Form 10-Q
period 1999-06-30
JUNIPER NETWORKS INC
filed 1999-07-30
CIK 1043604

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-26339
                             JUNIPER NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)



                  DELAWARE                                   77-042528
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

   385 RAVENDALE DRIVE, MOUNTAIN VIEW, CA                      94043
  (Address of principal executive offices)                  (Zip Code)

                                 (650) 526-8000
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ ]           No [X]

There were 50,015,623 shares of the Company's Common Stock, par value $.00001, outstanding on July 23, 1999.

================================================================================

                                TABLE OF CONTENTS


                                                                                PAGE NO.
                                                                                --------

PART I                       FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of June 30, 1999 and
        December 31, 1998.....................................................     3

        Condensed Consolidated Statements of Operations for the Three
        and Six Months Ended June 30, 1999 and June 30, 1998..................     4

        Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 1999 and June 30, 1998..........................     5

        Notes to Condensed Consolidated Financial Statements..................     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................     9

        Factors That May Affect Future Results................................     12

Item 3. Quantitative and Qualitative Disclosures About Market Risk............     15


PART II                      OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................     17


SIGNATURES....................................................................     18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             JUNIPER NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             June 30,         December 31,
                                                               1999              1998
                                                             ---------         ---------
ASSETS                                                      (Unaudited)            (1)
Current assets:
  Cash and cash equivalents                                  $  92,429         $  20,098
  Short-term investments                                        15,372                --
  Accounts receivable, net                                      17,312             8,056
  Prepaid expenses and other current assets                        881               680
                                                             ---------         ---------
          Total current assets                                 125,994            28,834
Property and equipment, net                                      9,098             7,702
Long-term investments and other long-term assets                 8,039               135
                                                             ---------         ---------
Total assets                                                 $ 143,131         $  36,671
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $   6,380         $   4,245
  Accrued warranty liability                                     3,346               684
  Accrued compensation and related liabilities                   1,809             1,114
  Other accrued liabilities                                      1,085               500
  Deferred revenue                                              12,815             5,639
  Current portion of obligations under capital leases            1,201             2,220
                                                             ---------         ---------
          Total current liabilities                             26,636            14,402
Long-term liabilities                                            2,521             5,204

Common stock and additional paid-in capital                    172,106            65,351
Deferred stock compensation                                     (4,472)           (5,153)
Accumulated deficit                                            (53,660)          (43,133)
                                                             ---------         ---------
Total shareholders' equity                                     113,974            17,065
                                                             ---------         ---------
Total liabilities and stockholders' equity                   $ 143,131         $  36,671
                                                             =========         =========

(1) The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)


                                                       Three months ended                 Six months ended
                                                             June 30,                          June 30,
                                                    -------------------------         -------------------------
                                                      1999             1998             1999             1998
                                                    --------         --------         --------         --------
Net revenues                                        $ 17,556         $     --         $ 27,600         $     --

Cost of revenues                                       8,046              180           14,393              219
                                                    --------         --------         --------         --------

Gross profit (loss)                                    9,510             (180)          13,207             (219)

Operating expenses:
  Research and development                             7,991            6,061           14,172            9,558
  Sales and marketing                                  3,849              764            6,452            1,283
  General and administrative                             977              444            1,753              779
  Amortization of deferred stock
     compensation                                        891              192            1,795              213
                                                    --------         --------         --------         --------
          Total operating expenses                    13,708            7,461           24,172           11,833
                                                    --------         --------         --------         --------

Operating loss                                        (4,198)          (7,641)         (10,965)         (12,052)

Interest income, net                                     448              438              560              946
                                                    --------         --------         --------         --------
Loss before income taxes                              (3,750)          (7,203)         (10,405)         (11,106)
Provision for income taxes                               102               --              122                2
                                                    --------         --------         --------         --------
Net loss                                            $ (3,852)        $ (7,203)        $(10,527)        $(11,108)
                                                    ========         ========         ========         ========

Basic and diluted net loss per share                $  (0.22)        $  (0.60)        $  (0.64)        $  (0.98)
                                                    ========         ========         ========         ========
Shares used in computing basic and
     diluted net loss per share                       17,882           11,950           16,436           11,372
                                                    ========         ========         ========         ========

Pro forma basic and diluted net loss per
  share (i)                                         $  (0.09)        $  (0.20)        $  (0.26)        $  (0.31)
                                                    ========         ========         ========         ========
Shares used in computing pro forma basic and
     diluted net loss per share (i)                   41,792           36,064           40,816           35,524
                                                    ========         ========         ========         ========

(i) Pro forma basic and diluted shares outstanding include convertible preferred stock using the if-converted method from the original date of issuance. The calculation excludes common stock equivalents such as options, as their effect would be anti-dilutive. For the quarter ended June 30, 1999, approximately 9.0 million common stock equivalent shares were excluded, which had they been included would have resulted in 50,811 shares outstanding, or a loss of $(0.08) per share.



                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                               Six months ended June 30,
                                                              ---------------------------
                                                                 1999              1998
                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (10,527)        $ (11,108)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                2,350               781
      Other non-cash transactions                                 2,209               237
      Changes in operating assets and liabilities:
        Accounts receivable                                      (9,256)           (1,644)
        Other assets                                               (877)             (291)
        Accounts payable and other accrued liabilities            6,082               657
        Deferred revenue                                          7,176             1,644
                                                              ---------         ---------
Net cash used in operating activities                            (2,843)           (9,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (3,746)           (2,372)
Purchases of available-for-sale investments                     (22,873)               --
Maturities of available-for-sale investments                         --            12,785
                                                              ---------         ---------
Net cash provided by (used in) investing activities             (26,619)           10,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital equipment leases                               --             2,187
Payments on lease obligations                                    (3,707)             (477)
Proceeds from issuance of preferred stock                        33,948                --
Proceeds from issuance of common stock                           71,552                18
                                                              ---------         ---------
Net cash provided by financing activities                       101,793             1,728
                                                              ---------         ---------
Net increase in cash and cash equivalents                        72,331             2,417
Cash and cash equivalents at beginning of period                 20,098            30,442
                                                              ---------         ---------

Cash and cash equivalents at end of period                    $  92,429         $  32,859
                                                              =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                        $     331         $     197
                                                              =========         =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Deferred stock compensation                                   $   1,113         $   2,549
                                                              =========         =========



                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by Juniper Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Juniper Networks, Inc. and its wholly-owned subsidiaries ("Juniper Networks" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 1999 and the operating results and cash flows for the three and six months ended June 30, 1999 and 1998, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1998 has been derived from audited financial statements as of that date.

        The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 1999.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

        Juniper Networks considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. Short- and long-term investments consist of debt securities with original maturities between three months and sixteen months.

        Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized gains and losses were not material for all periods presented. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income.

REVENUE RECOGNITION

        Juniper Networks generally recognizes product revenue at the time of shipment, assuming that collectibility is probable, unless Juniper Networks has future obligations for installation or has to obtain customer acceptance in which case revenue is deferred until these obligations are met. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying condensed consolidated balance sheets.

WARRANTY RESERVES

        Juniper Networks' product generally carries a one-year warranty that includes factory repair services as needed for replacement of parts. Estimated expenses for warranty obligations are accrued as revenue is recognized.

NET LOSS PER SHARE

         Basic net loss per share and diluted net loss per share are presented in conformity with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common that are subject to repurchase. All convertible preferred stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive for all periods presented.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):


                                                                     Three months ended        Six months ended
                                                                           June 30,                 June 30,
                                                                   ---------------------     ---------------------
                                                                     1999         1998         1999         1998
                                                                   --------     --------     --------     --------
                                                                         (unaudited)              (unaudited)
Numerator:
     Net loss .............................................        $ (3,852)    $ (7,203)    $(10,527)    $(11,108)
                                                                   --------     --------     --------     --------
Denominator:
     Basic and diluted:
        Weighted-average shares of common stock outstanding          23,302       19,175       22,111       19,157
        Less: weighted-average shares subject to repurchase          (5,420)      (7,225)      (5,675)      (7,785)
                                                                   --------     --------     --------     --------
        Weighted-average shares used in computing basic
           and diluted net loss per share .................          17,882       11,950       16,436       11,372
                                                                   --------     --------     --------     --------
     Basic and diluted net loss per share .................        $  (0.22)    $  (0.60)    $  (0.64)    $  (0.98)
                                                                   --------     --------     --------     --------

SEGMENT INFORMATION

        Effective January 1, 1998, Juniper Networks adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS
131). FAS 131 requires companies to report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports. Juniper Networks operates solely in one segment, the development and marketing of Internet infrastructure equipment, and therefore there is no impact on Juniper Networks' condensed consolidated financial statements due to the adoption of FAS 131.


NOTE 3. INITIAL PUBLIC OFFERING

        On June 24, 1999, the Company completed an initial public offering in which it sold 5,520,000 shares of Common Stock (including an over-allotment option of 720,000 shares) at $34.00 per share, of which approximately 3,422,000 shares were sold by selling stockholders.

Upon the closing of the offering, all the Company's Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consisted of 200,000,000 shares of Common Stock of which approximately 49,770,000 shares were outstanding at June 30, 1999 and 10,000,000 shares of preferred stock, none of which were issued or outstanding at June 30, 1999.


NOTE 4. COMMITMENTS

        Juniper Networks has outstanding purchase order commitments for materials of approximately $2.4 million at December 31, 1998 and $2.6 million at June 30, 1999. Juniper Networks expects the purchase orders to be fulfilled in 1999. Of this amount, Juniper Networks has accrued approximately $295,000 and $120,000 of the outstanding commitments for obsolete inventory as of December 31, 1998 and June 30, 1999. These expenses are included in the cost of revenue in the year ended December 31, 1998 and the six months ended June 30, 1999.

        This report for Juniper Networks contains forward-looking statements made within the meaning of the Securities laws. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of Juniper Networks as of the date hereof.

        The following information should be read in conjunction with the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 24, 1999 and "Factors That May Affect Future Results" in this document.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers to meet the demands resulting from the rapid growth of the Internet.

        From the Company's inception in February 1996 through September 1998, its operating activities were primarily devoted to increasing research and development capabilities, designing ASICs, developing software, developing and testing the M40 and developing other products. The Company also staffed its administrative, marketing and sales organizations and implemented certain strategic relationships. Since inception, the Company has incurred significant losses, and as of June 30, 1999, had an accumulated deficit of $53.7 million. The Company has not achieved profitability on a quarterly or annual basis. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, will need to generate significantly higher revenues to achieve and maintain profitability.

        Revenues currently are derived from sales of one product, the M40. While the Company is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.


RESULTS OF OPERATIONS

NET REVENUES

        The quarter ended December 31, 1998, was the Company's first quarter of revenue as the Company first shipped products in volume in October 1998. Net revenues were $17.6 million for the three months ended June 30, 1999, and $27.6 million for the six months ended June 30, 1999 (none for the corresponding periods in the preceding fiscal year).

COST OF REVENUES

        Cost of revenues were $8.0 million for the three months ended June 30, 1999, and $14.4 million for the six months ended June 30, 1999 ($180,000 and $219,000 for the corresponding periods in the preceding fiscal year). Cost of revenues includes the cost of manufacturing overhead and the customer service and support organization.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $8.0 million for the three month period ended June 30, 1999, an increase of $1.9 million or 32% over the comparable quarter of 1998, and were $14.2 million in the six months ended June 30, 1999, an increase of $4.6 million or 48% over the comparable period of 1998. The increase was due primarily to costs associated with a significant increase in headcount to support multiple projects and depreciation associated with capital spending for the increased headcount. The increase in research and development expense was partially offset by a decrease in prototype expenses of approximately 63% in the three months ended June 30, 1999 over the comparable quarter in 1998 and 30% in the six months ended June 30, 1999 over the comparable period in 1998. The Company expects that prototype expenses will increase over the next several quarters. Research and development is essential to the Company's future success and the Company expects that research and development expense will increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses were $3.8 million for the three month period ended June 30, 1999, an increase of $3.1 million over the comparable quarter of 1998, and were $6.5 million in the six months ended June 30, 1999, an increase of $5.2 million over the comparable period of 1998. The increase was due primarily to increased costs associated with a significant increase in headcount over the comparable period in 1998. The Company expects to continue its current hiring, therefore, sales and marketing expense are expected to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses totaled $977,000 for the three month period ended June 30, 1999, an increase of $533,000 over the comparable quarter of 1998, and were $1.8 million in the six months ended June 30, 1999, an increase of $1.0 million over the comparable period of 1998. The increase was due primarily to the costs associated with recruiting and additional headcount to support increased levels of business activity. The Company expects general and administrative expense to continue to increase in absolute dollars in future periods as a result of expansion of business activity and the requirements of being a publicly traded company.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

        In connection with the grant of certain stock options to employees during 1998 and the three months ended March 31, 1999, the Company recorded deferred compensation of $6.4 million and $1.1 million, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options. The Company expensed $1.2 million of deferred compensation during the year ended December 31, 1998, and $1.8 million of deferred compensation during the six months ended June 30, 1999. This compensation expense relates to stock options awarded to individuals in all operating expense categories.

INTEREST INCOME, NET

        Net interest income includes income on cash investments partially offset by expenses related to financing obligations. Net interest income was $448,000 in the three months ended June 30, 1999 and $560,000 in the six months ended June 30, 1999. This compares with net interest income of $438,000 in the three months ended June 30, 1998 and $946,000 in the six months ended June 30, 1998. Most of the net interest income decrease for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was due to less interest income as average cash balances from the proceeds of issuances of preferred and common stock were smaller in the first quarter of the 1999 period as compared to the first quarter of the 1998 period.

PROVISION FOR INCOME TAXES

        The Company has recorded a tax provision of $122,000 for the six month period ending June 30, 1999. The provision for income taxes consists primarily of foreign taxes.


LIQUIDITY AND CAPITAL RESOURCES

        Prior to its initial public offering, the Company financed operations primarily through the private placement of convertible preferred stock and capital leases. On June 24, 1999, the Company completed its initial public offering of common stock, in which it sold 5,520,000 shares of common stock (including exercise of an over-allotment option) at a price of $34.00 per share, of which approximately 3,422,000 shares were sold by selling stockholders. Proceeds to the Company from the offering, before offering expenses, were approximately $66.3 million.

        At June 30, 1999, the Company had cash and cash equivalents of $92.4 million, short-term investments of $15.4 million and long-term investments of $7.5 million. The Company regularly invests excess funds in short-term money market funds, commercial paper and government and non-government debt securities.

        Net cash used in operating activities for the six months ended June 30, 1999 and 1998 was $2.8 million and $9.7 million, respectively. Cash used in operating activities in each period was primarily the result of net losses and an increase in accounts receivable, partially offset by the increase in deferred revenues and accrued liabilities and increases in non-cash charges.

        Net cash used in investing activities for the six months ended June 30, 1999 was $26.6 million, and net cash provided by investing activities in the six months ended June 30, 1998 was $10.4 million. Cash used in investing activities in the six months ended June 30, 1999 was due to the purchase of fixed assets and purchase of available-for-sale investments. Cash provided by investing activities in the six months ended June 30, 1998 was due to maturities of available-for-sale investments, partially offset by the purchase of fixed assets.

       Net cash provided by financing activities for the six months ended June 30, 1999 and 1998 was $101.8 million and $1.7 million, respectively. Cash provided by financing activities in the six months ended June 30, 1999 was due to proceeds from the issuance of preferred stock and common stock, including proceeds of $66.3 million from the initial public offering, partially offset by payments on lease obligations. Cash provided by financing activities in the six months ended June 30, 1998 was primarily due to proceeds from capital equipment leases, partially offset by payments on lease obligations.

        The Company expects to devote substantial capital resources to continue its research and development efforts, to hire and expand the sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

YEAR 2000 COMPLIANCE

        The Company has designed its products for use in the year 2000 and beyond and believe they are year 2000 compliant. However, its products are generally integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. Each of the Company's customers' networks involves different combinations of third party products. The Company cannot evaluate whether all of their products are year 2000 compliant. The Company may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the overall network. Although no such claims have been made, the Company may in the future be required to defend its products in legal proceedings which could be expensive regardless of the merits of such claims.

        The Company has received assurances that all material systems from its third-party vendors are year 2000 compliant. The Company is not currently aware of any year 2000 problem relating to any of its material internal systems. It is in the process of testing all such systems for year 2000 compliance and plan to complete such testing before September 30, 1999. The Company does not believe that it has any significant systems that contain embedded chips that are not year 2000 compliant. Based on its assessment to date, the Company anticipates that costs associated with testing and remediating internal systems will be approximately $200,000.

        The Company's customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems to become year 2000 compliant. This situation may reduce funds available to purchase the Company's products. In addition, some customers may wait to purchase products until after the year 2000, which may reduce the Company's revenue.


FACTORS THAT MAY AFFECT FUTURE RESULTS

LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT. As a result of the Company's limited operating history, it is difficult to accurately forecast revenues, and there is limited meaningful historical financial data upon which to base planned operating expenses. In addition, the Company's operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are and will continue to be fixed in the short-term. The revenue and income potential of its products and business are unproven and the market that it is addressing is rapidly evolving. If the Company does not achieve its expected revenues, its operating results will be below its expectations and the expectations of investors and market analysts, which could cause the price of the common stock to decline.

In addition, timing of deployment can vary widely and depends on various factors. Customers with large networks usually expand their networks in large increments on a periodic basis. The Company expects to receive purchase orders for significant dollar amounts on an irregular basis. Because of the Company's limited operating history, it cannot predict these sales and development cycles. These long cycles, as well as the Company's expectation that customers will tend to sporadically place large orders with short lead times, may cause its revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

THE M40 CURRENTLY IS THE COMPANY'S ONLY PRODUCT AND A SIGNIFICANT PORTION OF FUTURE REVENUE DEPENDS ON ITS COMMERCIAL SUCCESS. The Company's future growth and a significant portion of the Company's future revenue depends on the commercial success of the M40 Internet backbone router, which is the only product that the Company currently offers. Failure of the M40 to operate as expected could delay or prevent its adoption. If the

Company's target customers do not widely adopt, purchase and successfully deploy the M40, revenues will not grow significantly and the Company's business, financial condition and results of operations will be seriously harmed.

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO DEVELOP PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE. The Company cannot be sure that it will be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop new products or product enhancements will substantially decrease market acceptance and sales of present and future products which will significantly harm the Company's business and financial results. Even if the Company is able to develop and commercially introduce new products and enhancements, it cannot be sure that the new products or enhancements will achieve widespread market acceptance. Any failure of its future products to achieve market acceptance could harm its business and financial results.

The Internet infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. In developing products, the Company has made, and will continue to make, assumptions with respect to which standards will be adopted by its customers and competitors. If the standards adopted are different from those which it has chosen to support, market acceptance of its products may be significantly reduced or delayed and its business will be seriously harmed. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete.

THE COMPANY HAS A LIMITED NUMBER OF CUSTOMERS AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HAVE AN ADVERSE EFFECT. The Company expects that the majority of its revenues will continue to depend on sales of the M40 to a small number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease the sales of the M40 to these customers which could seriously harm the Company's revenues and results of operations.

THE COMPANY FACES INTENSE COMPETITION THAT COULD REDUCE ITS MARKET SHARE. Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of private companies have announced plans for new products to address the same problems which the Company's products address. If the Company is unable to compete successfully against its current and future competitors, it could experience price reductions, reduced gross margins and loss of market share, any one of which could materially and adversely affect its business, operating results and financial condition.

THE COMPANY IS DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS. The Company currently purchases several key components, including ASICs and power supplies, from single or limited sources. IBM is currently the Company's sole source supplier of these ASICs. These ASICs are very complex, and the Company may not be able to develop an alternate source to IBM in a timely manner, which could hurt its ability to deliver the M40 to customers. The Company also purchases power supplies from a single source and certain other custom components from other sole or limited sources. If the Company is unable to buy these components on a timely basis, it will not be able to deliver the M40 to its customers, which would seriously impact present and future sales and revenue which would, in turn, seriously harm its business.

THE COMPANY CURRENTLY DEPENDS ON ONE CONTRACT MANUFACTURER, AND IF IT HAD TO QUALIFY A NEW CONTRACT MANUFACTURER IT MAY LOSE REVENUE AND DAMAGE CUSTOMER RELATIONSHIPS. Solectron, a third party manufacturer for numerous companies, manufactures the M40 at its

Milpitas, California facility on a purchase order basis and is the Company's sole manufacturer. The Company currently does not have a long-term supply contract with Solectron.

Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If the Company is required or choose to change contract manufacturers, it may lose revenue and damage its customer relationships.

The Company plans to regularly introduce new products and product enhancements, which will require that it coordinate its efforts with those of its suppliers and Solectron to rapidly achieve volume production. If the Company should fail to effectively manage its relationship with Solectron, or if Solectron experiences delays, disruptions or quality control problems in its manufacturing operations, the Company's ability to ship products to customers could be delayed.

THE UNPREDICTABILITY AND SEASONALITY OF THE COMPANY'S QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF ITS COMMON STOCK. The Company's revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of its control and any of which may cause its stock price to fluctuate.

In addition, the Company is dependent on decisions by customers to build their Internet infrastructure, which decisions are in turn dependent upon the success and expected demand for the services offered by those customers. Furthermore, the long sales and implementation cycles for the M40, as well as the degree to which customers will sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly from quarter to quarter.

The Company plans to increase significantly its operating expenses to fund greater levels of research and development, expand its sales and marketing operations, broaden its customer support capabilities and develop new distribution channels. It also plans to expand its general and administrative functions to address the increased reporting and other administrative demands, resulting from the Company's recent initial public offering and the increasing size of its business. The Company's operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in its operating results from quarter to quarter and could result in substantial operating losses.

Due to the foregoing factors, the Company believes that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors. In this event, the price of the Company's common stock may fall.

IF THE COMPANY'S PRODUCTS DO NOT INTEROPERATE WITH ITS CUSTOMERS' NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED AND COULD RESULT IN SUBSTANTIAL PRODUCT RETURNS WHICH COULD DISRUPT ITS BUSINESS AND HARM ITS FINANCIAL CONDITION. The Company's products are designed to interface with customers' existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of the Company's customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. The Company's products must interoperate with all of the products within these networks as well as future products in order to meet customers' requirements. If the Company finds errors in the existing software used in customers' networks, it must modify its JUNOS Internet Software to fix or overcome these errors so that its products will interoperate and scale with the existing software and hardware. If its products do not interoperate with those of customers' networks, installations could be delayed, orders for its products could be cancelled or products could be returned. This would also seriously harm the Company's reputation, which could seriously harm its business and prospects.

Service providers typically use the Company's products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from product development efforts and cause significant customer relations problems.

In addition, although the Company has thoroughly tested the M40, because of the nature of the product, it can only be fully tested when deployed in very large networks with high amounts of traffic. To date, customers have only deployed the M40 on a limited basis. Consequently, the Company's customers may discover errors or defects in the hardware or the software after it has been fully deployed.


IF THE COMPANY FAILS TO MANAGE EXPANSION EFFECTIVELY, ITS BUSINESS, FINANCIAL CONDITION AND PROSPECTS COULD BE SERIOUSLY HARMED. The Company's ability to successfully offer its products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company continues to increase the scope of its operations domestically and internationally and have grown headcount substantially. In addition, the Company plans to continue to hire a significant number of employees this year. This growth has placed, and the Company's anticipated growth in future operations will continue to place, a significant strain on its management systems and resources. The Company expects that it will need to continue to improve its financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage its work force worldwide. Furthermore, the Company expects that it will be required to manage multiple relationships with various customers and other third parties.

THE COMPANY DEPENDS ON KEY PERSONNEL TO MANAGE ITS BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET AND IF IT IS UNABLE TO HIRE ADDITIONAL PERSONNEL, ITS ABILITY TO SELL PRODUCTS COULD BE HARMED. The Company's future success depends upon the continued services of its executive officers and other key engineering, sales, marketing and support personnel. None of the officers or key employees is bound by an employment agreement for any specific term.

The Company also intends to hire a significant number of engineering, sales, marketing and support personnel in the future, and it believes its success depends, in large part, upon its ability to attract and retain these key employees. Competition for these persons is intense, especially in the San Francisco Bay area. The loss of the services of any of its key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact the Company's ability to sell its products.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income it receives from its investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the investment will probably decline. To minimize this risk, the Company maintains its portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, the Company invests in relatively short-term securities.

        The following table presents the amounts of cash equivalents and investments that are subject to market risk by range of expected maturity and weighted average interest rates as of June 30, 1999 and December 31, 1998. This table does not include money market funds because those funds are not subject to market risk.

                                                          MATURING
                                                       BETWEEN THREE
                                      MATURING IN        MONTHS AND
AT JUNE 30, 1999                      THREE MONTHS     SIXTEEN MONTHS          TOTAL
                                      ------------     --------------          -----
Cash equivalents .............        $    6,570         $       --         $    6,570

Weighted average interest rate              5.23%                --%              5.23%

Investments ..................        $    8,531         $   14,342         $   22,873

Weighted average interest rate              5.03%              5.62%              5.40%

Total portfolio ..............        $   15,101         $   14,342         $   29,443

Weighted average interest rate              5.12%              5.62%              5.36%

                                                                  MATURING
                                                               BETWEEN THREE
                                               MATURING IN     MONTHS AND ONE
AT DECEMBER 31, 1998                           THREE MONTHS          YEAR         TOTAL
                                               ------------    --------------     ----
Cash equivalents.............................    $16,520            $  --        $16,520

Weighted average interest  rate..............       5.33%              --%          5.33%


EXCHANGE RATE SENSITIVITY

        The Company operates primarily in the United States, and all sales to date have been made in US dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of Juniper Networks, Inc. was held on May 13, 1999 at the Company's offices in Mountain View, California. Of the 48,465,252 shares outstanding as of April 30, 1999, the record date, 44,028,414 shares (91%) were present or represented by proxy at the meeting.

        1. The table below presents the results of the election to the Company's board of directors.

                                              Votes For            Withheld
                                              ---------            --------
        Scott Kriens                         44,028,414               0
        Pradeep Sindhu                       44,028,414               0
        William R. Hearst III                44,028,414               0
        Vinod Khosla                         44,028,414               0
        C. Richard Kramlich                  44,028,414               0
        William Stensrud                     44,028,414               0

        2. The stockholders approved an amendment to the Company's 1996 Stock Option Plan and the reservation of an aggregate of 19,187,500 shares, plus annual increase, of Common Stock for issuance thereunder. This proposal received 44,028,414 votes for and none against or abstaining.

        3. The stockholders approved the adoption of the Company's 1999 Employee Stock Purchase Plan and the reservation of 500,000 shares, plus annual increase, of Common Stock for issuance thereunder. This proposal received 44,028,414 votes for and none against or abstaining.

        4. The stockholders ratified the Amended and Restated Bylaws of the Company. This proposal received 44,028,414 votes for and none against or abstaining.

        5. The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1999. This proposal received 44,028,414 votes for and none against or abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) List of Exhibits

                   Number                    Exhibit Description
                   ------                    -------------------
                    27.1          Financial Data Schedule (Filed Electronically)

        (b)  Reports on Form 8-K : None

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       JUNIPER NETWORKS, INC.


                                              /s/  Marcel Gani
                                        -----------------------------
                                                   Marcel Gani
                                            Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)



Dated:  July 30, 1999

                                 EXHIBIT INDEX

                   Number                    Exhibit Description
                   ------                    -------------------
                    27.1          Financial Data Schedule (Filed Electronically)