Form 10-Q
period 1999-09-30
JUNIPER NETWORKS INC
filed 1999-10-29
CIK 1043604

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-26339
                             JUNIPER NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)



            DELAWARE                                         77-0422528
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

 385 RAVENDALE DRIVE, MOUNTAIN VIEW, CA                         94043
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

                           Yes  [X]     No [ ]

There were 51,786,969 shares of the Company's Common Stock, par value $.00001, outstanding on October 19, 1999.

================================================================================

                                TABLE OF CONTENTS


                                                                                PAGE NO.
                                                                                --------
PART I                              FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998.........................................        3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 1999 and
         September 30, 1998.................................................        4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and September 30, 1998.............        5

         Notes to Condensed Consolidated Financial Statements...............        6

Item 2.  Management's Discussion and Analysis of  Financial Condition
         and Results of Operations..........................................        9

         Factors That May Affect Future Results.............................        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........        16



PART II                             OTHER INFORMATION

Item 1.  Legal Proceedings..................................................        17

Item 2.  Changes in Securities and Use of Proceeds..........................        17

Item 6.  Exhibits and Reports on Form 8-K...................................        17


SIGNATURES..................................................................        18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             JUNIPER NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   September 30,      December 31,
                                                                       1999              1998
                                                                   ------------       ----------
ASSETS                                                              (Unaudited)          (1)
Current assets:
  Cash and cash equivalents                                         $  36,475         $  20,098
  Short-term investments                                               48,124                --
  Accounts receivable, net                                             13,623             8,056
  Prepaid expenses and other current assets                             3,471               680
                                                                    ---------         ---------
          Total current assets                                        101,693            28,834
Property and equipment, net                                             9,352             7,702
Long-term investments and other long-term assets                       36,576               135
                                                                    ---------         ---------
Total assets                                                        $ 147,621         $  36,671
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   8,375         $   4,245
  Accrued warranty liability                                            6,274               684
  Accrued compensation and related liabilities                          2,724             1,114
  Other accrued liabilities                                             1,661               500
  Deferred revenue                                                     15,359             5,639
  Current portion of obligations under capital leases                      --             2,220
                                                                    ---------         ---------
          Total current liabilities                                    34,393            14,402
Long-term liabilities                                                      48             5,204

Preferred stock, common stock and additional
paid-in capital                                                       172,097            65,351
Deferred stock compensation                                            (3,670)           (5,153)
Accumulated deficit                                                   (55,247)          (43,133)
                                                                    ---------         ---------
Total stockholders' equity                                            113,180            17,065
                                                                    ---------         ---------
Total liabilities and stockholders' equity                          $ 147,621         $  36,671
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

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                            Three months ended                Nine months ended
                                                                September 30,                    September 30,
                                                          -------------------------         -------------------------
                                                            1999             1998             1999             1998
                                                          --------         --------         --------         --------
Net revenues                                              $ 29,564         $     --         $ 57,164         $     --

Cost of revenues                                            12,490              382           26,883              601
                                                          --------         --------         --------         --------

Gross profit (loss)                                         17,074             (382)          30,281             (601)

Operating expenses:
  Research and development                                  11,510            8,284           25,682           17,842
  Sales and marketing                                        5,610            1,215           12,062            2,498
  General and administrative                                 1,701              562            3,454            1,341
  Amortization of deferred stock
     compensation                                              802              374            2,597              587
                                                          --------         --------         --------         --------
          Total operating expenses                          19,623           10,435           43,795           22,268
                                                          --------         --------         --------         --------

Operating loss                                              (2,549)         (10,817)         (13,514)         (22,869)

Interest income, net                                         1,365              238            1,925            1,184
                                                          --------         --------         --------         --------
Loss before income taxes                                    (1,184)         (10,579)         (11,589)         (21,685)
Provision for income taxes                                     403               --              525                2
                                                          --------         --------         --------         --------
Net loss                                                  $ (1,587)        $(10,579)        $(12,114)        $(21,687)
                                                          ========         ========         ========         ========

Basic and diluted net loss per share                      $  (0.04)        $  (0.82)        $  (0.47)        $  (1.82)
                                                          ========         ========         ========         ========
Shares used in computing basic and
     diluted net loss per share                             45,153           12,895           26,009           11,906
                                                          ========         ========         ========         ========

Pro forma basic and diluted net loss per share (1)        $  (0.04)        $  (0.29)        $  (0.29)        $  (0.60)
                                                          ========         ========         ========         ========
Shares used in computing pro forma basic and
     diluted net loss per share (1)                         45,153           37,008           42,417           36,019
                                                          ========         ========         ========         ========

(1) Pro forma basic and diluted shares outstanding include convertible preferred stock using the if-converted method from the original date of issuance. The calculation excludes common stock equivalents such as options, as their effect would be anti-dilutive. For the quarter ended September 30, 1999, approximately 9.5 million common stock equivalent shares were excluded, which had they been included would have resulted in 54,661 shares outstanding, or a loss of $(0.03) per share.



                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                            Nine months ended September 30,
                                                            -------------------------------
                                                                1999              1998
                                                            ----------         ------------
                                                                               <C
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(12,114)        $(21,687)
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation                                               3,759            1,353
      Deferred stock compensation and other non-cash
        transactions                                             3,043              628
      Changes in operating assets and liabilities:
        Accounts receivable                                     (5,567)            (416)
        Other assets                                            (3,463)            (267)
        Accounts payable and other accrued liabilities          12,496            1,836
        Deferred revenue                                         9,720            2,508
                                                              --------         --------
Net cash provided by (used in) operating activities              7,874          (16,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (5,409)          (3,885)
Purchases of available-for-sale investments                    (84,339)              --
Maturities of available-for-sale investments                        --           15,785
                                                              --------         --------
Net cash provided by (used in) investing activities            (89,748)          11,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital equipment leases                              --            4,400
Payments on lease obligations                                   (7,381)            (838)
Proceeds from issuance of preferred stock                       33,948               --
Proceeds from issuance of common stock                          71,684              241
                                                              --------         --------
Net cash provided by financing activities                       98,251            3,803

                                                              --------         --------
Net increase (decrease) in cash and cash equivalents            16,377             (342)
Cash and cash equivalents at beginning of period                20,098           30,442
                                                              --------         --------

Cash and cash equivalents at end of period                    $ 36,475         $ 30,100
                                                              ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                        $    477         $    349
                                                              ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Deferred stock compensation                                   $  1,113         $  3,475
                                                              ========         ========



                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared by Juniper Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Juniper Networks, Inc. and its wholly-owned subsidiaries ("Juniper Networks" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 1999 and the operating results and cash flows for the three and nine months ended September 30, 1999 and 1998, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1998 has been derived from audited financial statements as of that date.

         The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 1999.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

         Cash and cash equivalents consist of cash on deposit with banks, money market instruments and debt securities with original maturities of 90 days or less. Short- and long-term investments consist of debt securities with original maturities between three months and two years.

         Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized gains and losses were not material for all periods presented. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income.

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

NET LOSS PER SHARE

         Basic net loss per share and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common that are subject to repurchase. All convertible preferred stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive for all periods presented.

         The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):


                                                                       Three months ended             Nine months ended
                                                                           September 30,                September 30,
                                                                     -------------------------     --------------------------
                                                                       1999              1998        1999             1998
                                                                            (unaudited)                  (unaudited)
Numerator:
     Net loss .................................................      $ (1,587)        $(10,579)    $(12,114)        $(21,687)
                                                                     --------         --------     --------         --------
Denominator:
     Basic and diluted:
        Weighted-average shares of common stock outstanding....        49,976           19,557       31,400           19,326
        Less: weighted-average shares subject to repurchase....        (4,823)          (6,662)      (5,391)          (7,420)
                                                                     --------         --------     --------         --------
        Weighted-average shares used in computing basic and
           diluted net loss per share .........................        45,153           12,895       26,009           11,906
                                                                     --------         --------     --------         --------

     Basic and diluted net loss per share .....................      $  (0.04)        $  (0.82)    $  (0.47)        $  (1.82)
                                                                     --------         --------     --------         --------

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

NOTE 3.  COMMITMENTS

         Juniper Networks has outstanding purchase order commitments for materials of approximately $2.4 million at December 31, 1998 and $4.6 million at September 30, 1999. Juniper Networks expects the purchase orders to be fulfilled in 1999.

NOTE 4.  SUBSEQUENT EVENTS

         On October 5, 1999, the Company completed a secondary public offering in which it sold 5,750,000 shares of common stock (including an over-allotment option of 750,000 shares which was completed on October 12, 1999) at $190.00 per share, of which approximately 3,977,000 shares were sold by selling stockholders. Proceeds to the Company from this offering, net of issuance costs, were approximately $324.2 million. After the offering, the Company's authorized capital consisted of 200,000,000 shares of common stock of which approximately 51,787,000 shares were outstanding and 10,000,000 shares of preferred stock, none of which were issued or outstanding.

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

         The following information should be read in conjunction with the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on September 29, 1999 and "Factors That May Affect Future Results" in this document.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers to meet the demands resulting from the rapid growth of the Internet.

         From the Company's inception in February 1996 through September 1998, its operating activities were primarily devoted to increasing research and development capabilities, designing ASICs, developing software, developing and testing the M40 and developing other products. The Company also staffed its administrative, marketing and sales organizations and implemented certain strategic relationships. Since inception, the Company has incurred significant losses, and as of September 30, 1999, had an accumulated deficit of $55.2 million. The Company has not achieved profitability on a quarterly or annual basis. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, will need to generate significantly higher revenues to achieve and maintain profitability.

         Revenues currently are derived from sales of one product, the M40. While the Company is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.


RESULTS OF OPERATIONS

NET REVENUES

         The quarter ended December 31, 1998, was the Company's first quarter of revenue as the Company first shipped products in volume in October 1998. Net revenues were $29.6 million for the three months ended September 30, 1999, and $57.2 million for the nine months ended September 30, 1999 (none for the corresponding periods in the preceding fiscal year). Three customers accounted for approximately 66% of the net revenues in the three months ended September 30, 1999, and two customers accounted for approximately 55% of the net revenues in the nine months ended September 30, 1999.

COST OF REVENUES

         Cost of revenues were $12.5 million for the three months ended September 30, 1999, and $26.9 million for the nine months ended September 30, 1999 ($382,000 and $601,000 for the corresponding periods in the preceding fiscal year). Cost of revenues includes the cost of manufacturing overhead and the customer service and support organization.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $11.5 million for the three month period ended September 30, 1999, an increase of $3.2 million or 39% over the comparable quarter of 1998, and were $25.7 million in the nine months ended September 30, 1999, an increase of $7.8 million or 44% over the comparable period of 1998. The increase was due primarily to costs associated with a significant increase in headcount to support multiple projects and depreciation associated with capital spending for the increased headcount. Product development expenses such as prototype expenses and non-recurring engineering costs increased approximately 15% in the three months ended September 30, 1999 over the comparable quarter in 1998, however these expenses decreased approximately 10% in the nine months ended September 30, 1999 over the comparable period in 1998. The Company expects that these product development expenses will increase over the next several quarters. Research and development is essential to the Company's future success and the Company expects that research and development expense will increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses were $5.6 million for the three month period ended September 30, 1999, an increase of $4.4 million over the comparable quarter of 1998, and were $12.1 million in the nine months ended September 30, 1999, an increase of $9.6 million over the comparable period of 1998. The increase was due primarily to increased costs associated with a significant increase in headcount over the comparable period in 1998, as well as an increase in costs associated with international expansion. The Company expects to continue its current hiring and international expansion, therefore, sales and marketing expense are expected to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $1.7 million for the three month period ended September 30, 1999, an increase of $1.1 million over the comparable quarter of 1998, and were $3.5 million in the nine months ended September 30, 1999, an increase of $2.1 million over the comparable period of 1998. The increase was due primarily to the costs associated with additional headcount to support increased levels of business activity, as well as costs associated with being a publicly traded company. The Company expects general and administrative expense to continue to increase in absolute dollars in future periods as a result of expansion of business activity.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         In connection with the grant of certain stock options to employees during 1998 and the three months ended March 31, 1999, the Company recorded deferred compensation of $6.4 million and $1.1 million, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options. The Company expensed $1.2 million of deferred compensation during the year ended December 31, 1998, and $2.6 million of deferred compensation during the nine months ended September 30, 1999. This compensation expense relates to stock options granted to individuals in all operating expense categories.

INTEREST INCOME, NET

         Net interest income includes income on cash investments partially offset by expenses related to financing obligations. Net interest income was $1.4 million in the three months ended September 30, 1999 and $1.9 million in the nine months ended September 30, 1999. This compares with net interest income of $238,000 in the three months ended September 30, 1998 and $1.2 million in the nine months ended September 30, 1998. The increases in net interest income are a direct result of increased cash and investment balances, as well as the early extinguishment of the capital leases.

PROVISION FOR INCOME TAXES

         The Company has recorded a tax provision of $525,000 for the nine month period ending September 30, 1999. The provision for income taxes consists primarily of foreign and state taxes.

         Utilization of net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.


LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering, the Company financed operations primarily through the private placement of convertible preferred stock and capital leases. On June 24, 1999, the Company's registration statement for its initial public offering of common stock was declared effective. The Company sold 5,520,000 shares of common stock (including exercise of an over-allotment option) at a price of $34.00 per share, of which approximately 3,422,000 shares were sold by selling stockholders and closed the offering on June 30, 1999. Proceeds to the Company from the initial public offering, net of issuance costs, were approximately $65.2 million. On October 5, 1999, the Company completed a secondary public offering in which it sold 5,750,000 shares of common stock (including exercise of an over-allotment option on October 12, 1999) at a price of $190.00 per share, of which approximately 3,977,000 shares were sold by selling stockholders. Proceeds to the Company from this offering, net of issuance costs, were approximately $324.2 million.

         At September 30, 1999, the Company had cash and cash equivalents of $36.5 million, short-term investments of $48.1 million and long-term investments of $36.2 million. The Company regularly invests excess funds in short-term money market funds, commercial paper and government and non-government debt securities.

         Net cash provided by operating activities for the nine months ended September 30, 1999 was $7.9 million and net cash used in operating activities for the nine months ended September 30, 1998 was $16.0 million. Cash provided by operating activities in the 1999 period was primarily the result of increases in accounts payable and other accrued liabilities, deferred revenue, and non-cash charges, partially offset by the net loss and increases in accounts receivable and other assets. Cash used in operating activities in the 1998 period was primarily the result of net losses and an increase in accounts receivable, partially offset by the increases in deferred revenues and accrued liabilities, as well as, non-cash charges.

         Net cash used in investing activities for the nine months ended September 30, 1999 was $89.7 million, and net cash provided by investing activities in the nine months ended September 30, 1998 was $11.9 million. Cash used in investing activities in the nine months ended September 30, 1999 was due to the purchase of fixed assets and purchase of available-for-sale investments. Cash provided by investing activities in the nine months ended September 30, 1998 was due to maturities of available-for-sale investments, partially offset by the purchase of fixed assets.

        Net cash provided by financing activities for the nine months ended September 30, 1999 and 1998 was $98.3 million and $3.8 million, respectively. Cash provided by financing activities in the nine months ended September 30, 1999 was due to proceeds from the issuance of preferred stock and common stock, including proceeds of $65.2 million from the initial public offering, partially offset by payments on lease obligations. Cash provided by financing activities in the nine months ended September 30, 1998 was primarily due to proceeds from capital equipment leases, partially offset by payments on lease obligations.

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

         The Company has received assurances that all material systems from its third-party vendors are year 2000 compliant. The Company has completed testing all of its material internal systems and the Company is not currently aware of any year 2000 problem relating to any of its material internal systems. The Company does not believe that it has any significant systems that contain embedded chips that are not year 2000 compliant. Based on its assessment to date, the Company anticipates that costs associated with testing and remediating internal systems will be approximately $200,000.

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

In addition, timing of deployment of the Company's products can vary widely and depends on various factors. Customers with large networks usually expand their networks in large increments on a periodic basis. The Company expects to receive purchase orders for significant dollar amounts on an irregular basis. Because of the Company's limited operating history, it cannot predict these sales and development cycles. These long cycles, as well as the Company's expectation that customers will tend to sporadically place large orders with short lead times, may cause its revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

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

THE COMPANY HAS A LIMITED NUMBER OF CUSTOMERS AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HAVE AN ADVERSE EFFECT. The Company expects that the majority of its revenues will continue to depend on sales to a small number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease sales to these customers which could seriously harm the Company's revenues and results of operations.

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

THE COMPANY IS DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS. The Company currently purchases several key components, including ASICs and power supplies, from single or limited sources. IBM is currently the Company's sole source supplier of these ASICs. These ASICs are very complex, and the Company may not be able to develop an alternate or second source in a timely manner, which could hurt its ability to deliver product to customers. The Company also purchases power supplies from a single source and certain other custom components from other sole or limited sources. If the Company is unable to buy these components on a timely basis, it will not be able to deliver product to its customers, which would seriously impact present and future sales and revenue which would, in turn, seriously harm its business.

THE COMPANY CURRENTLY DEPENDS ON ONE CONTRACT MANUFACTURER, AND IF IT HAD TO QUALIFY A NEW CONTRACT MANUFACTURER IT COULD LOSE REVENUE AND DAMAGE CUSTOMER RELATIONSHIPS. Solectron, a third party manufacturer for numerous companies, manufactures the M40 at its Milpitas, California facility on a purchase order basis and is the Company's sole manufacturer. The Company currently does not have a long-term supply contract with Solectron.

Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If the Company is required or choose to change contract manufacturers, it could lose revenue and damage its customer relationships.

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

In addition, the Company is dependent on decisions by customers to build their Internet infrastructure, which decisions are in turn dependent upon the success and expected demand for the services offered by those customers. Furthermore, the long sales and implementation cycles for the product, as well as the degree to which customers will sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly from quarter to quarter.

The Company plans to increase significantly its operating expenses to fund greater levels of research and development, expand its sales and marketing operations, broaden its customer support capabilities and develop new distribution channels. It also plans to expand its general and administrative functions to address the increased reporting and other administrative demands, which will result from being a publicly traded company and the increasing size of its business. The Company's operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in its operating results from quarter to quarter and could result in substantial operating losses.

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

         The following table presents the amounts of cash equivalents and investments that are subject to market risk by range of expected maturity and weighted average interest rates as of September 30, 1999 and December 31, 1998. This table does not include money market funds because those funds are not subject to market risk.

                                                                      MATURING         MATURING
                                                   MATURING IN     BETWEEN THREE        BETWEEN
                                                  THREE MONTHS       MONTHS AND      ONE YEAR AND
AT SEPTEMBER 30, 1999                               OR  LESS          ONE YEAR         TWO YEARS           TOTAL
                                                  ------------     -------------     ------------          -----
                                                                                                         <C
Included in cash and cash equivalents..........      $16,889                                             $16,889

Weighted average interest rate.................         5.49%                                               5.49%

Included in short-term investments ............                      $48,124                             $48,124

Weighted average interest rate.................                         5.67%                               5.67%

Included in long-term investments .............                                         $33,215          $33,215

Weighted average interest rate.................                                            6.14%            6.14%

Total portfolio ...............................                                                          $98,228

Weighted average interest rate.................                                                             5.80%


                                                                      MATURING         MATURING
                                                   MATURING IN     BETWEEN THREE        BETWEEN
                                                  THREE MONTHS       MONTHS AND      ONE YEAR AND
AT DECEMBER 31, 1998                                OR  LESS          ONE YEAR         TWO YEARS        TOTAL
                                                  ------------     -------------     ------------       -----
                                                                                                       <C
Cash equivalents.............................        $16,520                                           $16,520

Weighted average interest  rate..............          5.33%                                             5.33%

EXCHANGE RATE SENSITIVITY

           The Company operates primarily in the United States, and all sales to date have been made in US dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company commenced its initial public offering ("IPO") on June 24, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-76681). In the IPO, the Company sold an aggregate of 5,520,000 shares of common stock (including an over-allotment option of 720,000 shares) at $34.00 per share, of which approximately 3,422,000 shares were sold by selling stockholders.

         The sale of the shares of common stock generated aggregate gross proceeds of approximately $71.3 million for the Company and approximately $116.4 million for the selling stockholders. The aggregate net proceeds were approximately $65.2 million, after deducting underwriting discounts and commissions of approximately $5.0 million and expenses of the offering of approximately $1.1 million. Of the net proceeds, the Company has used approximately $23.4 million for general corporate purposes, including working capital and capital expenditures. Additionally, a portion of the net proceeds were used to repay capital lease obligations of $3.7 million. The remaining $38.1 million of the net proceeds are expected to be used for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including the Company's future revenues and cash generated by operations and the other factors described under "Factors That May Affect Future Results". Accordingly, the Company retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings, however, there are no current material agreements or commitments with respect to any such activities.


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


                                       JUNIPER NETWORKS, INC.







                                                  /s/  Marcel Gani
                                       -----------------------------------------
                                                      Marcel Gani
                                               Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)



Dated:  October 29, 1999

                                 EXHIBIT INDEX

          Number                    Exhibit Description
          ------                    -------------------
           27.1     Financial Data Schedule (Filed Electronically)