Form 10-K405
period 1999-12-31
JUNIPER NETWORKS INC
filed 2000-03-29
CIK 1043604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26339

                             JUNIPER NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        77-0422528
        (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

     385 RAVENDALE DRIVE MOUNTAIN VIEW, CA                            94043
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (650) 526-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                      NONE                                             NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, $.00001 PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     As of March 7, 2000, there were 156,504,433 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 7, 2000) was approximately $29,023,901,284.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2000 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JUNIPER NETWORKS, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                   PART I
Item 1   Business....................................................      3
Item 2   Properties..................................................     25
Item 3   Legal Proceedings...........................................     25
Item 4   Submission of Matters to a Vote of Security Holders.........     25
         Executive Officers of the Registrant........................     26

                                  PART II
Item 5   Market for Registrant's Common Stock and Related Stockholder
         Matters.....................................................     27
Item 6   Selected Financial Data.....................................     27
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     27
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     27
Item 8   Financial Statements and Supplementary Data.................     28
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................     28

                                  PART III
Item 10  Directors and Executive Officers of the Registrant..........     28
Item 11  Executive Compensation......................................     28
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................     28
Item 13  Certain Relationships and Related Transactions..............     28

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................     29
         Signatures..................................................     31

                                     PART I

ITEM 1  BUSINESS

OVERVIEW

     We are a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers, to meet the demands resulting from the rapid growth of the Internet. We deliver next generation Internet backbone routers that are specifically designed, or purpose-built, for service provider networks and offer our customers increased reliability, performance, scalability, interoperability and flexibility, and reduced complexity and cost compared to current alternatives. Our flagship product is the M40 Internet backbone router, and we recently introduced the M20, an Internet backbone router purpose-built for emerging service providers. Our Internet backbone routers combine the features of our JUNOS Internet Software, high performance ASIC-based packet forwarding technology and Internet-optimized architecture into a purpose-built solution for service providers. Unlike conventional routers, which were originally developed for enterprise applications and are increasingly inadequate for service provider use in public networks, our Internet backbone routers are specifically designed to accommodate the size and scope of the Internet.

INDUSTRY BACKGROUND

     The Internet has evolved from an academic research project into a network of hundreds of separately administered, public and private networks interconnected using Internet Protocol (IP). IP traffic is growing exponentially, driven by increasing numbers of new users, connected devices and Internet transactions. The result of the widespread use of IP is a ubiquitous network that today carries a large and growing amount of data traffic enabling millions of users to share information and conduct electronic commerce. Industry research firms, forecast continued dramatic growth worldwide in the Internet and Internet traffic. The importance of IP continues to increase as the number of users, connected devices and transactions over the Internet grows. This growth highlights the potential for the Internet to replace the traditional telephone network and the pervasive public network.

     The rapid adoption of the Internet and the tremendous growth of IP traffic have prompted service providers to construct large scale data networks. These networks are being optimized to transport data traffic as compared to traditional telephone networks, which were optimized to transport voice traffic. The architecture of these next generation networks is being driven by two key technologies: packet/cell switching and optical networking.

     Advantages of Packet/Cell Switching. Packet/cell switching technology, which divides data traffic into distinct units called packets or cells and routes each packet or cell independently, provides superior use of available network capacity compared to traditional circuit switching technology. In a circuit switched network, each data stream, such as a voice telephone call between two points, is provided with a dedicated channel, or circuit, for the duration of the telephone call. This approach leads to inefficient use of network resources because a channel is fully dedicated to each transaction, whether or not data is actually flowing at any given moment. As a result, a circuit switched architecture is highly inefficient for Internet applications which tend to create large bursts of data traffic followed by long periods of silence. Packet/cell switching architectures enable greater utilization out of a fixed capacity circuit by combining traffic that has different capacity demands of the circuit at different times. Packet/cell switches more efficiently fill the available network bandwidth with packets of data from many users, thereby reducing the wasted bandwidth due to silence from any one particular user. The use of packet/cell switching is driving the architecture of the Internet to be fundamentally different from traditional circuit switched voice based networks. In packet/cell switched networks, IP has emerged as the de facto standard for providing services to end users. Primary packet/cell switching products include frame relay switches, ATM switches and routers.

     Rapid Advances in Optical Networking. Optical networking technology uses pulses of light, rather than pulses of electricity, to transmit data in a network, and uses fiber optic connections instead of wires. Optical networking can be used to transmit much more information over a given connection than electrical signals can convey. Optical networking advances, such as dense wavelength division multiplexing, or DWDM, which allows transmission of several frequencies of light over one strand of optical fiber, have enabled still higher data transmission rates and improved efficiency of bandwidth utilization. Currently available DWDM technology enables the transmission of up to 128 frequencies which allows a service provider to multiply the transmission capacity of a fiber optic network by a factor of up to 128.

     Packet/Cell Technologies Have Not Kept Up With Optical Technologies. Many service providers are installing DWDM equipment and are increasingly focusing on combining IP and optical networking technologies. However, traditional packet switching equipment is not capable of forwarding packets at rates sufficient to keep pace with optical transmission speeds. As affordable fiber optic transmission capacity becomes widely available, the performance and complexity of current packet/cell switching architectures is increasingly constraining the growth of the Internet.

THE NEW REQUIREMENTS OF THE INTERNET

     The reliability and performance of current Internet infrastructure equipment have become critical issues for service providers as they continue to support dramatic growth in IP traffic and increasingly seek to offer new revenue generating, mission-critical services, such as Virtual Private Networks, or
(VPNs), and voice-over IP. New requirements for next generation networks are driving a set of new requirements for Internet infrastructure equipment, including:

     - high reliability;

     - high performance;

     - high performance under stressful conditions;

     - scalability;

     - interoperability;

     - reduced complexity; and

     - cost effectiveness.

     High Reliability. As businesses and consumers increasingly rely on the Internet for mission-critical applications, high network reliability becomes essential. Service providers are increasingly expected to provide a similar degree of reliability on the Internet that users have become accustomed to on the traditional telephone network. The "five nines" (99.999%) reliability standard of the traditional telephone network is becoming the target to which suppliers of next-generation Internet platforms are being compared. As service providers begin to bundle voice and data on their networks, this high degree of reliability is becoming even more critical.

     High Performance. To handle the rapid growth in IP traffic, today's networks increasingly require routers that can operate at interface speeds as high as 2.5 billion bits of information per second (Gbps), and in the near future, 10 Gbps. The processing of data packets at these high speeds requires sophisticated forwarding technology to inspect each packet and assign it to a destination based on priority, data type and other considerations. Since a large number of IP packets, many of which perform critical administrative functions, are small in size, high performance Internet routers need to achieve their specified transmission speeds even for small packet sizes. Since smaller packets increase packet processing demands, routing large numbers of smaller packets tends to be more resource intensive than routing of larger packets. Routers based on general-purpose microprocessors traditionally are unable to forward small packets at maximum rates, and, as a consequence, fail to operate at wire speed, which results in data loss, packet retransmission and network instability. A wire speed router, which achieves its specified transmission rate for any type of traffic passing through it, can accomplish this task. Unlike the enterprise environment, where network capacity is relatively inexpensive and service quality requirements are not as demanding, the additional capacity and related costs of network bandwidth and low service levels resulting from retransmission of dropped packets are increasingly unacceptable to service providers. Thus, provisioning of mission-critical services increasingly requires the high performance enabled by wire speed processing.

     High Performance Under Stressful Conditions. In a large and complex network, individual components inevitably fail. However, the failure of an individual device or link must not compromise the network as a whole. In a typical network, when a failure occurs, the network loses some degree of capacity and, in turn, a greater load falls on the remaining network routers, which must provide alternate routes. Routers must quickly adjust to the new state of the network to maintain packet forwarding rates and avoid dropping significant numbers of packets when active routes are lost or when large numbers of routes change. Routing protocols are used to accomplish this convergence, a process that places even greater stress on the router. Given the complexity of Internet infrastructure, particularly compared to enterprise networks, the convergence process is far more complex and places a far greater load on the routing software, thereby requiring a much more sophisticated device.

     Scalability. Due to the rapid growth in Internet users and IP traffic, service providers must continuously expand their networks, both in terms of increased numbers of access points of presence (PoPs), and also greater capacity per PoP. To facilitate this expansion process, Internet infrastructure equipment must be highly scalable. Next generation routers therefore need to be upgradeable and configurable to function within constantly changing networks while incurring minimal downtime.

     Interoperability. Service providers do not have the time or inclination to change their existing networks to favor introduction of new products; rather, new products must be compatible with the existing environment. Given the open and inter-connected nature of the Internet, the complexity of running an Internet backbone network requires a service provider to control and police relations with other service providers. For example, service providers must carefully control what traffic is accepted under what conditions from other providers. Major service providers connect their respective networks via peering arrangements, in which service providers agree to exchange traffic with one another. These arrangements are prone to abuse, such as the illicit use by one service provider of another service provider's backbone to carry excess traffic. Service provider relationships are controlled by a set of rules called policies, implemented through a data protocol called Border Gateway Protocol 4, or BGP4. The software in each router must offer 100% compatibility with all aspects of BGP4, as well as 100% compatibility with the interior protocols and standards used within each service provider's backbone network. The compatibility level must be maintained despite changes to software equipment configuration and network architecture and upgrades to the various protocol standards. Thus, routing software must be flexible and quickly upgradeable to support any necessary revisions. This level of compatibility, in turn, cannot impact the performance, scalability or reliability of the equipment. Attaining this sophisticated level of interoperability is highly challenging and requires significant testing to ensure compatibility.

     Reduced Complexity. Today's Internet architectures are highly complex. Since traditional routers have not fully met service providers' needs, many service providers have tried to improve Internet backbone performance by adding additional network devices such as ATM switches in the core of the network. As a result, service providers have built networks with ATM switches surrounded by an overlay network of lower capacity routers. These different layers of equipment lead to higher capital costs and the need to manage distinct network elements. ATM switches are also poorly suited to carrying IP traffic, which results in inefficient use of network bandwidth. Moreover, this network design can cause unpredictable router behavior during periods of stress because the routers are not aware of the ATM backbone infrastructure and thus cannot quickly converge if there is a partial network outage.

     Cost Effectiveness. Exponential growth in IP traffic and intense price competition in the telecommunications market is increasingly requiring service providers to seek solutions that significantly reduce the capital expenditures required to build and operate their networks. In addition to the basic cost of equipment such as routers, service providers incur substantial ancillary costs in terms of space required to deploy the equipment, power consumption and on-going operations and maintenance. Service providers therefore want to deploy dense and varied equipment configurations in limited amounts of rack and floor space. Currently, service providers are moving from OC-3 (155 million bits per second, or Mbps) and OC-12 (622 Mbps) speed networks at the core to higher capacity OC-12 and OC-48 (2.5 gigabits per second, or Gbps) speed networks. In turn, the connections from each PoP to the core are evolving from 100 Mbps and OC-3 speeds to gigabit and OC-12 transmission rates. Therefore, in order to continue to scale their networks toward higher data speeds in a cost effective manner, service providers need the ability to mix and match easily many different speed connections at appropriate densities, without significantly increasing the consumption of space or power.

     There is a clear need for next generation routers that can support high speeds and offer new IP-based services. Network operators are eagerly seeking new solutions that increase the level of scalability and reliability within their networks and reduce the cost and complexity of their architectures.

THE JUNIPER NETWORKS SOLUTION

     We develop, market and sell what we believe is the first commercially available purpose-built Internet backbone router optimized for the specific high performance needs of service providers. Our flagship product, the M40 Internet backbone router, combines the features of our JUNOS Internet Software, high-performance ASIC-based packet forwarding technology and Internet-optimized architecture. As the need for core bandwidth has continued to increase, it created the need for service rich platforms at the edge of the network. In December 1999 we introduced the M20 backbone router, purpose-built to alleviate capacity demand on access points in the PoP. The M40 router operates at the Internet's core while the M20 router extends purpose-built performance capability to service provider entry points. The M20 router is also a cost-efficient solution for new and emerging IP carriers (smaller service providers) capable of enabling a high-bandwidth core and high-speed services for the service provider edge in one device.

     The M40 and M20 platforms share common software and services, and common ASIC technology for full compatibility and scalability. Critical service provider applications including high-speed access, peering, and hosting are served by both platforms. Physical interfaces are interchangeable between platforms, increasing user flexibility and allowing common sparing.

     JUNOS Internet Software. Our Internet software, called JUNOS, is one of our key competitive differentiators. JUNOS is designed to meet the IP network routing, operations and control requirements of the world's largest service providers and is an integral component of our product family system architecture. The ability of JUNOS to manage the complex network sharing relationships among service providers allows our products to be placed at critical points in the core of a service provider's network. The JUNOS Internet Software allows our products to have widespread network placement due to its interoperability with Cisco's Internetwork Operating System, or IOS, currently the most broadly deployed routing operating system. The ability to coexist has enabled the M40 to achieve successful deployment where other products in the past have failed.

     Unconstrained by legacy routing software, we developed JUNOS using a modular design, in which distinct functions are implemented as separate modules with well defined interfaces and interactions, simplifying troubleshooting and maintenance. JUNOS operates in protected memory mode. These features keep functionality distinct, and minimize the impact of any failure that may occur to the specific software application in which the failure occurs. Also, we believe JUNOS' software modularity will enable the continuous upgrade of new enhanced capabilities, while protecting reliability and compatibility with existing networks. The design and development of the JUNOS Internet Software has been possible due to the significant Internet engineering expertise of our development team. Our expert engineers have authored or co-authored 22 Requests for Comments, which are documents by industry experts that define major standards for Internet protocols.

     High Performance ASIC-based Packet Forwarding Technology. The M40 Internet backbone router contains five major application specific integrated circuits that we designed and built using the most advanced ASIC technology. These ASICs contain over five million gates in total, with three of the designs each having a larger number of transistors than the Intel Pentium II microprocessor. The result is a system that is substantially faster than today's general purpose microprocessor based routers in its ability to process and forward IP packets, allowing our products to deliver high performance at wire speed. The ability to enhance and implement large scale ASICs will be a long-term differentiator for us, particularly as the sophistication required to forward traffic across higher speed networks increases. As with the introduction of the M20, we expect to continue to leverage our existing ASIC technology in future products and continue to capitalize on our advanced ASIC design capabilities.

     Internet Optimized Architecture. As purpose-built Internet backbone routers, our products employ an architecture designed exclusively for the Internet. The system architecture provides a clean separation between the routing and packet-forwarding functions. Separating these two functions enables us to develop independently a full-featured routing protocol and traffic engineering functionality through our JUNOS Internet Software and wire speed packet forwarding performance through high performance ASICs. Furthermore, with the routing and forwarding functions segregated, the products do not sacrifice performance, even when there is a failure in the network. When a failure occurs, JUNOS detects the failure and is able to quickly converge to the new state of the network while the ASICs continue to forward packets at wire speed until they receive updated routes from JUNOS.

     The key benefits of our solution are:

          - carrier class reliability;

          - wire speed performance;

          - scalability;

          - interoperability;

          - flexibility;

          - reduced complexity; and

          - cost effectiveness.

     Carrier Class Reliability. Our products' system architecture provides reliable operation for service providers in large complex networks even under abnormal conditions. This architecture, combined with JUNOS' modular software design, limits the impact of a failure to the specific software application. In addition, the hardware used in our products has been designed with a very high level of integration to maximize the mean time between failure. Moreover, data and instructions have appropriate error correction and parity checks in memory to guarantee their integrity.

     Wire Speed Performance. We believe the M40 is the first Internet backbone router that can forward minimum-sized IP packets over OC-48 links at wire speed. This maximizes network stability and the capacity utilization of expensive wide area circuits. In contrast to available solutions, the M40 is able to maintain packet forwarding rates and to avoid dropping significant numbers of packets when active routes are lost or when large numbers of routes change.

     Scalability. Our JUNOS Internet Software is designed to accommodate service providers' scale requirements. In addition, the ASIC interface links have been oversized, enabling the M40 to easily scale with growing levels of data traffic. We believe our software and ASIC designs represent a competitive advantage, because it is very difficult for existing vendors to graft these capabilities to their prior generation designs.

     Interoperability. The M40 has demonstrated consistent interoperability with existing network infrastructures. Our internal test environments confirm interoperability with Cisco routers, a variety of leading ATM and Gigabit Ethernet switches and SONET add drop multiplexers. Deployment of the M40 at several major carriers has demonstrated that JUNOS is interoperable with installed Cisco routers for both routing and administration. In addition, JUNOS enables service providers to manage their complex peering relationships with other service providers despite frequent software, equipment configuration and network architecture changes.

     Flexibility. Our ASICs are programmable and provide the flexibility to add support for new protocols or changes in existing protocols. Since JUNOS is modular in architecture and already supports existing and emerging protocols, it is also a platform for efficiently introducing new interfaces and new services in the network.

     Reduced Complexity. Our products are purpose-built for service providers and allow a simple and more structured approach to building Internet backbones compared to the complex topologies in place today. With the M40 and the M20, service providers can build more efficient networks with less dependence on devices like ATM switches, which reduce the operational burdens of running multiple distinct network layers.

     Additionally, our products offer a thorough implementation of traffic engineering based on MPLS, including the ability to dynamically adapt traffic flows according to rules adopted by the network operator. Traffic engineering refers to a set of capabilities for understanding underlying traffic trends in the network and maximizing the utilization of the network on multiple dimensions.

     Cost Effectiveness. We have integrated these customer benefits into a system that provides critical routing and forwarding functions at lower overall cost. Our products' wire speed performance allows service providers to reduce network operating cost by making more efficient use of their networks. In addition, we designed the M40 to support a broad variety and density of interfaces in a unit that occupies half a typical telecommunications rack. As a result, service providers can cost effectively deploy the M40, which can be easily upgraded, to connect to a variety of speed and circuit types at the network core.

THE JUNIPER NETWORKS STRATEGY

     Our objective is to become the primary supplier of high performance Internet backbone infrastructure. The key elements of our strategy include:

     - leverage early lead as supplier of purpose-built Internet infrastructure;

     - work very closely with key customers;

     - increase penetration at major service providers;

     - leverage early success to penetrate new customers rapidly;

     - expand sales and distribution network;

     - maintain and extend technology leadership; and

     - enable new IP-based services.

     Leverage Early Lead as Supplier of Purpose-Built Internet
Infrastructure. From inception we have focused solely on designing and building Internet infrastructure for service providers. We have integrated purpose-built software and hardware into an Internet optimized architecture that specifically meets service providers' needs and have seen significantly positive initial responses from our existing and potential customers. We believe that many of these customers will deploy Internet backbone infrastructure equipment from only a few vendors. The purpose-built advantages of our products provide us with a time-to-market lead, which is a critical advantage in gaining rapid penetration as one of these selected vendors. Once our products are widely deployed in a service provider's network as the primary or even secondary Internet backbone infrastructure equipment, we believe we create a significant barrier to entry to potential competitors who do not currently offer commercially-viable next generation routing solutions.

     Work Very Closely with Key Customers. In developing our products, including our JUNOS Internet Software, we worked very closely with customers to design and build a product specifically to meet their complex needs. Since JUNOS has been available and used by our customers for over a year, we understand clearly the challenges facing these carriers, enabling us to subsequently design additional features and capabilities into both our software and hardware. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployment to date. We plan to continue to work very closely with our key customers to implement enhancements to current products as well as to design future products that specifically meet their evolving needs. We are also actively involved with these customers in developing key standards, such as MPLS, and are an active participant in standards organizations such as the Internet Engineering Task Force and the Optical Internetworking Forum.

     Increase Penetration at Major Service Providers. Our initial focus has been to penetrate several of the largest service providers, where operators have the technical sophistication, resources and desire to test and evaluate our solution against potential alternatives. While we have received initial orders from major service providers, such as UUNet (MCI Worldcom), Cable & Wireless, AT&T/IBM Global Services, Frontier GlobalCenter and Verio, we believe that there is a significant opportunity to further penetrate these large and complex networks given the advantages of our products. As the growth of the Internet requires these service providers to continue to build their networks and replace outdated equipment, we will pursue further opportunities to capture greater market share within these large accounts.

     Leverage Early Successes to Penetrate New Customers Rapidly. We believe that the Internet infrastructure equipment buying patterns of the medium and smaller-sized service providers typically lag behind those of the larger service providers. Since the network challenges that the large service providers face today are likely to be the problems encountered by smaller service providers in the near future, we believe smaller service providers are likely to deploy equipment similar to larger service providers. Furthermore, smaller service providers often lack the technical resources to thoroughly test different vendors' products. Therefore, they typically piggyback on larger service providers' evaluation efforts by purchasing the same platforms deployed by the larger service providers. Since we have begun to sell to several of the largest service providers, we intend to leverage this success by allocating our marketing efforts towards a greater number of medium and smaller-sized service providers.

     Expand Sales and Distribution Network. In order to pursue the large number of potential customers for our Internet infrastructure solutions, we plan to continue to aggressively add to our sales and distribution capabilities. We are adding to our direct sales and support capabilities for our major customers in North America and adding value-added resellers to sell to and support our other domestic and international customers. In the quarter ended December 31, 1999, we added 12 people to the sales organization for a total of 72 people.

     Maintain and Extend Technology Leadership. Our Internet software, ASIC technology and Internet-optimized architecture have been key elements to establishing our technology leadership. We believe that these elements are highly leverageable into future products we are currently developing. We intend to maintain and extend our technological leadership in the Internet infrastructure market through continued significant investment in JUNOS Internet Software and ASIC designs to enhance the feature richness of our products and to develop future differentiated offerings for service providers.

     Enable New IP-based Services. Our platform enables service providers to build networks cost effectively and to offer new differentiated services for their customers more efficiently than conventional products. While we believe that current service providers are likely to be the largest and most successful IP network operators in the near term, many new service providers are likely to emerge oriented around the delivery of IP-based services. These services, which include web hosting, outsourced Internet and intranet services, VPNs, outsourced enterprise applications and voice-over IP, are cost-effectively enabled by our Internet infrastructure platform. Although the market for our products today is driven primarily by the need for traditional Internet network capacity, as other IP-based services and applications continue to grow in importance, the total potential market for our products will continue to grow commensurately.

TECHNOLOGY

     Our core technology consists of our Internet backbone router architecture, JUNOS Internet Software and ASIC hardware expertise. Our general-purpose architecture is initially embodied in the M40, but also is designed to serve as the platform for future generations of products, such as the M20.

  M40 Architecture

     The architecture of our products is exemplified by the M40. The M40 architecture delivers the forwarding rates and network control necessary to scale Internet backbones rapidly and reliably. The M40 system includes a Routing Engine, or RE, and a Packet Forwarding Engine, or PFE. The clean separation of the routing and forwarding functions ensures that the two functions do not compete for the same resources.

     The Routing Engine. The RE consists of the JUNOS Internet Software operating on an Intel-based platform. The JUNOS Internet Software features Internet-scale protocol support, with flexible policy software that enables maximum control over the acceptance, modification and advertisement of route prefixes. In addition, the JUNOS Internet Software offers a range of configuration management tools that simplify the configuration process and help protect against operator error. The RE conducts the processing intensive activity of maintaining the routing table, from which the forwarding table residing in the PFE is derived. The RE is connected to the PFE through a dedicated 100 Mbps link. After constructing or updating the forwarding table, the RE downloads a copy of the table to the PFE. Updates to the forwarding table are done atomically in small incremental steps so that packet forwarding is not interrupted by routing changes.

     The Packet Forwarding Engine. The M40 delivers wire speed packet forwarding using our ASIC designs. All links between ASICs are oversized, dedicated channels, and the PFE architecture is free from the bottlenecks faced by traditional crossbar switches, which use intelligent agent software to perform both routing and forwarding functions over multiple connections to either parts of the network. Bottlenecks can occur in a crossbar switch because the routing and forwarding functions are not separated. The heart of the PFE is the Internet Processor ASIC. With over one million gates and a lookup rate of over 40 million packets per second, or Mpps, the Internet Processor represents the largest and fastest route lookup ASIC currently available, capable of processing data at throughput rates in excess of 40 Gbps.

     All lookup rates reflect longest-match route table lookups for all packets and all lookups are performed in hardware. There is no caching mechanism, which is a mechanism by which critical information, such as destinations for traffic, is stored in rapidly accessible memory to make the process of looking up traffic destinations faster. In addition there is no risk of cache misses in the system which can result in slower storage access and thus considerably slower traffic delivery. In addition, the forwarding table can be updated without affecting forwarding rates. The Internet Processor is programmable to support up to four different forwarding tables (layer 2 and/or layer 3) simultaneously. Supported forwarding protocols currently include unicast and multicast IPv4 and MPLS. Finally, the Internet Processor maintains its performance regardless of length of lookups or table size.

     The PFE also features a shared memory system with single-stage buffering, so packets are written to and read from memory only once. Single-stage buffering greatly reduces the complexities and throughput delays associated with multistage buffering systems. The pooled memory is distributed across the Flexible PIC Concentrator, or FPC, cards, allowing memory to scale as interfaces are added. The Internet Processor also features prefix accounting mechanisms that operate at rates in excess of 20 Mpps.

  JUNOS Internet Software: Traffic Engineering and Control

     JUNOS Internet Software offers a full suite of Internet-scale, Internet-tested routing protocols. Protocols and software tools, which are used to control and direct network traffic, are critical to an Internet backbone routing solution. Software control is made more important by the fact that the size and complexity of backbone networks are increasing at a time when service providers are looking to differentiate themselves through value-added service offerings.

     JUNOS Internet Software features implementations of all major Internet protocols, including BGP4, DVMRP, PIM, IS-IS, Open Shortest Path First. IS-IS and Open Shortest Path First are algorithms broadly used in enterprise networks and by service providers to determine and update the running state of the network and available destinations in the network. These implementations were developed in-house by our design team which has extensive experience in addressing the scaling issues of rapidly growing service providers.

     JUNOS Internet Software also provides a new level of traffic engineering capabilities with its implementation of MPLS. Developed in conjunction with the Internet Engineering Task Force, our MPLS capability offers enhanced visibility into traffic patterns and the ability to control the path traffic takes through the network. Path selection enables service providers to engineer traffic for efficient use of network capacity and avoidance of congestion. We expect MPLS and its traffic engineering capabilities to become a crucial tool for service providers as they scale their networks.

     JUNOS Internet Software features a modular design, with separate programs running in protected memory space in conjunction with an independent operating system. Unlike monolithic, unprotected operating system designs, which are prone to system wide failure, the protected, modular approach improves reliability by ensuring that modifications made to one module have no unwanted side-effects on other sections of the software. In addition, having clean software interfaces between modules facilitates software development and maintenance, enabling faster response to customer needs and delivery of new features.

     JUNOS Internet Software has been extensively tested in multiple service provider networks to ensure compatibility with Cisco's IOS. Since each major service provider's network is different, this extensive testing is necessary to ensure seamless introduction into existing service provider environments.

PRODUCTS

  M40 Internet Backbone Router

     The M40 Internet backbone router is specifically designed for the specialized needs of service providers. The M40 features leading-edge packet-forwarding performance, very high port density and flexibility, and purpose-built Internet software. The M40 delivers higher speed performance for service providers than current alternatives. The M40 helps solve the critical problem of managing backbone networks by ensuring greater control over traffic and better use of network capacity and by providing service providers with the necessary traffic engineering tools, such as MPLS.

  Features of the M40 Internet Backbone Router

     Port Density Per Rack-Inch. Our M40 Internet backbone router offers very high port density per rack-inch, ensuring optimal use of valuable and scarce PoP rack space. Because the forwarding engine is oversized, all interfaces perform at wire speed for all packet sizes.

     The M40 router features a highly flexible combination of backbone interface speeds on the market today. In a 35-inch chassis, the M40 router provides 8 OC-48/STM-16, 32 OC-12/STM-4, 128 OC-3/STM-1 or 128 DS3 interfaces. M40 interfaces are located on Physical Interface Cards, or PICs, which plug into FPC boards. There are eight FPC slots on the M40 and each FPC slot supports up to four PICs and an aggregate throughput rate of more than 2.5 Gbps. In addition to supporting wire speed OC-48 interfaces, each FPC supports various combinations of interfaces, permitting the mixing of interface types and speeds on a single FPC. Supported PIC interfaces include:

     - 1-port OC-48/STM-16 SONET/SDH;

     - 1-port OC-12/STM-4 SONET/SDH;

     - 1-port OC-12/STM-4 ATM;

     - 4-port OC-3/STM-1 SONET/SDH;

     - 2-port OC-3/STM-1 ATM;

     - 4-port DS3; and

     - 1-port Gigabit Ethernet.

     The PIC interface cards are sold both as part of the initial product configuration and also, subsequently, as add-on items. Interfaces are typically added as the customer's network expands or the capacity of individual links is upgraded.

     Class-of-Service Flexibility. The M40 router is designed for a variety of class-of-service applications. The M40's queuing mechanism is based on a weighted round-robin selection among multiple queues on outgoing interfaces. Queues can be configured with drop profiles to control the rate of packet drops based on utilization of buffer capacity.

     Low Power Consumption. As provider PoPs have grown and become more fully populated with systems, power consumption has become a significant concern. Access to sufficient power can be a constraint on the ability of a facility to support a larger network. Because of its low part count and efficient design, our M40 Internet backbone router draws less than 1700 watts of power (35A at 48V) in a fully loaded configuration, enabling it to offer very high performance and port density per watt.

     Engineered for Stressful Conditions. The M40 architecture is designed to reliably handle stressful network conditions. For example, the route lookup capacity of our Internet Processor has been oversized with respect to interface speeds. In addition, the separation of routing and processing enables the M40 to converge quickly while maintaining wire speed.

     Built for Reliability. In addition to preserving network reliability, the M40 router is designed to ensure system reliability. The M40's cooling system is fully redundant to protect against individual fan failure. Similarly, the M40's dual power supplies are fully redundant, each capable of supporting the full power load of the system. The M40 can boot off of any one of multiple redundant storage media, ensuring that the system remains operational in the event of a disk failure. For software reliability, JUNOS Internet Software features a protected, modular design with separate processes running in protected memory space on top of an independent operating system. A modular design protects against system wide failures, ensuring that modifications made to one module have no unwanted side-effects on other portions of the code base. Finally, a low component count and an efficient design combine to give the M40 system superior reliability.

  M20 Internet Backbone Router

     The M20 is purpose-built for new emerging carriers and smaller service providers. It can serve a variety of high speed uses, starting at the core. As new carriers build out the core, they determine that there is a need for high speed connectivity to end customers, other carriers and hosting environments. The M20, with its services and configuration flexibility can provide the solution in one chassis, which is both cost and space effective.

     The M20's small size, high performance and high port density make it an optimum platform for high-speed access applications. Its Gigabit Ethernet port density and 802.1q VLAN support makes it attractive for hosting applications. The M20 also provides forwarding performance and the rich BGP4 and policy implementations (with JUNOS Internet Software) needed for peering applications.

     Although the M20 measures only 14 inches (35.56 cm) in height, it brings new levels of port density and performance to provider edge applications, supporting nearly 200 DS-3s in a single chassis and 1000 DS-3s in a standard seven-foot (2.13 m) rack. The M20 supports a wide range of interfaces including:

     - 1-port OC-48/STM-16 SONET/SDH;

     - 1-port OC-12/STM-4 SONET/SDH;

     - 1-port OC-12/STM-4 ATM;

     - 4-port OC-3/STM-1 SONET/SDH;

     - 2-port OC-3/STM-1 ATM;

     - 4-port DS3;

     - 1-port Gigabit Ethernet; and

     - Channelized OC-12/STM-4 to DS-3.

CUSTOMERS

     The following is a representative list of our customers as of December 31, 1999:

            END USERS:                  DISTRIBUTORS:
            ----------                  -------------
AboveNet Communications             Alcatel
AT&T                                Ericsson
AT&T/IBM Global Services            3Com
Broadband Office                    K-Net Ltd.
Cable & Wireless                    Nissho Electronics
Frontier GlobalCenter               NTT PC Communications
Globix                              OKI Electronics
GST Network Funding                 Samsung America
Level 3 Communications              Softway
MCI WorldCom-vBNS                   Solunet
MIBH
PSINet
Qwest Communications International
TCG CERFnet
University of Washington
UUNet
Verio

     We recognize revenue from the shipment of products at the time of shipment unless we have future obligations for network interoperability or if we have to obtain customer acceptance. In those cases, we defer recognition of the revenue until we have met our obligations.

     Two customers, UUNet and Cable & Wireless, comprised approximately 58% of our recognized revenues for the year ended December 31, 1999.

SALES AND MARKETING

     We sell and market our products primarily through our direct sales organization, value-added resellers and an original equipment manufacturer.

     Direct Sales. Our North American direct sales organization is divided into Western and Eastern regional operations. Our direct sales efforts are focused on the largest service providers. The direct sales account managers cover the market on an assigned account basis and work as a team with account oriented systems engineers. They are directed by a regional operations manager who reports to the North American Director of Sales. We also have technical engineers that consult with and provide our customers with guidance and assistance on the evolution of their networks as it relates to the deployment of our products. These consulting engineers also help in defining the features that are required for our products to be successful in specific applications. A key feature of our sales effort is the relationship we establish at various levels in our customers' organization. Our sales team maintains contact with key individuals who have service planning and infrastructure buildout responsibility.

     Value Added Resellers. We have complemented our direct sales effort in the United States through the addition of several highly focused value added resellers. Our arrangements with value added resellers typically have been non-exclusive and provide the value added reseller with discounts based upon the volume of their orders.

     Original Equipment Manufacturer Partner. We have established a strategic distribution relationship with Ericsson. We believe that Ericsson has significant customer relationships in place and offers products which complement ours. Ericsson will provide the first level of support to its customers. Our agreement with Ericsson allows it to distribute our products on a worldwide, non-exclusive basis with discounts based upon the volume of orders it receives.

     International Resellers. In order to further our international sales objectives, we have established a number of country specific value added resellers such as Alcatel. These resellers have expertise in deploying complex Internet infrastructure equipment in their respective markets and provide the first level of support required by our international customers.

     As of December 31, 1999, we employed 72 people in our sales support and marketing organizations.

CUSTOMER SERVICE AND SUPPORT

     We believe that a broad range of support services is essential to the successful installation and ongoing support of our products. We have hired support engineers with proven Internet experience. We offer the following services: 24 hours a day, seven days a week technical assistance (on-line, telephone and on-site), professional services, educational services, logistics services and web-based information.

     We offer a variety of flexible and comprehensive support programs, including basic hardware and software warranty services, next day onsite parts and labor, 24 hours a day, seven days a week same day parts and labor and on-site resident engineers. We deliver these services directly to major end users and also utilize a two-tiered support model, leveraging the capabilities of our partners and third party organizations. We also train our partners in the delivery of education and support services.

     Customer service and support provide front line product support and is the problem resolution interface to our partners and direct end users. If customer service and support are unable to resolve an issue themselves, they duplicate the problem scenario and provide the failure information, such as logs, dumps, traces and system configuration to appropriate subject matter experts in our engineering department.

     Based on the severity of the problem and the impact to our customers' network, there are strict escalation guidelines to ensure that the appropriate technical resource and management attention is brought to bear on the problem in a timeframe commensurate with problem priority. The overall goal is to fix the problem, at the appropriate level, in the right timeframe in order to ensure our customers' satisfaction.

     As of December 31, 1999, we employed 31 people in our customer service and support organization, with the majority located in our Mountain View, California corporate headquarters.

RESEARCH AND DEVELOPMENT

     We have assembled a team of skilled engineers with extensive experience in the fields of high end computing, network system design, Internet routing protocols and embedded software. These individuals have been drawn from leading computer data networking and telecommunications companies. In addition to building complex hardware and software systems, the engineering team has experience in delivering very large, highly integrated ASICs and extremely scalable Internet software.

     Our research and development department is organized into teams that work in parallel on several projects in a way similar to the development of successive generations of complex microprocessors. As a result, we will seek to offer our customers next generation products as they are needed.

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our product and service offerings. We are leveraging our first generation ASICs, developing additional network interfaces targeted to our customer applications and continuing to develop next generation technology to support the anticipated growth in network bandwidth requirements. We continue to expand the functionality of our JUNOS Internet Software to improve performance and scalability, and to provide an enhanced user interface.

     Our research and development process is driven by the availability of new technology, market demand and customer feedback. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves all functional groups and all levels within our company. Following an assessment of market demand, our research and development team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market.

     As of December 31, 1999, we employed 170 people in our research and development organization.

     Our research and development expenses totaled $41.5 million for the year ended December 31, 1999, $24.0 million for the year ended December 31, 1998, $9.4 million for the year ended December 31, 1997 and $1.9 million for the period from February 2, 1996, the date of our inception, to December 31, 1996.

MANUFACTURING

     Our manufacturing operation is entirely outsourced. We have developed a strategic relationship with Solectron, under which we have subcontracted our manufacturing activity. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control and shipment to our customers. We design, specify and monitor all of the tests that are required to meet internal and external quality standards. We have recently established a relationship with an additional third party to manufacture certain of our products. These arrangements provide us with the following benefits:

     - we operate without dedicating any space to manufacturing operations;

     - we conserve the working capital that would be required for funding inventory;

     - we can adjust manufacturing volumes quickly to meet changes in demand;
       and

     - we can quickly deliver products to customers through Solectron's turnkey manufacturing and drop shipment capabilities.

     Our ASICs are manufactured by IBM using its 0.25 micron process. IBM is responsible for all aspects of the production of the ASICs using our proprietary designs.

COMPETITION

     Competition in the Internet infrastructure market is intense. The market historically has been dominated by Cisco Systems, Inc., with other companies such as Nortel Networks and Lucent Technologies Inc. providing products to a smaller segment of the market. In addition, a number of private companies have announced plans for new products to address the same problems which our products address.

     Cisco traditionally has been the dominant supplier of solutions to this market. We believe this is the result of its early leadership position in the enterprise router market. As the Internet has grown rapidly, Cisco has leveraged this position and has developed a broad product line of routers which support all major local area and wide area interfaces. We believe that our ability to compete with Cisco depends upon our ability to demonstrate that our products are superior in meeting the needs of service providers and are extremely compatible with Cisco's current and future products. Although we believe that we are currently among the top providers of Internet infrastructure solutions worldwide, we cannot assure you that we will be able to compete successfully with Cisco, currently the leading provider in this market.

     We expect that, over time, large companies with significant resources, technical expertise, market experience, customer relationships and broad product lines, such as Lucent and Nortel, will introduce new products which are designed to compete more effectively in this market. As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have. Although we believe that our technology and the purpose-built features of our products make them unique and will enable us to compete effectively with these companies, we cannot assure you that we will be successful.

     Many of our current and potential competitors, such as Cisco, Lucent and Nortel, have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage customers from purchasing our products. Also, many of our current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged.

Increased competition could result in price reduction, fewer customer orders, reduced gross margins and loss of market share, any of which could seriously harm our operating results.

     There are also many small private companies which claim to have products with greater capabilities than our products. Consolidation in this industry has begun, with one or more of these smaller private companies being acquired by large, established suppliers of Internet infrastructure products, and we believe it is likely to continue. As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have.

     Several companies also provide solutions which can substitute for some uses of routers. For example, high bandwidth asynchronous transfer mode, or ATM, switches, are used in the core of certain major backbone service providers. ATM switches can carry a variety of traffic types, including voice, video and data, using fixed, 53 byte cells. Companies that use ATM switches are enhancing their products with new software technologies such as multi-protocol label switching, or MPLS, which can potentially simplify the task of mixing routers and switches in the same network. These substitutes can reduce the need for large numbers of routers.

INTELLECTUAL PROPERTY

     Our success and ability to compete are substantially dependent upon our internally developed technology and know how. We have two patents issued relating to high speed switching devices. These patents will expire in 2017 and 2016, respectively. In addition we have seven patent applications pending in the United States relating to the design of our products. Our engineering teams have significant expertise in ASIC design and we own all rights to the design of the ASICs which form the core of the M40. Our JUNOS Internet Software was developed internally and is protected by United States and other copyright laws.

     While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

     Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that we will be able to obtain the necessary intellectual property rights or that other parties will not contest our intellectual property rights.

EMPLOYEES

     As of December 31, 1999, we had 335 full-time employees, 170 of whom were engaged in research and development, 72 in sales and marketing, 31 in customer support and 62 in finance, administration and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

     Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel in the future.

                                  RISK FACTORS

OUR FAILURE TO INCREASE OUR REVENUES WOULD PREVENT US FROM MAINTAINING PROFITABILITY.

     We have incurred significant losses since inception. As of December 31, 1999, we had an accumulated deficit of $52.2 million. Although our net revenues have grown from zero in the quarter ended September 30, 1998 to $45.4 million in the quarter ended December 31, 1999, we cannot be certain that our revenues will continue to grow. We have large fixed expenses and we expect to continue to incur significant and increasing sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues to maintain profitability.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT.

     As a result of our limited operating history, it is difficult to forecast accurately our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses. Specifically, we began operations in February 1996, introduced our M40 Internet backbone router product in September 1998, began shipping the M40 in volume in October 1998 and introduced the M20 in December 1999. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed in the short-term. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our convertible notes and common stock to decline.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

     We cannot assure you that we will be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop new products or product enhancements will substantially decrease market acceptance and sales of our present and future products which will significantly harm our business and financial results. Even if we are able to develop and commercially introduce new products and enhancements, we cannot assure you that the new products or enhancements will achieve widespread market acceptance. Any failure of our future products to achieve market acceptance could harm our business and financial results.

THE LONG SALES AND IMPLEMENTATION CYCLES FOR OUR PRODUCTS, AS WELL AS OUR EXPECTATION THAT CUSTOMERS WILL SPORADICALLY PLACE LARGE ORDERS WITH SHORT LEAD TIMES MAY CAUSE REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

     A customer's decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, our sales cycle may be lengthy. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of the products. Even after making the decision to purchase, our customers tend to deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer's network environment and the degree of hardware and software configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we expect to receive purchase orders for significant dollar amounts on an irregular basis. Because of our limited operating history, we cannot predict these sales and development cycles. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

WE HAVE A LIMITED NUMBER OF CUSTOMERS UPON WHOM WE RELY, AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HAVE AN ADVERSE EFFECT ON US.

     We began recognizing revenues from sales of the M40 in the quarter ended December 31, 1998. A significant portion of our revenues to date have been recognized from a limited number of customers, with two customers, UUNet and Cable & Wireless, representing 58% of our revenues for the year ended December 31, 1999. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease the sales of our products to these customers which could seriously harm our revenues and results of operations.

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A WIDESPREAD COMMUNICATIONS MEDIUM, DEMAND FOR OUR PRODUCTS MAY DECLINE SIGNIFICANTLY.

     Our future success depends on the continued growth of the Internet as a widely used medium for commerce and communication. If the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the growth of the market for Internet infrastructure equipment may not continue and the demand for our products could decline significantly.

WE FACE INTENSE COMPETITION THAT COULD REDUCE OUR MARKET SHARE.

     Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco Systems with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of private companies have announced plans for new products to address the same problems which our products address.

     In order to compete effectively in the Internet router market we must deliver products which:

     - provide extremely high network reliability;

     - provide high performance interfaces and packet processing capabilities;

     - scale easily and efficiently with minimum disruption to the network;

     - interoperate with existing network designs and equipment vendors;

     - reduce the complexity of the network by decreasing the need for overlapping equipment; and

     - provide a cost-effective solution for service providers.

     If we are unable to compete successfully against our current and future competitors, we could experience price reductions, reduced gross margins and loss of market share, any one of which could materially and adversely affect our business, operating results and financial condition.

WE MUST EXPAND SUBSTANTIALLY OUR DIRECT AND INDIRECT SALES OPERATIONS IN ORDER TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS.

     Our products and services require a sophisticated sales effort targeted at several key people within each of our prospective customers' organizations. This sales effort requires the efforts of select personnel as well as specialized system and consulting engineers. We have recently expanded our direct sales force and plan to hire additional qualified sales personnel and system and consulting engineers. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel and system and consulting engineers we need. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. We have entered into agreements with several value added resellers, some of whom also sell products that compete with our products. We cannot be certain that we will be able to reach agreement with additional resellers on a timely basis or at all, or that they will devote adequate resources to selling our products.

     If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our products, which may prevent us from maintaining profitability.

IF WE DO NOT EXPAND OUR CUSTOMER SERVICE AND SUPPORT ORGANIZATION SUBSTANTIALLY, SALES OF OUR PRODUCTS MAY BE SIGNIFICANTLY REDUCED.

     The complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. If we are unable to expand our customer service and support organization, we may not be able to increase sales of our products, which would seriously harm our business.

WE ARE DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS, AND IF WE ARE UNABLE TO BUY THESE COMPONENTS ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS.

     We currently purchase several key components, including ASICs and power supplies, from single or limited sources. We worked with IBM for over three years to develop several of our key proprietary application specific integrated circuits, or ASICs, which are custom designed integrated circuits built to perform a specific function more rapidly than a general purpose microprocessor. IBM is currently our sole source supplier of these ASICs. These ASICs are very complex, and we may not be able to develop an alternate source to IBM in a timely manner, which could hurt our ability to deliver our products to our customers. We also purchase power supplies from a single source and purchase other custom components from other sole or limited sources. If we are unable to buy these components on a timely basis, we will not be able to deliver the products to our customers, which would negatively impact present and future sales and revenue which would, in turn, seriously harm our business.

WE CURRENTLY DEPEND PRIMARILY ON ONE CONTRACT MANUFACTURER, AND IF WE HAVE TO QUALIFY A NEW CONTRACT MANUFACTURER WE MAY LOSE REVENUE AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

     Solectron, a third party manufacturer for numerous companies, manufactures the M40 and M20 at its Milpitas, California facility on a purchase order basis and is our primary manufacturer. We currently do not have a long-term supply contract with Solectron. If we should fail to effectively manage our relationship with Solectron, or if Solectron experiences delays, disruptions or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed. We have begun the process to qualify a new third party contract manufacturer. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

     Because we currently do not have a long-term supply contract with Solectron, it is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order. We provide forecasts of our demand to Solectron up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, Solectron may have excess inventory, which would increase our costs. If we underestimate our requirements, Solectron may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing of our products.

THE UNPREDICTABILITY AND SEASONALITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

     Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

     - demand for our products;

     - the timing of sales of our products;

     - the timing of recognizing revenue and deferred revenue;

     - new product introductions by our competitors;

     - changes in our pricing policies or the pricing policies of our competitors;

     - our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

     - our ability to obtain sufficient supplies of the sole or limited source components, including ASICs and power supplies for our products;

     - increases in the prices of the components we purchase;

     - our ability to attain and maintain production volumes and quality levels for our products;

     - Internet growth and demand for Internet infrastructure;

     - prototype expenses;

     - costs related to acquisitions of technology or businesses; and

     - general economic conditions as well as those specific to the Internet and related industries.

     In addition, we are dependent on decisions by customers to build their Internet infrastructure, which decisions are in turn dependent upon the success and expected demand for the services offered by those customers. Furthermore, the long sales and implementation cycles for our products, as well as the degree to which customers will sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly from quarter to quarter.

     We plan to increase significantly our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative functions to address the increased reporting and other administrative demands, that have resulted from being a publicly traded company and the increasing size of our business. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock and the convertible notes may fall.

IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED AND COULD RESULT IN SUBSTANTIAL PRODUCT RETURNS WHICH COULD HARM OUR BUSINESS.

     Our products are designed to interface with our customers' existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. If we find errors in the existing software used in our customers' networks, we must modify our JUNOS Internet Software to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also seriously harm our reputation, which could seriously harm our business and prospects.

BECAUSE OUR PRODUCTS ARE COMPLEX AND ARE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER FULL DEPLOYMENT, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

     Our products are highly complex and designed to be deployed in very large and complex networks. Although we have thoroughly tested our products, because of the nature of the product, it can only be fully tested when deployed in very large networks with high amounts of traffic. To date, our products have been deployed only on a limited basis. Consequently, our customers may discover errors or defects in the hardware or the software after it has been fully deployed. If we are unable to fix errors or other problems that may be identified in full deployment, we could experience:

     - loss of or delay in revenues and loss of market share;

     - loss of customers;

     - failure to achieve market acceptance;

     - diversion of development resources;

     - increased service and warranty costs;

     - legal actions by our customers; and

     - increased insurance costs.

CUSTOMER PRODUCT LIABILITY CLAIMS BASED ON ERRORS IN OUR SOFTWARE OR MISTAKES IN PERFORMING OUR SERVICES COULD RESULT IN COSTLY LITIGATION AGAINST US.

     We may be subject to claims based on errors in our software or mistakes in performing our services, including claims relating to damages to our customers' internal systems. Our contracts with our customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. We believe our product liability insurance is adequate to cover potential product liability claims. However, a product liability claim, whether successful or not, could seriously impact our capital reserves, harm our reputation, and direct the attention of key personnel away from our business, any of which could harm our business.

PROBLEMS ARISING FROM USE OF OUR PRODUCTS IN CONJUNCTION WITH OTHER VENDORS' PRODUCTS COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     Service providers typically use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

OUR PRODUCTS ARE NEW AND FACE RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS AND IF WE DO NOT RESPOND IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED.

     The Internet infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. In developing our products, we have made, and will continue to make, assumptions with respect to which standards will be adopted by our customers and competitors. If the standards adopted are different from those which we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete.

     In addition, in order to introduce products embodying new technologies and new industry standards, we must be able to gain access to the latest technologies of our suppliers such as IBM. Any failure to gain access to the latest technologies could harm our business and operating results.

OUR FAILURE TO ESTABLISH AND MAINTAIN KEY CUSTOMER RELATIONSHIPS MAY RESULT IN DELAYS IN INTRODUCING NEW PRODUCTS OR CAUSE CUSTOMERS TO FOREGO PURCHASING OUR PRODUCTS.

     Our future success will also depend upon our ability to develop and manage key customer relationships in order to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of our customers. Our failure to establish and maintain these customer relationships may adversely affect our ability to develop new products and product enhancements. In addition, we may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products and enhancements or our inability to introduce competitive new products may cause customers to forego purchases of our products and purchase those of our competitors, which could seriously harm our business.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS COULD BE SERIOUSLY HARMED.

     Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. At December 31, 1998, we had a total of 156 employees and at December 31, 1999, we had a total of 335 employees. In addition, we plan to continue to hire a significant number of employees this year. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers and other third parties.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term and we do not have "key person" life insurance policies covering any of our employees.

     We also intend to hire a significant number of engineering, sales, marketing and support personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain these key employees. Competition for this personnel is intense, especially in the San Francisco Bay area. In particular, we have experienced difficulty in hiring qualified ASIC, software, system and test and customer support engineers and there can be no assurance that we will be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS WE COULD INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES.

     Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have received claims of this kind in the past and we cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY MAY NOT BE AVAILABLE TO US OR MAY BE VERY EXPENSIVE.

     From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost either of which could seriously harm our business, financial condition and results of operations.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS WHICH COULD SERIOUSLY HARM OUR BUSINESS.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we have never been involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

     - stop selling, incorporating or using our products that use the challenged intellectual property;

     - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     - redesign those products that use such technology.

     If we are forced to take any of the foregoing actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. For more information concerning our intellectual property rights, see "Business -- Intellectual Property."

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We market, sell and service our products in the United States and internationally. We have established offices in England, The Netherlands, France and Germany to market, sell and service our products in Europe and in Japan, Hong Kong and Australia to market, sell and service our products in the Asia Pacific region.

     We intend to expand substantially our international operations and enter new international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for our products.

     We currently have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. In addition, international operations are subject to other inherent risks, including:

     - greater difficulty in accounts receivable collection and longer collection periods;

     - difficulties and costs of staffing and managing foreign operations;

     - the impact of recessions in economies outside the United States;

     - unexpected changes in regulatory requirements;

     - certification requirements;

     - reduced protection for intellectual property rights in some countries;

     - potentially adverse tax consequences; and

     - political and economic instability.

     Our export revenues were $22,500,000 for the year ended December 31, 1999 and are generally denominated in U.S. dollars. Consequently, we do not currently engage in currency hedging activities. However, a portion of our international revenues may be denominated in foreign currencies in the future.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     We intend to make investments in complementary companies, products or technologies. In the event of any such investments or acquisitions, we could:

     - issue stock that would dilute our current stockholders' percentage ownership;

     - incur debt;

     - assume liabilities;

     - incur amortization expenses related to goodwill and other intangible assets; or

     - incur large and immediate write-offs.

     These acquisitions also involve numerous risks, including:

     - problems combining the purchased operations, technologies or products;

     - unanticipated costs;

     - diversion of management's attention from our core business;

     - adverse effects on existing business relationships with suppliers and customers;

     - risks associated with entering markets in which we have no or limited prior experience; and

     - potential loss of key employees, particularly those of the acquired organizations.

     We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

RISKS RELATED TO THE 4.75% SUBORDINATED CONVERTIBLE NOTES DUE MARCH 15, 2007

     The Company recently completed an offering (the "Debt Offering") of 4.75% Subordinated Convertible Notes Due March 15, 2007 (the "Convertible Notes"). As a result of the Debt Offering we have substantial amounts of outstanding indebtedness, primarily the Convertible Notes. As a result of this indebtedness, our principal and interest payment obligations will increase substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines.

     Our substantial leverage could have significant negative consequences, including:

     - increasing our vulnerability to general adverse economic and industry conditions;

     - limiting our ability to obtain additional financing;

     - requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

     - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

     - placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

ITEM 2  PROPERTIES

     We sublease approximately 60,000 square feet in two buildings located in Mountain View, California. Approximately 33,000 square feet are subleased pursuant to a sublease that expires December 31, 2001, and approximately 27,000 square feet are subleased pursuant to a lease that expires June 30, 2000.

     We have entered into leases for approximately 25,000, 144,000 and 122,000 square feet of office space in Sunnyvale, California. The lease on the office space for 25,000 square feet commenced on October 1, 1999, and it will expire two months after the later of May 1, 2000 or the completion of the improvements on the 144,000 square foot facility. The lease on the office space for 144,000 square feet will commence on July 1, 2000 and it will expire on the later of June 30, 2012, with certain options for extension and expansion. In addition, we have exercised our option to lease an approximately 122,000 square feet facility adjacent to the 144,000 square foot facility in Sunnyvale. That lease commences on August 1, 2001.

     The commercial real estate market in the San Francisco Bay area is volatile and unpredictable in terms of available space, rental fees, occupancy rates and preferred locations. We cannot be certain that additional space will be available when we require it, or that it will be affordable or in a preferred location. See Note 7 of the Notes to the Consolidated Financial Statements in
Exhibit 13.1 hereto.

ITEM 3  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages, as of December 31, 1999, are as follows:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Scott Kriens...............................  42    President, Chief Executive Officer and
                                                   Chairman of the Board
Pradeep Sindhu.............................  47    Chief Technical Officer and Vice Chairman
                                                   of the Board
Marcel Gani................................  47    Chief Financial Officer
Steven Haley...............................  45    Vice President of Worldwide Sales and
                                                   Service
Gary Heidenreich...........................  51    Vice President of Operations
Peter L. Wexler............................  44    Vice President of Engineering

     Scott Kriens has served as President, Chief Executive Officer and Chairman of the board of directors of Juniper Networks since October 1996. From April 1986 to January 1996, Mr. Kriens served as Vice President of Sales and Vice President of Operations at StrataCom, Inc., a telecommunications equipment company, which he co-founded in 1986. Mr. Kriens received a B.A. in Economics from California State University, Hayward.

     Pradeep Sindhu co-founded Juniper Networks in February 1996 and served as Chief Executive Officer and Chairman of the board of directors until September 1996. Since then, Dr. Sindhu has served as Vice Chairman of the board of directors and Chief Technical Officer of Juniper Networks. From September 1984 to February 1991, Dr. Sindhu worked as a Member of the Research Staff, and from March 1987 to February 1996, as the Principal Scientist, and from February 1994 to February 1996, as Distinguished Engineer at the Computer Science Lab, Xerox Corporation, Palo Alto Research Center, a technology research center. Dr. Sindhu holds a B.S.E.E. from the Indian Institute of Technology in Kanpur, an M.S.E.E. from the University of Hawaii and a Masters in Computer Science and Ph.D. in Computer Science from Carnegie-Mellon University.

     Marcel Gani joined Juniper Networks as Chief Financial Officer in February 1997. From January 1996 to January 1997, Mr. Gani served as Vice President and Chief Financial Officer of NVIDIA Corporation, a 3D graphic processor company. Mr. Gani also held the positions of Vice President and Chief Financial Officer at Grand Junction Networks, a data networking company acquired by Cisco Systems, Inc., from March 1995 to January 1996, and at Primary Access Corporation, a data networking company acquired by 3Com Corporation, from March 1993 to March 1995. Mr. Gani holds an M.B.A. from the University of Michigan.

     Steven Haley joined Juniper Networks as Vice President of Worldwide Sales and Service in August 1997. Prior to joining Juniper Networks, Mr. Haley served as Vice President of Sales at Cisco Systems, Inc., a data networking company, from July 1996 to August 1997. From February 1990 to July 1996, he worked for StrataCom, Inc., serving in a variety of management roles from Managing Director, Europe to Vice President of Sales, Americas. He holds a B.S. in Marketing from the University of Massachusetts, Amherst.

     Gary Heidenreich joined Juniper Networks in July 1997 as Vice President of Operations. From August 1993 to July 1997, Mr. Heidenreich served as Vice President of Systems Manufacturing at 3Com Corporation. Mr. Heidenreich holds a B.S.I.E. from New Mexico State University and an M.B.A. from the University of Dallas.

     Peter L. Wexler joined Juniper Networks as Vice President of Engineering in January 1997. From April 1995 to January 1997, Mr. Wexler served as Vice President of Engineering at Bay Networks, a data networking company. From April 1993 to April 1995, Mr. Wexler served as Director of High-End Platform Development at Wellfleet Communications, a predecessor to Bay Networks and a manufacturer of high-performance routers. He holds a B.S.E. from State University of New York at Stony Brook, an M.S.E. from the University of Illinois and an M.B.A. from Boston University.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "JNPR" since June 25, 1999. Prior to that time, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At March 7, 2000, there were approximately 488 stockholders of record and the price per share of our common stock was $278.69.

                                                             HIGH       LOW
                                                            -------    ------
1998
Second Quarter (since June 25, 1999)......................  $ 49.66    $32.96
Third Quarter.............................................  $ 75.67    $41.67
Fourth Quarter............................................  $118.17    $60.71

     All stock information has been adjusted to reflect the three-for-one split, effected in the form of a stock dividend to each stockholder of record as of December 31, 1999.

     On June 24, 1999, Juniper Networks commenced its initial public offering (the "IPO") pursuant to a Registration Statement on Form S-1 (File No. 333-76681). In the IPO, Juniper Networks sold an aggregate of 16,560,000 shares of common stock (including an over-allotment option of 2,160,000 shares) at $11.33 per share, of which approximately 10,266,000 shares were sold by selling stockholders. The IPO generated aggregate gross proceeds of approximately $71,300,000 for the Company and approximately $116,400,000 for the selling stockholders. The aggregate net proceeds to the Company were approximately $65,200,000, after deducting underwriting discounts and commissions of approximately $5,000,000 and expenses of the offering of approximately $1,100,000. Of the net proceeds, the Company used approximately $53,500,000 for general corporate purposes, including working capital and capital expenditures. Additionally, $3,700,000 of the proceeds were used to repay capital lease obligations and $8,000,000 of the proceeds were used to finance two equity investments.

     On October 5, 1999, the Company completed a secondary public offering in which it sold 17,250,000 shares of common stock (including an over-allotment option of 2,250,000 shares which was completed on October 12, 1999) at $63.33 per share, of which approximately 11,931,000 shares were sold by selling stockholders. Proceeds to the Company from this offering, net of issuance costs, were approximately $324,200,000.

     On November 18, 1999, the Company issued an aggregate of 44,336 unregistered shares of common stock to the shareholders of Layer 5 in connection with the merger of Layer 5 with a wholly-owned subsidiary of the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6  SELECTED FINANCIAL DATA

     For the information required by this Item, see "Selected Financial Data" in the 1999 Annual Report to Stockholders in Exhibit 13.1 hereto.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

     For the information required by this Item, see "Management's Discussions and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders in Exhibit 13.1 hereto.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For the information required by this Item, see "Management's Discussions and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders, in Exhibit 13.1 hereto.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For the information required by this Item, see the Consolidated Financial Statements and Notes thereto in the 1999 Annual Report to Stockholders in
Exhibit 13.1 hereto.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to our Definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 11  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a) Financial Statements and Financial Statement Schedules

        1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets -- As of December 31, 1999 and 1998

          Consolidated Statements of Operations -- For the Three Years Ended December 31, 1999

          Consolidated Statement of Stockholders' Equity -- For the Three Years Ended

          December 31, 1999

          Consolidated Statements of Cash Flows -- For the Three Years Ended December 31, 1999

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

        2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule of Juniper Networks is filed as part of this Report and should be read in conjunction with the Financial Statements of Juniper Networks.

Schedule II -- Valuation and Qualifying Accounts and
  Reserves

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     b) Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 No.
          333-76681)
 3.2      Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant's
          Registration Statement on Form S-1 No. 333-96171)
 4.1      Third Amended and Restated Registration Rights Agreement
          dated March 9, 1999 (incorporated herein by reference to
          Exhibit 4.6 to the Registrant's Registration Statement on
          Form S-1 No. 333-76681)
10.1      Form of Indemnification Agreement entered into by the
          Registrant with each of its directors, officers and certain employees (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 No.
          333-76681)
10.2      Amended and Restated 1996 Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.3      1999 Employee Stock Purchase Plan (incorporated herein by
          reference to Exhibit 10.3 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.4      Sublease between Trident Microsystems, Inc. and the
          Registrant dated July 1, 1998 (incorporated herein by
          reference to Exhibit 10.4 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.5      Sublease between At Home Corporation and the Registrant
          dated June 4, 1998 (incorporated herein by reference to
          Exhibit 10.5 to the Registrant's Registration Statement on
          Form S-1 No. 333-76681)
10.6      Change of Control Agreement between Scott Kriens and the
          Registrant dated October 1, 1996 (incorporated herein by
          reference to Exhibit 10.6 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.7      Change of Control Agreement between Marcel Gani and the
          Registrant dated February 18, 1997 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.8*     Agreement for ASIC Design and Purchase of Products between
          IBM Microelectronics and the Registrant dated August 26,
          1997 and Amendments One and Two to the agreement dated
          January 5, 1998 and March 2, 1998, respectively
          (incorporated herein by reference to Exhibit 10.8, 10.8.1
          and 10.8.2, respectively, to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.9*     Standard Manufacturing Agreement between Solectron
          California Corporation, Fine Pitch Technology Inc. and the
          Registrant dated June 10, 1998 (incorporated herein by
          reference to Exhibit 10.9 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.10     Lease between Mathilda Associates LLC and the Registrant
          dated June 18, 1999 (incorporated herein by reference to
          Exhibit 10.10 to the Registrant's Registration Statement on
          Form S-1 No. 333-76681)
10.11     Lease between Mathilda Associates LLC and the Registrant
          dated February 28, 2000.
13.1      1999 Annual Report to Stockholders (deemed to be filed to
          the extent that information is specifically incorporated by reference)
21.1      Subsidiaries of Registrant
23.1      Consent of Ernst & Young LLP, Independent Auditors
24.1      Power of Attorney (see page 31)
27.1      Financial Data Schedule

---------------
* Confidential treatment requested and received as to certain portions.

     c) Reports on Form 8-K

     We filed a Current Report on Form 8-K dated November 15, 1999 to report under Item 2 thereof the acquisition of Layer 5. The Current Report of Form 8-K dated November 15, 1999 also reported, under Item 5 thereof, the announcement of the approval by our Board of Directors of a three-for-one split of our common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2000.

                                          JUNIPER NETWORKS, INC.

                                          By:        /s/ MARCEL GANI
                                            ------------------------------------
                                                        Marcel Gani
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                          Principal
                                             Financial and Accounting Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Lisa C. Berry and Marcel Gani, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
          /s/ SCOTT KRIENS              President, Chief Executive Officer    March 27, 2000
-------------------------------------  and Chairman of the Board (Principal
            Scott Kriens                        Executive Officer)

           /s/ MARCEL GANI                    Chief Financial Officer         March 27, 2000
-------------------------------------   (Principal Financial and Accounting
             Marcel Gani                             Officer)

         /s/ PRADEEP SINDHU              Chief Technical Officer and Vice     March 27, 2000
-------------------------------------            Chairman of Board
           Pradeep Sindhu

      /s/ WILLIAM R. HEARST III                      Director                 March 27, 2000
-------------------------------------
        William R. Hearst III

          /s/ VINOD KHOSLA                           Director                 March 27, 2000
-------------------------------------
            Vinod Khosla

       /s/ C. RICHARD KRAMLICH                       Director                 March 27, 2000
-------------------------------------
         C. Richard Kramlich

        /s/ WILLIAM STENSRUD                         Director                 March 27, 2000
-------------------------------------
          William Stensrud

                             JUNIPER NETWORKS, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                 BALANCE AT    CHARGED TO
                                                 BEGINNING     COSTS AND                   BALANCE AT
                  DESCRIPTION                     OF YEAR       EXPENSES     DEDUCTIONS    END OF YEAR
                  -----------                    ----------    ----------    ----------    -----------
Year ended December 31, 1999
  Allowance for doubtful accounts..............     $ --          $632          $ --          $632
Year ended December 31, 1998
  Allowance for doubtful accounts..............     $ --          $ --          $ --          $ --
Year ended December 31, 1997
  Allowance for doubtful accounts..............     $ --          $ --          $ --          $ --

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 No.
          333-76681)
 3.2      Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant's
          Registration Statement on Form S-1 No. 333-96171)
 4.1      Third Amended and Restated Registration Rights Agreement
          dated March 9, 1999 (incorporated herein by reference to
          Exhibit 4.6 to the Registrant's Registration Statement on
          Form S-1 No. 333-76681)
10.1      Form of Indemnification Agreement entered into by the
          Registrant with each of its directors, officers and certain employees (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 No.
          333-76681)
10.2      Amended and Restated 1996 Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.3      1999 Employee Stock Purchase Plan (incorporated herein by
          reference to Exhibit 10.3 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.4      Sublease between Trident Microsystems, Inc. and the
          Registrant dated July 1, 1998 (incorporated herein by
          reference to Exhibit 10.4 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.5      Sublease between At Home Corporation and the Registrant
          dated June 4, 1998 (incorporated herein by reference to
          Exhibit 10.5 to the Registrant's Registration Statement on
          Form S-1 No. 333-76681)
10.6      Change of Control Agreement between Scott Kriens and the
          Registrant dated October 1, 1996 (incorporated herein by
          reference to Exhibit 10.6 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.7      Change of Control Agreement between Marcel Gani and the
          Registrant dated February 18, 1997 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.8*     Agreement for ASIC Design and Purchase of Products between
          IBM Microelectronics and the Registrant dated August 26,
          1997 and Amendments One and Two to the agreement dated
          January 5, 1998 and March 2, 1998, respectively
          (incorporated herein by reference to Exhibit 10.8, 10.8.1
          and 10.8.2, respectively, to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.9*     Standard Manufacturing Agreement between Solectron
          California Corporation, Fine Pitch Technology Inc. and the
          Registrant dated June 10, 1998 (incorporated herein by
          reference to Exhibit 10.9 to the Registrant's Registration
          Statement on Form S-1 No. 333-76681)
10.10     Lease between Mathilda Associates LLC and the Registrant
          dated June 18, 1999 (incorporated herein by reference to
          Exhibit 10.10 to the Registrant's Registration Statement on
          Form S-1 No. 333-76681)
10.11     Lease between Mathilda Associates LLC and the Registrant
          dated February 28, 2000.
13.1      1999 Annual Report to Stockholders (deemed to be filed to
          the extent that information is specifically incorporated by reference)
21.1      Subsidiaries of Registrant
23.1      Consent of Ernst & Young LLP, Independent Auditors
24.1      Power of Attorney (see page 31)
27.1      Financial Data Schedule

---------------
* Confidential treatment requested and received as to certain portions.