Form 10-Q
period 2000-03-31
JUNIPER NETWORKS INC
filed 2000-05-12
CIK 1043604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               Yes [X]     No [ ]

There were 157,059,534 shares of the Company's Common Stock, par value $.00001, outstanding on May 5, 2000.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I                       FINANCIAL INFORMATION

                                                                                 PAGE NO.
                                                                                 --------
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of March 31, 2000
        and December 31, 1999 ..................................................      3
        Condensed Consolidated Statements of Operations for the Three
        Months Ended March 31, 2000 and March 31,1999 ..........................      4
        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2000 and March 31, 1999 .........................      5
        Notes to Condensed Consolidated Financial Statements ...................      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..............................................      9

        Factors That May Affect Future Results .................................     12

Item 3. Quantitative and Qualitative Disclosures About Market Risk .............     14



PART II                      OTHER INFORMATION

Item 1. Legal Proceedings ......................................................     16

Item 2. Changes in Securities ..................................................     16

Item 6. Exhibits and Reports on Form 8-K .......................................     16

SIGNATURES .....................................................................     17

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             JUNIPER NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        March 31,    December 31,
                                                          2000          1999
                                                       ----------    ------------
ASSETS                                                (unaudited)        (1)
Current assets:
  Cash and cash equivalents                            $1,068,529      $158,043
  Short-term investments                                  281,475       187,915
  Accounts receivable, net                                 29,964        23,950
  Prepaid expenses and other current assets                11,844         7,925
                                                       ----------      --------
          Total current assets                          1,391,812       377,833
Property and equipment, net                                16,694        12,416
Long-term investments                                     214,545        97,201
Other long-term assets                                     71,834        25,928
                                                       ----------      --------
Total assets                                           $1,694,885      $513,378
                                                       ==========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities             $   55,002      $ 36,393
  Deferred revenue                                         19,448        19,270
                                                       ----------      --------
          Total current liabilities                        74,450        55,663
Convertible subordinated notes                          1,150,000            --

Common stock and additional paid-in capital               517,922       513,698
Deferred stock compensation                                (2,468)       (3,001)
Accumulated other comprehensive loss                         (923)         (815)
Accumulated deficit                                       (44,096)      (52,167)
                                                       ----------      --------
Total stockholders' equity                                470,435       457,715
                                                       ----------      --------
Total liabilities and stockholders' equity             $1,694,885      $513,378
                                                       ==========      ========

(1) The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                           Three months ended
                                                                March 31,
                                                          ---------------------
                                                            2000          1999
                                                          -------       -------
Net revenues                                              $63,886       $10,044

Cost of revenues                                           25,101         6,347
                                                          -------       -------

Gross profit                                               38,785         3,697

Operating expenses:
  Research and development                                 15,990         6,181
  Sales and marketing                                      11,505         2,603
  General and administrative                                3,014           776
  Amortization of goodwill, purchased intangibles
    and deferred stock compensation                         2,391           904
                                                          -------       -------
          Total operating expenses                         32,900        10,464
                                                          -------       -------

Operating income (loss)                                     5,885        (6,767)

Interest income, net                                        6,636           112
                                                          -------       -------
Income (loss) before income taxes                          12,521        (6,655)
Provision for income taxes                                  4,450            20
                                                          -------       -------
Net income (loss)                                         $ 8,071       $(6,675)
                                                          =======       =======

Net Income (loss) per share:
   Basic                                                  $  0.05       $ (0.15)
                                                          =======       =======
   Diluted                                                $  0.05       $ (0.15)
                                                          =======       =======

Shares used in computing net income (loss)
  per share:
   Basic                                                  147,772        44,970
                                                          =======       =======
   Diluted                                                175,145        44,970
                                                          =======       =======



                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                         Three months ended March 31,
                                                         ----------------------------
                                                             2000             1999
                                                         -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $     8,071       $ (6,675)
  Adjustments to reconcile net income (loss) to
    net cash from operating activities:
      Depreciation                                             2,031          1,051
      Amortization of goodwill, purchased
        intangibles, deferred stock compensation
        and other non-cash transactions                        2,709            904
               Changes in operating assets and liabilities:
        Accounts receivable                                   (6,014)          (562)
        Other assets                                          (4,351)          (165)
        Accounts payable and accrued liabilities              18,609          1,577
        Deferred revenue                                         178          2,219
                                                         -----------       --------
Net cash provided by (used in) operating activities           21,233         (1,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                           (6,309)        (1,422)
Purchases and maturities of available-for-sale
   investments, net                                         (211,012)          (502)
Minority interest in equity investments                      (17,175)            --
                                                         -----------       --------
Net cash used in investing activities                       (234,496)        (1,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible subordinated
  notes                                                    1,123,325             --
Payments on lease obligations                                     --         (3,412)
Proceeds from issuance of preferred stock                         --         33,948
Proceeds from issuance of common stock                           424          1,888
                                                         -----------       --------
Net cash provided by financing activities                  1,123,749         32,424

                                                         -----------       --------
Net increase in cash and cash equivalents                    910,486         28,849
Cash and cash equivalents at beginning of period             158,043         20,098
                                                         -----------       --------

Cash and cash equivalents at end of period               $ 1,068,529       $ 48,947
                                                         ===========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                   $        --       $    138
                                                         ===========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock issued in connection with the
  acquisition of goodwill and purchased intangibles      $     3,800       $     --
                                                         ===========       ========
Deferred stock compensation                              $        --       $  1,114
                                                         ===========       ========


                               See accompanying notes.

                             JUNIPER NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared by Juniper Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Juniper Networks, Inc. and its wholly-owned subsidiaries ("Juniper Networks" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2000 and the operating results and cash flows for the three months ended March 31, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed March 29, 2000 with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

      The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

      Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. Short- and long-term investments consist of government, corporate, and asset-backed debt securities with original maturities between three months and three years.

      Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized losses were $923,000 and $815,000 as of March 31, 2000 and December 31, 1999, respectively. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income.

MINORITY INTEREST IN EQUITY INVESTMENTS

      Minority interest in equity investments in which the Company has less than 20% interest and does not have the ability to exercise significant influence are carried at the lesser of cost or estimated realizable value. Minority interest in equity investments, which are recorded in other long-term assets, were approximately $25.2 million and $8.0 million as of March 31, 2000 and December 31, 1999, respectively.

REVENUE RECOGNITION

      Juniper Networks generally recognizes product revenue at the time of shipment, assuming that collectibility is probable, unless Juniper Networks has future obligations for network interoperability or has to obtain customer acceptance, in which case revenue is deferred until these obligations are met. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period. Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying condensed consolidated balance sheets.

WARRANTY RESERVES

      Juniper Networks' products generally carry a one-year warranty that includes factory repair services as needed for replacement of parts. Estimated expenses for warranty obligations are accrued as revenue is recognized.

NET LOSS PER SHARE

      Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128), for all periods presented. In accordance with FAS 128, basic net income
(loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common that are subject to repurchase. Diluted net income (loss) per share includes common stock equivalent shares outstanding during the period, if dilutive.

      The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                                                 Three months ended
                                                                        March 31,
                                                                ---------------------
                                                                   2000        1999
                                                                ---------    --------
                                                                      (unaudited)
Numerator:
     Net income (loss) .......................................  $   8,071    $ (6,675)
                                                                =========    ========
Denominator:
        Weighted-average shares of common stock outstanding ..    156,363      62,761
        Weighted-average shares subject to repurchase ........     (8,591)    (17,791)
                                                                ---------    --------
     Denominator for basic net income (loss) per share .......    147,772      44,970
        Common stock equivalents .............................     27,373          --
                                                                ---------    --------
     Denominator for diluted net income (loss) per share .....    175,145      44,970
                                                                =========    ========

Net income (loss) per share:
     Basic ...................................................  $    0.05    $  (0.15)
                                                                =========    ========
     Diluted .................................................  $    0.05    $  (0.15)
                                                                =========    ========

NOTE 3.  CONVERTIBLE SUBORDINATED NOTES

      The Company's registration statement on Form S-1 registering $1.15 billion (including a $150 million over-allotment option) in principal amount of 4.75% Convertible Subordinated Notes Due 2007 (the "Convertible Notes"), was declared effective on March 2, 2000. The Company completed the public offering of $1.0 billion and $150 million of the Convertible Notes on March 8, 2000 and March 13, 2000, respectively. In connection with the issuance of the Convertible Notes, the Company recorded approximately $26.7 million of debt issuance costs in other long-term assets and is amortizing the debt issuance cost over the life of the debt. As of March 31, 2000, $26.4 million of debt issuance costs remain in other long-term assets.

      This report for Juniper Networks contains forward-looking statements made within the meaning of the Securities Laws. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Readers should not rely on forward-looking statements, which reflect only the opinion of Juniper Networks as of the date hereof.

      The following information should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 29, 2000 with the Securities and Exchange Commission and "Factors That May Affect Future Results" herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers, (collectively described as "Service Providers"), to meet the demands resulting from the rapid growth of the Internet. The Company's Internet backbone routers are specifically designed and purpose-built for Service Provider networks and offer customers increased reliability, performance, scalability, interoperability and flexibility, and reduced complexity and cost compared to current alternatives.

      In September 1998 the Company began shipping its first product, the M40 Internet backbone router, with volume shipments beginning in October 1998. The Company began shipping the M20 in December 1999, and the M160 in March 2000. The Company currently sells its products to Service Providers in North America through a direct sales force and to international customers primarily through value added resellers.

      Since the Company's inception, it has incurred significant losses, and as of March 31, 2000, had an accumulated deficit of $44.1 million. The Company achieved its first quarter of profitability in the quarter ended December 31, 1999. In order to maintain profitability, the Company will need to generate significantly higher revenues to offset the necessary increases in research and development, sales and marketing and general and administrative expenses as the business and operations continue to grow.


RESULTS OF OPERATIONS

NET REVENUES

      Net revenues were $63.9 million for the three months ended March 31, 2000, and $10.0 million for the three months ended March 31, 1999. The increase in net revenues was primarily due to (1) increased market acceptance of the Company's products, (2) overall growth in the marketplace, and (3) expanded product offerings. In the quarter ended March 31, 2000, two customers accounted for more than 10% of net revenues compared to three customers in the same period a year ago.

COST OF REVENUES

      Cost of revenues for the three months ended March 31, 2000 were $25.1 million as compared with cost of revenues for the three months ended March 31, 1999 of $6.3 million. The increase in cost of revenues is primarily related to the increase in net revenues, as well as headcount increases in the Company's customer service and support organizations. The

Company expects cost of revenues to continue to increase as net revenues increase. Gross margins are highly variable and dependent on many factors, some of which are outside the Company's control, such as the demand for the Company's products and mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses were $16.0 million for the three months ended March 31, 2000, an increase of $9.8 million over the comparable quarter of 1999. The increase was due primarily to significant increases in headcount to support the Company's product development efforts. Additionally, product development expenses such as prototype expenses and non-recurring engineering costs accounted for approximately 35% of the increase for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Research and development is essential to the Company's future success and the Company expects that research and development expense will continue to increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

      Sales and marketing expenses were $11.5 million for the three months ended March 31, 2000, an increase of $8.9 million over the comparable quarter of 1999. The increase was due primarily to a significant increase in headcount, as well as an increase in commission expenses resulting from the increase in net revenues. The Company expects to continue increasing sales and marketing headcount and, if net revenues increase, there will be a resulting increase in commission expenses; therefore, sales and marketing expenses are expected to continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses totaled $3.0 million for the three months ended March 31, 2000, an increase of $2.2 million over the comparable quarter of 1999. The increase was due primarily to increases in headcount to support increasing levels of business activity, and costs associated with being a publicly traded company. The Company expects general and administrative expense to continue to increase in absolute dollars in future periods as a result of expansion of business activity.

 AMORTIZATION OF GOODWILL, PURCHASED INTANGIBLES AND DEFERRED STOCK COMPENSATION

      In connection with the grant of certain stock options to employees during 1998 and the three months ended March 31, 1999, the Company recorded deferred compensation of $6.4 million in 1998 and $1.1 million in 1999 representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options using the graded vesting method. This compensation expense relates to stock options granted to individuals in all operating expense categories. In November 1999 and January 2000, the Company acquired certain intellectual property and intangible assets resulting in the recording of $18.4 million and $3.9 million of goodwill and other intangibles, respectively. The goodwill and other intangibles are being amortized over a three-year period. The Company expensed $2.4 million of goodwill, purchased intangibles and deferred compensation during the quarter ended March 31, 2000, and $904,000 of deferred compensation during the quarter ended March 31, 1999.

INTEREST INCOME, NET

      Net interest income includes income on cash investments partially offset by expenses related to financing obligations. Net interest income was $6.6 million in the three months ended March 31, 2000 and $112,000 in the three months ended March 31, 1999. The significant increase in net interest income is a direct result of increased cash and investment balances, resulting from the Company's debt and equity offerings during 1999 and 2000.

PROVISION FOR INCOME TAXES

      The Company has recorded a tax provision of $4.5 million for the three months ended March 31, 2000 or an effective rate of 36%. The effective tax rate varies from the U.S. statutory rate primarily due to the impact of nondeductible goodwill and the geographic mix of income.

      Utilization of net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to the Company's initial public offering, operations were financed primarily through the private placement of convertible preferred stock and capital leases. In June 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $65.2 million. In October 1999, the Company completed a secondary public offering of its common stock and realized net proceeds from the offering of approximately $324.3 million. In March 2000, the Company completed a $1.15 billion offering of 4.75% convertible subordinated notes and realized net proceeds from that offering of approximately $1.12 billion.

      At March 31, 2000, the Company had cash and cash equivalents of approximately $1.1 billion, short-term investments of $281.5 million and long-term investments of $214.5 million. The Company regularly invests excess funds in money market funds, commercial paper and government and non-government debt securities.

      Net cash provided by operating activities for the three months ended March 31, 2000 was $21.2 million and net cash used in operating activities for the three months ended March 31, 1999 was $1.7 million. Cash provided by operating activities for the quarter ended March 31, 2000 was primarily the result of increases in accounts payable and other accrued liabilities, net income, and adjustments for certain non-cash charges, partially offset by increases in accounts receivable and other assets. Cash used in operating activities for the quarter ended March 31, 1999, was primarily the result of the net loss and an increase in accounts receivable, partially offset by increases in deferred revenues, accounts payable and other accrued liabilities and adjustments for certain non-cash charges.

      Net cash used in investing activities for the three months ended March 31, 2000 and 1999 was $234.5 million and $1.9 million, respectively. Cash used in investing activities in the three months ended March 31, 2000 was due primarily to the purchase of available-for-sale investments, as well as the purchase of minority equity investments and fixed assets. Cash used in investing activities in the three months ended March 31, 1999 was due to the purchase of fixed assets and available-for-sale investments.

      Net cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $1.1 billion and $32.4 million, respectively. Cash provided by financing activities in the three months ended March 31, 2000 was due primarily to the proceeds from the offering of 4.75% convertible subordinated notes of $1.1 billion. Cash provided by financing activities in the three months ended March 31, 1999 was primarily due to proceeds from capital equipment leases, partially offset by payments on lease obligations.

      The Company expects to devote substantial capital resources to continue its research and development efforts, to hire and expand the sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities, including strategic equity investments and possible acquisitions. Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.


FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S FAILURE TO CONTINUE TO INCREASE ITS REVENUES WILL PREVENT THE COMPANY FROM MAINTAINING PROFITABILITY. The Company has incurred significant losses since inception and although net revenues have grown from zero in the quarter ended September 30, 1998 to $63.9 million in the quarter ended March 31, 2000, there can be no assurances that net revenues will continue to grow. The Company has large fixed expenses and expects to continue to incur significant and increasing sales and marketing, engineering and product development and administrative expenses and in order to maintain profitability the Company will need to generate significantly higher revenues.

LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT. As a result of the Company's limited operating history, it is difficult to accurately forecast revenues, and there is limited meaningful historical financial data upon which to base planned operating expenses. In addition, the Company's operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are and will continue to be fixed in the short-term. If the Company does not achieve its expected revenues, its operating results will be below its expectations and those of investors and market analysts, which could cause the price of the common stock to decline.

In addition, timing of deployment of the Company's products can vary widely and depends on various factors. Customers with large networks usually expand their networks in large increments on a periodic basis. The Company expects to receive significant orders on an irregular basis. Because of the Company's limited operating history, it cannot predict these sales and development cycles. These long cycles, as well as the Company's expectation that customers will tend to sporadically place large orders with short lead times, may cause its revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO DEVELOP PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE. The Company cannot ensure that it will be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop new products or product enhancements will substantially decrease market acceptance and sales of the Company's present and future products which will significantly harm the business and financial results. Even if the Company is able to develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of the Company's future products to achieve market acceptance could adversely affect the business and financial results.

THE COMPANY HAS A LIMITED NUMBER OF CUSTOMERS AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HAVE AN ADVERSE EFFECT. The Company expects that a large portion of its net revenues will continue to depend on sales to a small number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers which could adversely affect the Company's net revenues and results of operations.

THE COMPANY FACES INTENSE COMPETITION THAT COULD REDUCE ITS MARKET SHARE. Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of private companies have announced plans for new products to address the same problems which the Company's products address. If the Company is unable to compete successfully against its existing and future competitors, it could be required to reduce prices, resulting in reduced gross margins and could experience loss of market share, each of which could materially and adversely affect its business, operating results and financial condition.

THE COMPANY IS DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS. The Company currently purchases several key components, including ASICs and power supplies, from single or limited sources. The Company may not be able to develop an alternate or second source in a timely manner, which could hurt its ability to deliver product to customers. If the Company is unable to buy these components on a timely basis, it will not be able to deliver product to its customers, which would seriously impact present and future sales which would, in turn, adversely affect its business.

THE COMPANY CURRENTLY DEPENDS PRIMARILY ON ONE CONTRACT MANUFACTURER, AND IF THE COMPANY HAS TO QUALIFY A NEW CONTRACT MANUFACTURER IT MAY LOSE REVENUE AND DAMAGE ITS CUSTOMER RELATIONSHIPS. Solectron, a third party manufacturer for numerous companies, manufactures the Company's products on a purchase order basis and is the Company's primary manufacturer. The Company currently does not have a long-term supply contract with Solectron. If the Company should fail to effectively manage its relationship with Solectron, or if Solectron experiences delays, disruptions or quality control problems in its manufacturing operations, the Company's ability to ship products to its customers could be delayed which could adversely affect the Company's business and financial results. The Company has begun the process to qualify a new third party contract manufacturer; however, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If the Company is required or chooses to change contract manufacturers, it may lose revenue and damage its customer relationships.

THE UNPREDICTABILITY OF THE COMPANY'S QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF ITS COMMON STOCK. The Company's revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including many which are outside of its control and any of which may cause its stock price to fluctuate.

The factors that may impact the unpredictability of the Company's quarterly results include the long sales and implementation cycle and the continuing increase in operating expenses in anticipation of increased revenues. As a result, the Company believes that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors. In this event, the price of the Company's common stock may fall.

IF THE COMPANY'S PRODUCTS DO NOT INTEROPERATE WITH THE CUSTOMERS' NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED AND COULD RESULT IN SUBSTANTIAL PRODUCT RETURNS WHICH COULD HARM THE BUSINESS. The Company's products are designed to interface with the customers' existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of the customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. The Company's products must interoperate with all of the products within these networks as well as future products in order to meet the customers' requirements. If the products do not interoperate with those of the Company's customers' networks, installations could be delayed, orders for the products could be cancelled or the products could be returned. This would also seriously harm the Company's reputation, which could adversely affect the Company's business and prospects as well as financial results.

IF THE COMPANY FAILS TO MANAGE EXPANSION EFFECTIVELY, ITS BUSINESS, FINANCIAL CONDITION AND PROSPECTS COULD BE SERIOUSLY HARMED. The Company's ability to successfully offer its products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company continues to increase the scope of its operations domestically and internationally and has grown headcount substantially. In addition, the Company plans to continue to hire a significant number of employees this year. The growth in business, headcount and relationships with customers and other third parties has placed and will continue to place a significant strain on the Company's management systems and resources. The Company will need to continue to improve its financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage its work force worldwide.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the investment will probably decline. To minimize this risk, the Company maintains its portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

      The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted-average interest rates, by year of expected maturity for the Company's investment portfolios as of March 31, 2000 and December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.

   (In thousands)

                                               MATURING         MATURING         MATURING
                                             WITHIN 1 YEAR   WITHIN 2 YEARS   WITHIN 3 YEARS
                                             -------------   --------------   --------------
   As of March 31, 2000:
   Cash equivalents......................       $545,157         $     --          $    --
     Weighted-average interest rate......           6.04%              --               --
   Investments...........................       $211,718         $188,920          $29,624
     Weighted-average interest rate......           5.89%            6.31%            6.67%
                                                --------         --------          -------
   Total.................................       $756,875         $188,920          $29,624
                                                ========         ========          =======
     Weighted-average interest rate......           6.00%            6.31%            6.67%


                                               MATURING         MATURING         MATURING
                                             WITHIN 1 YEAR   WITHIN 2 YEARS   WITHIN 3 YEARS
                                             -------------   --------------   --------------
   As of December 31, 1999:
   Cash equivalents......................       $ 89,151          $    --           $   --
     Weighted-average interest rate......           5.68%              --               --
   Investments...........................       $187,915          $93,963           $3,238
     Weighted-average interest rate......           5.96%            6.23%            7.01%
                                                --------          -------           ------
   Total.................................       $277,066          $93,963           $3,238
                                                ========          =======           ======
     Weighted-average interest rate...             5.87%            6.23%            7.01%


EXCHANGE RATE SENSITIVITY

      The Company operates primarily in the United States, and all sales to date have been made in US dollars. Accordingly, the Company has had no material exposure to foreign currency rate fluctuations.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None

ITEM 2.    CHANGES IN SECURITIES

      On January 24, 2000, the Company issued an aggregate of 33,000 unregistered shares of common stock to the shareholders of Pacific Advantage Limited ("PAL") in connection with the merger of PAL with a wholly-owned subsidiary of the Company. The issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

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



                                         JUNIPER NETWORKS, INC.




                                                    /s/  Marcel Gani
                                         ---------------------------------------
                                                       Marcel Gani
                                               Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)



Dated: May 12, 2000

                                INDEX TO EXHIBITS


   Exhibit
   Number        Exhibit Description
   -------       -------------------
     27.1        Financial Data Schedule