Form 10-Q
period 2000-06-30
JUNIPER NETWORKS INC
filed 2000-08-10
CIK 1043604

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____




                         COMMISSION FILE NUMBER 0-26339
                             JUNIPER NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                         77-0422528
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)

 1194 N. MATHILDA AVENUE, SUNNYVALE, CA                            94089
(Address of principal executive offices)                        (Zip Code)

                          (408) 745-2000
        (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

There were 315,356,976 shares of the Company's Common Stock, par value $.00001, outstanding on July 31, 2000.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            --------
PART I                              FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999...................................................   3

         Condensed Consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 2000 and June 30, 1999................   4

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and June 30, 1999........................   5

         Notes to Condensed Consolidated Financial Statements................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  10

         Factors That May Affect Future Results..............................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........  16


PART II                             OTHER INFORMATION

Item 1.  Legal Proceedings...................................................  18

Item 2.  Changes in Securities...............................................  18

Item 4.  Submission of Matters to a Vote of Security Holders.................  18

Item 6.  Exhibits and Reports on Form 8-K....................................  18


SIGNATURES...................................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             JUNIPER NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   June 30,        December 31,
                                                     2000              1999
                                                 -----------       -----------
ASSETS                                           (Unaudited)            (1)
Current assets:
  Cash and cash equivalents                      $   797,125       $   158,043
  Short-term investments                             384,764           187,915
  Accounts receivable, net                            60,733            23,950
  Prepaid expenses and other current assets           15,792             7,925
                                                 -----------       -----------
          Total current assets                     1,258,414           377,833

Property and equipment, net                           28,397            12,416
Long-term investments                                412,374            97,201
Other long-term assets                               131,167            25,928
                                                 -----------       -----------
Total assets                                     $ 1,830,352       $   513,378
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $    37,914       $    15,368
  Other accrued liabilities                           67,044            21,025
  Deferred revenue                                    30,872            19,270
                                                 -----------       -----------
          Total current liabilities                  135,830            55,663
Convertible subordinated notes and other
   long-term liabilities                           1,165,725                --

Common stock and additional paid-in capital          530,157           513,698
Deferred stock compensation                           (2,010)           (3,001)
Accumulated other comprehensive
   income (loss)                                      25,129              (815)
Accumulated deficit                                  (24,479)          (52,167)
                                                 -----------       -----------
Total stockholders' equity                           528,797           457,715
                                                 -----------       -----------
Total liabilities and stockholders' equity       $ 1,830,352       $   513,378
                                                 ===========       ===========

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

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                               Three months ended              Six months ended
                                                   June 30,                        June 30,
                                           -------------------------       -------------------------
                                             2000            1999            2000            1999
                                           ---------       ---------       ---------       ---------
Net revenues                                $113,028       $  17,556        $176,914       $  27,600
Cost of revenues                              40,752           8,046          65,853          14,393
                                           ---------       ---------       ---------       ---------
Gross profit                                  72,276           9,510         111,061          13,207

Operating expenses:
  Research and development                    18,000           7,991          33,990          14,172
  Sales and marketing                         17,247           3,849          28,752           6,452
  General and administrative                   4,171             977           7,185           1,753
  Amortization of goodwill, purchased
    intangibles and deferred stock
    compensation(1)                            2,315             891           4,706           1,795
  Charitable contribution                     10,000              --          10,000              --
                                           ---------       ---------       ---------       ---------
          Total operating expenses            51,733          13,708          84,633          24,172
                                           ---------       ---------       ---------       ---------

Operating income/(loss)                       20,543          (4,198)         26,428         (10,965)
Interest income                               24,634             619          35,164             942
Interest expense                             (14,758)           (171)        (18,652)           (382)
                                           ---------       ---------       ---------       ---------
Income/(loss) before income taxes             30,419          (3,750)         42,940         (10,405)
Provision for income taxes                    10,802             102          15,252             122
                                           ---------       ---------       ---------       ---------
Net income/(loss)                          $  19,617       $  (3,852)      $  27,688       $ (10,527)
                                           =========       =========       =========       =========

Net Income (loss) per share:
   Basic                                   $    0.06       $   (0.04)      $    0.09       $   (0.11)
                                           =========       =========       =========       =========
   Diluted                                 $    0.06       $   (0.04)      $    0.08       $   (0.11)
                                           =========       =========       =========       =========

Shares used in computing
net income (loss) per share:
   Basic                                     301,879         107,292         298,712          98,616
                                           =========       =========       =========       =========
   Diluted                                   346,411         107,292         346,102          98,616
                                           =========       =========       =========       =========

---------------
(1) Deferred stock compensation relates to the following expense category by period:

Cost of revenues                             $   76           $  131          $  165         $  264
Research and development                        187              491             404            989
Sales and marketing                             139              212             301            427
General and administrative                       56               57             121            115
                                             ------           ------          ------         ------
    Total                                    $  458           $  891          $  991         $1,795
                                             ======           ======          ======         ======


                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                Six months ended June 30,
                                                              -----------------------------
                                                                 2000              1999
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                             $    27,688       $   (10,527)
  Adjustments to reconcile net income/(loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                  4,882             2,350
      Amortization of goodwill, purchased intangibles,
        deferred stock compensation and other non-cash
        transactions                                                5,975             1,795
      Charitable contribution charge                               10,000                --
      Changes in operating assets and liabilities:
        Accounts receivable                                       (36,783)           (9,256)
        Other assets                                               (9,783)             (604)
        Accounts payable and other accrued liabilities             68,565             6,082
        Deferred revenue                                           11,602             7,176
                                                              -----------       -----------
Net cash provided by (used in) operating activities                82,146            (2,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (20,863)           (3,746)
Purchases of available-for-sale investments                      (824,517)          (22,873)
Maturities of available-for-sale investments                      312,782                --
Purchase of equity investments                                    (36,450)               --
                                                              -----------       -----------
Net cash used in investing activities                            (569,048)          (26,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible subordinated
  notes                                                         1,123,325                --
Payments on lease obligations                                          --           (3,707)
Proceeds from issuance of preferred stock                              --            33,948
Proceeds from issuance of common stock                              2,659            71,693
                                                              -----------       -----------
Net cash provided by financing activities                       1,125,984           101,934
                                                              -----------       -----------
Net increase in cash and cash equivalents                         639,082            72,331
Cash and cash equivalents at beginning of period                  158,043            20,098
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $   797,125       $    92,429
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                        $        --       $       331
                                                              ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock issued in connection with the
   acquisition of goodwill and purchased
   intangibles                                                $     3,800       $        --
                                                              ===========       ===========
Deferred stock compensation                                   $        --       $     1,114
                                                              ===========       ===========


                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Juniper Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of Juniper Networks, Inc. and its wholly-owned subsidiaries ("Juniper Networks" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2000 and the operating results and cash flows for the three and six months ended June 30, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed March 29, 2000 with the SEC. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

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

     Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized losses were $528,000 and $815,000 as of June 30, 2000 and December 31, 1999, respectively. Realized gains and losses, if any, and declines in value of securities judged to be other than temporary, if any, are included in interest income. Interest and dividends on all securities are included in interest income.

EQUITY INVESTMENTS

     Equity investments in which the Company has less than 20% interest and does not have the ability to exercise significant influence are carried at the lesser of cost or estimated realizable value. Unrealized gains and losses, net of tax, if any, are included in stockholders' equity. Equity investments, which are recorded in other long-term assets, were approximately $85.8 million and $8.0 million as of June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, the unrealized gain relating to Juniper Networks' equity investments and included in other long-term assets was $41.4 million, (none as of December 31, 1999). The unrealized gain was attributable entirely to one of the Company's investments which recently went public. The investment is in a high technology company whose stock price is subject to substantial volatility. According, it is possible that the market price of the investment could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

REVENUE RECOGNITION

     Juniper Networks generally recognizes product revenue at the time of shipment, assuming that collectibility is probable, unless Juniper Networks has future obligations for network interoperability or has to obtain customer acceptance, in which case revenue is deferred until these obligations are met. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period, generally one year. Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying condensed consolidated balance sheets.

CUSTOMER CONCENTRATION

     In the quarter ended June 30, 2000, three customers accounted for more than 10% of net revenues, for a total of 46.7%, compared with two customers accounting for more than 10%, totaling 72.4% of net revenues, in the same period a year ago.

WARRANTY RESERVES

     Juniper Networks' products generally carry a one-year warranty that includes factory repair services as needed for replacement of parts. Estimated expenses for warranty obligations are accrued as revenue is recognized.

STOCK SPLITS

     Juniper Networks effected a two-for-one stock split in the form of a 100% common stock dividend paid on June 15, 2000. All share and per share amounts have been adjusted to reflect the splits.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128), for all periods presented. In accordance with FAS 128, basic net income
(loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common that are subject to repurchase. Diluted net income (loss) per share additionally includes common stock equivalent shares outstanding during the period, if dilutive.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                    Three months ended        Six months ended
                                                                         June 30,                 June 30,
                                                                   -------------------      --------------------
                                                                     2000       1999          2000        1999
                                                                   --------   --------      --------    --------
                                                                       (unaudited)              (unaudited)
Numerator:
   Net income (loss)............................................   $ 19,617   $ (3,852)     $ 27,688    $(10,527)
                                                                   ========   ========      ========    ========

Denominator:
      Weighted-average shares of common stock outstanding.......    314,392    139,812       313,559     132,666
      Weighted-average shares subject to repurchase.............    (12,513)   (32,520)      (14,847)    (34,050)
                                                                   --------   --------      --------    --------
   Denominator for basic net income (loss) per share............    301,879    107,292       298,712      98,616
      Common stock equivalents..................................     44,532         --        47,390          --
                                                                   --------   --------      --------    --------
   Denominator for diluted net income (loss) per share..........    346,411    107,292       346,102      98,616
                                                                   ========   ========      ========    ========

Net income (loss) per share:
   Basic........................................................   $   0.06   $  (0.04)     $   0.09    $  (0.11)
                                                                   ========   ========      ========    ========
   Diluted......................................................   $   0.06   $  (0.04)     $   0.08    $  (0.11)
                                                                   ========   ========      ========    ========


NOTE. 3. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows, (in thousands):

                                                                    Three months ended        Six months ended
                                                                         June 30,                 June 30,
                                                                   -------------------      --------------------
                                                                     2000       1999          2000        1999
                                                                   --------   --------      --------    --------
                                                                       (unaudited)              (unaudited)
Net income (loss)...............................................   $ 19,617   $ (3,852)     $ 27,688    $(10,527)
   Unrealized gains on securities...............................        395         --           286          --
   Unrealized gains on equity investments.......................     41,382         --        41,382          --
                                                                   --------   --------      --------    --------
                                                                     61,394     (3,852)       69,356     (10,527)

   Income tax effect related to gains on items of other
   comprehensive income (loss)..................................    (15,725)        --       (15,725)         --
                                                                   --------   --------      --------    --------
Total comprehensive income (loss)...............................   $ 45,669   $ (3,852)     $ 53,631    $(10,257)
                                                                   ========   ========      ========    ========


NOTE 4. CHARITABLE CONTRIBUTION

     In the second quarter of fiscal 2000, employees of the Company, including senior management, made an initial contribution of approximately $13 million to a donor-advised charitable fund with the Community Foundation of Silicon Valley established to benefit causes such as education, community and social services, and emergency relief programs. The Company contributed approximately $10 million to the fund in the form of 135,140 shares of common stock. Juniper Networks has accounted for this Company contribution as a one-time charge in the period the contribution was made, in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others."

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by Statement of Financial Accounting Standards No. 137. Juniper Networks does not currently hold any derivatives and does not expect this pronouncement to materially impact the results of its operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B which defers the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier adoption encouraged. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. Juniper Networks believes that its current revenue recognition policy complies with SAB 101.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Interpretation No. 44). Interpretation No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or the results of our operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of IP infrastructure solutions that enable Internet service providers and other telecommunications service providers, (collectively described as "Service Providers"), to meet the demands of the rapidly evolving optically enabled IP networks. The Company's Internet backbone routers are specifically designed and purpose-built for Service Provider networks and offer customers increased reliability, performance, scalability, interoperability and flexibility, and reduced complexity and cost compared to current alternatives.

     In September 1998 the Company began shipping the M40(TM) Internet backbone router, its first product, with volume shipments beginning in October 1998. The Company began shipping the M20(TM) Internet backbone router in December 1999, and the M160(TM) Internet backbone router in March 2000. The Company currently sells its products to Service Providers in North America primarilly through a direct sales force and to international customers primarily through value added resellers.

     Since the Company's inception, it has incurred significant losses, and as of June 30, 2000, had an accumulated deficit of $24.5 million. The Company achieved its first quarter of profitability in the quarter ended December 31, 1999. In order to maintain profitability, the Company will need to generate higher revenues to offset the necessary increases in research and development, sales and marketing and general and administrative expenses as the business and operations continue to grow.


RESULTS OF OPERATIONS

NET REVENUES

     Net revenues grew to $113.0 million in the quarter ended June 30, 2000 from $17.6 million in the second quarter of fiscal 1999. Net revenues for the six-month period ended June 30, 2000 were $176.9 million, compared with $27.6 million for the same six-month period of fiscal 1999. The increases in net revenues for both the two three-month periods and the two six-month periods were primarily due to expanded product offerings, increased market acceptance of the Company's products, and overall growth in the Internet infrastructure marketplace. In the quarter ended June 30, 2000, three customers accounted for more than 10% of net revenues, for a total of 46.7%, compared with two customers accounting for more than 10%, totaling 72.4% of net revenues, in the same period a year ago.

COST OF REVENUES

     Cost of revenues for the three months ended June 30, 2000 were $40.8 million as compared with $8.0 million for the three months ended June 30, 1999. Cost of revenues for the six-month period ended June 30, 2000 were $65.9 million, compared with $14.4 million for the same six-month period of fiscal 1999. The increase in cost of revenues is primarily related to the increase in net revenues, as well as headcount increases in both the Company's customer service and support, and operations organizations. The Company expects cost of revenues to continue to increase as net revenues increase. Gross margins are highly variable and dependent on many factors, some of which are outside the Company's control, such as the demand for the Company's products and mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $18.0 million for the three-month period ended June 30, 2000, an increase of $10.0 million or 125% over the comparable period of 1999, and were $34.0 million in the six months ended June 30, 2000, an increase of $19.8 million or 139% over the comparable period of 1999. The increases in both fiscal 2000 periods as compared to the comparable fiscal 1999 periods were due primarily to significant increases in headcount to support the Company's multiple product development efforts. Additionally, product development expenses, such as prototype expenses and non-recurring engineering costs, increased in both periods ending June 30, 2000 as compared to the comparable 1999 periods. The Company expects that prototype expenses will increase over the next several quarters. Research and development is essential to the Company's future success and the Company expects that research and development expense will continue to increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses were $17.2 million for the three-month period ended June 30, 2000, an increase of $13.4 million over the comparable period of 1999, and were $28.8 million in the six months ended June 30, 2000, an increase of $22.3 million over the comparable period of 1999. The increases in both fiscal 2000 periods as compared to the comparable fiscal 1999 periods were due primarily to a significant increase in headcount, and a significant increase in commission expenses resulting from the increase in net revenues. The Company expects to continue increasing sales and marketing headcount and, if net revenues increase, there will be a resulting increase in commission expenses; therefore, sales and marketing expenses are expected to continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses totaled $4.2 million for the three-month period ended June 30, 2000, an increase of $3.2 million over the comparable period of 1999, and were $7.2 million in the six months ended June 30, 2000, an increase of $5.4 million over the comparable period of 1999. The increase was due primarily to increases in headcount to support increasing levels of business activity, and costs associated with being a publicly traded company. The Company expects general and administrative expense to continue to increase in absolute dollars in future periods as a result of expansion of business activity.

AMORTIZATION OF GOODWILL, PURCHASED INTANGIBLES AND DEFERRED STOCK COMPENSATION

     In connection with the grant of certain stock options to employees during 1998 and the three months ended March 31, 1999, the Company recorded deferred compensation of $6.4 million in 1998 and $1.1 million in 1999 representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options using the graded vesting method. This compensation expense relates to stock options granted to individuals in all operating expense categories. In November 1999 and January 2000, the Company acquired certain intellectual property and intangible assets resulting in the recording of $18.4 million and $3.9 million of goodwill and other intangibles, respectively. The goodwill and other intangibles are being amortized over a three-year period. The Company expensed $2.3 million of goodwill, purchased intangibles and deferred compensation during the quarter ended June 30, 2000, and $891,000 of deferred compensation during the quarter ended June 30, 1999.

CHARITABLE CONTRIBUTION

     The Company recorded a one-time charge of $10.0 million in the quarter ended June 30, 2000 in connection with a stock issuance to a charitable foundation. The Company currently does not expect to make similar contributions in the foreseeable future.

INTEREST INCOME

     Interest income includes income on available-for-sale investments. Interest income was $24.6 million in the three months ended June 30, 2000 and $35.2 million in the six months ended June 30, 2000. This compares with interest income of $619,000 in the three months ended June 30, 1999 and $942,000 in the six months ended June 30, 1999. The significant increase in interest income in both fiscal 2000 periods as compared to the fiscal 1999 periods is a direct result of increased cash and investment balances, resulting from the Company's equity and debt offerings during 1999 and 2000.

INTEREST EXPENSE

     Interest expense for the quarter ended and six-month period ended June 30, 2000 was $14.8 million and $18.7 million, respectively. Interest expense in these periods consists entirely of accrued interest and amortization of debt issuance costs, both attributable to the convertible subordinated notes which were issued in March 2000. Interest expense for the quarter ended and six-month period ended June 30, 1999 was $171,000 and $382,000, respectively, and related to the Company's capital lease obligations.

PROVISION FOR INCOME TAXES

     The Company has recorded tax provisions of $10.8 million and $15.3 million for the three and six months ended June 30, 2000 or an effective rate of 35.5% for both periods. On income before amortization of goodwill, purchased intangibles, deferred stock compensation and charitable contribution the effective tax rate is 33% and 32% for these periods. The 1999 tax provision of $20,000 and $102,000 for the three and six months ended June 30, 1999 reflect the inability to benefit operating losses in those periods.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Company's initial public offering, operations were financed primarily through the private placement of convertible preferred stock and capital leases. In June 1999, the Company completed the initial public offering of its common stock and realized net proceeds from that offering of approximately $65.2 million. In October 1999, the Company completed a secondary public offering of its common stock and realized net proceeds from that offering of approximately $324.3 million. In March 2000, the Company completed an offering of 4.75% convertible subordinated notes and realized net proceeds of approximately $1.12 billion.

     At June 30, 2000, the Company had cash and cash equivalents of $797.1 million, short-term investments of $384.8 million and long-term investments of $412.4 million. The Company regularly invests excess funds in money market funds, commercial paper and government and non-government debt securities.

     Net cash provided by operating activities for the six months ended June 30, 2000 was $82.1 million and net cash used in operating activities for the six months ended June 30, 1999 was $3.0 million. Cash provided by operating activities for the six months ended June 30, 2000 was primarily the result of increases in accounts payable and other accrued liabilities, net income, and adjustments for certain non-cash charges, partially offset by increases in accounts receivable and other assets. Cash used in operating activities for the six months ended June 30, 1999, was primarily the result of the net loss and an increase in accounts receivable, partially offset by increases in deferred revenues, accounts payable and other accrued liabilities and adjustments for certain non-cash charges.

     Net cash used in investing activities for the six months ended June 30, 2000 and 1999 were $569.0 million and $26.6 million, respectively. Cash used in investing activities in the six months ended June 30, 2000 was due to the purchase of available-for-sale investments, as well as the purchase of equity investments and fixed assets. Cash used in investing activities in the six months ended June 30, 1999 was due to the purchase of available-for-sale investments and fixed assets.

     Net cash provided by financing activities for the six months ended June 30, 2000 and 1999 were approximately $1.1 billion and $101.9 million, respectively. Cash provided by financing activities in the six months ended June 30, 2000 was due primarily to the proceeds from the offering of 4.75% convertible subordinated notes of approximately $1.12 billion. Cash provided by financing activities in the six months ended June 30, 1999 was due to proceeds from the issuance of common and preferred stock, partially offset by payments on lease obligations.

     The Company expects to devote substantial capital resources to continue its research and development efforts, to hire and expand the sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities, including strategic equity investments and possible acquisitions. Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that if the Company were to need additional funding that such additional funding would be available either in the capital markets or on acceptable terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S FAILURE TO MANAGE EXPANSION EFFECTIVELY COULD SERIOUSLY HARM ITS BUSINESS, FINANCIAL CONDITION AND PROSPECTS. The Company's ability to successfully implement its business plan, develop and offer its products and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. The Company continues to increase the scope of its operations domestically and internationally and has grown headcount substantially. In addition, the Company plans to continue to hire a significant number of employees in the foreseeable future. The growth in business, headcount and relationships with customers and other third parties has placed and will continue to place a significant strain on the Company's management systems and resources. The Company will need to continue to improve its operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage its work force worldwide.

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO DEVELOP PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE. The Company cannot ensure that it will be able to develop new products or product enhancements in a timely manner or at all. Any failure to develop new products or product enhancements could substantially decrease market acceptance and sales of the Company's present and future products which would significantly harm the business and financial results. Even if the Company is able to develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of the Company's future products to achieve market acceptance could adversely affect the business and financial results.

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

The Company also intends to hire a significant number of engineering, sales, marketing and support personnel in the future, and it believes its success depends, in large part, upon its ability to attract and retain these key employees. Competition for these persons is intense, especially in the San Francisco Bay area. The loss of the services of any of its key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact the Company's ability to sell its products.

THE COMPANY IS DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS. With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components is limited. The Company currently purchases several key components, including ASICs and power supplies, from single or limited sources. The Company may not be able to develop an alternate or second source in a timely manner, which could hurt its ability to deliver product to customers. If the Company is unable to buy these components on a timely basis, it will not be able to deliver product to its customers, which would seriously impact present and future sales which would, in turn, adversely affect its business.

THE COMPANY CURRENTLY DEPENDS PRIMARILY ON ONE CONTRACT MANUFACTURER, AND IF THE COMPANY UNEXPECTEDLY HAS TO QUALIFY A NEW CONTRACT MANUFACTURER IT MAY LOSE REVENUE AND DAMAGE ITS CUSTOMER RELATIONSHIPS. Solectron, a third party manufacturer for numerous companies, manufactures the Company's products on a purchase order basis and is the Company's primary manufacturer. The Company currently does not have a long-term supply contract with Solectron. If the Company should fail to effectively manage its relationship with Solectron or if Solectron experiences delays, disruptions or quality control problems in its manufacturing operations, the Company's ability to ship products to its customers could be delayed which could adversely affect the Company's business and financial results. The Company is in the process of qualifying a new third party contract manufacturer; however, the qualification process and commencing volume production is time consuming.

THE COMPANY'S FAILURE TO CONTINUE TO INCREASE ITS REVENUES MAY PREVENT THE COMPANY FROM MAINTAINING PROFITABILITY. The Company has large fixed expenses and expects to continue to incur significant and increasing sales and marketing, engineering and product development and administrative expenses and there can be no assurances that net revenues will continue to grow or that the Company will maintain profitability.

LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT. As a result of the Company's limited operating history, it is difficult to accurately forecast revenues and there is limited meaningful historical financial data upon which to base planned operating expenses. In addition, the Company's operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are, and will continue to be, fixed in the short-term. If the Company does not achieve its expected revenues, its operating results will be below its expectations and those of investors and market analysts, which could cause the price of the common stock to decline.

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

THE COMPANY'S CUSTOMER BASE HAS INCREASED SUBSTANTIALLY, HOWEVER THERE IS STILL A LIMITED NUMBER OF CUSTOMERS WHICH COMPRISE A SIGNIFICANT PORTION OF THE COMPANY'S REVENUES AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HAVE AN ADVERSE EFFECT. The Company expects that a large portion of its net revenues will continue to depend on sales to a limited number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers which could adversely affect the Company's net revenues and results of operations.

THE UNPREDICTABILITY OF THE COMPANY'S QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF ITS COMMON STOCK. The Company's revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including many which are outside of the Company's control and any of which may cause its stock price to fluctuate.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the investment will probably decline. To minimize this risk, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

     The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted-average interest rates, by year of expected maturity for the Company's investment portfolios as of June 30, 2000 and December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.

(In thousands)
                                              MATURING         MATURING          MATURING
                                           WITHIN 1 YEAR    WITHIN 2 YEARS    WITHIN 3 YEARS
                                           -------------    --------------    --------------
As of June 30, 2000:
Cash equivalents.........................    $ 466,481        $      --         $      --
   Weighted-average interest rate........         6.46%              --                --
Investments..............................    $ 380,164        $ 355,513         $  56,860
   Weighted-average interest rate........         6.54%            6.75%             6.92%
                                             ---------        ---------         ---------
Total....................................    $ 846,645        $ 355,513         $  56,860
                                             =========        =========         =========
   Weighted-average interest rate........         6.49%            6.75%             6.92%


                                              MATURING         MATURING          MATURING
                                           WITHIN 1 YEAR    WITHIN 2 YEARS    WITHIN 3 YEARS
                                           -------------    --------------    --------------
As of December 31, 1999:
Cash equivalents.........................    $  89,151        $      --         $      --
   Weighted-average interest rate........         5.68%              --                --
Investments..............................    $ 187,915        $  93,963         $   3,238
   Weighted-average interest rate........         5.96%            6.23%             7.01%
                                             ---------        ---------         ---------
Total....................................    $ 277,066        $  93,963         $   3,238
                                             =========        =========         =========
   Weighted-average interest rate........         5.87%            6.23%             7.01%

EXCHANGE RATE SENSITIVITY

     The Company operates primarily in the United States, and all sales to date have been made in US dollars. Accordingly, the Company has had no material exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     At the Annual Meeting of Stockholders of the Company held May 4, 2000, the stockholders of the Company approved an amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock from 200,000,000 shares to 1,000,000,000 shares. The amendment was filed with the Delaware Secretary of State on May 8, 2000. The amendment to the Certificate of Incorporation allows the Board of Directors to issue or reserve for issuance up to 1,000,000,000 shares of Common Stock without further action or authorization by the stockholders, except as required by applicable law or the rules of any stock exchange or national securities association trading system on which the Common Stock is then listed or quoted.

     On May 11, 2000, the Company issued an aggregate of 135,140 unregistered shares of common stock to the Community Foundation Silicon Valley as a one-time charitable contribution. The issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Juniper Networks, Inc. was held on May 4, 2000 at The Historic Del Monte Building, 100 South Murphy Street, Third Floor, Sunnyvale, California 94086. Of the 156,504,433 shares outstanding as of April 30, 2000, the record date, 130,732,765 shares (83.5%) were present or represented by proxy at the meeting.

     1. The table below presents the results of the election to the Company's board of directors.

                               Votes For         Withheld
                              -----------        ---------
     Scott Kriens             129,685,772        1,046,993
     William Stensrud         129,683,739        1,049,026

     2. The stockholders approved the Amendment to the Certificate of Incorporation of the Company. This proposal received 124,014,335 votes for, 6,578,926 votes against and 139,504 shares abstaining.

     3. The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2000. This proposal received 130,620,575 votes for, 11,454 votes against and 100,736 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

         Number                    Exhibit Description
         ------                    -------------------
           3.1      Amended and Restated Certificate of Incorporation

          27.1      Financial Data Schedule (Filed Electronically)

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated May 5, 2000 to report, under Item 5 thereof, that the Company's stockholders approved the increase in authorized shares enabling the Company to effect the two-for-one stock split in the form of a stock dividend, payable on June 15, 2000 to stockholders of record as of May 15, 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        JUNIPER NETWORKS, INC.


                                        /s/ MARCEL GANI
                                        ----------------------------------------
                                        Marcel Gani
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)


Dated: August 10, 2000

                                LIST OF EXHIBITS

Number                    Exhibit Description
------                    -------------------
  3.1      Amended and Restated Certificate of Incorporation

 27.1      Financial Data Schedule (Filed Electronically)