Form 10-Q
period 2000-09-30
JUNIPER NETWORKS INC
filed 2000-11-09
CIK 1043604

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [X]   No [ ]

There were 317,558,250 shares of the Company's Common Stock, par value $.00001, outstanding on October 31, 2000.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30,
         2000 and December 31, 1999..........................................   3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 2000 and 1999...................   4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999............................   5

         Notes to Condensed Consolidated Financial Statements  ..............   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  10

         Factors That May Affect Future Results..............................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........  16


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................  18

Item 6.  Exhibits and Reports on Form 8-K....................................  18


SIGNATURES...................................................................  19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             JUNIPER NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   September 30,      December 31,
                                                                       2000              1999
                                                                   -------------      ------------
ASSETS                                                               (Unaudited)          (1)
Current assets:
  Cash and cash equivalents .....................................   $   571,201       $   158,043
  Short-term investments ........................................       567,731           187,915
  Accounts receivable, net ......................................       116,319            23,950
  Prepaid expenses and other current assets .....................        20,775             7,925
                                                                    -----------       -----------
          Total current assets ..................................     1,276,026           377,833

Property and equipment, net                                              33,039            12,416
Long-term investments ...........................................       508,630            97,201
Other long-term assets                                                  127,730            25,928
                                                                    -----------       -----------
Total assets ....................................................   $ 1,945,425       $   513,378
                                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................   $    48,431       $    15,368
  Other accrued liabilities .....................................       108,105            21,025
  Deferred revenue ..............................................        34,770            19,270
                                                                    -----------       -----------
          Total current liabilities .............................       191,306            55,663

Convertible subordinated notes and other long-term liabilities...     1,161,080                --
Common stock and additional paid-in capital .....................       540,315           513,698
Deferred stock compensation .....................................        (1,595)           (3,001)
Accumulated other comprehensive income (loss) ...................        20,727              (815)
Retained earnings (accumulated deficit) .........................        33,592           (52,167)
                                                                    -----------       -----------
Total stockholders' equity ......................................       593,039           457,715
                                                                    -----------       -----------
Total liabilities and stockholders' equity ......................   $ 1,945,425       $   513,378
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

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                         Three months ended             Nine months ended
                                                           September 30,                  September 30,
                                                       -----------------------       -----------------------
                                                         2000           1999           2000           1999
                                                       ---------     ---------       ---------     ---------
Net revenues .......................................   $ 201,201     $  29,564       $ 378,115     $  57,164
Cost of revenues ...................................      70,291        12,490         136,144        26,883
                                                       ---------     ---------       ---------     ---------
Gross profit .......................................     130,910        17,074         241,971        30,281

Operating expenses:
  Research and development .........................      23,600        11,510          57,590        25,682
  Sales and marketing ..............................      23,385         5,610          52,137        12,062
  General and administrative .......................       5,446         1,701          12,631         3,454
  Amortization of goodwill, purchased intangibles
    and deferred stock compensation(1) .............       2,272           802           6,977         2,597
  Charitable contribution ..........................          --            --          10,000            --
                                                       ---------     ---------       ---------     ---------
          Total operating expenses .................      54,703        19,623         139,335        43,795
                                                       ---------     ---------       ---------     ---------

Operating income/(loss) ............................      76,207        (2,549)        102,636       (13,514)
Interest income ....................................      26,253         1,511          61,418         2,453
Interest expense ...................................     (14,608)         (146)        (33,262)         (528)
                                                       ---------     ---------       ---------     ---------
Income/(loss) before income taxes ..................      87,852        (1,184)        130,792       (11,589)
Provision for income taxes .........................      29,781           403          45,033           525
                                                       ---------     ---------       ---------     ---------
Net income/(loss) ..................................   $  58,071     $  (1,587)      $  85,759     $ (12,114)
                                                       ---------     ---------       ---------     ---------
Net income/(loss) per share:
   Basic ...........................................   $    0.19     $   (0.01)      $    0.28     $   (0.08)
                                                       ---------     ---------       ---------     ---------
   Diluted .........................................   $    0.17     $   (0.01)      $    0.25     $   (0.08)
                                                       ---------     ---------       ---------     ---------
Shares used in computing net
   Income/(loss) per share:
   Basic ...........................................     307,679       270,918         301,701       156,054
                                                       ---------     ---------       ---------     ---------
   Diluted .........................................     349,721       270,918         347,309       156,054
                                                       ---------     ---------       ---------     ---------

------------------
(1) Deferred stock compensation relates to the following cost and expense categories by period:

Cost of revenues ............................       $   79      $  126      $  268      $  408
Research and development ....................          147         418         498       1,354
Sales and marketing .........................          134         172         456         556
General and administrative ..................           55          86         185         278
                                                    ------      ------      ------      ------
    Total ...................................       $  415      $  802      $1,407      $2,596
                                                    ======      ======      ======      ======

                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                        2000              1999
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) .............................................      $    85,759       $   (12,114)
  Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities:
      Depreciation ............................................            7,041             3,759
      Amortization of goodwill, purchased intangibles,
        deferred stock compensation and other non-cash
        transactions ..........................................            9,199             3,043
      Charitable contribution charge ..........................           10,000                --
      Changes in operating assets and liabilities:
        Accounts receivable ...................................          (92,369)           (5,567)
        Other assets ..........................................          (14,767)           (3,463)
        Accounts payable and other accrued liabilities ........          120,143            12,496
        Deferred revenue ......................................           15,500             9,720
                                                                     -----------       -----------
Net cash provided by operating activities .....................          140,506             7,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ............................          (27,664)           (5,409)
Purchases of available-for-sale investments ...................       (1,206,354)          (84,339)
Maturities of available-for-sale investments ..................          418,573              --
Purchase of equity investments ................................          (48,045)             --
                                                                     -----------       -----------
Net cash used in investing activities .........................         (863,490)          (89,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible subordinated notes ......        1,123,325                --
Payments on lease obligations .................................               --            (7,381)
Proceeds from issuance of preferred stock .....................               --            33,948
Proceeds from issuance of common stock ........................           12,817            71,684
                                                                     -----------       -----------
Net cash provided by financing activities .....................        1,136,142            98,251
                                                                     -----------       -----------
Net increase in cash and cash equivalents .....................          413,158            16,377
Cash and cash equivalents at beginning of period ..............          158,043            20,098
                                                                     -----------       -----------
Cash and cash equivalents at end of period ....................      $   571,201       $    36,475
                                                                     -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest ........................................      $    28,375       $       477
                                                                     -----------       -----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock issued in connection with the acquisition
   of goodwill and purchased intangibles ......................      $     3,800       $        --
                                                                     -----------       -----------
Deferred stock compensation ...................................      $        --       $     1,114
                                                                     -----------       -----------

                             See accompanying notes

                             JUNIPER NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Juniper Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of Juniper Networks, Inc. and its wholly-owned subsidiaries ("Juniper Networks" or collectively, the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000 and the operating results and cash flows for the three and nine months ended September 30, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed March 29, 2000 with the SEC. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

     Cash and cash equivalents consist of cash on deposit with banks, money market instruments, commercial paper and debt securities with original maturities of 90 days or less. Short and long-term investments consist of government, corporate, and asset-backed debt securities with original maturities between three months and three years.

     Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. As of September 30, 2000, the Company had an unrealized gain on available-for-sale investments of $2.6 million compared with an unrealized loss of $815,000 as of December 31, 1999. Realized gains and losses, if any, and declines in value of securities judged to be other than temporary, if any, are included in interest income. Interest and dividends on all securities are included in interest income.

EQUITY INVESTMENTS

     Equity investments in private companies in which the Company has less than 20% interest and on which it does not have the ability to exercise significant influence are carried at the lesser of cost or estimated realizable value. Investments in publicly traded equity securities are marketable securities and are designated as available-for-sale. Marketable securities are carried at fair market value with unrealized gains and losses, net of tax, included in stockholder's equity. Equity investments, including marketable securities, which are recorded in other long-term assets, were approximately $80.2 million and $8.0 million as of September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, the unrealized gain relating to Juniper Networks' marketable securities was $29.2 million (none as of December 31, 1999). The unrealized gain was attributable entirely to one of the Company's investments which recently went public. The investment is in a high technology company whose stock price is subject to substantial volatility. Accordingly, it is possible that the market price of the investment could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets. If there is a permanent decline in the value of this investment, below cost, the Company would report this decline in its statement of operations.

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

CUSTOMER CONCENTRATION

     In the quarter ended September 30, 2000, four customers individually accounted for more than 10% of net revenues, compared with three customers individually accounting for more than 10% in the same period a year ago.

WARRANTY RESERVES

     Juniper Networks' products generally carry a one-year warranty that includes factory repair services as needed for replacement of parts. Estimated expenses for warranty obligations are accrued as revenue is recognized.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128), for all periods presented. In accordance with FAS 128, basic net income
(loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income per share additionally includes common stock equivalent shares outstanding during the period, if dilutive. The 4.75% Convertible Subordinated Notes, which were issued in March 2000, are anti-dilutive and therefore not included in the calculation below.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                     Three months ended           Nine months ended
                                                                        September 30,               September 30,
                                                                    -----------------------     -----------------------
                                                                      2000          1999           2000         1999
                                                                    ---------     ---------     ---------     ---------
                                                                          (unaudited)                 (unaudited)
Numerator:
     Net income (loss) .......................................      $  58,071     $  (1,587)    $  85,759     $ (12,114)
                                                                    =========     =========     =========     =========
Denominator:
        Weighted-average shares of common stock outstanding ..        316,131       299,856       314,417       188,400
        Weighted-average shares subject to repurchase ........         (8,452)      (28,938)      (12,716)      (32,346)
                                                                   ---------     ---------     ---------     ---------
     Denominator for basic net income (loss) per share .......        307,679       270,918       301,701       156,054
        Common stock equivalents .............................         42,042            --        45,608            --
                                                                    ---------     ---------     ---------     ---------
     Denominator for diluted net income (loss) per share .....        349,721       270,918       347,309       156,054
                                                                    =========     =========     =========     =========

Net income (loss) per share:
     Basic ...................................................      $    0.19     $   (0.01)    $    0.28     $   (0.08)
                                                                   =========     =========     =========     =========
     Diluted .................................................      $    0.17     $   (0.01)    $    0.25     $   (0.08)
                                                                   =========     =========     =========     =========


NOTE. 3.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows, (in thousands):

                                                                   Three months ended           Nine months ended
                                                                      September 30,               September 30,
                                                                 -----------------------     -----------------------
                                                                   2000         1999         2000         1999
                                                                 --------     --------     --------     ---------
                                                                       (unaudited)              (unaudited)
Net income (loss) ..........................................     $ 58,071     $ (1,587)    $  85,759     $ (12,114)
     Unrealized gains on securities ........................        3,177           --         3,464            --
     Unrealized gain (loss) on equity investments...........      (12,224)          --        29,158            --
                                                                 --------     --------     ---------     ---------
Total comprehensive income/(loss)...........................     $ 49,024     $ (1,587)    $ 118,381     $ (12,114)
                                                                 ========     ========     =========     =========

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 137 and No. 138 (referred to hereafter as "FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000. Juniper Networks does not currently hold any derivatives and does not expect this pronouncement to materially impact the results of its operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B which defers the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier adoption encouraged. The Company is required to and will adopt SAB 101 in the fourth quarter of fiscal 2000. Juniper Networks believes that its current revenue recognition policy complies with SAB 101.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Interpretation No. 44). Interpretation No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. The Company does not anticipate that the adoption of Interpretation No. 44 will have a material impact on its financial position or its results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of IP infrastructure solutions that enable Internet service providers and other telecommunications service providers, (collectively described as "Service Providers"), to meet the demands of rapidly evolving optically enabled IP networks. The Company's Internet backbone routers are specifically designed and purpose-built for Service Provider networks and offer customers increased reliability, performance, scalability, interoperability and flexibility, and reduced complexity and cost compared to current alternatives. The Company began volume shipments of its product in October 1998 and operates primarily through a direct sales force in North America and through value added resellers internationally.

RESULTS OF OPERATIONS

NET REVENUES

     Net revenues were $201.2 million in the quarter ended September 30, 2000 compared to $29.6 million in the third quarter of fiscal 1999. Net revenues for the nine-month period ended September 30, 2000 were $378.1 million, compared with $57.2 million for the same nine-month period of fiscal 1999. The increases in net revenues for both the three-month period and the nine-month period in 2000 as compared to the comparable 1999 periods were primarily due to expanded product offerings, increased market acceptance of the Company's products, and overall growth in the Internet infrastructure marketplace. In the quarter ended September 30, 2000, four customers individually accounted for more than 10% of net revenues, compared with three customers in the same period a year ago.

COST OF REVENUES

     Cost of revenues for the three months ended September 30, 2000 were $70.3 million, compared with $12.5 million for the three months ended September 30, 1999. Cost of revenues for the nine-month period ended September 30, 2000 were $136.1 million, compared with $26.9 million for the same nine-month period of fiscal 1999. The increase in cost of revenues is primarily related to the increase in net revenues, as well as headcount increases in both the Company's customer service and support, and operations organizations. The Company expects cost of revenues to continue to increase as net revenues increase. Cost of revenue, and the resulting gross margins, are highly variable and dependent on many factors, some of which are outside the Company's control, such as the demand for the Company's products and mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $23.6 million for the three-month period ended September 30, 2000, an increase of $12.1 million over the comparable period of 1999, and were $57.6 million in the nine months ended September 30, 2000, an increase of $31.9 million over the comparable period of 1999. The increases in both the three-month and nine-month periods ended September 30, 2000 as compared to the comparable fiscal 1999 periods were due primarily to significant increases in headcount to support the Company's various product development efforts. Additionally, product development expenses, such as prototype expenses and non-recurring engineering costs, increased in both periods ending September 30, 2000 as compared to the comparable 1999 periods. Research and development is essential to the Company's future success and the Company expects research and development expenses to continue to increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses were $23.4 million for the three-month period ended September 30, 2000, an increase of $17.8 million over the comparable period of 1999, and were $52.1 million in the nine months ended September 30, 2000, an increase of $40.1 million over the comparable period of 1999. The increases in both fiscal 2000 periods as compared to the comparable fiscal 1999 periods were due primarily to a significant increase in headcount and commission expenses resulting from the increase in net revenues. The Company expects to continue increasing headcount in the sales and marketing organization and if net revenues increase, commission expenses will also increase. Accordingly, the Company expects sales and marketing expenses to increase in absolute dollars in the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses totaled $5.4 million for the three-month period ended September 30, 2000, an increase of $3.7 million over the comparable period of 1999, and were $12.6 million in the nine months ended September 30, 2000, an increase of $9.2 million over the comparable period of 1999. The increase was due primarily to increases in headcount to support increasing levels of business activity and costs associated with being a publicly traded company. The Company expects general and administrative expense to continue to increase in absolute dollars in future periods as a result of expansion of business activity.

AMORTIZATION OF GOODWILL, PURCHASED INTANGIBLES AND DEFERRED STOCK COMPENSATION

     In connection with the grant of certain stock options to employees during 1998 and the three months ended March 31, 1999, the Company recorded deferred compensation of $6.4 million in 1998 and $1.1 million in 1999 representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options using the graded vesting method. This compensation expense relates to stock options granted to individuals in all operating expense categories. In November 1999 and January 2000, the Company acquired certain intellectual property and intangible assets resulting in the recording of $18.4 million and $3.9 million of goodwill and other intangibles, respectively. The goodwill and other intangibles are being amortized over a three-year period. The Company expensed $2.3 million of goodwill, purchased intangibles and deferred compensation during the quarter ended September 30, 2000, and $802,000 of deferred compensation during the quarter ended September 30, 1999.

INTEREST INCOME

     Interest income includes income on available-for-sale investments. Interest income was $26.3 million in the three months ended September 30, 2000 and $61.4 million in the nine months ended September 30, 2000. This compares with interest income of $1.5 million in the three months ended September 30, 1999 and $2.5 million in the nine months ended September 30, 1999. The significant increase in interest income in the three-month and nine-month periods ended September 30, 2000 as compared to the same fiscal 1999 periods is a direct result of increased cash and investment balances, resulting from the Company's equity and debt offerings during 1999 and 2000.

INTEREST EXPENSE

     Interest expense for the three-month period and nine-month period ended September 30, 2000 was $14.6 million and $33.3 million, respectively. Interest expense in these periods consists entirely of accrued interest and amortization of debt issuance costs, both attributable to the 4.75% Convertible Subordinated Notes that were issued in March 2000. Interest expense for the three-month period and nine-month period ended September 30, 1999 was $146,000 and $528,000, respectively, and related to the Company's capital lease obligations.

PROVISION FOR INCOME TAXES

     The Company has recorded tax provisions of $29.8 million and $45.0 million for the three-month and nine-month periods ended September 30, 2000 or an effective rate of 33% and 34%, respectively. The 1999 tax provision of $403,000 and $525,000 for the three and nine months ended September 30, 1999 reflect the inability to benefit from operating losses in those periods.

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

     At September 30, 2000, the Company had cash and cash equivalents of $571.2 million, short-term investments of $567.7 million and long-term investments of $508.6 million. The Company regularly invests excess funds in money market funds, commercial paper and government and non-government debt securities.

     Net cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was $140.5 million and $7.9 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2000 was primarily the result of net income, increases in accounts payable and other accrued liabilities, and adjustments for certain non-cash charges, partially offset by increases in accounts receivable and other assets. Cash provided by operating activities for the nine months ended September 30, 1999 was primarily the result of increases in accounts payable and other accrued liabilities, increases in deferred revenue, and adjustments for certain non-cash charges, partially offset by the net loss and increases in accounts receivable and other assets.

     Net cash used in investing activities for the nine months ended September 30, 2000 and 1999 were $863.5 million and $89.7 million, respectively. Cash used in investing activities in the nine months ended September 30, 2000 was due to the purchase of available-for-sale investments, as well as the purchase of equity investments and fixed assets. Cash used in investing activities in the nine months ended September 30, 1999 was due to the purchase of available-for-sale investments and fixed assets.

     Net cash provided by financing activities for the nine months ended September 30, 2000 and 1999 were approximately $1.1 billion and $98.3 million, respectively. Cash provided by financing activities in the nine months ended September 30, 2000 was due primarily to the proceeds from the offering of 4.75% Convertible Subordinated Notes of approximately $1.1 billion. Cash provided by financing activities in the nine months ended September 30, 1999 was due to proceeds from the issuance of common and preferred stock, partially offset by payments on lease obligations.

     The Company expects to devote substantial capital resources to continue its research and development efforts, hire and expand the sales, support, marketing and product development organizations, expand marketing programs, establish additional facilities worldwide and for other general corporate activities, including strategic equity investments and possible acquisitions. Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that if the Company were to need additional funding that such additional funding would be available either in the capital markets or on acceptable terms.

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

THE COMPANY CURRENTLY DEPENDS ON CONTRACT MANUFACTURERS WITH WHOM IT DOES NOT HAVE LONG-TERM SUPPLY CONTRACTS, AND IF THE COMPANY UNEXPECTEDLY HAS TO QUALIFY A NEW CONTRACT MANUFACTURER IT MAY LOSE REVENUE AND DAMAGE ITS CUSTOMER RELATIONSHIPS. The Company depends on third party contract manufacturers (each of whom is a third party manufacturer for numerous companies), to manufacture its products. The Company does not have a long-term supply contract with such manufacturers and if the Company should fail to effectively manage its contract manufacturer relationships or if one or more of them should experiences delays, disruptions or quality control problems in its manufacturing operations, the Company's ability to ship products to its customers could be delayed which could adversely affect the Company's business and financial results.

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

     The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted-average interest rates, by year of expected maturity for the Company's investment portfolios as of September 30, 2000 and December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.

(In thousands)
                                                        MATURING         MATURING         MATURING
                                                     WITHIN 1 YEAR    WITHIN 2 YEARS   WITHIN 3 YEARS
                                                     -------------    --------------   --------------
As of September 30, 2000:
Cash equivalents ................................     $   198,356       $        --       $       --
  Weighted-average interest rate ................            6.42%               --               --
Investments .....................................     $   567,731       $   422,058       $   86,572
  Weighted-average interest rate ................            6.61%             6.82%            6.91%
                                                      -----------       -----------       ----------
Total ...........................................     $   766,087       $   422,058       $   86,572
                                                      ===========       ===========       ==========
  Weighted-average interest rate ................            6.56%             6.82%            6.91%



                                                        MATURING         MATURING         MATURING
                                                     WITHIN 1 YEAR    WITHIN 2 YEARS   WITHIN 3 YEARS
                                                     -------------    --------------   --------------
As of December 31, 1999:
Cash equivalents ................................     $    89,151       $        --       $       --
  Weighted-average interest rate ................            5.68%               --               --
Investments .....................................     $   187,915       $    93,963       $    3,238
  Weighted-average interest rate ................            5.96%             6.23%            7.01%
                                                      -----------       -----------       ----------
Total ...........................................     $   277,066       $    93,963       $    3,238
                                                      ===========       ===========       ==========
  Weighted-average interest rate ................            5.87%             6.23%            7.01%

EXCHANGE RATE SENSITIVITY

     The Company operates primarily in the United States, and all sales, worldwide, have been made in US dollars. Accordingly, the Company has had no material exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     Number         Exhibit Description
     ------         -------------------
      27.1          Financial Data Schedule (Filed Electronically)

     (b)  Reports on Form 8-K: None

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


Dated: November 9, 2000

                                 EXHIBIT INDEX

     Exhibit
     Number         Description
     ------         -----------
      27.1          Financial Data Schedule