Form 10-K
period 2000-12-31
JUNIPER NETWORKS INC
filed 2001-03-27
CIK 1043604

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-26339
                             JUNIPER NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 77-0422528
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

1194 NORTH MATHILDA AVENUE, SUNNYVALE, CA                   94089
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (408) 745-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS             ON WHICH REGISTERED
              -------------------             -------------------
                    NONE                              NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:


                         COMMON STOCK, $.00001 PAR VALUE
                         -------------------------------
                                (TITLE OF CLASS)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 12, 2001, there were 319,643,790 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 12, 2001) was approximately $13,530,869,740.


                       DOCUMENTS INCORPORATED BY REFERENCE


        The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

================================================================================

                             JUNIPER NETWORKS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                               PART I
Item 1    Business....................................................................................    3
Item 2    Properties..................................................................................   17
Item 3    Legal Proceedings...........................................................................   18
Item 4    Submission of Matters to a Vote of Security Holders.........................................   18
          Executive Officers of the Registrant........................................................   18

                                               PART II
Item 5    Market for Registrant's Common Stock and Related Stockholder Matters........................   20
Item 6.   Selected Financial Data.....................................................................   20
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations.......   20
Item 7A   Quantitative and Qualitative Disclosures about Market Risk..................................   21
Item 8    Financial Statements and Supplementary Data.................................................   21
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   21

                                              PART III
Item 10   Directors and Executive Officers of the Registrant..........................................   22
Item 11   Executive Compensation......................................................................   22
Item 12   Security Ownership of Certain Beneficial Owners and Management..............................   22
Item 13   Certain Relationships and Related Transactions..............................................   22

                                               PART IV
Item 14   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K........................................................................   23

          Signatures..................................................................................   25

                                     PART I

ITEM 1 BUSINESS

OVERVIEW

        We are a leading provider of purpose-built Internet infrastructure solutions that meet the scalability, performance, density and compatibility requirements of rapidly evolving, optically-enabled Internet Protocol (IP) networks. Unlike conventional routers, originally developed for enterprise applications and increasingly inadequate for service provider use in public networks, our products are specifically designed, or purpose-built, for service provider networks and to accommodate the size and scope of the Internet. Our next generation Internet backbone routers offer our customers increased reliability, performance, scalability, interoperability and flexibility, and reduced complexity and cost compared to current alternatives. Our products combine high performance ASIC-based packet forwarding technology, the features of our JUNOS Internet software and an Internet-optimized architecture into a purpose-built solution for the service provider market.

INDUSTRY BACKGROUND

        The Internet has evolved from an academic research project into a network of hundreds of separately administered, public and private networks interconnected using IP. IP traffic is growing exponentially, driven by increasing numbers of new users, connected devices and Internet transactions. The result of the widespread use of IP is a ubiquitous network that today carries a large and growing amount of data traffic enabling millions of users to share information and conduct electronic commerce. Industry research firms forecast continued dramatic growth worldwide in the Internet and Internet traffic. The importance of IP continues to increase as the number of users, connected devices and transactions over the Internet grows.

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

FUNDAMENTAL REQUIREMENTS FOR THE INTERNET

        The reliability and performance of current Internet infrastructure equipment have become and continue to be critical issues for service providers as they support dramatic growth in IP traffic and increasingly seek to offer new revenue generating, mission-critical and other services. The need for high reliability, high performance, high performance under stressful conditions, scalability, interoperability and cost effectiveness are fundamental requirements in meeting the needs associated with the growth in IP traffic. New requirements will continue to arise for next generation networks which will drive a set of new requirements for Internet infrastructure equipment.

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

        High Performance. To handle the rapid growth in IP traffic, today's networks increasingly require routers that can operate at higher speeds. The processing of data packets at these high speeds requires sophisticated forwarding technology to inspect each packet and assign it to a destination based on priority, data type and other considerations. Since a large number of IP packets, many of which perform critical administrative functions, are small in size, high performance Internet routers need to achieve their specified transmission speeds even for small packet sizes. Since smaller packets increase packet processing demands, routing large numbers of smaller packets tends to be more resource intensive than routing of larger packets. A wire speed router, which achieves its specified transmission rate for any type of traffic passing through it, can accomplish this task. Thus, provisioning of mission-critical services increasingly requires the high performance enabled by wire speed processing.

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

        Interoperability. Service providers do not have the time or inclination to change their existing networks to favor introduction of new products; rather, new products must be compatible with the existing environment. Given the open and inter-connected nature of the Internet, the complexity of running an Internet backbone network requires a service provider to control and police relations with other service providers. For example, service providers must carefully control what traffic is accepted under what conditions from other providers. The software in each router must offer 100% compatibility with the interior protocols and standards used within each service provider's backbone network. The compatibility level must be maintained despite changes to software equipment configuration and network architecture and upgrades to the various protocol standards. Thus, routing software must be flexible and quickly upgradeable to support any necessary revisions. This level of compatibility, in turn, cannot impact the performance, scalability or reliability of the equipment. Attaining this sophisticated level of interoperability is highly challenging and requires significant testing to ensure compatibility.

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

        There is a clear need for next generation routers that can support high speeds and offer new IP-based services. Network operators are eagerly seeking new solutions that increase the level of scalability and reliability within their networks and reduce the cost of their architectures.


THE JUNIPER NETWORKS SOLUTION

        We developed, marketed and sold the first commercially available purpose-built Internet backbone router optimized for the specific high performance needs of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created. Our products are designed to address the needs at the core and at the edge of the network by combining the features of high-performance ASIC-based packet forwarding technology, our JUNOS Internet software and an Internet-optimized architecture.

        Our product platforms share common software and services, and common ASIC technology for full compatibility and scalability. Critical service provider applications including high-speed access, peering, and hosting are served by our platforms. Physical interfaces are interchangeable between platforms, increasing user flexibility and allowing common sparing. Our solution provides several key benefits to our customers: carrier class reliability, wire speed performance, scalability, interoperability, flexibility, reduced complexity and cost effectiveness.

        JUNOS Internet Software. Our Internet software, called JUNOS, is designed to meet the IP network routing, operations and control requirements of the world's largest service providers and is an integral embedded component of our product family system architecture. The ability of JUNOS to manage the complex network sharing relationships among service providers allows our products to be placed at critical points in the core of a service provider's network. The JUNOS Internet software allows our products to have widespread network placement due to its interoperability with Cisco's Internetwork Operating System, or IOS, currently the most broadly deployed routing operating system.

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

        High Performance ASIC-based Packet Forwarding Technology. Our products utilize high performance ASIC-based technology. The result is a platform that is substantially faster than today's general purpose microprocessor based routers in its ability to process and forward IP packets, allowing our products to deliver high performance at wire speed. The ability to enhance and implement large scale ASICs will be a long-term differentiator for us, particularly as the sophistication required to forward traffic across higher speed networks increases. We expect to continue to leverage our existing ASIC technology in future products and continue to capitalize on our advanced ASIC design capabilities.

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

THE JUNIPER NETWORKS STRATEGY

        Our objective is to become the primary supplier of high performance Internet backbone infrastructure. The key elements of our strategy are described below.

        Maintain and Extend Technology Leadership. Our ASIC technology, JUNOS Internet software and Internet-optimized architecture have been key elements to establishing our technology leadership. We believe that these elements are highly leverageable into future products we are currently developing. We intend to maintain and extend our technological leadership in the Internet infrastructure market through continued significant investment to enhance the feature richness of our products and to develop future differentiated offerings for service providers.

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

        Work Very Closely with Key Customers. In developing our products, including our JUNOS Internet software, we worked very closely with customers to design and build a product specifically to meet their complex needs. Since JUNOS has been available and used by our customers for over two years, we understand clearly the challenges facing these carriers, enabling us to subsequently design additional features and capabilities into both our software and hardware. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployment to date. We plan to continue to work very closely with our key customers to implement enhancements to current products as well as to design future products that specifically meet their evolving needs. We are also actively involved with these customers in developing key standards, such as MPLS, and are an active participant in standards organizations such as the Internet Engineering Task Force and the Optical Internetworking Forum.

        Increase Penetration at Major Service Providers. Our initial focus has been to penetrate several of the largest service providers, where operators have the technical sophistication, resources and desire to test and evaluate our solution against potential alternatives. We believe that there is a significant opportunity to further penetrate these large and complex networks given the advantages of our products. As the growth of the Internet requires these major service providers to continue to build their networks and replace outdated equipment, we will pursue further opportunities to capture greater market share within these large accounts.

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

TECHNOLOGY

        Our core technology consists of our Internet backbone router architecture, JUNOS Internet software and ASIC hardware expertise. Our general-purpose architecture was initially embodied in the M40, but also is designed to serve as the platform for our M20, M160, M5, M10 and for future generations of products.

PRODUCT ARCHITECTURE

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

CUSTOMERS

        Our customers include end users, value added resellers and an original equipment manufacturer. We recognize revenue from the shipment of products at the time of shipment unless we have future obligations for network interoperability or if we have to obtain customer acceptance. In those cases, we defer recognition of the revenue and related costs until we have met our obligations.

        One customer, WorldCom, Inc., accounted for approximately 18% of our recognized revenues for the year ended December 31, 2000.

SALES AND MARKETING

        We sell and market our products primarily through our direct sales organization, value-added resellers and an original equipment manufacturer.

        Direct Sales. Our North American direct sales organization is divided into regional operations with our direct sales efforts focused on the largest service providers. The direct sales account managers cover the market on an assigned account basis and work as a team with account oriented systems engineers. They are directed by a regional operations manager who reports to the North American Vice President of Sales. We also have technical engineers that consult with and provide our customers with guidance and assistance on the evolution of their networks as it relates to the deployment of our products. These consulting engineers also help in defining the features that are required for our products to be successful in specific applications. A key feature of our sales effort is the relationship we establish at various levels in our customers' organization. Our sales team maintains contact with key individuals who have service planning and infrastructure buildout responsibility.

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

        International Resellers. In order to further our international sales objectives, we have established a number of country specific value added resellers. These resellers have expertise in deploying complex Internet infrastructure equipment in their respective markets and provide the first level of support required by our international customers. In addition, we have established strategic value added reseller relationships with Alcatel and Nortel to sell and service our products on a worldwide non-exclusive basis.

        As of December 31, 2000, we employed 290 people in our sales and marketing organizations.

CUSTOMER SERVICE AND SUPPORT

        We believe that a broad range of support services is essential to the successful installation and ongoing support of our products and we have hired support engineers with proven Internet experience to provide those services. We offer the following services: 24 hours a day, seven days a week technical assistance (on-line, telephone and on-site), professional services, educational services, logistics services and web-based information.

        We offer a variety of flexible and comprehensive support programs, including basic hardware and software warranty services, next day onsite parts and labor, 24 hours a day, seven days a week same day parts and labor and on-site resident engineers. We deliver these services directly to major end users and also utilize a multi-tiered support model, leveraging the capabilities of our partners and third party organizations. We also train our partners in the delivery of education and support services.

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

        As of December 31, 2000, we employed 134 people in our customer service and support organization, with the majority located in our Sunnyvale, California corporate headquarters.

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

        Our research and development department is organized into teams that work in parallel on several projects in a manner similar to the development of successive generations of complex microprocessors. As a result, we will seek to offer our customers next generation products as they are needed.

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

        As of December 31, 2000, we employed 305 people in our research and development organization.

        Our research and development expenses totaled $87.8 million for the year ended December 31, 2000, $41.5 million for the year ended December 31, 1999 and, $24.0 million for the year ended December 31, 1998.

MANUFACTURING

     Our manufacturing operation is entirely outsourced. We have developed manufacturing relationships with Solectron and Celestica, under which we have subcontracted our manufacturing activity. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control and shipment to our customers. We design, specify and monitor all of the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

        - we operate without dedicating any space to manufacturing operations;

        - we conserve the working capital that would be required for funding inventory;

        - we can adjust manufacturing volumes quickly to meet changes in demand; and

        - we can quickly deliver products to customers with turnkey manufacturing and drop shipment capabilities.

        Our ASICs are manufactured by IBM who is responsible for all aspects of the production of the ASICs using our proprietary designs.

COMPETITION

        Competition in the Internet infrastructure market is intense. The market historically has been dominated by Cisco Systems, Inc., with other companies such as Nortel Networks and Lucent Technologies Inc. providing products to a smaller segment of the market. In addition, a number of public and private companies have announced plans for new products to address the same problems which our products address.

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

        There are also many small public and private companies which claim to have products with greater capabilities than our products. Consolidation in this industry has begun, with one or more of these smaller private companies being acquired by large, established suppliers of Internet infrastructure products, and we believe it is likely to continue. As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have.

        Several companies also provide solutions which can substitute for some uses of routers. For example, high bandwidth asynchronous transfer mode (ATM) switches, are used in the core of certain major backbone service providers. ATM switches can carry a variety of traffic types, including voice, video and data, using fixed, 53 byte cells. Companies that use ATM switches are enhancing their products with new software technologies such as multi-protocol label switching, or MPLS, which can potentially simplify the task of mixing routers and switches in the same network. These substitutes can reduce the need for large numbers of routers.

INTELLECTUAL PROPERTY

        Our success and ability to compete are substantially dependent upon our internally developed technology and knowhow. We have two patents issued relating to high speed switching devices. These patents will expire in 2016. In addition we have over 40 patent applications pending in the United States relating to the design of our products. Our engineering teams have significant expertise in ASIC design and we own all rights to the design of the ASICs which form the core of our products. Our JUNOS Internet software was developed internally and is protected by United States and other copyright laws.

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

        Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. While we have filed patent applications, we cannot be certain that these applications will issue into patents, that we will be able to obtain the necessary intellectual property rights or that other parties will not contest our intellectual property rights.

EMPLOYEES

        As of December 31, 2000, we had 927 full-time employees, 305 of whom were engaged in research and development, 290 in sales and marketing, 134 in customer support and 198 in finance, administration, IT and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

                                  RISK FACTORS

WE FACE INTENSE COMPETITION THAT COULD REDUCE OUR MARKET SHARE OR SLOW THE RATE OF INCREASE IN MARKET SHARE.

        Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of other small public and private companies have announced plans for new products to address the same problems which our products address. If we are unable to compete successfully against existing and future competitors, we could be required to reduce prices, resulting in reduced gross margins, and we could experience loss of market share or a reduction in the rate of increase of market share, each of which could materially and adversely affect our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP PRODUCTS AND PRODUCT ENHANCEMENTS THAT WILL ACHIEVE MARKET ACCEPTANCE.

        We cannot ensure that we will be able to develop new products or product enhancements in a timely manner or at all. Any failure to develop new products or product enhancements could substantially decrease market acceptance and sales of our present and future products which would significantly harm the business and financial results. Even if we are able to develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of our future products to achieve market acceptance could adversely affect the business and financial results.


OUR FAILURE TO INCREASE OUR REVENUES WOULD PREVENT US FROM MAINTAINING PROFITABILITY.

        Although our net revenues have grown from $102.6 million for the year ended December 31, 1999 to $673.5 million for the year ended December 31, 2000, we cannot be certain that our revenues will continue to grow. We have large fixed expenses and expect to continue to incur significant and increasing sales and marketing, engineering and product development and administrative expenses and there can be no assurances that net revenues will continue to grow or that we will maintain profitability.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT.

        As a result of our limited operating history, it is difficult to accurately forecast revenues and there is limited meaningful historical financial data upon which to base planned operating expenses. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. If we do not achieve our expected revenues, our operating results will be below our expectations and those of investors and market analysts, which could cause the price of the common stock to decline.

        In addition, timing of deployment of our products can vary widely and depends on various factors. Customers with large networks usually expand their networks in large increments on a periodic basis. We expect to receive significant orders on an irregular basis. Because of our limited operating history, we cannot predict these sales and development cycles. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

        Further, we have experienced and expect to continue to experience in the foreseeable future limited visibility as to our customers' spending plans and capital budgets. This limited visibility complicates the forecasting process further.

ALTHOUGH OUR CUSTOMER BASE HAS INCREASED SUBSTANTIALLY, THERE IS STILL A LIMITED NUMBER OF CUSTOMERS WHICH COMPRISE A SIGNIFICANT PORTION OF OUR REVENUES AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HAVE AN ADVERSE EFFECT.

        We expect that a large portion of our net revenues will continue to depend on sales to a limited number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers which could adversely affect our net revenues and results of operations.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY WE COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS.

        Our ability to successfully implement our business plan, develop and offer our products and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown headcount substantially. The growth in business, headcount and relationships with customers and other third parties has placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide.

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

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL PRODUCTS COULD BE HARMED.

        Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel. None of the officers or key employees is bound by an employment agreement for any specific term.

        We also will need to continue to hire engineering and other personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain these key employees. Competition for these persons is intense, especially in the San Francisco Bay area. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of our products.

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

WE ARE DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS.

        With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components is limited. We currently purchase several key components, including ASICs, from a single source. We may not be able to develop an alternate or second source in a timely manner, which could hurt our ability to deliver product to customers. If we are unable to buy these components on a timely basis, we may not be able to deliver product to our customers, which would seriously impact present and future sales which would, in turn, adversely affect our business.

WE CURRENTLY DEPEND ON CONTRACT MANUFACTURERS WITH WHOM WE DO NOT HAVE LONG-TERM SUPPLY CONTRACTS, AND IF WE UNEXPECTEDLY HAVE TO QUALIFY A NEW CONTRACT MANUFACTURER WE MAY LOSE REVENUE AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

        We depend on third party contract manufacturers to manufacture our products. We do not have a long-term supply contract with such manufacturers and if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experiences delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers could be delayed which could adversely affect our business and financial results.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

        We provide forecasts of our demand to our contract manufacturers up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, the contract manufacturer may have excess inventory, which would increase our costs. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing of our products.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

        Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including many which are outside of our control and any of which may cause our stock price to fluctuate.

        The factors that may impact the unpredictability of our quarterly results include the long sales and implementation cycle and the continuing increase in operating expenses in anticipation of increased revenues. As a result, we believe that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

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

        Our products are highly complex and designed to be deployed in very large and complex networks. Although we have thoroughly tested our products, because of the nature of the product, it can only be fully tested when deployed in very large networks with high amounts of traffic. To date, our products have been deployed only on a limited basis. Consequently, our customers may discover errors or defects in the hardware or the software after it has been fully deployed. If we are unable to fix errors or other problems that may be identified in full deployment, we could experience, among other things, loss of or delay in revenues and loss of market share, loss of customers, diversion of development resources and increased service and warranty costs.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS WHICH COULD SERIOUSLY HARM OUR BUSINESS.

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we are not involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We market, sell and service our products in the United States and internationally. We have established offices throughout Europe and in the Asia Pacific region. We will continue to expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels. We may not be able to maintain or increase international market demand for our products.

        International operations are subject to inherent risks, including greater difficulty in accounts receivable collection and longer collection periods, difficulties and costs of staffing and managing foreign operations, the impact of recessions in economies outside the United States, unexpected changes in regulatory requirements, certification requirements, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability.

        Our international revenues were $235.8 million for the year ended December 31, 2000 and are denominated in U.S. dollars. Consequently, we do not currently engage in currency hedging activities. However, a portion of our international revenues may be denominated in foreign currencies in the future.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

        We intend to make investments in complementary companies, products or technologies. In the event of any such investments or acquisitions, we could issue stock that would dilute our current stockholders' percentage ownership, incur debt, assume liabilities, incur amortization expenses related to goodwill and other intangible assets, or incur large and immediate write-offs.

        These acquisitions also involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management's attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees, particularly those of the acquired organizations. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

RISKS RELATED TO THE 4.75% SUBORDINATED CONVERTIBLE NOTES DUE MARCH 15, 2007

        Last year the Company completed an offering (the "Debt Offering") of 4.75% Subordinated Convertible Notes Due March 15, 2007 (the "Convertible Notes"). In connection with the Convertible Notes, the Company is subject to certain risks in addition to those described above. Those additional risks include the following.

                     SUBSTANTIAL LEVERAGE AND DEBT SERVICE
                OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW.

        As a result of the Debt Offering we have a substantial amount of outstanding indebtedness. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due with respect to the Convertible Notes when due. We may also add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines.

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

ITEM 2 PROPERTIES

        We lease approximately 144,000 and 122,000 square feet in two buildings located in Sunnyvale, California. We have entered into a lease for a third building of approximately 122,000 square feet also in Sunnyvale, California. The lease on the office space for 144,000 square feet commenced on July 1, 2000 and it will expire on June 30, 2012, with certain options for extension and expansion and the lease for the 122,000 square feet commenced February 1, 2001 and expires

February 14, 2013.

We currently have offices in the following locations:

NORTH AMERICA                  SOUTH AMERICA                 EUROPE                          ASIA PACIFIC
-------------                  -----------------------       ------                          ------------
Sunnyvale, California          Sao Paulo, Brazil             Leatherhead, U.K.               Hong Kong
Atlanta, Georgia                                             Amsterdam, The Netherlands      New Delhi, India
Charlotte, North Carolina                                    Brussels, Belgium               Beijing, PRC
Columbia, Maryland                                           Dublin, Ireland                 Kuala Lumpur, Malaysia
Denver, Colorado                                             Frankfurt, Germany              Seoul, Korea
Lisle, Illinois                                              Madrid, Spain                   Singapore
Raleigh, North Carolina                                      Milan, Italy                    Sydney, Australia
Reston, Virginia                                             Paris, France                   Taipei, Taiwan
Tulsa, Oklahoma                                              Zurich, Switzerland             Tokyo, Japan
Waltham, Massachusetts
Toronto, Ontario, Canada
Vancouver, B.C., Canada
Mexico City, Mexico

        The commercial real estate market in the San Francisco Bay area is volatile and unpredictable in terms of available space, rental fees, occupancy rates and preferred locations. We cannot be certain that additional space will be available when we require it, or that it will be affordable or in a preferred location. See Note 5 of the Notes to the Consolidated Financial Statements in
Exhibit 13.1 hereto.

ITEM 3 LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers and their ages, as of December 31, 2000, are as follows:

NAME                    AGE                       POSITION
----                    ---                       --------
Scott Kriens..........   43   President, Chief Executive Officer and Chairman of the Board
Pradeep Sindhu........   48   Chief Technical Officer and Vice Chairman of the Board
Marcel Gani...........   48   Chief Financial Officer
Steven Haley..........   46   Vice President of Worldwide Sales and Service
Peter L. Wexler.......   45   Vice President of Engineering

----------

        SCOTT KRIENS has served as President, Chief Executive Officer and Chairman of the board of directors of Juniper Networks since October 1996. From April 1986 to January 1996, Mr. Kriens served as Vice President of Sales and Vice President of Operations at StrataCom, Inc., a telecommunications equipment company, which he co-founded in 1986. Mr. Kriens received a B.A. in Economics from California State University, Hayward. Mr. Kriens also serves on the boards of directors of Equinix, Inc. and Verisign, Inc.

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

        MARCEL GANI joined Juniper Networks as Chief Financial Officer in February 1997. From January 1996 to January 1997, Mr. Gani served as Vice President and Chief Financial Officer of NVIDIA Corporation, a 3D graphic processor company. Mr. Gani also held the positions of Vice President and Chief Financial Officer at Grand Junction Networks, a data networking company acquired by Cisco Systems, Inc., from March 1995 to January 1996, and at Primary Access Corporation, a data networking company acquired by 3Com Corporation, from March 1993 to March 1995. Mr. Gani holds an M.B.A. from the University of Michigan. Mr. Gani also serves on the board of directors of AirFiber, Inc.

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

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

        Our common stock has been quoted on the Nasdaq National Market under the symbol "JNPR" since June 25, 1999. Prior to that time, there was no public market for the common stock. All stock information has been adjusted to reflect the three-for-one split, effected in the form of a stock dividend to each stockholder of record as of December 31, 1999 and a two-for-one split, effected in the form of a stock dividend to each stockholder of record as of May 15, 2000. Juniper Networks has never paid cash dividends on its common stock and has no present plans to do so. There were approximately 833 stockholders of record at March 9, 2001. The following table sets forth the high and low closing bid prices as reported on the NASDAQ:

                     Q1             Q2             Q3             Q4
                  -------        -------        -------        -------
1999
High ......           N/A        $ 24.83        $ 37.83        $ 59.08
Low .......           N/A        $ 16.48        $ 20.83        $ 30.35

2000
High ......       $153.50        $147.94        $230.50        $243.00
Low .......       $ 51.29        $ 74.00        $127.00        $ 93.94

        On December 8, 2000, the Company issued an aggregate of 828,351 unregistered shares of common stock to the shareholders of Micro Magic, Inc. ("MMI") in connection with the merger of MMI into the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6 SELECTED FINANCIAL DATA

                                                                                                      PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     (FEBRUARY 2,
                                                            YEAR ENDED DECEMBER 31,                     1996) TO
                                           -------------------------------------------------------    DECEMBER 31,
                                             2000            1999            1998            1997         1996
                                           --------        --------        --------         ------        -----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net revenues ......................        $673,501        $102,606        $  3,807         $     --      $    --
Operating income (loss) ...........         194,089         (14,620)        (32,270)         (11,598)      (1,939)
Net income (loss) .................        $147,916        $ (9,034)       $(30,971)        $(10,363)     $(1,799)
                                           ========        ========        ========         ========      =======

Net income (loss) per share:
Basic .............................        $   0.49        $  (0.05)       $  (0.40)        $  (0.20)     $ (0.08)
                                           ========        ========        ========         ========      =======

Diluted ...........................        $   0.43        $  (0.05)       $  (0.40)        $  (0.20)     $ (0.08)
                                           ========        ========        ========         ========      =======

Shares used in computing net income
  (loss) per share (1):
Basic .............................         304,381         189,322          77,742           51,546       23,748
                                           ========        ========        ========         ========      =======
Diluted ...........................         347,858         189,322          77,742           51,546       23,748
                                           ========        ========        ========         ========      =======

                                                                                AS OF DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                      2000             1999           1998           1997           1996
                                                   ----------        --------        -------        -------        -------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments .............................        $1,144,743        $345,958        $20,098        $46,227        $ 9,468
Working capital ...........................         1,132,139         322,170         14,432         44,691          9,315
Total assets ..............................         2,103,129         513,378         36,671         50,210         10,388
Total long-term liabilities ...............         1,156,719              --          5,204          2,083            408
Stockholders' equity ......................           730,002         457,715         17,065         46,048          9,728

----------

(1) See Note 11 of Notes to Consolidated Financial Statements in Exhibit 13.1 hereto for an explanation of the determination of the shares used to compute net loss per share.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

        For the information required by this Item, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Stockholders in Exhibit 13.1 hereto.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        For the information required by this Item, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Stockholders in Exhibit 13.1 hereto.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For the information required by this Item, see the Consolidated Financial Statements and Notes thereto in the 2000 Annual Report to Stockholders in Exhibit 13.1 hereto.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 11 EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        1. FINANCIAL STATEMENTS

                Consolidated Balance Sheets -- As of December 31, 2000 and 1999 Consolidated Statements of Operations -- For the Three Years
                   Ended December 31, 2000
                Consolidated Statement of Stockholders' Equity -- For the Three
                   Years Ended December 31, 2000
                Consolidated Statements of Cash Flows -- For the Three Years
                   Ended December 31, 2000
                Notes to Consolidated Financial Statements
                Report of Independent Auditors

        2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule of Juniper Networks is filed as part of this Report and should be read in conjunction with the Financial Statements of Juniper Networks.

                                                                PAGE
                                                                ----
Schedule II: Valuation and Qualifying Accounts and Reserves     26

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


b) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------
   2.1        Agreement and Plan of Reorganization dated as of November 27, 2000 between Juniper Networks, Inc. and Micro Magic, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current
              Report on Form 8-K dated December 8, 2000 and filed with
              Securities and Exchange Commission on December 21, 2000)

   3.1        Amended and Restated Certificate of Incorporation of the
              Registrant

   3.2        Amended and Restated Bylaws of the Registrant

   4.1        Form of Indenture by and between Registrant and Norwest Bank
              Minnesota, N.A. (incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 No.
              333-96171)

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

   10.4 2000 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration
              Statement on Form S-8 No. 333-44148)

   10.5       Change of Control Agreement between Scott Kriens and the
              Registrant dated October 1, 1996 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form
              S-1 No. 333-76681)

   10.6 Change of Control Agreement between Marcel Gani and the Registrant dated February 18, 1997

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------
              (incorporated herein by reference to Exhibit 10.7 to the
              Registrant's Registration Statement on Form S-1 No. 333-76681)

   10.7       Agreement for ASIC Design and Purchase of Products between IBM
              Microelectronics and the Registrant dated August 26, 1997 and
              Amendments One and Two to the agreement dated January 5, 1998 and March 2, 1998, respectively (incorporated herein by reference to Exhibit 10.8, 10.8.1 and 10.8.2, respectively, to the Registrant's
              Registration Statement on Form S-1 No. 333-76681)

   10.8       Lease between Mathilda Associates LLC and the Registrant dated
              June 18, 1999 (incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 No.
              333-76681)

   10.9       Lease between Mathilda Associates LLC and the Registrant dated
              February 28, 2000

   13.1 2000 Annual Report to Stockholders (deemed to be filed to the extent that information is specifically incorporated by reference)

   21.1       Subsidiaries of Registrant

   23.1       Consent of Ernst & Young LLP, Independent Auditors

   24.1       Power of Attorney (see page 25)


----------

c) REPORTS ON FORM 8-K

        We filed a Current Report on Form 8-K dated December 8, 2000 to report under Item 2 thereof the acquisition of Micro Magic, Inc. The following financial statements were included with the filing: Micro Magic, Inc. Financial Statements as of December 31, 1998 and 1999 (Audited); and Juniper Networks, Inc. Supplementary Consolidated Financial Statements (Unaudited).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2001.

                                            JUNIPER NETWORKS, INC.

                                            By: /s/ Marcel Gani
                                               ---------------------------------
                                               Marcel Gani
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial and
                                               Accounting Officer)


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

SIGNATURE                      TITLE                                            DATE
---------                      -----                                            ----
/s/ Scott Kriens               President, Chief Executive Officer and           March 27, 2001
----------------------------   Chairman of the Board
Scott Kriens                   (Principal Executive Officer)


/s/ Marcel Gani                Chief Financial Officer                          March 27, 2001
----------------------------   (Principal Financial and Accounting Officer)
Marcel Gani


/s/ Pradeep Sindhu             Chief Technical Officer and Vice                 March 27, 2001
----------------------------   Chairman of Board
Pradeep Sindhu


 /s/ William R. Hearst III     Director                                         March 27, 2001
----------------------------
William R. Hearst III


/s/ Vinod Khosla               Director                                         March 27, 2001
----------------------------
Vinod Khosla


/s/ C. Richard Kramlich        Director                                         March 27, 2001
----------------------------
C. Richard Kramlich


 /s/ Stratton Sclavos          Director                                         March 27, 2001
----------------------------
Stratton Sclavos


 /s/ William Stensrud          Director                                         March 27, 2001
----------------------------
William Stensrud

                             JUNIPER NETWORKS, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                           BALANCE AT        CHARGED TO
                                            BEGINNING         COSTS AND                         BALANCE AT
DESCRIPTION                                  OF YEAR          EXPENSES        DEDUCTIONS        END OF YEAR
-----------                               ------------      ----------       -----------        -----------
Year ended December 31, 2000
  Allowance for doubtful accounts........    $632             $3,095             $--              $3,727
Year ended December 31, 1999
  Allowance for doubtful accounts........    $ --             $  632             $--              $  632
Year ended December 31, 1998
  Allowance for doubtful accounts........    $ --             $   --             $--              $   --

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------
   2.1        Agreement and Plan of Reorganization dated as of November 27, 2000 between Juniper Networks, Inc. and Micro Magic, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current
              Report on Form 8-K dated December 8, 2000 and filed with
              Securities and Exchange Commission on December 21, 2000)

   3.1        Amended and Restated Certificate of Incorporation of the
              Registrant

   3.2        Amended and Restated Bylaws of the Registrant

   4.1        Form of Indenture by and between Registrant and Norwest Bank
              Minnesota, N.A. (incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 No.
              333-96171)

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

   10.4 2000 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration
              Statement on Form S-8 No. 333-44148)

   10.5       Change of Control Agreement between Scott Kriens and the
              Registrant dated October 1, 1996 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form
              S-1 No. 333-76681)

   10.6 Change of Control Agreement between Marcel Gani and the Registrant dated February 18, 1997 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form
              S-1 No. 333-76681)

   10.7       Agreement for ASIC Design and Purchase of Products between IBM
              Microelectronics and the Registrant dated August 26, 1997 and
              Amendments One and Two to the agreement dated January 5, 1998 and March 2, 1998, respectively (incorporated herein by reference to Exhibit 10.8, 10.8.1 and 10.8.2, respectively, to the Registrant's
              Registration Statement on Form S-1 No. 333-76681)

   10.8       Lease between Mathilda Associates LLC and the Registrant dated
              June 18, 1999 (incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 No.
              333-76681)

   10.9       Lease between Mathilda Associates LLC and the Registrant dated
              February 28, 2000

   13.1 2000 Annual Report to Stockholders (deemed to be filed to the extent that information is specifically incorporated by reference)

   21.1       Subsidiaries of Registrant

   23.1       Consent of Ernst & Young LLP, Independent Auditors

   24.1       Power of Attorney (see page 25)
