Form 10-Q
period 2001-03-31
JUNIPER NETWORKS INC
filed 2001-05-08
CIK 1043604

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-----

                           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                               or

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-----
                           For the transition period from _____ to _____



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

                        Yes   X       No
                            -----        -----

There were 320,742,434 shares of the Company's Common Stock, par value $.00001, outstanding on May 4, 2001.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I                        FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of March 31, 2001
        and December 31, 2000..........................................     3

        Condensed Consolidated Statements of Operations for the Three
        Months Ended March 31, 2001 and March 31,2000 .................     4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2001 and March 31, 2000.................     5

        Notes to Condensed Consolidated Financial Statements  .........     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................     9

        Factors That May Affect Future Results.........................    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    14



PART II                        OTHER INFORMATION

Item 1. Legal Proceedings..............................................    15

Item 6. Exhibits and Reports on Form 8-K...............................    15


SIGNATURES.............................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             JUNIPER NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   March 31,         December 31,
                                                     2001                2000
                                                  -----------        ------------
                                                  (unaudited)            (1)
ASSETS
Current assets:
  Cash and cash equivalents                       $   557,742        $   563,005
  Short-term investments                              504,872            581,738
  Accounts receivable, net                            193,169            176,535
  Prepaid expenses and other current assets            26,131             27,269
                                                  -----------        -----------
          Total current assets                      1,281,914          1,348,547

Property and equipment, net                           250,702             36,440
Long-term investments                                 447,756            450,568
Other long-term assets                                248,600            267,574
                                                  -----------        -----------
Total assets                                      $ 2,228,972        $ 2,103,129
                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    86,074        $    72,347
  Other accrued liabilities                           134,272            109,436
  Deferred revenue                                     25,506             34,625
                                                  -----------        -----------
          Total current liabilities                   245,852            216,408
Convertible subordinated notes                      1,152,356          1,156,719

Common stock and additional paid-in capital           756,006            735,103
Deferred stock compensation                           (87,569)          (111,813)
Accumulated other comprehensive income                  8,012             10,963
Retained earnings                                     154,315             95,749
                                                  -----------        -----------
Total stockholders' equity                            830,764            730,002
                                                  -----------        -----------
Total liabilities and stockholders' equity        $ 2,228,972        $ 2,103,129
                                                  ===========        ===========


(1) The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                            Three months ended
                                                                 March 31,
                                                        --------------------------
                                                           2001            2000
                                                        ---------        ---------
Net revenues                                            $ 332,105        $  63,886
Cost of revenues                                          113,741           25,101
                                                        ---------        ---------
Gross profit                                              218,364           38,785

Operating expenses:
  Research and development                                 42,991           15,990
  Sales and marketing                                      41,322           11,505
  General and administrative                               10,468            3,014
  Amortization of goodwill, purchased intangibles
    and deferred stock compensation (1)                    36,583            2,391
                                                        ---------        ---------
          Total operating expenses                        131,364           32,900
                                                        ---------        ---------
Operating income                                           87,000            5,885
Interest income                                            26,971           10,530
Interest and other expense                                (24,979)          (3,894)
                                                        ---------        ---------
Income before income taxes                                 88,992           12,521
Provision for income taxes                                 30,426            4,450
                                                        ---------        ---------
Net income                                              $  58,566        $   8,071
                                                        =========        =========
Net income per share:
   Basic                                                $    0.19        $    0.03
                                                        =========        =========
   Diluted                                              $    0.17        $    0.02
                                                        =========        =========

Shares used in computing net income per share:
   Basic                                                  315,571          295,554
                                                        =========        =========
   Diluted                                                344,918          350,290
                                                        =========        =========


(1) Deferred stock compensation relates to the following cost and expense categories by period:

    Cost of revenues                                    $      63        $      90
    Research and development                               18,605              239
    Sales and marketing                                     5,541              146
    General and administrative                                 43               58
                                                        ---------        ---------
        Total                                           $  24,252        $     533
                                                        =========        =========


                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                              Three months ended March 31,
                                                             ------------------------------
                                                                 2001              2000
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    58,566        $     8,071
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation                                                 5,106              2,031
      Amortization of goodwill, purchased intangibles,
         deferred stock compensation and other non-
         cash transactions                                        47,528              2,709
      Changes in operating assets and liabilities:
        Accounts receivable                                      (16,634)            (6,014)
        Other assets                                               4,428             (4,351)
        Accounts payable and accrued liabilities                  38,563             18,609
        Deferred revenue                                          (9,119)               178
                                                             -----------        -----------
Net cash provided by operating activities                        128,438             21,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (219,368)            (6,309)
Purchases of available-for-sale investments                     (354,538)          (403,534)
Maturities of available-for-sale investments                     426,902            192,522
Minority interest in equity investments                           (7,600)           (17,175)
                                                             -----------        -----------
Net cash used in investing activities                           (154,604)          (234,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible subordinated
  notes                                                               --          1,123,325
Proceeds from issuance of common stock                            20,903                424
                                                             -----------        -----------
Net cash provided by financing activities                         20,903          1,123,749
                                                             -----------        -----------
Net increase (decrease) in cash and cash equivalents              (5,263)           910,486
Cash and cash equivalents at beginning of period                 563,005            158,043
                                                             -----------        -----------
Cash and cash equivalents at end of period                   $   557,742        $ 1,068,529
                                                             ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                       $    27,313        $        --
                                                             ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock issued in connection with the acquisition
   of goodwill and purchased intangibles                     $        --        $     3,800
                                                             ===========        ===========


                             See accompanying notes.

                             JUNIPER NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared by Juniper Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Juniper Networks, Inc. and its wholly-owned subsidiaries ("Juniper Networks" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2001 and the operating results and cash flows for the three months ended March 31, 2001 and 2000, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed March 27, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         Juniper Networks considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government securities, certificates of deposit, and corporate securities.

INVESTMENTS

         The Company's marketable securities are classified as available-for-sale as of the balance sheet dates and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities will be reported in other income or expense as incurred.

         Juniper Networks also has certain other minority equity investments in privately traded companies. These investments are included in other long-term assets on the balance sheet and are generally carried at cost as Juniper Networks owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of March 31, 2001 and December 31, 2000, $86.5 million and $88.9 million of these investments are included in other long-term assets. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. Juniper Networks could lose its entire investment in certain or all of these companies. Juniper

Networks monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During the quarter ended March 31, 2001, Juniper Networks wrote-down these investments by $10.0 million. Write-downs recorded in the fiscal year ended December 31, 2000 totaled $4.6 million.

PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following (in thousands):

                                                         March 31,   December 31,
                                                           2001          2000
                                                         ---------   ------------
                                                               (unaudited)
        Computers and equipment.......................   $ 48,180      $ 34,511
        Purchased software............................     12,482         9,688
        Leasehold improvements........................     24,911         9,010
        Furniture and fixtures........................      2,612         2,379
        Land..........................................    186,771            --
                                                         --------      --------
        Total.........................................    274,956        55,588
        Less accumulated depreciation.................    (24,254)      (19,148)
                                                         --------      --------
        Property and equipment, net...................   $250,702      $ 36,440
                                                         ========      ========

REVENUE RECOGNITION

         Juniper Networks generally recognizes product revenue when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable, unless Juniper Networks has future obligations for network interoperability or has to obtain customer acceptance, in which case revenue and related costs are deferred until those obligations are met. Revenue from service obligations is deferred and generally recognized ratably over the period of the obligation. Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying consolidated balance sheets.

CUSTOMER CONCENTRATION

         In the quarter ended March 31, 2001, one customer individually accounted for more than 10% of net revenues, compared with two customers individually accounting for more than 10% in the same period a year ago.

WARRANTY RESERVES

         Juniper Networks' products generally carry a one-year warranty that includes factory repair services as needed for replacement of parts. Warranty obligations are accrued as revenue is recognized based on the Company's best estimate of costs that will be incurred on delivered product.

NET INCOME PER SHARE

         Basic net income per share and diluted net income per share are presented in conformity with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128), for all periods presented. In accordance with FAS 128, basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income per share additionally includes common stock equivalent shares outstanding during the period, if dilutive. Dilutive common stock equivalent shares primarily consist of employee stock options, using the treasury stock method. The 4.75% Convertible Subordinated Notes, which were issued in

March 2000, are anti-dilutive in both periods and therefore not included in the calculation below.

         The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

                                                                    Three months ended
                                                                          March 31,
                                                                  ----------------------
                                                                    2001          2000
                                                                  --------      --------
                                                                       (unaudited)
Numerator:
     Net income...............................................    $ 58,566      $  8,071
                                                                  ========      ========
Denominator:
        Weighted-average shares of common stock outstanding...     319,133       312,726
        Weighted-average shares subject to repurchase.........      (3,562)      (17,182)
                                                                  --------      --------
     Denominator for basic net income per share...............     315,571       295,544
        Common stock equivalents..............................      29,347        54,746
                                                                  --------      --------
     Denominator for diluted net income per share.............     344,918       350,290
                                                                  ========      ========
Net income per share:
     Basic....................................................    $   0.19      $   0.03
                                                                  ========      ========
     Diluted..................................................    $   0.17      $   0.02
                                                                  ========      ========

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

         The following information should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 27, 2001 with the Securities and Exchange Commission and "Factors That May Affect Future Results" herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Juniper Networks is a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers ("Service Providers"), to meet the demands resulting from the rapid growth of the Internet. The Company's Internet backbone routers are specifically designed and purpose-built for service provider networks and offer customers increased reliability, performance, scalability, interoperability and flexibility, and reduced complexity and cost compared to current alternatives.

         In September 1998 Juniper Networks began shipping its first product, the M40 Internet backbone router, with volume shipments beginning in October 1998. The Company has subsequently introduced the M20 in December 1999, the M160 in March 2000 and the M5 and M10 product platforms in September 2000. The Company currently sells its products to major Service Providers in North America primarily through its direct sales force, and internationally primarily through value added resellers.

RESULTS OF OPERATIONS

NET REVENUES

         Net revenues were $332.1 million for the three months ended March 31, 2001, and $63.9 million for the three months ended March 31, 2000. The increase in net revenues was primarily due to the following three reasons: (1) expanded product offerings, (2) increased market acceptance of the Company's products, and (3) overall growth in the marketplace. In the quarter ended March 31, 2001, one customer individually accounted for more than 10% of net revenues, compared with two customers in the same period a year ago. The decrease in deferred revenue from December 31, 2000 of $9.1 million reflects a shortening of the product acceptance cycle as products have become more mature. The introduction of new products and/or the timing of sales within a quarter will directly impact the deferred revenue balance in future periods.

COST OF REVENUES

         Cost of revenues for the three months ended March 31, 2001 were $113.7 million with in a gross margin of 65.8%, compared with cost of revenues for the three months ended March 31, 2000 of $25.1 million and a gross margin of 60.7%. The increase in cost of revenues is primarily related to the increase in net revenues, as well as headcount increases in the Company's customer service and support organizations. The Company expects cost of revenues to continue to increase as net revenues increase. Gross margins are highly variable and dependent on many factors, some of which are outside the Company's control, such as the demand for the Company's products and mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $43.0 million for the three months ended March 31, 2001, an increase of $27.0 million over the comparable quarter of 2000. The increase was due primarily to significant increases in headcount to support the Company's product development efforts. Additionally, product development expenses such as prototype expenses and non-recurring engineering costs accounted for approximately 30% of the increase for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Research and development is essential to the Company's future success and the Company expects that research and development expense will continue to increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses were $41.3 million for the three months ended March 31, 2001, an increase of $29.8 million over the comparable quarter of 2000. The increase was due primarily to a significant increase in headcount. As a result of limited visibility into customers' spending patterns and associated revenues, the Company expects that sales and marketing headcount and expenses will not change significantly in the near term.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $10.5 million for the three months ended March 31, 2001, an increase of $7.5 million over the comparable quarter of 2000. The increase was due primarily to increases in headcount to support increasing levels of business activity. As a result of limited visibility into customers' spending patterns and associated revenues, the Company expects that general and administrative headcount and expenses will not change significantly in the near term.

AMORTIZATION OF GOODWILL, PURCHASED INTANGIBLES AND DEFERRED STOCK COMPENSATION

         On December 8, 2000, the Company acquired Micro Magic, Inc. and accounted for the transaction under the purchase method of accounting. Accordingly, the Company recorded goodwill and other intangible assets of $125.7 million representing the excess of the purchase price paid over the fair value of net tangible assets acquired. In November 1999, the Company acquired certain other intellectual property and intangible assets resulting in the recording of $18.4 million of goodwill and other intangibles. In each of these cases the goodwill and other intangibles is being amortized over their respective useful lives, which the Company has determined to be three years.

         As part of the acquisition of Micro Magic, Inc., the Company recorded $121.7 million of deferred compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Also, in connection with the grant of certain stock options to employees during 1998 and the three months ended March 31, 1999, the Company recorded deferred compensation of $6.4 million in 1998 and $1.1 million in 1999 representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options or restricted stock using the graded vesting method.

    The Company expensed $36.6 million of goodwill, purchased intangibles and deferred stock compensation during the quarter ended March 31, 2001 as compared to $2.4 million in the comparable quarter of 2000. The amortization of goodwill, purchased intangibles and deferred stock compensation may continue to increase if the Company makes other acquisitions of companies or technologies.

INTEREST INCOME

         Interest income primarily consists of income on available-for-sale investments. Interest income was $27.0 million for the quarter ended March 31, 2001 compared with $10.5 million for the quarter ended March 31, 2000. The increase in interest income is a direct result of increased cash and investment balances, resulting from the Company's convertible debt offering in March of 2000.

INTEREST AND OTHER EXPENSE

         Interest and other expense for the quarter ended March 31, 2001 was $25.0 million as compared to $3.9 million for the quarter ended March 31, 2000. Interest expense consists of accrued interest and amortization of debt issuance costs, both attributable to the 4.75% Convertible Subordinated Notes (the "Notes") that were issued in March 2000, as well as impairment write-downs of the Company's private equity investments of $10.0 million for the quarter ended March 31, 2001.

PROVISION FOR INCOME TAXES

         For the quarter ended March 31, 2001, the Company recorded a tax provision of $30.4 million resulting in an effective tax rate of 34.2%, compared with a tax provision of $4.5 million for the quarter ended March 31, 2000. The increase in the tax provision is primarily due to the increase in operating income.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $65.2 million. In October 1999, the Company completed a secondary public offering of its common stock and realized net proceeds from the offering of approximately $324.3 million. In March 2000, the Company completed an offering of the Notes and realized net proceeds from that offering of approximately $1.1 billion. In accordance with the terms of the Notes, the Company made an interest payment of $27.3 million in March of 2001 and is required to make a similar interest payment each September and March through March 15, 2007.

         At March 31, 2001, the Company had cash and cash equivalents of approximately $557.7 million, short-term investments of $504.9 million and long-term investments of $447.8 million. The Company regularly invests excess funds in money market funds, commercial paper and government and non-government debt securities.

         Net cash provided by operating activities for the three months ended March 31, 2001 and March 31, 2000 was $128.4 million and $21.2 million, respectively. Cash provided by operating activities for the quarter ended March 31, 2001 was primarily the result of net income, increases in accounts payable and other accrued liabilities, and adjustments for certain non-cash charges, partially offset by an increase in accounts receivable and a decrease in deferred revenue. Cash provided by operating activities for the quarter ended March 31, 2000 was primarily the result of an increase in accounts payable and accrued liabilities as well as net income, partially offset by increases in accounts receivable and other assets.

         Net cash used in investing activities for the three months ended March 31, 2001 and March 31, 2000 was $154.6 million and $234.5 million, respectively. Cash used in investing activities in the three months ended March 31, 2001 was due primarily to the purchase of available-for-sale investments and the purchase of fixed assets, partially offset by cash received from maturities of available-for-sale investments. The increase in fixed assets includes $186.8 million for the purchase of approximately 80 acres of land in Sunnyvale, California. Cash used in investing activities in the three months ended March 31, 2000 was primarily due to the purchase of available-for-sale investments and minority equity investments, partially offset by maturities of available-for-sale investments.

         Net cash provided by financing activities for the three months ended March 31, 2001 and March 31, 2000 was $20.9 million and $1.1 billion, respectively. Cash provided by financing activities in the three months ended March 31, 2001 was due to proceeds from employee stock option exercises and the employee stock purchase plan. Cash provided by financing activities in the three months ended March 31, 2000 was due primarily to the proceeds from the offering of the Notes of $1.1 billion.

         Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY FACES INTENSE COMPETITION THAT COULD REDUCE ITS MARKET SHARE. Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of other small public or private companies have announced plans for new products to address the same problems which the Company's products address. If the Company is unable to compete successfully against its existing and future competitors, it could be required to reduce prices, resulting in reduced gross margins and could experience loss of market share, each of which could materially and adversely affect its business, operating results and financial condition.

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

THE COMPANY'S FAILURE TO CONTINUE TO INCREASE ITS REVENUES MAY PREVENT THE COMPANY FROM MAINTAINING PROFITABILITY. The Company has large fixed expenses and there can be no assurances that net revenues will continue to grow or that the Company will maintain profitability.

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

Further, the Company has experienced and expects in the foreseeable future to continue to experience limited visibility as to customers' spending plans and capital budgets. This limited visibility complicates the forecasting process further.

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

THE COMPANY'S FAILURE TO ADAPT TO CHANGING MARKET CONDITIONS EFFECTIVELY COULD SERIOUSLY HARM ITS BUSINESS, FINANCIAL CONDITION AND PROSPECTS. The Company's ability to successfully implement its business plan, develop and offer its products and manage expansion under rapidly changing market conditions requires a comprehensive and effective planning and management process. The Company continues to increase the scope of its operations domestically and internationally and has grown headcount substantially. The growth in business, headcount and relationships with customers and other third parties has placed and will continue to place a significant strain on the Company's management systems and resources. The Company will need to continue to improve its operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage its work force worldwide.

THE UNPREDICTABILITY OF THE COMPANY'S QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF ITS COMMON STOCK. The Company's revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including many of which are outside of the Company's control and any of which may cause its stock price to fluctuate.

The factors that may impact the unpredictability of the Company's quarterly results include the long sales and implementation cycle and the reduced visibility into customers' spending plans and associated revenues. As a result, the Company believes that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors in which case the price of the Company's common stock may fall.

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

The loss of the services of any of its key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of and negatively impact the Company's ability to sell its products.

In addition, the Company believes that its future success is dependent upon establishing successful relationships with a variety of distribution partners. The Company has entered into agreements with several value added resellers, some of whom also sell products that compete with the Company's products. The Company cannot be certain that it will be able to reach agreement with additional resellers on a timely basis or at all, or that they will devote adequate resources to selling the Company's products.

THE COMPANY IS DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS. With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components is limited. The Company currently purchases several key components, including ASICs, from single or limited sources. The Company may not be able to develop an alternate or second source in a timely manner, which could hurt its ability to deliver product to customers. If the Company is unable to buy these components on a timely basis, it will not be able to deliver product to its customers, which would seriously impact present and future sales which would, in turn, adversely affect its business.

THE COMPANY CURRENTLY DEPENDS ON CONTRACT MANUFACTURERS WITH WHOM IT DOES NOT HAVE LONG-TERM SUPPLY CONTRACTS, AND IF THE COMPANY UNEXPECTEDLY HAS TO QUALIFY A NEW CONTRACT MANUFACTURER IT MAY LOSE REVENUE AND DAMAGE ITS CUSTOMER RELATIONSHIPS. The Company depends on third party contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture its products. The Company does not have a long-term supply contract with such manufacturers and if the Company should fail to effectively manage its contract manufacturer relationships or if one or more of them should experiences delays, disruptions or quality control problems in its manufacturing operations, the Company's ability to ship products to its customers could be delayed which could adversely affect the Company's business and financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations. The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders' equity, net of tax. To reduce its risk the Company places its investments with high credit quality issuers and, by policy, limits the amount invested in any one issuer.

FOREIGN CURRENCY RISK

         The Company markets and sells its products throughout the world however to date sales have all been made in US dollars. In addition, the Company's operations are primarily located in the United States. Accordingly, the Company has had no material exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits: None

         (b) Reports on Form 8-K: None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JUNIPER NETWORKS, INC.

                                               /s/ Marcel Gani
                                ------------------------------------------------
                                                   Marcel Gani
                                             Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                             and Accounting Officer)



Dated: May 8, 2001