Form 10-Q
period 2001-06-30
JUNIPER NETWORKS INC
filed 2001-08-06
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 0-26339

JUNIPER NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0422528 (I.R.S. Employer Identification Number)

1194 N. Mathilda Avenue, Sunnyvale, CA (Address of principal executive offices)	94089 (Zip Code)

(408) 745-2000
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No  [   ]

There were 321,659,866 shares of the Company’s Common Stock, par value $.00001, outstanding on July 30, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2001	2000

	(unaudited)	(1)
Assets

Current assets:

Cash and cash equivalents	$512,415	$563,005

Short-term investments	494,953	581,738

Accounts receivable, net	137,121	176,535

Prepaid expenses and other current assets	31,486	27,269

Total current assets	1,175,975	1,348,547

Property and equipment, net	252,215	36,440

Long-term investments	618,760	450,568

Other long-term assets	204,789	267,574

Total assets	$2,251,739	$2,103,129

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$62,947	$72,347

Other accrued liabilities	166,966	109,436

Deferred revenue	29,830	34,625

Total current liabilities	259,743	216,408

Convertible subordinated notes and other long-term liabilities	1,150,000	1,156,719

Common stock and additional paid-in capital	777,531	735,103

Deferred stock compensation	(68,773)	(111,813)

Accumulated other comprehensive income	16,054	10,963

Retained earnings	117,184	95,749

Total stockholders’ equity	841,996	730,002

Total liabilities and stockholders’ equity	$2,251,739	$2,103,129

(1)  The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues	$202,181	$113,028	$534,286	$176,914

Cost of revenues	80,480	40,752	194,221	65,853

Gross profit	121,701	72,276	340,065	111,061

Operating expenses:

Research and development	42,077	18,000	85,068	33,990

Sales and marketing	35,963	17,247	77,285	28,752

General and administrative	9,439	4,171	19,907	7,185

Amortization of goodwill, purchased intangibles and deferred stock compensation (1)	31,117	2,315	67,700	4,706

Restructuring charges	12,340	—	12,340	—

Charitable contribution	—	10,000	—	10,000

Total operating expenses	130,936	51,733	262,300	84,633

Operating income/(loss)	(9,235)	20,543	77,765	26,428

Interest income	25,454	24,634	52,425	35,164

Interest expense	(15,538)	(14,758)	(30,517)	(18,652)

Losses on investments	(32,620)	—	(42,620)	—

Equity in net loss of joint venture	(1,085)	—	(1,085)	—

Income/(loss) before income taxes	(33,024)	30,419	55,968	42,940

Provision for income taxes	4,107	10,802	34,533	15,252

Net income/(loss)	$(37,131)	$19,617	$21,435	$27,688

Net Income (loss) per share:

Basic	$(0.12)	$0.06	$0.07	$0.09

Diluted	$(0.12)	$0.06	$0.06	$0.08

Shares used in computing net income (loss) per share:

Basic	318,196	301,879	316,883	298,712

Diluted	318,196	346,411	343,563	346,102

(1) Deferred stock compensation relates to the following expense category by period:

Cost of revenues	$50	$76	$108	$165

Research and development	18,628	187	42,694	404

Sales and marketing	76	139	166	301

General and administrative	33	56	71	121

Total	$18,787	$458	$43,039	$991

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:

Net income	$21,435	$27,688

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	9,956	4,882

Amortization of goodwill, purchased intangibles, deferred stock compensation and other non-cash transactions	69,607	5,975

Losses on investments	42,620	—

Charitable contribution charge	—	10,000

Changes in operating assets and liabilities:

Accounts receivable	39,414	(36,783)

Other assets	1,804	(9,783)

Accounts payable and other accrued liabilities	48,130	68,565

Deferred revenue	(4,795)	11,602

Net cash provided by operating activities	228,171	82,146

Cash flows from investing activities:

Purchase of property and equipment, net	(225,731)	(20,863)

Purchases of available-for-sale investments	(1,009,318)	(824,517)

Maturities of available-for-sale investments	933,300	312,782

Purchase of minority investments, net	(9,600)	(36,450)

Net cash used in investing activities	(311,349)	(569,048)

Cash flows from financing activities:

Proceeds from issuance of convertible subordinated notes	—	1,123,325

Proceeds from issuance of common stock	32,588	2,659

Net cash provided by financing activities	32,588	1,125,984

Net increase/(decrease) in cash and cash equivalents	(50,590)	639,082

Cash and cash equivalents at beginning of period	563,005	158,043

Cash and cash equivalents at end of period	$512,415	$797,125

Supplemental disclosures of cash flow information

Cash paid for interest	$27,313	$—

Supplemental schedule of noncash investing and financing activities

Common stock issued in connection with the acquisition of goodwill and purchased intangibles	$—	$3,800

See accompanying notes.

JUNIPER NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

     The condensed consolidated financial statements have been prepared by Juniper Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Juniper Networks, Inc. and its wholly-owned subsidiaries (“Juniper Networks” or collectively the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2001 and the operating results and cash flows for the three and six months ended June 30, 2001 and 2000, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K filed March 27, 2001 with the SEC. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

     Juniper Networks considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government securities, certificates of deposit, and corporate securities.

Investments

     The Company’s marketable securities are classified as available-for-sale as of the balance sheet dates and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities will be reported in other income or expensed as incurred. During the quarter ended June 30, 2001, Juniper Networks wrote-down an investment by $2.8 million due to a decline in value determined to be other than temporary.

     Juniper Networks also has certain other minority equity investments in privately held companies. These investments are included in other long-term assets on the balance sheet and are generally carried at cost as Juniper Networks owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of June 30, 2001 and December 31, 2000, $60.7 million and $88.9 million of these investments are included in other long-term assets. As of June 30, 2001, one investment makes up a significant portion of the total. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. Juniper

Networks could lose its entire investment in certain or all of these companies. Juniper Networks monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During the three and six months ended June 30, 2001, Juniper Networks wrote-down these investments by $29.8 million and $39.8 million, respectively. Write-downs recorded in the fiscal year ended December 31, 2000 totaled $4.6 million.

Property and equipment, net

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

	(unaudited)
Computers and equipment	$51,954	$34,511

Purchased software	13,099	9,688

Leasehold improvements	26,361	9,010

Furniture and fixtures	4,085	2,379

Land	185,821	—

Total	281,320	55,588

Less accumulated depreciation	(29,105)	(19,148)

Property and equipment, net	$252,215	$36,440

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

Customer Concentration

     In the quarter ended June 30, 2001, two customers individually accounted for more than 10% of net revenues, compared with three customers individually accounting for more than 10% in the same period a year ago.

Warranty Reserves

     Juniper Networks’ products generally carry a one-year warranty that includes factory repair services as needed for replacement of parts. Warranty obligations are accrued as revenue is recognized based on the Company’s best estimate of costs that will be incurred on delivered product.

Net Income Per Share

     Basic net income per share and diluted net income per share are presented in conformity with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128), for all periods presented. In accordance with FAS 128, basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income per share additionally includes common stock equivalent shares outstanding during the period, if dilutive. Dilutive common stock equivalent shares primarily consist of employee stock options, using the treasury stock method. The 4.75% Convertible Subordinated Notes, which were issued in March 2000, are anti-dilutive in all periods and therefore not included in the calculation below.

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)
Numerator:

Net income (loss)	$(37,131)	$19,617	$21,435	$27,688

Denominator:

Weighted-average shares of common stock outstanding	320,806	314,392	319,970	313,559

Weighted-average shares subject to repurchase	(2,610)	(12,513)	(3,087)	(14,847)

Denominator for basic net income (loss) per share	318,196	301,879	316,883	298,712

Common stock equivalents	—	44,532	26,680	47,390

Denominator for diluted net income (loss) per share	318,196	346,411	343,563	346,102

Net income (loss) per share:

Basic	$(0.12)	$0.06	$0.07	$0.09

Diluted	$(0.12)	$0.06	$0.06	$0.08

     For the three months ended June 30, 2001, 18,559 common stock equivalents were excluded from the determination of diluted net loss per share, as their effect is anti-dilutive.

Note 3. Restructuring Charges

     On June 8, 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions.

     The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses.

     Worldwide Workforce Reduction. The restructuring program resulted in the reduction of approximately 100 employees across all business functions and geographic regions. All impacted employees were terminated in June 2001. In connection with the reduction in workforce, the Company recorded a charge of approximately $3.2 million relating primarily to severance and fringe benefits.

     Consolidation of Excess Facilities and Other Related Charges. The Company recorded a restructuring charge of $6.9 million relating to the consolidation of excess facilities and other related charges. The consolidation of excess facilities includes the closure of certain corporate facilities and sales offices that were deemed in excess and are being exited. The Company recorded a restructuring charge of approximately $4.7 million for excess facilities relating primarily to non-cancelable lease costs. Property and equipment that was disposed or removed from operations resulted in a charge of $1.4 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. The Company also recorded other restructuring costs of approximately $775,000 relating primarily to payments to suppliers and vendors in connection with restructuring activities.

     Impairment of Purchased Intangible Assets. In connection with the restructuring program, the Company reevaluated certain operations and realigned resources in an effort to focus on core opportunities. As a result, the Company recorded a charge of $2.3 million related to the impairment of intangible assets acquired, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows.

     A summary of the restructuring charges is outlined as follows (in thousands):

		Non-cash		Remaining Reserve
	Total Charge	Charges	Cash Payments	as of June 30, 2001

Workforce reduction	$3,171	$(761)	$(1,499)	$911

Lease termination charges and other	5,465	—	—	5,465

Impairment of property and equipment	1,437	(1,437)	—	—

Impairment of intangible assets	2,267	(2,267)	—	—

Total	$12,340	$(4,465)	$(1,499)	$6,376

     Remaining expenditures relating to workforce reductions and payments to suppliers and vendors in connection with restructuring activities will be substantially paid in the third quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed the Company’s estimates.

Note 4. Joint Venture

     During the quarter ended June 30, 2001, Juniper Networks and Ericsson AB, through their subsidiaries, entered into a joint venture agreement to develop and market products for the wireless mobile Internet infrastructure market, and Juniper Networks began recording its share of the joint venture’s loss. The Company’s share of the joint venture’s loss totaled approximately $1.1 million, and is recorded as a single line item in the other income section of the income statement. During July 2001, Juniper Networks funded the joint venture in the amount of $6.0 million in exchange for its 40% ownership interest.

Note 5. Segment Information

     Juniper Networks adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (SFAS 131), in fiscal 1999. SFAS 131 supercedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Juniper Networks operates in one segment, the development and marketing of Internet infrastructure equipment. Juniper Networks markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries. The Company’s management evaluates resource allocation decisions and operational performance based upon revenue by the geographic regions of the segment and does not receive discrete financial information about asset allocation and expense allocation on a disaggregated basis. There are no significant long-lived assets held outside the United States.

     Information regarding geographic areas for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)
Revenues:

United States	$145,772	$87,031	$366,175	$120,301

International	56,409	25,997	177,111	56,613

Total	$202,181	$113,028	$543,286	$176,914

     Revenues are attributed to regions based on the location of the customers

Note 6. Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) concluded the voting process on its business combinations project and unanimously voted in favor of two statements: Statement No. 141, “Business Combinations” (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), collectively referred to as “Statements”. These Statements were finalized and issued on July 20, 2001 and will change the accounting for business combinations and goodwill. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, which will be adopted by the Company effective January 1, 2002. The Company is currently reviewing and assessing the impact of SFAS 141 and 142 on its financial statements.

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

     The following information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 27, 2001 with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Juniper Networks is a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers (“Service Providers”), to meet the demands resulting from the rapid growth of the Internet. The Company’s Internet backbone routers are specifically designed and purpose-built for service provider networks and offer customers increased reliability, performance, scalability, interoperability and flexibility, and reduced complexity and cost compared to current alternatives.

     In September 1998 Juniper Networks began shipping its first product and has subsequently introduced additional products. The Company currently sells its products to major Service Providers in North America primarily through its direct sales force, and internationally primarily through value added resellers.

Results of Operations

Net Revenues

     Net revenues were $202.2 million for the three months ended June 30, 2001, and $113.0 million for the three months ended June 30, 2000, an increase of 79%. This increase in net revenue was primarily due to the increased market acceptance of the Company’s products, the expanded product offerings and the overall growth in the marketplace. In the quarter ended June 30, 2001, two customers individually accounted for more than 10% of net revenues, compared with three customers in the same period a year ago. Net revenues for the six months ended June 30, 2001 were $534.3 million, compared with $176.9 million for the same period of 2000. The increase in net revenue over the six months ended June 30, 2001 as compared to the same period a year ago was primarily due to the expanded product offerings, increased market acceptance of the Company’s products and the overall growth in the marketplace. The decrease in deferred revenue from December 31, 2000 of $4.8 million reflects a shortening of the product acceptance cycle as products have become more mature. The introduction of new products or the timing of sales within a quarter will directly impact the deferred revenue balance in future periods.

Cost of Revenues

     Cost of revenues for the three months ended June 30, 2001 were $80.5 million with in a gross margin of 60.2%, compared with cost of revenues for the three months ended June 30, 2000 of $40.8 million and a gross margin of 63.9%. Cost of revenues for the six months ended June 30, 2001 were $194.2 million, compared with $65.9 million for the same period of

2000. The increase in cost of revenues is primarily related to the increase in net revenues, as well as headcount increases in the Company’s customer service and support organizations and contractual financing charges owed to the contract manufacturers. Gross margins are highly variable and dependent on many factors, some of which are outside the Company’s control, such as the demand for the Company’s products and mix of products sold.

Research And Development Expenses

     Research and development expenses were $42.1 million for the three months ended June 30, 2001, an increase of $24.1 million over the comparable quarter of 2000, and were $85.1 million in the six months ended June 30, 2001, an increase of $51.1 million over the comparable period of 2000. The increase in both periods was due primarily to significant increases in product development expenses, such as prototype expenses and non-recurring engineering costs, as well as significant increases in headcount to support the Company’s product development efforts. Research and development continues to be essential to the Company’s success; accordingly, research and development expense is not expected to change significantly in the near term.

Sales and Marketing Expenses

     Sales and marketing expenses were $36.0 million for the three months ended June 30, 2001, an increase of $18.7 million over the comparable quarter of 2000, and were $77.3 million in the six months ended June 30, 2001, an increase of $48.5 million over the comparable period of 2000. The increase in both periods was due primarily to a significant increase in headcount. As a result of limited visibility into customers’ spending patterns and associated revenues and the recent restructuring, the Company expects that sales and marketing expenses will decrease slightly in the near term.

General and Administrative Expenses

     General and administrative expenses totaled $9.4 million for the three months ended June 30, 2001, an increase of $5.3 million over the comparable quarter of 2000, and were $19.9 million in the six months ended June 30, 2001, an increase of $12.7 million over the comparable period of 2000. The increase in both periods was due primarily to increases in headcount to support increasing levels of business activity. As a result of limited visibility into customers’ spending patterns and associated revenues and the recent restructuring, the Company expects that general and administrative expenses will decrease slightly in the near term.

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

     As part of the acquisition of Micro Magic, Inc., the Company recorded $121.7 million of deferred compensation relating to the unvested stock options and restricted stock assumed in the acquisition. Also, in connection with the grant of certain stock options to employees during 1998 and the three months ended March 31, 1999, the Company recorded deferred compensation of $6.4 million in 1998 and $1.1 million in 1999 representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options or restricted stock using the graded vesting method.

     The Company expensed $31.1 million and $67.7 million of goodwill, purchased intangibles and deferred stock compensation during the three months and six months ended June 30, 2001, respectively, as compared to $2.3 million and $4.7 million in the comparable periods of 2000. The Company is required under generally accepted accounting principles to review its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company has experienced a decline in its stock price and market capitalization during the first half of 2001. In addition, the industry has begun to experience slower growth rates. If such factors continue, the Company is required to perform an impairment review of its goodwill and other intangible assets, which approximate $109.1 million at June 30, 2001. This review could result in a significant charge to earnings in the period any impairment is determined.

Restructuring Charges

     On June 8, 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions.

     The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses. The Company expects pretax savings in operating expenses will approximate $8.0 million for the remainder of 2001. The pre-tax savings will be phased in beginning the third quarter of 2001.

Worldwide Workforce Reduction. The restructuring program resulted in the reduction of approximately 100 employees across all business functions and geographic regions. All impacted employees were terminated in June 2001. In connection with the reduction in workforce, the Company recorded a charge of approximately $3.2 million relating primarily to severance and fringe benefits.

Consolidation of Excess Facilities and Other Related Charges. The Company recorded a restructuring charge of $6.9 million relating to the consolidation of excess facilities and other related charges. The consolidation of excess facilities includes the closure of certain corporate facilities and sales offices that were deemed in excess and are being exited. The Company recorded a restructuring charge of approximately $4.7 million for excess facilities relating primarily to non-cancelable lease costs. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed the Company’s estimates. Property and equipment that was disposed or removed from operations resulted in a charge of $1.4 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. The Company also recorded other restructuring costs of approximately $775,000 relating primarily to payments to suppliers and vendors in connection with restructuring activities.

Impairment of Purchased Intangible Assets. In connection with the restructuring program, the Company reevaluated certain of its businesses and realigned resources in an effort to focus on core opportunities. As a result, the Company recorded a charge of $2.3 million related to the impairment of intangible assets acquired, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows.

Interest Income

     Interest income primarily consists of income on available-for-sale investments. Interest income was $25.5 million in the three months ended June 30, 2001 and $52.4 million in the six months ended June 30, 2001. This compares with interest income of $24.6 in the three months ended June 30, 2000 and $35.2 in the six months ended June 30, 2000. The increase in interest income for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was a direct result of increased cash and investment balances, resulting from the Company’s convertible debt offering in March 2000.

Interest and Other Expense

     Interest and other expense for the three months ended and six months ended June 30, 2001 was $15.5 million and $30.5 million, respectively. Interest expense for the three months ended and six months ended June 30, 2000 was $14.8 and $18.7, respectively. Interest expense in all periods consists entirely of accrued interest and amortization of debt issuance costs, both attributable to the 4.75% Convertible Subordinated Notes (the “Notes”) which were issued in March 2000.

Losses on Investments

     Juniper Networks monitors minority equity investments in privately held companies for impairment and makes appropriate reductions in carrying values when necessary. For the three months and six months ended June 30, 2001, the Company recorded impairment write-downs of its equity investments of $32.6 million and $42.6 million, respectively. No impairment write-downs were made during the six months ended June 30, 2000.

Equity in Net Loss of Joint Venture

     Equity in net loss of joint venture reflects Juniper Networks’ share of the net losses of its joint venture formed in June 2001, which is accounted for under the equity method of accounting. Equity in net loss of joint venture was $1.1 million for both the three and six months ended June 30, 2001.

Provision for Income Taxes

     The Company recorded tax provisions of $4.1 million and $34.5 million for the three and six months ended June 30, 2001, or an effective tax rate of (12.4)% and 61.7%, respectively. These rates differ from the federal statutory rate of 35% primarily due to the inability to benefit certain restructuring charges and write-downs in equity investments. For the same periods in the prior year, the Company recorded tax provisions of $10.8 million and $15.3 million, respectively, or an effective rate of 35.5% for both periods.

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

     At June 30, 2001, the Company had cash and cash equivalents of approximately $512.4 million, short-term investments of $495.0 million and long-term investments of $618.8 million. The Company regularly invests excess funds in money market funds, commercial paper and government and non-government debt securities.

     Net cash provided by operating activities for the six months ended June 30, 2001 and June 30, 2000 was $228.2 million and $82.1 million, respectively. Cash provided by operating activities for the six months ended June 30, 2001 was primarily the result of net income, adjustments for certain non-cash charges, increases in accounts payable and other accrued liabilities and decreases in account receivable. Cash provided by operating activities for the six months ended June 30, 2000 was primarily the result of net income, increases in accounts payable and other accrued liabilities and adjustments for certain non-cash charges, partially offset by increases in accounts receivable and other assets.

     Net cash used in investing activities for the six months ended June 30, 2001 and June 30, 2000 was $311.3 million and $569.0 million, respectively. Cash used in investing activities in the six months ended June 30, 2001 was due primarily to the purchase of available-for-sale investments and the purchase of fixed assets, partially offset by cash received from maturities of available-for-sale investments. The increase in fixed assets includes approximately $186.0 million for the purchase of approximately 80 acres of land in Sunnyvale, California. Cash used in investing activities in the six months ended June 30, 2000 was primarily due to the purchase of available-for-sale investments and minority equity investments, partially offset by maturities of available-for-sale investments.

     Net cash provided by financing activities for the six months ended June 30, 2001 and June 30, 2000 was $32.6 million and $1.1 billion, respectively. Cash provided by financing activities in the six months ended June 30, 2001 was due to proceeds from employee stock option exercises and the employee stock purchase plan. Cash provided by financing activities in the six months ended June 30, 2000 was due primarily to the proceeds from the offering of the Notes of $1.1 billion.

     Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

Factors That May Affect Future Results

The Company faces intense competition that could reduce its market share. Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of other small public or private companies have announced plans for new products to address the same problems which the Company’s products address.

If the Company is unable to compete successfully against existing and future competitors from a product offering standpoint or from potential price competition resulting from excess inventory held by some of such competitors, the Company could be required to reduce prices, resulting in reduced gross margins and loss of market share, either of which could materially and adversely affect its business, operating results and financial condition.

The Company’s success depends on its ability to develop products and product enhancements that will achieve market acceptance. The Company cannot ensure that it will be able to develop new products or product enhancements in a timely manner or at all. Any failure to develop new products or product enhancements could substantially decrease market acceptance and sales of the Company’s present and future products which would significantly harm the business and financial results. Even if the Company is able to develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of the Company’s future products to achieve market acceptance could adversely affect the business and financial results.

The Company’s failure to increase its revenues may prevent the Company from maintaining profitability, on a pro forma basis. The Company has large fixed expenses and there can be no assurances that net revenues will grow or that the Company will maintain profitability, on a pro forma basis.

Limited operating history makes forecasting difficult. As a result of the Company’s limited operating history, it is difficult to accurately forecast revenues and there is limited meaningful historical financial data upon which to base planned operating expenses. In addition, the Company’s operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are, and will continue to be, fixed in the short-term. If the Company does not achieve its expected revenues, its operating results will be below its expectations and those of investors and market analysts, which could cause the price of the common stock to decline.

In addition, timing of deployment of the Company’s products can vary widely and depends on various factors. Customers with large networks usually expand their networks in large increments on a periodic basis. The Company expects to receive significant orders on an irregular basis. Because of the Company’s limited operating history, it cannot predict these sales and development cycles. These long cycles, as well as the Company’s expectation that customers will tend to sporadically place large orders with short lead times, may cause its revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

Further, the Company has experienced and expects in the foreseeable future to continue to experience limited visibility as to customers’ spending plans and capital budgets. This limited visibility complicates the forecasting process further. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and now many of these customers face significant debt loads which may reduce their ability to make future purchases and in some cases to pay for the purchases made to date. This has contributed, and the Company expects that it will continue to contribute, to the uncertainty of the amounts and timing of capital expenditures further limiting visibility and complicating the forecasting process.

If the Company fails to accurately predict its manufacturing requirements, the Company could incur additional costs or experience manufacturing delays. The Company’s contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order because the Company does not have long-term supply contracts with its contract manufacturers. In addition, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. The Company provides to its contract manufacturers a demand forecast for the six months prior to scheduled delivery of products to its customers. If the Company overestimates its requirements, the contract manufacturers may have excess and obsolete inventory, which would increase the Company’s potential liability for such excess and obsolete inventory which could negatively impact the Company’s gross margins. If the Company underestimates its requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of the Company’s products and result in delays in shipments and revenues.

The Company’s customer base has increased substantially, however there is still a limited number of customers which comprise a significant portion of the Company’s revenues and any decrease in revenue from these customers could have an adverse effect. The Company expects that a large portion of its net revenues will continue to depend on sales to a limited number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers which could adversely affect the Company’s net revenues and results of operations.

The Company’s failure to adapt to changing market conditions effectively could seriously harm its business, financial condition and prospects. The Company’s ability to successfully implement its business plan, develop and offer its products and manage expansion under rapidly changing market conditions requires a comprehensive and effective planning and management process. The Company continues to increase the scope of its operations domestically and internationally and has grown headcount substantially over the last year. The growth in business, headcount and relationships with customers and other third parties has placed and will continue to place a significant strain on the Company’s management systems and resources. The Company will need to continue to improve its operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage its work force worldwide.

The unpredictability of the Company’s quarterly results may adversely affect the trading price of its common stock. The Company’s revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including many of which are outside of the Company’s control and any of which may cause its stock price to fluctuate.

The factors that may impact the unpredictability of the Company’s quarterly results include the long sales and implementation cycle and the reduced visibility into customers’ spending plans and associated revenues. As a result, the Company believes that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors in which case the price of the Company’s common stock may fall.

The Company depends on key personnel to manage its business effectively in a rapidly changing market and if it is unable to hire additional personnel, its ability to sell products could be harmed. The Company’s future success depends upon the continued services of its executive officers and other key engineering, sales, marketing and support personnel. None of the officers or key employees is bound by an employment agreement for any specific term.

The loss of the services of any of its key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of and negatively impact the Company’s ability to sell its products.

In addition, the Company believes that its future success is dependent upon establishing successful relationships with a variety of distribution partners. The Company has entered into agreements with several value added resellers, some of whom also sell products that compete with the Company’s products. The Company cannot be certain that it will be able to reach agreement with additional resellers on a timely basis or at all, or that they will devote adequate resources to selling the Company’s products.

The Company is dependent on sole source and limited source suppliers for several key components. With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. The Company currently purchases several key components, including ASICs, from single or limited sources. The Company may not be able to develop an alternate or second source in a timely manner, which could hurt its ability to deliver product to customers. If the Company is unable to buy these components on a timely basis, it will not be able to deliver product to its customers, which would seriously impact present and future sales which would, in turn, adversely affect its business.

The Company currently depends on contract manufacturers with whom it does not have long-term supply contracts, and if the Company unexpectedly has to qualify a new contract manufacturer it may lose revenue and damage its customer relationships. The Company depends on third party contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture its products. The Company does not have a long-term supply contract with such manufacturers and if the Company should fail to effectively manage its contract manufacturer relationships or if one or more of them should experiences delays, disruptions or quality control problems in its manufacturing operations, the Company’s ability to ship products to its customers could be delayed which could adversely affect the Company’s business and financial results.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investments and long-term debt obligations. The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity, net of tax. To reduce its risk the Company places its investments with high credit quality issuers and, by policy, limits the amount invested in any one issuer.

Foreign Currency Risk

     The Company markets and sells its products throughout the world. However, to date, all sales have all been made in US dollars. In addition, the Company’s operations are primarily located in the United States. Accordingly, the Company has had no material exposure to foreign currency rate fluctuations.

PART II   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Juniper Networks, Inc. was held on May 9, 2001 at The Historic Del Monte Building, 100 South Murphy Street, Third Floor, Sunnyvale, California 94086. Of the 319,733,533 shares outstanding as of March 19, 2001, the record date, 178,925,705 shares (56.0%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election to the Company’s board of directors.

	Votes For	Withheld

Pradeep Sindhu	172,908,243	6,017,462

Vinod Khosla	172,908,243	6,017,462

2. The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended December 31, 2001. This proposal received 178,474,397 votes for, 449,647 votes against and 1,661 shares abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  List of Exhibits : None

        (b)  Reports on Form 8-K : None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNIPER NETWORKS, INC.

/s/ Marcel Gani

Marcel Gani
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 6, 2001