Form 10-Q
period 2001-09-30
JUNIPER NETWORKS INC
filed 2001-11-01
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 0-26339

JUNIPER NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1194 N. Mathilda Avenue, Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)

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

Yes  [X]        No [   ]

There were 323,200,961 shares of the Company’s Common Stock, par value $.00001, outstanding on October 30, 2001.

PART I	FINANCIAL INFORMATION
		Page No

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Factors That May Affect Future Results	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2001	2000

Assets	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$666,472	$563,005
Short-term investments	411,450	581,738
Accounts receivable, net	111,905	176,535
Prepaid expenses and other current assets	25,776	27,269

Total current assets	1,215,603	1,348,547
Property and equipment, net	252,715	36,440
Long-term investments	610,760	450,568
Other long-term assets	187,698	267,574

Total assets	$2,266,776	$2,103,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,484	$72,347
Income tax payable	45,779	12,725
Other accrued liabilities	158,802	96,711
Deferred revenue	32,064	34,625

Total current liabilities	293,129	216,408
Convertible subordinated notes and other long-term liabilities	1,150,000	1,156,719
Common stock and additional paid-in capital	772,827	735,103
Deferred stock compensation	(52,904)	(111,813)
Accumulated other comprehensive income	16,266	10,963
Retained earnings	87,458	95,749

Total stockholders’ equity	823,647	730,002

Total liabilities and stockholders’ equity	$2,266,776	$2,103,129

(1)	The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues	$201,703	$201,201	$735,989	$378,115
Cost of revenues	119,767	70,291	313,988	136,144

Gross profit	81,936	130,910	422,001	241,971
Operating expenses:
Research and development	37,897	23,600	122,965	57,590
Sales and marketing	33,591	23,385	110,876	52,137
General and administrative	9,185	5,446	29,092	12,631
Amortization of goodwill, purchased intangibles and deferred stock compensation(1)	27,966	2,272	95,666	6,977
Restructuring costs	—	—	12,340	—
Charitable contribution	—	—	—	10,000

Total operating expenses	108,639	54,703	370,939	139,335

Operating income/(loss)	(26,703)	76,207	51,062	102,636
Interest income	23,278	26,253	75,703	61,418
Interest expense	(15,090)	(14,608)	(45,607)	(33,262)
Loss on investments	(11,000)	—	(53,620)	—
Equity in net loss of joint venture	(1,476)	—	(2,561)	—

Income/(loss) before income taxes	(30,991)	87,852	24,977	130,792
Provision (benefit) for income taxes	(1,265)	29,781	33,268	45,033

Net income/(loss)	$(29,726)	$58,071	$(8,291)	$85,759

Net income/(loss) per share:
Basic	$(0.09)	$0.19	$(0.03)	$0.28

Diluted	$(0.09)	$0.17	$(0.03)	$0.25

Shares used in computing net income/(loss) per share:
Basic	320,178	307,679	317,981	301,701

Diluted	320,178	349,721	317,981	347,309

(1) Deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$43	$79	$148	$268
Research and development	15,730	147	58,424	498
Sales and marketing	67	134	231	456
General and administrative	30	55	105	185

Total	$15,870	$415	$58,908	$1,407

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities:
Net income/(loss)	$(8,291)	$85,759
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	16,769	7,041
Amortization of goodwill, purchased intangibles, deferred stock compensation and other non-cash transactions	98,524	9,199
Loss on investments	53,620	—
Charitable contribution charge	—	10,000
Changes in operating assets and liabilities:
Accounts receivable	64,630	(92,369)
Other assets	6,157	(14,767)
Accounts payable and other accrued liabilities	79,282	120,143
Deferred revenue	(2,561)	15,500

Net cash provided by operating activities	308,130	140,506
Cash flows from investing activities:
Purchase of property and equipment	(233,044)	(27,664)
Purchases of available-for-sale investments	(1,370,988)	(1,206,354)
Maturities of available-for-sale investments	1,376,845	418,573
Purchase of equity investments	(15,200)	(48,045)

Net cash used in investing activities	(242,387)	(863,490)
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes	—	1,123,325
Proceeds from issuance of common stock	37,724	12,817

Net cash provided by financing activities	37,724	1,136,142

Net increase in cash and cash equivalents	103,467	413,158
Cash and cash equivalents at beginning of period	563,005	158,043

Cash and cash equivalents at end of period	$666,472	$571,201

Supplemental disclosures of cash flow information
Cash paid for interest	$54,625	$28,375

Supplemental schedule of noncash investing and financing activities
Common stock issued in connection with the acquisition of goodwill and purchased intangibles	$—	$3,800

See accompanying notes.

JUNIPER NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

     The condensed consolidated financial statements have been prepared by Juniper Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Juniper Networks, Inc. and its wholly-owned subsidiaries (“Juniper Networks” or collectively the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2001 and the operating results and cash flows for the three and nine months ended September 30, 2001 and 2000, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K filed March 27, 2001 with the SEC. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

     Juniper Networks considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government securities, certificates of deposit, and corporate securities.

Investments

     The Company’s marketable securities are classified as available-for-sale as of the balance sheet dates and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities will be reported in other income or expensed as incurred. During the nine months ended September 30, 2001, Juniper Networks wrote-down an available for sale investment by $2.8 million as a result of a decline in value determined to be other than temporary. No write-downs were made during the three months ended September 30, 2001.

     Juniper Networks also has certain other minority equity investments in privately held companies. These investments are included in other long-term assets on the balance sheet and are generally carried at cost as Juniper Networks owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of September 30, 2001 and December 31, 2000, $55.3 million and $88.9 million of these investments are included in other long-term assets. As of September 30, 2001, one investment makes up a significant portion of the total. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. Juniper Networks could lose its entire investment in certain or all of these companies. Juniper Networks monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Juniper Networks considers financial, operational and economic data when assessing possible impairment issues. During the three and nine months ended September 30, 2001, Juniper Networks wrote-down these investments by $11.0 million and $50.8 million, respectively. Write-downs recorded in the fiscal year ended December 31, 2000 totaled $4.6 million.

Property and equipment, net

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

	(unaudited)
Computers and equipment	$54,454	$34,511
Purchased software	13,528	9,688
Leasehold improvements	27,737	9,010
Furniture and fixtures	4,200	2,379
Land	188,714	—

Total	288,633	55,588
Less accumulated depreciation	(35,918)	(19,148)

Property and equipment, net	$252,715	$36,440

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

Customer Concentration

     In the quarter ended September 30, 2001, three customers individually accounted for more than 10% of net revenues, compared with four customers individually accounting for more than 10% in the same period a year ago. During the nine months ended September 30, 2001, three customers individually accounted for more than 10% of net revenues, compared with two customers individually accounting for more than 10% in the same period a year ago.

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

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)
Numerator:
Net income (loss)	$(29,726)	$58,071	$(8,291)	$85,759

Denominator:
Weighted-average shares of common stock outstanding	322,043	316,131	320,661	314,417
Weighted-average shares subject to repurchase	(1,865)	(8,452)	(2,680)	(12,716)

Denominator for basic net income (loss) per share	320,178	307,679	317,981	301,701
Common stock equivalents	—	42,042	—	45,608

Denominator for diluted net income (loss) per share	320,178	349,721	317,981	347,309

Net income (loss) per share:
Basic	$(0.09)	$0.19	$(0.03)	$0.28

Diluted	$(0.09)	$0.17	$(0.03)	$0.25

     For the three months and nine months ended September 30, 2001, 16,928 and 23,430 common stock equivalents, respectively, were excluded from the determination of diluted net loss per share, as their effect is anti-dilutive.

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

     A summary of the restructuring charges is outlined as follows (in thousands):

				Remaining Reserve
		Non-cash		as of September 30,
	Total Charge	Charges	Cash Payments	2001

Workforce reduction	$3,171	$(761)	$(2,302)	$108
Lease termination charges and other	5,465	—	(544)	4,921
Impairment of property and equipment	1,437	(1,437)	—	—
Impairment of intangible assets	2,267	(2,267)	—	—

Total	$12,340	$(4,465)	$(2,846)	$5,029

     Remaining expenditures relating to workforce reductions and payments to suppliers and vendors in connection with restructuring activities are expected to be paid in the fourth quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed the Company’s estimates.

Note 4. Accrued Contract Manufacturing Charge

     During the quarter ended September 30, 2001, Juniper Networks recorded a contract manufacturing charge of $39.9 million to cost of goods sold which is included in accrued liabilities. The charge is the result of commitments of Juniper Networks with its contract manufacturers combined with a sudden and significant decrease in forecasted revenue. The charge accrues for the pre-tax loss that Juniper Networks expects to realize resulting from the commitments to the contract manufacturers. The resulting payments to the contact manufacturers are expected to be made within the next six months.

Note 5. Joint Venture

     During the quarter ended June 30, 2001, Juniper Networks and Ericsson AB, through their subsidiaries, entered into a joint venture agreement to develop and market products for the wireless mobile Internet infrastructure market, and Juniper Networks began recording its share of the joint venture’s loss. Through September 30, 2001, the Company’s share of the joint venture’s loss totals approximately $2.6 million, and is recorded as a single line item in the other income section of the income statement.

Note 6. Stock Option Exchange Program

     On September 24, 2001, the Company announced a voluntary stock option exchange program, or Offer, for its employees. Under the program, Company employees have the opportunity to cancel certain outstanding stock options previously granted to them that have an exercise price at or above $10.00 in exchange for an equal number of new options to be granted at a future date. The Offer will remain outstanding until 10:00 p.m., Pacific Daylight Time, on November 26, 2001, or such later date if the offer is extended (the “Expiration Date”). The exercise price of these new options will be equal to the fair market value of the Company’s common stock on the date of grant, which is expected to be no earlier than May 28, 2002 or a later date if the Offer is extended. Participants electing to exchange any options must also exchange any other options granted to him or her during the six months before or after the Expiration Date. In addition, certain options granted to employees in April and July 2001 must be surrendered by any employee who elects to participate in the Offer and will not be exchanged. The exchange program has been designed to comply with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and is not expected to result in any additional compensation charges or variable plan accounting.

Note 7. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations” (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), (collectively referred to as “Statements”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules in accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of $46.9 million for the year ended December 31, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangibles assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, however, the Company has noted no instances of impairment to date.

     In October 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Juniper Networks is currently evaluating the potential impact, if any, the adoption of FAS 144 will have its financial position and results of operation.

Note 8. Subsequent Events

     In October 2001, Juniper Networks announced that its board of directors approved a stock repurchase program of up to $200 million. The program allows for stock repurchases to be made from time to time, over the next two years, at the Company’s discretion in open market transactions.

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

     In September 1998, Juniper Networks began shipping its first product and subsequently introduced additional products. The Company currently sells its products to major Service Providers primarily through its direct sales force in North America, and primarily through value added resellers internationally.

Results of Operations

Net Revenues

     Net revenues were $201.7 million for the three months ended September 30, 2001, and $201.2 million for the three months ended September 30, 2000. In the quarter ended September 30, 2001, three customers individually accounted for more than 10% of net revenues, compared with four customers in the same period a year ago. Net revenues for the nine months ended September 30, 2001 were $736.0 million, compared with $378.1 million for the same period of 2000. The increase in net revenue over the nine months ended September 30, 2001 as compared to the same period a year ago was primarily due to the expanded product offerings, increased market penetration of the Company’s products and the overall growth in the marketplace. The decrease in deferred revenue from December 31, 2000 to September 30, 2001 of $2.6 million reflects a shortening of the product acceptance cycle as products have become more mature. The introduction of new products or the timing of sales within a quarter will directly impact the deferred revenue balance in future periods.

Cost of Revenues

     Cost of revenues for the three months ended September 30, 2001 were $119.8 million with a gross margin of 40.6%, compared with cost of revenues for the three months ended September 30, 2000 of $70.3 million and a gross margin of 65.1%. The primary reason for the increase in cost of revenues and the decrease in gross margin over the three months ended September 30, 2001 as compared to the same period a year ago is the contract manufacturing charge of $39.9 million. The contract manufacturing charge is the result of commitments of Juniper Networks with its contract manufacturers combined with a sudden and significant decrease in forecasted revenue. The charge accrues for the pre-tax loss that Juniper Networks expects to realize resulting from the commitments to the contract manufacturers. In addition to the contract manufacturing charge, head count increases in the Company’s customer service and support organizations and contractual financing charges owed to the contract manufacturers also contributed to the increase in cost of revenues and decrease in gross margin over the three months ended September 30, 2001 as compared to the same period a year ago. Cost of revenues for the nine months ended September 30, 2001 were $314.0 million, compared with $136.1 million for the same period of 2000. The increase in cost of revenues is primarily related to the increase in net revenues, as well as headcount increases in the Company’s customer service and support organizations and contract manufacturing charges. Gross margins are highly variable and dependent on many factors, some of which are outside the Company’s control, such as the demand for the Company’s products and mix of products sold.

Research And Development Expenses

     Research and development expenses were $37.9 million for the three months ended September 30, 2001, an increase of $14.3 million over the comparable quarter of 2000, and were $123.0 million for the nine months ended September 30, 2001, an increase of $65.4 million over the comparable period of 2000. The increase in both periods was due primarily to significant increases in product development expenses, such as prototype expenses as well as significant increases in headcount to support the Company’s product development efforts. Research and development continues to be essential to the Company’s success; accordingly, research and development expense is not expected to change significantly in the near term.

Sales and Marketing Expenses

     Sales and marketing expenses were $33.6 million for the three months ended September 30, 2001, an increase of $10.2 million over the comparable quarter of 2000, and were $110.9 million for the nine months ended September 30, 2001, an increase of $58.7 million over the comparable period of 2000. The increase in both periods was due primarily to a significant increase in headcount and costs associated with promotional and other marketing expenses. The Company does not expect that sales and marketing headcount and expenses will change significantly in the near term.

General and Administrative Expenses

     General and administrative expenses totaled $9.2 million for the three months ended September 30, 2001, an increase of $3.7 million over the comparable quarter of 2000, and were $29.1 million for the nine months ended September 30, 2001, an increase of $16.5 million over the comparable period of 2000. The increase in both periods was due primarily to increases in headcount to support increasing levels of business activity and increases in the allowance for bad debts reserve. The Company expects that general and administrative expenses will decrease slightly in the near term, primarily as a result of its restructuring program.

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

     The Company expensed $28.0 million and $95.7 million of goodwill, purchased intangibles and deferred stock compensation during the three months and nine months ended September 30, 2001, respectively, as compared to $2.3 million and $7.0 million in the comparable periods of 2000. The Company is required under generally accepted accounting principles to review its intangible assets, which approximate $97.0 million at September 30, 2001, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. This review could result in a significant charge to earnings in the period any impairment is determined.

Restructuring Charges

     On June 8, 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions.The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses.

Interest Income

     Interest income primarily consists of income on available-for-sale investments. Interest income was $23.3 million in the three months ended September 30, 2001 and $75.7 million in the nine months ended September 30, 2001. This compares with interest income of $26.3 in the three months ended September 30, 2000 and $61.4 in the nine months ended September 30, 2000. The increase in interest income for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was a direct result of increased cash and investment balances, resulting from the Company’s convertible debt offering in March 2000.

Interest Expense

     Interest expense for the three months ended and nine months ended September 30, 2001 was $15.1 million and $45.6 million, respectively. Interest expense for the three months ended and nine months ended September 30, 2000 was $14.6 million and $33.3 million, respectively. Interest expense in all periods consists entirely of accrued interest and amortization of debt issuance costs, both attributable to the 4.75% Convertible Subordinated Notes (the “Notes”) which were issued in March 2000.

Loss on Investments

     Juniper Networks monitors its minority equity investments for impairment and makes appropriate reductions in carrying values when necessary. For the three months and nine months ended September 30, 2001, the Company recorded impairment write-downs of its equity investments of $11.0 million and $53.6 million, respectively. No impairment write-downs were made during the nine months ended September 30, 2000.

Equity in Net Loss of Joint Venture

     Equity in net loss of joint venture reflects Juniper Networks’ share of the net losses of its joint venture formed in June 2001, which is accounted for under the equity method of accounting. Equity in net loss of joint venture was $1.5 million and $2.6 million for the three and nine months ended September 30, 2001, respectively.

Provision for Income Taxes

     The Company recorded tax provisions / (benefits) of $(1.3) million and $33.3 million for the three and nine months ended September 30, 2001 or an effective tax rate of 4.1% and 133.2%, respectively. These rates differ from the federal statutory rate of 35% primarily due to the inability to benefit certain restructuring charges and write-downs in equity investments. For the same periods in the prior year, the Company recorded tax provisions of $29.8 million and $45 million, respectively, or effective rates of 33.9% and 34.4% for each period.

Liquidity and Capital Resources

     In June 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $65.2 million. In October 1999, the Company completed a secondary public offering of its common stock and realized net proceeds from the offering of approximately $324.3 million. In March 2000, the Company completed an offering of the Notes and realized net proceeds from that offering of approximately $1.1 billion. In accordance with the terms of the Notes, the Company made interest payments of $27.3 million in March and September of 2001 and is required to make a similar interest payment each March and September through March 15, 2007.

     At September 30, 2001, the Company had cash and cash equivalents of approximately $666.5 million, short-term investments of $411.5 million and long-term investments of $610.8 million. The Company regularly invests excess funds in money market funds, commercial paper and government and non-government debt securities.

     Net cash provided by operating activities for the nine months ended September 30, 2001 and September 30, 2000 was $308.1 million and $140.5 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2001 was primarily the result of adjustments for certain non-cash charges, increases in accounts payable and other accrued liabilities and decreases in accounts receivable. Cash provided by operating activities for the nine months ended September 30, 2000 was primarily the result of net income, increases in accounts payable and other accrued liabilities and adjustments for certain non-cash charges, partially offset by increases in accounts receivable and other assets.

     Net cash used in investing activities for the nine months ended September 30, 2001 and September 30, 2000 was $242.4 million and $863.5 million, respectively. Cash used in investing activities in the nine months ended September 30, 2001 was due primarily to the purchase of available-for-sale investments and the purchase of fixed assets, partially offset by cash received from maturities of available-for-sale investments. The increase in fixed assets includes the purchase of approximately 80 acres of land in Sunnyvale, California. Cash used in investing activities in the nine months ended September 30, 2000 was primarily due to the purchase of available-for-sale investments and minority equity investments, partially offset by maturities of available-for-sale investments.

     Net cash provided by financing activities for the nine months ended September 30, 2001 and September 30, 2000 was $37.7 million and $1.1 billion, respectively. Cash provided by financing activities in the nine months ended September 30, 2001 was due to proceeds from employee stock option exercises and the employee stock purchase plan. Cash provided by financing activities in the nine months ended September 30, 2000 was due primarily to the proceeds from the offering of the Notes of $1.1 billion.

     In October 2001, Juniper Networks announced that its board of directors approved a stock repurchase program of up to $200 million. The program allows for stock repurchases to be made from time to time, over the next two years, at the Company’s discretion in open market transactions.

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

Further, the Company has experienced and expects in the foreseeable future to continue to experience limited visibility as to customers’ spending plans and capital budgets. This limited visibility complicates the forecasting process further. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and now many of these customers face significant debt loads, which may reduce their ability to make future purchases and in some cases to pay for the purchases made to date. This has contributed, and the Company expects that it will continue to contribute, to the uncertainty of the amounts and timing of capital expenditures further limiting visibility and complicating the forecasting process.

The Company’s failure to increase its revenues may prevent the Company from being profitable in future periods. The Company has large fixed expenses and there can be no assurances that net revenues will grow or that the Company will be profitable in future periods.

If the Company fails to accurately predict its manufacturing requirements, the Company could incur additional costs or experience manufacturing delays. The Company’s contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order because the Company does not have long-term supply contracts with its contract manufacturers. In addition, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. The Company provides to its contract manufacturers a demand forecast. If the Company overestimates its requirements, the contract manufacturers may assess charges that could negatively impact the Company’s gross margins (as was the case in the quarter ended September 30, 2001). If the Company underestimates its requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of the Company’s products and result in delays in shipments and revenues.

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

Foreign Currency Risk

     The Company markets and sells its products throughout the world. However, to date, all sales have all been made in US dollars and the Company’s operations are primarily located in the United States. Accordingly, the Company has had no material exposure to foreign currency rate fluctuations.

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

Dated: November 1, 2001