Form 10-K
period 2001-12-31
JUNIPER NETWORKS INC
filed 2002-04-01
CIK 1043604

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________ to _________

        Commission File Number      0-26339


                             JUNIPER NETWORKS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               77-0422528
                --------                               ----------
      (State or Other Jurisdiction of                (IRS Employer
       Incorporation or Organization               Identification No.)

1194 North Mathilda Avenue, Sunnyvale, California        94089
-------------------------------------------------        -----
    (Address of Principal Executive Offices)           (Zip Code)

                                 (408) 745-2000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant To Section 12(b) of the Act:

                                                   Name of Each Exchange
           Title of Each Class                     on Which Registered
           -------------------                     --------------------
                  None                                    None

          Securities Registered Pursuant to Section 12 (g) of the Act:

                         Common Stock, $.00001 Par Value
                         -------------------------------
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 15, 2002, there were 331,132,540 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 15, 2002) was approximately $3,065,328,672.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

================================================================================

                             JUNIPER NETWORKS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                  PART I

Item 1   Business......................................................................................  3
Item 2   Properties.................................................................................... 17
Item 3   Legal Proceedings............................................................................. 18
Item 4   Submission of Matters to a Vote of Security Holders........................................... 18
         Executive Officers of the Registrant.......................................................... 18

                                                  PART II

Item 5   Market for Registrant's Common Stock and Related Stockholder Matters.......................... 19
Item 6.  Selected Financial Data....................................................................... 20
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations......... 20
Item 7A  Quantitative and Qualitative Disclosures about Market Risk.................................... 20
Item 8   Financial Statements and Supplementary Data................................................... 20
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......... 20

                                                  PART III

Item 10  Directors and Executive Officers of the Registrant............................................ 21
Item 11  Executive Compensation........................................................................ 22
Item 12  Security Ownership of Certain Beneficial Owners and Management................................ 22
Item 13  Certain Relationships and Related Transactions................................................ 22

                                                  PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................... 22
         Signatures.................................................................................... 24

                                     PART I

ITEM 1 BUSINESS

OVERVIEW

    We are a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers to meet the demands resulting from the rapid growth of the Internet. Our Internet routers are designed and purpose-built for service provider networks and offer our customers trusted performance, reliability, scalability, interoperability and flexibility as well as reduced complexity and cost compared to legacy alternatives. Unlike conventional routers, originally developed for enterprise applications and increasingly inadequate for use in the New Public Network, our products are specifically designed to accommodate the size and scope of the Internet. Our products combine high performance ASIC-based packet forwarding technology, the features of our JUNOS Internet software and an Internet-optimized architecture into a purpose-built solution for the service provider market.

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

    WORK VERY CLOSELY WITH KEY CUSTOMERS. In developing our products, including our JUNOS Internet software, we worked very closely with customers to design and build a product specifically to meet their complex needs. Since JUNOS has been available and used by our customers for over three years, we understand clearly the challenges facing these carriers, enabling us to subsequently design additional features and capabilities into both our software and hardware. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployment to date. We plan to continue to work very closely with our key customers to implement enhancements to current products as well as to design future products that specifically meet their evolving needs. We are also actively involved with these customers in developing key standards, such as MPLS, and are an active participant in standards organizations such as the Internet Engineering Task Force and the Optical Internetworking Forum.

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

TECHNOLOGY

    Our core technology consists of our Internet backbone router architecture, JUNOS Internet software and ASIC hardware expertise. Our general-purpose architecture was initially embodied in the M40, but also is designed to serve as the platform for our future generations of products. To date, we have developed, manufactured and shipped five products based on our M-Series Internet routers -- the M5, M10, M20, M40 and M160.

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

JUNOS INTERNET SOFTWARE; TRAFFIC ENGINEERING AND CONTROL

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

    WorldCom, Ericsson, and Qwest accounted for approximately 14%, 13% and 11%, respectively, of our recognized revenues for the year ended December 31, 2001.

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

    ORIGINAL EQUIPMENT MANUFACTURER PARTNER. We have established a strategic distribution relationship with Ericsson. We believe that Ericsson has significant customer relationships in place and offers products which complement ours. Our agreement with Ericsson allows it to distribute our products on a worldwide, non-exclusive basis with discounts based upon the volume of orders it receives. Ericsson provides the first level of support to its customers.

    INTERNATIONAL RESELLERS. We have established, in addition to Ericsson, strategic value added reseller relationships with Nortel and Alcatel to sell and service our products on a worldwide non-exclusive basis. To further our international sales objectives, we also have established a number of country specific value added resellers. These resellers have expertise in deploying complex Internet infrastructure equipment in their respective markets and provide the first level of support required by our international customers.

    As of December 31, 2001, we employed 360 people in our sales and marketing organizations.

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

    Based on the severity of the problem and the impact to our customers' network, there are strict escalation guidelines to ensure that the appropriate technical resources and management attention is brought to bear on the problem in a timeframe commensurate with problem priority. The overall goal is to fix the problem, at the appropriate level, in the right timeframe in order to ensure our customers' satisfaction.

    As of December 31, 2001, we employed 143 people in our customer service and support organization, with the majority located in our Sunnyvale, California corporate headquarters.

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

    As of December 31, 2001, we employed 474 people in our research and development organization.

    Our research and development expenses totaled $155.5 million for the year ended December 31, 2001, $87.8 million for the year ended December 31, 2000 and $41.5 million for the year ended December 31, 1999.

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

EMPLOYEES

    As of December 31, 2001, we had 1,227 full-time employees, 474 of whom were engaged in research and development, 360 in sales and marketing, 143 in customer support and 250 in finance, administration, IT and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

                                  RISK FACTORS

WE FACE INTENSE COMPETITION THAT COULD REDUCE OUR MARKET SHARE OR SLOW THE RATE OF INCREASE IN MARKET SHARE.

    Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of other small public and private companies have announced plans for new products to address the same problems which our products address. If we are unable to compete successfully against existing and future competitors from a product offering standpoint or from potential price competition, including arising from excess inventory of products held by our competitors or by third parties, we could be required to reduce prices, resulting in reduced gross margins and loss of market share, each of which could materially and adversely affect our business, operating results and financial condition.

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

A DECREASE IN OUR REVENUES OR A FAILURE TO INCREASE OUR REVENUES WOULD AFFECT OUR PROFITABILITY.

    Although our net revenues have grown from $102.6 million for the year ended December 31, 1999 to $887.0 million for the year ended December 31, 2001, the economic slowdown in general and in the telecommunications industry specifically, makes increasing our revenues difficult and uncertain and a greater likelihood of decreasing revenues. We have large fixed expenses and expect to continue to incur significant and increasing engineering and product development expenses and as net revenues could either decrease or fail to increase there can be no assurances that we will maintain profitability.

THE FINANCIAL CONDITION OF SOME OF OUR CUSTOMERS LIMITS OUR VISIBILITY MAKING FORECASTING DIFFICULT.

    We have experienced and expect, in the foreseeable future, to continue to experience limited visibility as to our customers' spending plans and capital budgets. This limited visibility complicates the forecasting process. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and now many of these same customers face significant debt loads, which reduce their ability to make future purchases and in some cases to pay for the purchases made to date. This has contributed, and we expect it to continue to contribute, to the uncertainty of the amounts and timing of capital expenditures further limiting visibility and complicating the forecasting process. In some cases, these customers have filed for bankruptcy as a result of their debt burdens. Although the expectation of these customers is that they will emerge from the bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process further limiting the visibility and complicating the forecasting process as to these customers.

ECONOMIC CONDITIONS COMBINED WITH OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT.

    The current economic conditions generally, and in the telecommunication industry specifically, combined with our own limited operating history makes it difficult to accurately forecast revenues and there is limited meaningful historical financial data upon which to base planned operating expenses. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. If we do not achieve our expected revenues, our operating results will be below our expectations and those of investors and market analysts, which could cause the price of our common stock to decline.

    In addition, timing of deployment of our products can vary widely and depends on various factors. Customers with large networks, particularly PTTs, usually expand their networks slowly on a periodic basis. We cannot predict these sales and development cycles. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

    We provide forecasts of our demand to our contract manufacturers prior to scheduled delivery of products to our customers. If we overestimate our requirements, the contract manufacturer may assess carrying charges on the excess material and those charges could negatively impact our gross margins. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We also may experience shortages of certain components from time to time, which also could delay the manufacturing of our products.

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

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY WE COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS.

    Our ability to successfully implement our business plan, develop and offer our products and manage expansion under rapidly changing market conditions requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown headcount substantially. The growth in business, headcount and relationships with customers and other third parties has placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide.

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

WE ARE DEPENDENT ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS.

    Electronic component shortages are always possible and the predictability of the availability of such components is limited. We currently purchase several key components, including ASICs, from a single source. We may not be able to develop an alternate or second source in a timely manner, which could hurt our ability to deliver product to customers. If we are unable to buy these components on a timely basis, we may not be able to deliver product to our customers, which would seriously impact present and future sales which would, in turn, adversely affect our business.

WE CURRENTLY DEPEND ON CONTRACT MANUFACTURERS WITH WHOM WE DO NOT HAVE LONG-TERM SUPPLY CONTRACTS, AND IF WE UNEXPECTEDLY HAVE TO QUALIFY A NEW CONTRACT MANUFACTURER WE MAY LOSE REVENUE AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

    We depend on third party contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products. We do not have a long-term supply contract with these manufacturers and if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experiences delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers could be delayed which could adversely affect our business and financial results.

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

    The factors that may impact the unpredictability of our quarterly results include the long sales and implementation cycle and the reduced visibility into customers' spending plans and associated revenues. As a result, we believe that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors in which case the price of our common stock may fall. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

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

    Our international revenues were $279.4 million for the year ended December 31, 2001 and are denominated in U.S. dollars. Consequently, we do not currently engage in currency hedging activities. However, a portion of our international revenues may be denominated in foreign currencies in the future.

RISKS RELATED TO THE 4.75% SUBORDINATED CONVERTIBLE NOTES DUE MARCH 15, 2007

    In March 2000 we completed an offering (the "Debt Offering") of 1.1 billion in 4.75% Subordinated Convertible Notes Due March 15, 2007 (the "Convertible Notes"). In connection with the Convertible Notes, we are subject to certain risks in addition to those described above. Those additional risks include the following.

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

ITEM 2 PROPERTIES

    We lease approximately 144,000 and 122,000 square feet in two buildings located in Sunnyvale, California. We have entered into a lease for a third building of approximately 122,000 square feet also in Sunnyvale, California. The lease on the office space for 144,000 square feet commenced on July 1, 2000 and it will expire on June 30, 2012, with certain options for extension and expansion and the lease for the 122,000 square feet commenced February 1, 2001 and expires February 14, 2013. In addition, in January 2001 we acquired approximately 80 acres of land in Sunnyvale, California for the location of a future corporate campus. In addition to smaller sales offices, we have regional offices in the following locations:

        NORTH AMERICA               EMEA                                APAC
        -------------               ----                                ----
        Sunnyvale, California       Leatherhead, England                Hong Kong
        Denver, Colorado            Amsterdam, The Netherlands          Tokyo, Japan
        Herndon, Virginia           Dublin, Ireland                     Beijing, China
        Waltham, Massachusetts      Paris, France                       Sydney, Australia


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

ITEM 3 LEGAL PROCEEDINGS

    In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, Fleetboston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, the Company and certain of the Company's officers. This action was brought on behalf of purchasers of the Company's common stock in the Company's initial public offering in June 1999 and its secondary offering in September 1999. Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company's initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Company's underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. The Company believes the claim is without merit and intends to defend the action vigorously.

    Beginning on February 13, 2002, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company's publicly traded securities between April 12, 2001 and June 7, 2001. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

    Our common stock has been quoted on the Nasdaq National Market under the symbol "JNPR" since June 25, 1999. Prior to that time, there was no public market for the common stock. All stock information has been adjusted to reflect the three-for-one split, effected in the form of a stock dividend to each stockholder of record as of December 31, 1999 and a two-for-one split, effected in the form of a stock dividend to each stockholder of record as of May 15, 2000. Juniper Networks has never paid cash dividends on its common stock and has no present plans to do so. There were approximately 1,519 stockholders of record at March 15, 2002. The following table sets forth the high and low closing bid prices as reported on Nasdaq:

                                       Q1        Q2       Q3        Q4
                                     -------  -------   -------  -------
            2000
            High................     $153.50  $147.94   $230.50  $243.00
            Low.................     $ 51.29  $ 74.00   $127.00  $ 93.94
            2001
            High................     $136.62   $65.58    $31.76   $27.01
            Low.................     $ 37.96   $28.30    $ 9.70   $ 9.29

    On December 14, 2001, the Company issued an aggregate of 4,616,216 shares of common stock to the stockholders of Pacific Broadband Communications Inc. ("PBC") in connection with the merger of PBC with and into the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6 SELECTED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                   2001            2000           1999            1998            1997
                                                ---------       ---------      ---------       ---------       ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues .............................      $ 887,022       $ 673,501      $ 102,606       $   3,807       $      --
Operating income (loss) ..................         40,863         194,089        (14,620)        (32,270)        (11,598)
Net income (loss) ........................      $ (13,417)      $ 147,916      $  (9,034)      $ (30,971)      $ (10,363)
                                                =========       =========      =========       =========       =========

Net income (loss) per share:

Basic ....................................      $   (0.04)      $    0.49      $   (0.05)      $   (0.40)      $   (0.20)
                                                =========       =========      =========       =========       =========
Diluted ..................................      $   (0.04)      $    0.43      $   (0.05)      $   (0.40)      $   (0.20)
                                                =========       =========      =========       =========       =========

Shares used in computing net income (loss) per share (1):

Basic ....................................        319,378         304,381        189,322          77,742          51,546
                                                =========       =========      =========       =========       =========
Diluted ..................................        319,378         347,858        189,322          77,742          51,546
                                                =========       =========      =========       =========       =========


                                                                           AS OF DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                  2001            2000            1999            1998            1997
                                               ----------      ----------      ----------      ----------      ----------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments ...........................      $  989,642      $1,144,743      $  345,958      $   20,098      $   46,227
Working capital .........................         883,829       1,132,139         322,170          14,432          44,691
Total assets ............................       2,389,588       2,103,129         513,378          36,671          50,210
Total long-term liabilities .............       1,150,000       1,156,719            --             5,204           2,083
Total stockholders' equity ..............         997,369         730,002         457,715          17,065          46,048

----------

(1) See Note 12 of Notes to Consolidated Financial Statements in Exhibit 13.1 hereto for an explanation of the determination of the shares used to compute net loss per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

    For the information required by this Item, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Stockholders in Exhibit 13.1 hereto.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    For the information required by this Item, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Stockholders in Exhibit 13.1 hereto.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For the information required by this Item, see the Consolidated Financial Statements and Notes thereto in the 2001 Annual Report to Stockholders in
Exhibit 13.1 hereto.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our directors and executive officers and their ages, as of December 31, 2001, are as follows:

NAME                                      AGE                        POSITION
----                                      ---                        --------
Scott Kriens...........................   44    President, Chief Executive Officer and Chairman of
                                                the Board
Pradeep Sindhu.........................   49    Chief Technical Officer and Vice Chairman of the
                                                Board
Marcel Gani............................   49    Chief Financial Officer
Peter L. Wexler........................   46    Vice President Wireless Business
William R. Hearst III..................   58    Director
Vinod Khosla...........................   47    Director
C. Richard Kramlich....................   66    Director
Stratton Sclavos.......................   40    Director
William R. Stensrud....................   52    Director

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

    WILLIAM R. HEARST III is a partner with Kleiner Perkins Caufield & Byers, a venture capital firm located in Menlo Park, California. He has served on the Board of Directors of Juniper Networks since February 1996. From May 1995 to August 1996, he was the Chief Executive Officer of At Home Corporation, a high speed Internet access and consumer online services company. Mr. Hearst was editor and publisher of the San Francisco Examiner from 1984 until 1995. Mr. Hearst serves on the boards of directors of The Hearst Corporation and Hearst-Argyle Television. He also serves on the boards of Oblix, Inc., AllBusiness, Zing, OnFiber and Applied Minds. He is a Fellow of the American Association for the Advancement of Science and a trustee of Carnegie Institution, the Hearst Foundation, Mathematical Sciences Research Institute, the California Academy of Sciences and Grace Cathedral of San Francisco. Mr. Hearst received an AB degree in Mathematics in 1972 from Harvard University.

    VINOD KHOSLA has been a General Partner with the venture capital firm of Kleiner Perkins Caufield & Byers since February 1986. He has served on the Board of Directors of Juniper Networks since February 1996. Mr. Khosla was a co-founder of Daisy Systems Corporation, an electronic design automation company, and the founding Chief Executive Officer of Sun Microsystems, Inc., a computer and data networking company. Mr. Khosla also serves on the boards of directors of Asera, Redback Networks, Inc., QWEST Communications International, Inc., Centrata, Nanotectonica, Zambeel, Zaplet and Zepton Networks. Mr. Khosla holds a B.S.E.E. from the Indian Institute of Technology in New Delhi, an M.S.E. from Carnegie-Mellon University, and an M.B.A. from the Stanford Graduate School of Business.

    C. RICHARD KRAMLICH is the co-founder and has been a General Partner of New Enterprise Associates, L.P., a venture capital fund, since 1978. He has served on the Board of Directors of Juniper Networks since February 1996. He also serves on the boards of directors of Zhone Technologies, Force 10 Networks, Financial Engines, Zambeel, Foveon and Silicon Graphics, Inc. Mr. Kramlich holds a B.S. in History from Northwestern University and an M.B.A. from Harvard Business School.

    STRATTON SCLAVOS has been President and Chief Executive Officer of VeriSign

Inc. since July 1995. He has served on the Board of Directors of Juniper Networks since May 2000. From October 1993 to June 1995, he was Vice President, Worldwide Marketing and Sales of Taligent, Inc., a software development company that was a joint venture among Apple Computer, Inc., IBM and Hewlett-Packard. Prior to that time, he served in various sales, business development and marketing capacities for GO Corporation, MIPS Computer Systems, Inc. and Megatest Corporation. Mr. Sclavos also serves on the boards of directors of Keynote Systems, Inc. and Marimba, Inc. Mr. Sclavos received his B.S. in Electrical and Computer Engineering from the University of California at Davis in 1981.

    WILLIAM R. STENSRUD has been a General Partner with the venture capital firm of Enterprise Partners since January 1997. He has served on the Board of Directors of Juniper Networks since October 1996. Mr. Stensrud was an independent investor and turnaround executive from March 1996 to January 1997. During this period, Mr. Stensrud served as President of Paradyne Corporation and as a director of Paradyne Corporation, GlobeSpan Corporation and Paradyne Partners LLP, all data networking companies. From January 1992 to July 1995, Mr. Stensrud served as President and Chief Executive Officer of Primary Access Corporation, a data networking company acquired by 3Com Corporation. From 1986 to 1992, Mr. Stensrud served as the Marketing Vice President of StrataCom, Inc., a telecommunications equipment company, which Mr. Stensrud co-founded. Mr. Stensrud also serves on the boards of directors of Paradyne Corporation, Airfiber, Alvesta, Calient Networks, Ensemble Communications, Inc., LongBoard, Inc., Solus Micro Technologies, Novera Optics. He holds a B.S. degree in Electrical Engineering and Computer Science from Massachusetts Institute of Technology.

    Juniper Networks believes that during 2001, all filings with the SEC by its officers, directors and 10% stockholders complied with requirements for reporting ownership and changes in ownership of Juniper Networks common stock under Section 16(a) of the Securities Exchange Act of 1934, as amended; however, the Company determined that Mr. Wexler inadvertently failed to report the sale of shares of the Company's Common Stock on his Form 4 for the month of April 2001. Mr. Wexler subsequently filed a Form 4 reporting such sale.

ITEM 11 EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets -- As of December 31, 2001 and 2000 Consolidated Statements of Operations -- For the Three Years Ended December 31, 2001
      Consolidated Statement of Stockholders' Equity -- For the Three Years Ended December 31, 2001
      Consolidated Statements of Cash Flows -- For the Three Years Ended December 31, 2001
      Notes to Consolidated Financial Statements
      Report of Independent Auditors

    2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of Juniper Networks is filed as part of this Report and should be read in conjunction with the Financial Statements of Juniper Networks.

                                                                           PAGE
        Schedule II: Valuation and Qualifying Accounts and Reserves         24

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

B)  EXHIBITS

     EXHIBIT NUMBER                         DESCRIPTION OF DOCUMENT
     --------------                         -----------------------
         2.1    Agreement and Plan of Reorganization dated as of November 11,
                2001 between the Registrant and Pacific Broadband Communications
                Inc.

         3.1    Juniper Networks, Inc. Amended and Restated Certificate of
                Incorporation (incorporated by reference to exhibit 3.1 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2000)

         3.2    Amended and Restated Bylaws of Juniper Networks, Inc.
                (incorporated by reference to exhibit 3.2 to the Registrant's annual report on Form 10-K for the fiscal year ended December
                31, 2000)

         4.1    Form of Indenture by and between the Registrant and Norwest Bank
                Minnesota, N.A. (incorporated herein by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-1 No.
                333-96171)

        10.1 Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees (incorporated herein by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1 No.
                333-76681)

        10.2 Amended and Restated 1996 Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-8 No. 333-57860)

        10.3 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-8 No. 333-57864)

        10.4 2000 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 No. 333-57862)

        10.5    Change of Control Agreement between Scott Kriens and the
                Registrant dated October 1, 1996 (incorporated herein by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1 No. 333-76681)

        10.6    Change of Control Agreement between Marcel Gani and the
                Registrant dated February 18, 1997 (incorporated herein by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1 No. 333-76681)

        10.7    Agreement for ASIC Design and Purchase of Products between IBM
                Microelectronics and the Registrant dated August 26, 1997 and
                Amendments One and Two to the agreement dated January 5, 1998 and March 2, 1998, respectively (incorporated herein by reference to Exhibit 10.8, 10.8.1 and 10.8.2, respectively, to the Registrant's registration statement on Form S-1 No.
                333-76681)

        10.8    Lease between Mathilda Associates LLC and the Registrant dated
                June 18, 1999 (incorporated herein by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1 No.
                333-76681)

        10.9    Lease between Mathilda Associates LLC and the Registrant dated
                February 28, 2000 (incorporated herein by reference to Exhibit
                10.9 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2000)

        13.1 2001 Annual Report to Stockholders (deemed to be filed to the extent that information is specifically incorporated by reference)

        21.1    Subsidiaries of the Company

        23.1    Consent of Ernst & Young LLP, Independent Auditors

        24.1    Power of Attorney (see page 24)


C)  REPORTS ON FORM 8-K

   None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

                                   JUNIPER NETWORKS, INC.

                                   By:   /s/     Marcel Gani
                                      --------------------------------------
                                                 Marcel Gani
                                           Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)


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

                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----
/s/             Scott Kriens                      President, Chief Executive Officer and      March 29, 2002
--------------------------------------------        Chairman of the Board (Principal
                Scott Kriens                                Executive Officer)


/s/              Marcel Gani                        Chief Financial Officer (Principal        March 29, 2002
--------------------------------------------        Financial and Accounting Officer)
                 Marcel Gani

/s/            Pradeep Sindhu                   Chief Technical Officer and Vice Chairman     March 29, 2002
--------------------------------------------                     of Board
               Pradeep Sindhu

/s/         William R. Hearst III                                Director                     March 29, 2002
--------------------------------------------
            William R. Hearst III

/s/             Vinod Khosla                                     Director                     March 29, 2002
--------------------------------------------
                Vinod Khosla

/s/          C. Richard Kramlich                                 Director                     March 29, 2002
--------------------------------------------
             C. Richard Kramlich

/s/           Stratton Sclavos                                   Director                     March 29, 2002
--------------------------------------------
              Stratton Sclavos

/s/           William Stensrud                                   Director                     March 29, 2002
--------------------------------------------
              William Stensrud

                             JUNIPER NETWORKS, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                            BALANCE AT       CHARGED TO
                                             BEGINNING        COSTS AND                       BALANCE AT
DESCRIPTION                                  OF YEAR          EXPENSES        DEDUCTIONS      END OF YEAR
-----------                                 ----------       ----------       ----------      -----------
Year ended December 31, 2001
  Allowance for doubtful accounts ...          $3,727          $7,200          $(1,936)         $8,991
Year ended December 31, 2000
  Allowance for doubtful accounts ...          $  632          $3,095              $--          $3,727
Year ended December 31, 1999
  Allowance for doubtful accounts ...             $--          $  632              $--          $  632

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                    DESCRIPTION OF DOCUMENT
      -------                    ----------------------

         2.1    Agreement and Plan of Reorganization dated as of November 11,
                2001 between the Registrant and Pacific Broadband Communications
                Inc.

         3.1    Juniper Network, Inc. Amended and Restated Certificate of
                Incorporation (incorporated by reference to exhibit 3.1 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2000)

         3.2    Amended and Restated Bylaws of Juniper Networks, Inc.
                (incorporated by reference to exhibit 3.2 to the Registrant's annual report on Form 10-K for the fiscal year ended December
                31, 2000)

         4.1    Form of Indenture by and between the Registrant and Norwest Bank
                Minnesota, N.A. (incorporated herein by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-1 No.
                333-96171)

        10.1 Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees
                (incorporated herein by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1 No. 333-76681)

        10.2 Amended and Restated 1996 Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-8 No. 333-57860)

        10.3 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-8 No. 333-57864)

        10.4 2000 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 No. 333-57862)

        10.5    Change of Control Agreement between Scott Kriens and the
                Registrant dated October 1, 1996 (incorporated herein by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1 No. 333-76681)

        10.6    Change of Control Agreement between Marcel Gani and the
                Registrant dated February 18, 1997 (incorporated herein by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1 No. 333-76681)

        10.7    Agreement for ASIC Design and Purchase of Products between IBM
                Microelectronics and the Registrant dated August 26, 1997 and
                Amendments One and Two to the agreement dated January 5, 1998 and March 2, 1998, respectively (incorporated herein by reference to Exhibit 10.8, 10.8.1 and 10.8.2, respectively, to the Registrant's registration statement on Form S-1 No.
                333-76681)

        10.8    Lease between Mathilda Associates LLC and the Registrant dated
                June 18, 1999 (incorporated herein by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1 No.
                333-76681)

        10.9    Lease between Mathilda Associates LLC and the Registrant dated
                February 28, 2000 (incorporated herein by reference to Exhibit
                10.9 to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2000)

        13.1 2001 Annual Report to Stockholders (deemed to be filed to the extent that information is specifically incorporated by reference)

        21.1    Subsidiaries of the Company

        23.1    Consent of Ernst & Young LLP, Independent Auditors

        24.1    Power of Attorney (see page 24)
