Form 10-Q
period 2002-03-31
JUNIPER NETWORKS INC
filed 2002-05-15
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

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

There were 331,542,435 shares of the Company’s Common Stock, par value $.00001, outstanding on May 10, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$705,184	$606,845
Short-term investments	346,882	382,797
Accounts receivable, net	65,916	103,524
Prepaid expenses and other current assets	29,347	32,882

Total current assets,	1,147,329	1,126,048
Property and equipment, net	253,917	251,811
Long-term investments	645,672	708,232
Other long-term assets	274,073	303,497

Total assets	$2,320,991	$2,389,588

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,127	$76,417
Other accrued liabilities	120,677	128,960
Deferred revenue	30,628	36,842

Total current liabilities	204,432	242,219
Convertible subordinated notes	1,150,000	1,150,000
Common stock and additional paid-in capital	974,074	959,684
Deferred stock compensation	(49,435)	(63,065)
Accumulated other comprehensive income	5,591	18,418
Retained earnings	36,329	82,332

Total stockholders’ equity	966,559	997,369

Total liabilities and stockholders’ equity	$2,320,991	$2,389,588

(1)	The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Net Revenues:
Product	$104,546	$323,845
Service	17,673	8,260

Total net revenues	122,219	332,105
Cost of revenues:
Product	39,711	96,656
Service	10,285	17,085

Total cost of revenues	49,996	113,741

Gross profit	72,223	218,364
Operating expenses:
Research and development	35,069	42,991
Sales and marketing	27,578	41,322
General and administrative	9,549	10,468
Amortization of goodwill, purchased intangibles and deferred stock compensation (1)	15,275	36,583

Total operating expenses	87,471	131,364

Operating income (loss)	(15,248)	87,000
Interest income	16,752	26,971
Interest expense	(15,132)	(14,979)
Loss on investments	(30,600)	(10,000)
Equity in net loss of joint venture	(1,025)	—

Income (loss) before income taxes	(45,253)	88,992
Provision for income taxes	750	30,426

Net income (loss)	$(46,003)	$58,566

Net income (loss) per share:
Basic	$(0.14)	$0.19

Diluted	$(0.14)	$0.17

Shares used in computing net income (loss) per share:
Basic	329,367	315,571

Diluted	329,367	344,918

(1) Deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$341	$63
Research and development	11,188	18,605
Sales and marketing	1,706	5,541
General and administrative	394	43

Total	$13,629	$24,252

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(46,003)	$58,566
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,171	5,106
Amortization of goodwill, purchased intangibles, deferred stock compensation and other non-cash transactions	16,229	37,528
Loss on investments	30,600	10,000
Changes in operating assets and liabilities:
Accounts receivable	37,608	(16,634)
Other assets	3,717	4,428
Accounts payable and accrued liabilities	(32,124)	38,563
Deferred revenue	(6,214)	(9,119)

Net cash provided by operating activities	11,984	128,438
Cash flows from investing activities:
Purchases of property and equipment	(5,776)	(219,368)
Purchases of available-for-sale investments	(331,840)	(354,538)
Maturities of available-for-sale investments	417,566	426,902
Minority interest in equity investments	(1,000)	(7,600)

Net cash provided by (used in) investing activities	78,950	(154,604)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,405	20,903

Net cash provided by financing activities	7,405	20,903

Net increase (decrease) in cash and cash equivalents	98,339	(5,263)
Cash and cash equivalents at beginning of period	606,845	563,005

Cash and cash equivalents at end of period	$705,184	$557,742

Supplemental disclosures of cash flow information
Cash paid for interest	$27,313	$27,313

See accompanying notes.

JUNIPER NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) was established for the purpose of providing Internet infrastructure solutions to Internet service providers and other telecommunication service providers. Juniper Networks develops a wide range of core backbone, edge, mobile and cable Internet routing platforms.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2002, and the operating results and cash flows for the three months ended March 31, 2002 and 2001, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed April 1, 2002 with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

Cash and Cash Equivalents

     Juniper Networks considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government securities, certificates of deposit, and corporate securities.

Investments

     The Company’s marketable securities are classified as available-for-sale as of the balance sheet dates and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities will be reported in other income or expense as incurred.

     Juniper Networks also has certain other minority equity investments in privately traded companies. These investments are included in other long-term assets on the balance sheet and are generally carried at cost as Juniper Networks owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of March 31, 2002 and December 31, 2001, $19.7 million and $49.3 million of these investments are included in other long-term assets with one investment making up a significant portion of the total. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. Juniper Networks could lose its entire investment in certain or all of these companies. Juniper Networks monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Juniper Networks considers financial, operational and economic data when assessing possible impairment issues. During the three months ended March 31, 2002 and 2001, Juniper Networks wrote-down these investments by $30.6 million and $10.0 million, respectively.

Derivatives

     The Company entered into some foreign currency forward contracts during the period, and expects to continue to do so, to offset the impact of currency fluctuations on certain anticipated foreign currency cash flows, the gains and losses on these contracts did not have a material impact on the financial results. The Company does not enter into foreign currency derivatives for trading or speculative purposes. The Company did not hold any forward contracts as of March 31, 2002.

Foreign Currency Translation

     Assets and liabilities of foreign operations are translated to US dollars using exchange rates in effect at the end of the period, and revenues and expenses are translated using average exchange rates for the period. Foreign currency transaction gains and losses, which are included as a component of other comprehensive income (loss), have not been material to date.

Property and equipment, net

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

	(unaudited)
Computers and equipment	$65,376	$59,805
Purchased software	18,013	14,629
Leasehold improvements	28,027	27,370
Furniture and fixtures	4,080	4,073
Land and improvements	190,061	189,403

Total	305,557	295,280
Less accumulated depreciation	(51,640)	(43,469)

Property and equipment, net	$253,917	$251,811

Goodwill and Purchased Intangible Assets

     Juniper Networks adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) on January 1, 2002. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $222 million as of January 1, 2002. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three years. The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three months ended March 31, 2001 (in thousands, except per-share amounts):

Three months ended
March 31, 2001

(unaudited)
Net income — as reported	$58,566

Adjustments:
Amortization of goodwill	11,647

Net adjustments	11,647
Net income — adjusted	$70,213

Net income per share:
Basic — as reported	$0.19

Basic — adjusted	$0.22

Diluted — as reported	$0.17

Diluted — adjusted	$0.20

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2002, no impairment of goodwill has been recognized. The Company plans to conclude its initial impairment analysis before the end of the second quarter. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Revenue Recognition

     Juniper Networks generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured, unless Juniper Networks has future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. Revenue from service obligations is deferred and recognized ratably over the period of the obligation. Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying consolidated balance sheets. Juniper Networks accrues for sales returns and other allowances based on its best estimate of future returns and other allowances.

Warranty Reserves

     Juniper Networks’ products generally carry a one-year warranty that includes factory repair services as needed for replacement of parts. The Company accrues estimated costs for warranty obligations as revenue is recognized based on its best estimate of future warranty costs for delivered product. The Company estimates the costs to service its warranty obligations based on historical experience and expectation of future costs.

Concentrations

     Financial instruments that subject Juniper Networks to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Juniper Networks maintains its cash and cash equivalents and investments in fixed income securities with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. Part of the Company’s investment portfolio includes minority equity investments in publicly traded companies, the values of which are subject to significant market price volatility. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. Juniper Networks performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Juniper Networks maintains reserves for potential credit losses and historically, such losses have been within management’s expectations.

     In the quarter ended March 31, 2002, two customers individually accounted for more than 10% of net revenues, compared with one customer individually accounting for more than 10% in the same period a year ago. In the quarter ended March 31, 2002 and 2001, international sales accounted for a total of 33% and 35%, respectively, of net revenues.

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

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	March 31,

	2002	2001

	(unaudited)
Numerator:
Net income (loss)	$(46,003)	$58,566

Denominator:
Weighted-average shares of common stock outstanding	330,299	319,133
Weighted-average shares subject to repurchase	(932)	(3,562)

Denominator for basic net income (loss) per share	329,367	315,571
Common stock equivalents	—	29,347

Denominator for diluted net income (loss) per share	329,367	344,918

Net income (loss) per share:
Basic	$(0.14)	$0.19

Diluted	$(0.14)	$0.17

     For the three months ended March 31, 2002, 13,464 common stock equivalents were excluded from the determination of diluted net loss per share, as the Company was in a loss position.

Note 3. Acquisitions

Pacific Broadband Communications

     On December 14, 2001, Juniper Networks acquired 100% of the outstanding stock of privately held Pacific Broadband Communications, (“Pacific Broadband”), a developer of standards-based next-generation cable modem termination systems (CMTS) in which Juniper Networks previously held a minority interest. As a result of the acquisition, Juniper Networks has gained access into the cable market of the new public network, a new market to Juniper Networks. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since December 14, 2001, Pacific Broadband’s results of operations have been included in the Company’s Consolidated Statements of Operations.

     The initial purchase price, including our prior investment of $4.0 million, was approximately $148.3 million. The terms of the acquisition also included an earn-out provision, payable in shares of the Company’s common stock, wherein the former stockholders and employee option holders of Pacific Broadband could receive additional consideration of up to $59.0 million, upon achieving certain product development milestones and revenue targets during 2002. During the quarter ended March 31, 2002, two of the development milestones were achieved and as a result the Company issued an additional 399,000 shares of common stock. The milestones achieved to date have a value of $7.5 million, all of which was recorded as additional goodwill.

Note 4. Restructuring Charges

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

     A summary of the restructuring charges is outlined as follows (in thousands):

				Remaining
		Non-cash		Reserve as of
	Total Charge	Charges	Cash Payments	March 31, 2002

Workforce reduction	$3,171	$(761)	$(2,410)	$—
Lease termination charges and other	5,465	—	(1,331)	4,134
Impairment of property and equipment	1,437	(1,437)	—	—
Impairment of intangible assets	2,267	(2,267)	—	—

Total	$12,340	$(4,465)	$(3,741)	$4,134

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

Note 5. Joint Venture

     During the quarter ended June 30, 2001, Juniper Networks and Ericsson AB, through their respective subsidiaries, entered into a joint venture agreement to develop and market products for the wireless mobile Internet infrastructure market, and Juniper Networks began recording its 40% share of the joint venture’s loss. During the quarter ended March 31, 2002, the Company’s share of the joint venture’s loss totaled approximately $1.0 million, and is recorded as a single line item in the other income section of the income statement. To date, Juniper Networks has funded the joint venture in the amount of $5.2 million. In addition to this joint venture, Ericsson is also a significant reseller of Juniper Networks representing greater than 10% of our revenues for the quarter ending March 31, 2002.

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

     The following information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on April 1, 2002 with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Juniper Networks is a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers (“Service Providers”), to meet the demands resulting from the growth of the Internet. The Company’s Internet routers are designed and purpose-built for service provider networks and offer our customers trusted performance, reliability, scalability, interoperability and flexibility, and reduced complexity and cost compared to legacy alternatives. The Company currently sells its products to major Service Providers primarily through its direct sales force in North America, and primarily through value added resellers internationally.

     The SEC recently advised companies to review their critical accounting policies and practices in the context of their financial statements and Management’s Discussion and Analysis of such financial statements in an effort to ensure that important information is communicated to facilitate an investor’s understanding of a company’s results of operations (FR60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies"). The Company’s most important accounting policies often require it to make judgments or otherwise involve estimating uncertain matters that could have a material affect on the reported results of operations. These policies include those that could impact revenue such as the revenue recognition policy; those that could impact gross margins such as valuation of exposures associated with the Company’s contract manufacturing operations and estimating future warranty costs; and those that could impact the balance sheet such as valuation of non-marketable equity securities. The Company has other equally important accounting policies and practices; however, once adopted these policies either generally do not require the Company to make significant estimates or judgments or otherwise only require implementation of the adopted policy, not a judgment as to policy itself.

Results of Operations

Net Revenues

     The net revenues for the quarter ended March 31, 2002 and 2001 were as follows (in thousands):

	Three months ended
	March 31,

	2002	2001

Net revenues:
Product	$104,546	$323,845
Service	17,673	8,260

Total net revenues	122,219	332,105

     Net product revenue was $104.5 million for the three months ended March 31, 2002, and $323.8 million for the three months ended March 31, 2001, a decrease of 68%. The decrease in net product revenue was primarily the result of decreased unit sales of Internet routers due to the unfavorable economic conditions and capital spending environment compared to the period a year ago.

     Net service revenue was $17.7 million for the three months ended March 31, 2002, and $8.3 million for the three months ended March 31, 2001, an increase of 113%. The increase in net service revenue was primarily the result of the increase in support revenue related to a higher installed base of the Company’s Internet routers.

     A limited number of customers have historically accounted for a substantial portion of the Company’s net revenues. Two customers individually accounted for greater than 10% of the Company’s net revenues for the quarter ended March 31, 2002 and one customer accounted for greater than 10% of the Company’s net revenues for the quarter ended March 31, 2001. The Company expects that a significant portion of its future net revenues will continue to come from sales of its products and services to a relatively small number of customers because its direct sales and marketing efforts are focused primarily on the world’s leading Service Providers. International sales accounted for approximately 33% of the Company’s net revenues for the quarter ended March 31, 2002 as compared with 35% of the Company’s net revenues for the quarter ended March 31, 2001. The Company is seeking to continue to diversify its customer base, but cannot be certain that its efforts in this regard will be successful.

     The economic downturn, beginning in 2001 and continuing through today, adversely impacted the Company’s product demand and made it increasingly difficult to accurately forecast its future revenues and manufacturing requirements, as evidenced by declining quarterly revenues and a contract manufacturing charge taken in the third quarter of 2001. The market for Internet backbone routers is still evolving and that fact combined with the economic downturn has made visibility into and prediction of the volume and timing of orders uncertain and difficult. A customer’s decision to purchase the Company’s products typically involves a significant commitment of its resources and a lengthy evaluation and product qualification process which involves technical evaluation, integration, testing, network planning and implementation and typically takes several months. Even after making the decision to purchase the Company’s products, customers tend to deploy the products slowly and deliberately. Timing of deployment can vary widely. Customers with large networks usually expand their networks on a periodic basis. Accordingly, the Company expects to receive purchase orders on an irregular basis. Because of the current economic conditions and capital spending environment, the Company cannot predict these sales and development cycles, which may cause future revenues and operating results to vary significantly and unexpectedly from quarter to quarter. Historically, selling prices in the Internet infrastructure equipment market have been relatively stable. However, over the past nine months, as customers have been able to take advantage of the existing capacity in their networks and the shorter lead times for equipment, the Company has seen more negotiating pressure, including downward pressure on pricing.

     The Company generally recognizes product revenue at the time of shipment, assuming that collectibility is reasonably assured, unless we have future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. Assessments and judgments are made regarding the satisfaction of these obligations relating to network interoperability and customer acceptance which impact when revenue is recognized. Additionally, the assessment of collectibility at the onset of an arrangement impacts when revenue is recognized. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period, generally one year. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

     At March 31, 2002, a total of $30.6 million of revenue was deferred which consists of both deferred product revenue and deferred service revenue. We currently expect to recognize this amount within the next 12 months.

Cost of Revenues

     The following table shows the cost of revenues and the gross margins for the quarter ended March 31, 2002 and 2001 (in thousands, except percentages):

	Three months ended
	March 31,

	2002	2001

Cost of revenues:
Product	$39,711	$96,656
Service	10,285	17,085

Total cost of revenues	49,996	113,741
Gross margin:
Product	62.0%	70.2%
Service	41.8%	(106.8%)
Total gross margin	59.1%	65.7%

     The decrease in cost of product revenues for the quarter ended March 31, 2002, as compared to the same quarter a year ago was primarily due to the decrease in net revenues. The decrease in product gross margin was primarily due to lower shipment volumes and the impact of certain fixed costs.

     The decrease in costs of service revenue for the quarter ended March 31, 2002 as compared to the same quarter a year ago was due to cost cutting measures, including the restructuring program that took affect in the second quarter of 2001. The significant increase in service gross margin was due to the combination of an increase in service revenue generated by the larger customer installed base, as well as the cost cutting measures to better align the service operations with the current market and Service Provider industry conditions.

     The gross margins are highly variable and dependent on many factors, some of which are outside of the Company’s control. The Company has outsourced its manufacturing, repair operations and the majority of its supply chain management operations. Accordingly, a significant portion of the cost of revenues consists of payments to the Company’s two contract manufacturers. The contract manufacturers manufacture the Company’s products using quality assurance programs and standards that the Company established. Manufacturing engineering and documentation control are conducted at the Company’s facility in Sunnyvale, California. The contract manufacturers retain title to the underlying components and finished goods inventory until the Company’s customers take title to the assembled final product upon shipment at the contract manufacturers’ facility. The Company does have potential contractual liabilities and exposures to the contract manufacturers, such as carrying costs and excess material, if they procure components and build products based on build forecasts the Company provides them and the actual component usage and product sales are significantly lower than forecast. In the third quarter of 2001, we accrued $39.9 million relating to an excess materials exposure. The amount was paid in two installments, the first in the fourth quarter of 2001 and the second in the first quarter of 2002.

     The Company’s products generally carry a one year warranty that includes factory repair services and as needed replacement parts. The estimated costs for the warranty obligation are accrued as revenue is recognized based on the Company’s best estimate of future warranty costs for delivered product. The warranty costs are estimated based on historical experience and expectation of future costs. If actual warranty costs are significantly different from the estimates, the Company may need to revise its warranty accrual and the impact could be material to the operating results for a given period.

Research And Development Expenses

     Research and development expenses were $35.1 million for the three months ended March 31, 2002, a decrease of $7.9 million over the comparable quarter of 2001. The decrease was due primarily to cost cutting measures and initiatives to drive greater efficiencies in the product development cycle that have taken place since the quarter ended March 31, 2001. This resulted in reductions in product development expenses such as non-recurring engineering costs and prototype expenses. Research and development is essential to the Company’s future success and the Company expects that research and development expense will increase in absolute dollars in future periods.

Sales and Marketing Expenses

     Sales and marketing expenses were $27.6 million for the three months ended March 31, 2002, a decrease of $13.7 million over the comparable quarter of 2001. The decrease was due primarily to cost cutting measures, including the restructuring program that took affect in the second quarter of 2001, as well as other cost cutting programs which directly led to decreases in travel expenses, demonstration equipment costs and certain marketing expenses. As a result of limited visibility into customers’ spending patterns and associated revenues, the Company expects that sales and marketing headcount and quarterly expenses will not change significantly in the near term.

General and Administrative Expenses

     General and administrative expenses totaled $9.5 million for the three months ended March 31, 2002, a decrease of approximately $900,000 over the comparable quarter of 2001. The decrease was due primarily to cost cutting, including the restructuring program that took affect in the second quarter of 2001, partially offset by an increase in the allowance for bad debt reserve due to current market conditions. As a result of limited visibility into customers’ spending patterns and associated revenues, the Company expects that general and administrative headcount and quarterly expenses will not change significantly in the near term.

Amortization of Goodwill, Purchased Intangibles and Deferred Stock Compensation

     On December 14, 2001, the Company acquired Pacific Broadband Communications (“Pacific Broadband”) and on December 8, 2000, the Company acquired Micro Magic Inc. (“Micro Magic”). Both of these acquisitions were accounted for under the purchase method of accounting. Accordingly, the Company recorded goodwill and other intangible assets of $137.5 million and $125.7 million, respectively, representing the excess of the purchase price paid over the fair value of net tangible assets acquired. During the quarter ended March 31, 2002, under the earn-out provisions of the Pacific Broadband acquisition, two development milestones were achieved and as a result the Company issued an additional 399,000 shares of common stock. The milestones achieved to date have a value of $7.5 million, all of which was recorded as additional goodwill. In November 1999, the Company acquired certain other intellectual property and intangible assets resulting in the recording of $18.4 million of goodwill and other intangibles. The goodwill and other intangibles were being amortized over their respective useful lives, which we determined to be between two and three years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” there was no goodwill amortization related to the Pacific Broadband acquisition in 2001 and beginning on January 1, 2002, there will no longer be amortization of the goodwill relating to the Micro Magic acquisition. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     Also as part of the acquisitions of Pacific Broadband and Micro Magic, the recorded $25.3 million and $121.7 million, respectively, of deferred stock compensation relating to the intrinsic value of unvested stock options and restricted stock assumed in the acquisitions. In connection with the grant of certain stock options to employees during 1998 and the three months ended March 31, 1999, the Company recorded deferred stock compensation of $6.4 million in 1998 and $1.1 million in 1999 representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options using the graded vesting method.

     The Company amortized $1.6 million of purchased intangibles and $13.6 million of deferred stock compensation during the quarter ended March 31, 2002. During the quarter ended March 31, 2001, the Company amortized $11.6 million of goodwill, $700,000 of purchased intangibles and $24.3 million of deferred stock compensation. The amortization of purchased intangibles and deferred stock compensation may continue to increase if we make other acquisitions of companies or technologies.

Interest Income

     Interest income primarily consists of income on available-for-sale investments. Interest income was $16.8 million for the quarter ended March 31, 2002, compared with $27.0 million for the quarter ended March 31, 2001. The decrease in interest income from the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 is primarily due to the impact of lower average interest rates.

Interest Expense

     Interest expense for the quarter ended March 31, 2002 was $15.1 million, compared with $15.0 million for the quarter ended March 31, 2001. Interest expense primarily consists of accrued interest and amortization of debt issuance costs, both attributable to the 4.75% Convertible Subordinated Notes (the “Notes”) that were issued in March 2000.

Loss on Investments

     During the quarters ended March 31, 2002 and 2001, the Company recorded impairment write-downs of its minority equity investments of $30.6 million and $10.0 million, respectively. The Company’s ability to recover its investments in minority equity securities in non-publicly traded companies and to earn a return on these investments is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers, and private sales. All of these factors are difficult to predict, particularly in the current economic environment. Future downturns in the equity markets and/or failures of the investees to achieve key business objectives could further impair the investments and cause the Company to take additional charges in future periods.

Equity in Net Loss of Joint Venture

     Equity in net loss of joint venture of $1.0 million for the quarter ended March 31, 2002 reflects the Company’s share of the net losses of the joint venture formed with Ericsson in June 2001, which is accounted for under the equity method of accounting. The Company has a 40% ownership interest and Ericsson has a 60% ownership interest. To date, Juniper Networks has funded the joint venture in the amount of $5.2 million. Ericsson is also a significant reseller of the Company representing greater than 10% of the revenues for the quarter ending March 31, 2002.

Provision for Income Taxes

     The Company recorded tax provisions of $750,000 and $30.4 million for the quarters ended March 31, 2002 and 2001, or an effective tax rate of (1.7%) and 34.2%, respectively. These rates differ from the federal statutory rate of 35% primarily due to the inability to benefit certain charges, such as the write-downs of equity investments.

Liquidity and Capital Resources

     At March 31, 2002, the Company had cash and cash equivalents of approximately $705.2 million, short-term investments of $346.9 million and long-term investments of $645.7 million. The Company regularly invests excess funds in money market funds, commercial paper and government and non-government debt securities.

     Net cash provided by operating activities for the three months ended March 31, 2002 and March 31, 2001 was $12.0 million and $128.4 million, respectively. Cash provided by operating activities for the quarter ended March 31, 2002 was primarily the result of decreases in accounts receivable and adjustments for certain non-cash charges, such as the loss on investments, acquisition related charges and depreciation and amortization, partially offset by the net loss, as well as decreases in accounts payable and deferred revenue. Cash provided by operating activities for the quarter ended March 31, 2001 was primarily the result of net income, increases in accounts payable and other accrued liabilities, and adjustments for certain non-cash charges, partially offset by an increase in accounts receivable and a decrease in deferred revenue.

     Net cash provided by investing activities for the three months ended March 31, 2002 was $78.9 million and net cash used in investing activities for the three months ended March 31, 2001 was $154.6 million. Cash provided by investing activities in the three months ended March 31, 2002 was primarily due to the maturities of available-for-sale investments partially offset by the purchase of available-for-sale investments, fixed assets and minority equity investments. Cash used in investing activities in the three months ended March 31, 2001 was due primarily to the purchase of available-for-sale investments and the purchase of fixed assets, partially offset by cash received from maturities of available-for-sale investments. The increase in fixed assets in the 2001 period includes $186.8 million for the purchase of approximately 80 acres of land in Sunnyvale, California.

     Net cash provided by financing activities for the three months ended March 31, 2002 and March 31, 2001 was $7.4 million and $20.9 million, respectively. Cash provided by financing activities in the three months ended March 31, 2001 and 2002 was due primarily to proceeds from employee stock option exercises and the employee stock purchase plan.

     Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

Factors That May Affect Future Results

The Company faces intense competition that could reduce its market share. Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of other small public or private companies have announced plans for new products to address the same challenges which the Company’s products address.

If the Company is unable to compete successfully against existing and future competitors from a product offering standpoint or from potential price competition resulting from excess inventory held by some of such competitors, the Company could experience a loss in market share and or be required to reduce prices, resulting in reduced gross margins, either of which could materially and adversely affect its business, operating results and financial condition.

The financial condition of some of the Company’s customers limits our visibility, making revenue forecasting difficult. The Company has experienced and expects, in the foreseeable future, to continue to experience limited visibility as to its customers’ spending plans and capital budgets. This limited visibility complicates the revenue forecasting process. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and many of these same customers are carrying a significant debt burden and are experiencing reduced revenue flow with which to carry the cost of the debt and the corresponding interest charges, which reduces their ability to both justify and make future purchases. In some cases the significant debt burden carried by these customers has reduced their ability to pay for the purchases made to date. This has contributed, and the Company expects it to continue to contribute, to the uncertainty of the amounts and timing of capital expenditures further limiting visibility and complicating the forecasting process. Certain of these customers have filed for bankruptcy as a result of their debt burdens. Although certain of these customers expect that they will emerge from the bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process further limiting the visibility and complicating the revenue forecasting process as to these customers.

Economic conditions combined with the Company’s relatively limited operating history makes forecasting difficult. The current economic conditions generally, and in the telecommunication industry specifically, combined with the Company’s own relatively limited operating history makes it difficult to accurately forecast revenues. In addition, the Company’s operating expenses are largely based on anticipated revenue trends and a high percentage of the Company’s expenses are, and will continue to be, fixed in the short-term. If the Company does not achieve its expected revenues, the operating results will be below the Company’s expectations and those of investors and market analysts, which could cause the price of the Company’s common stock to decline.

The Company’s success depends on its ability to develop products and product enhancements that will achieve market acceptance. The Company cannot ensure that it will be able to develop new products or product enhancements in a timely manner or at all. Any failure to develop new products or product enhancements could substantially decrease market acceptance and sales of the Company’s present and future products, which would significantly harm the business and financial results. Even if the Company is able to develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of the

Company’s future products to achieve market acceptance could adversely affect the business and financial results.

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

The Company’s failure to increase its revenues may prevent the Company from being profitable in future periods. The Company has large fixed expenses and net revenues have declined over the past year. There can be no assurances that net revenues will grow or that the Company will be profitable in future periods.

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

The long sales and implementation cycles for the Company’s products, as well as the Company’s expectation that customers will sporadically place large orders with short lead times may cause revenues and operating results to vary significantly from quarter to quarter. A customer’s decision to purchase the Company’s products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. Throughout the sales cycle, the Company often spends considerable time educating and providing information to prospective customers regarding the use and benefits of the products. Even after making the decision to purchase, customers tend to deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer’s network environment and the degree of hardware and software configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, the Company expects to receive purchase orders for significant dollar amounts on an irregular basis. Because of the relatively limited operating history, the Company cannot predict these sales and development cycles. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

The Company depends on key personnel to manage its business effectively in a rapidly changing market and if it is unable to hire or retain key personnel, its ability to sell products could be harmed. The Company’s future success depends upon the continued services of its executive officers and other key engineering, sales, marketing and support personnel. None of the officers or key employees is bound by an employment agreement for any specific term.

The loss of the services of any of its key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of and negatively impact the Company’s ability to sell its products.

The Company currently depends on contract manufacturers with whom it does not have long-term supply contracts, and if the Company unexpectedly has to qualify a new contract manufacturer it may lose revenue and damage its customer relationships. The Company depends on third party contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture its products. The Company does not have a long-term supply contract with such manufacturers and if the Company should fail to effectively manage its contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in its manufacturing operations, the Company’s ability to ship products to its customers could be delayed which could adversely affect the Company’s business and financial results.

The Company relies on distribution partners to sell its products, and disruptions to these channels could adversely affect the Company’s ability to generate revenues from the sale of it products. The Company believes that its future success is dependent upon establishing successful relationships with a variety of distribution partners. The Company has entered into agreements with several value added resellers, some of whom also sell products that compete with the Company’s products. The Company cannot be certain that it will be able to retain or attract resellers on a timely basis or at all, or that the resellers will devote adequate resources to selling the Company’s products.

The unpredictability of the Company’s quarterly results may adversely affect the trading price of its common stock. The Company’s revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including many of which are outside of the Company’s control and any of which may cause its stock price to fluctuate.

The factors that may impact the unpredictability of the Company’s quarterly results include the long sales and implementation cycle, the reduced visibility into customers’ spending plans and the changing market conditions which has resulted in some customer and potential customer bankruptcies. As a result, the Company believes that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors in which case the price of the Company’s common stock may fall.

Any acquisition the Company makes could disrupt the business and harm the Company’s financial condition. The Company intends to make investments in complementary companies, products or technologies. In the event of any such investments or acquisitions, the Company could issue stock that would dilute its current stockholders’ percentage ownership, incur debt, assume liabilities, incur amortization expenses related to purchases of intangible assets, or incur large and immediate write-offs.

Acquisitions also involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from its core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which the Company has no or limited prior experience, and potential loss of key employees, particularly those of the acquired organizations. The Company cannot assure you that it will be able to successfully integrate any businesses, products, technologies or personnel that it might acquire in the future.

The Company could become subject to litigation regarding intellectual property rights which could seriously harm the business. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although the Company is not involved in any intellectual property litigation, it may be a party to litigation in the future to protect its intellectual property or as a result of an alleged infringement of others’ intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject the Company to significant liability for damages and invalidation of the Company’s proprietary rights and require the Company to stop selling, incorporating or using products that use the challenged intellectual property. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.

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

If the Company fails to adequately evolve its systems and processes in a changing business environment, the Company’s ability to manage its business and results of operations may be negatively impacted. The Company’s ability to successfully offer its products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company expects that it will need to continue to improve its financial and managerial control and its reporting systems and procedures. If the Company fails to continue to evolve its systems and processes, the Company’s ability to manage its business and results of operations may be negatively impacted.

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

Foreign Currency Risk

     The majority of the Company’s revenue and expenses are transacted in US dollars. However, since the Company has sales and service operations outside of the US, it does have some transactions which are denominated in foreign currencies, primarily the Japanese yen, Hong Kong dollar, British pound and the Euro. The Company entered into some foreign currency forward contracts during the period, and expects to continue to do so, to offset the impact of currency fluctuations on certain anticipated foreign currency cash flows. The

Company does not enter into foreign currency derivatives for trading or speculative purposes. The Company did not hold any forward contracts as of March 31, 2002. Foreign currency fluctuations did not have a material impact on the financial results.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The Company is subject to legal claims and litigation arising in the ordinary course of business. The outcome of these matters is currently not determinable. The Company does not expect that the claims will have a material adverse effect on the Company’s consolidated financial position or results of operations.

     In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, Fleetboston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999. Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. The Company believes the claim is without merit and intends to defend the action vigorously.

     During the quarter ended March 31, 2002, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously.

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

Dated: May 15, 2002