Form 10-Q
period 2002-06-30
JUNIPER NETWORKS INC
filed 2002-08-14
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes     [X]               No     [   ]

There were 370,283,654 shares of the Company’s Common Stock, par value $.00001, outstanding on August 9, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$589,826	$606,845
Short-term investments	374,476	382,797
Accounts receivable, net	62,264	103,524
Prepaid expenses and other current assets	27,549	32,882

Total current assets,	1,054,115	1,126,048
Property and equipment, net	258,442	251,811
Long-term investments	750,277	708,232
Other long-term assets	274,274	303,497

Total assets	$2,337,108	$2,389,588

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,534	$76,417
Other accrued liabilities	127,139	128,960
Deferred revenue	32,476	36,842

Total current liabilities	215,149	242,219
Convertible subordinated notes	1,150,000	1,150,000
Common stock and additional paid-in capital	952,778	959,684
Deferred stock compensation	(30,984)	(63,065)
Accumulated other comprehensive income	7,605	18,418
Retained earnings	42,560	82,332

Total stockholders’ equity	971,959	997,369

Total liabilities and stockholders’ equity	$2,337,108	$2,389,588

(1)	The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Revenues:
Product	$99,012	$187,870	$203,558	$511,715
Service	18,024	14,311	35,697	22,571

Total net revenues	117,036	202,181	239,255	534,286
Cost of revenues:
Product	36,153	67,305	75,864	163,961
Service	12,002	13,175	22,287	30,260

Total cost of revenues	48,155	80,480	98,151	194,221

Gross profit	68,881	121,701	141,104	340,065
Operating expenses:
Research and development	33,770	42,077	68,839	85,068
Sales and marketing	25,894	35,963	53,472	77,285
General and administrative	9,104	9,439	18,653	19,907
Amortization of goodwill	—	11,647	—	23,294
Amortization of purchased intangibles and deferred stock compensation (1)	(6,362)	19,470	8,913	44,406
Restructuring charges	—	12,340	—	12,340

Total operating expenses	62,406	130,936	149,877	262,300

Operating income (loss)	6,475	(9,235)	(8,773)	77,765
Interest income	15,380	25,454	32,132	52,425
Interest expense	(14,763)	(15,538)	(29,895)	(30,517)
Impairment loss on equity investments	—	(32,620)	(30,600)	(42,620)
Equity in net loss of joint venture	(111)	(1,085)	(1,136)	(1,085)

Income (loss) before income taxes	6,981	(33,024)	(38,272)	55,968
Provision for income taxes	750	4,107	1,500	34,533

Net income (loss)	$6,231	$(37,131)	$(39,772)	$21,435

Net income (loss) per share:
Basic	$0.02	$(0.12)	$(0.12)	$0.07

Diluted	$0.02	$(0.12)	$(0.12)	$0.06

Shares used in computing net income (loss) per share:
Basic	330,957	318,196	330,162	316,883

Diluted	342,172	318,196	330,162	343,563

(1) Deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$291	$50	$633	$108
Research and development	(8,031)	18,628	3,159	42,694
Sales and marketing	(610)	76	1,096	166
General and administrative	342	33	733	71

Total	$(8,008)	$18,787	$5,621	$43,039

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(39,772)	$21,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,461	9,956
Amortization of goodwill	—	23,294
Amortization of purchased intangibles, deferred stock compensation and other non-cash transactions	10,823	46,313
Impairment loss on equity investments	30,600	42,620
Changes in operating assets and liabilities:
Accounts receivable, net	41,260	39,414
Other assets	6,103	1,804
Accounts payable and accrued liabilities	(23,258)	48,130
Deferred revenue	(4,366)	(4,795)

Net cash provided by operating activities	39,851	228,171
Cash flows from investing activities:
Purchases of property and equipment	(20,592)	(225,731)
Purchases of available-for-sale investments	(602,348)	(1,009,318)
Maturities of available-for-sale investments	558,506	933,300
Minority equity investments	(1,000)	(9,600)

Net cash used in investing activities	(65,434)	(311,349)
Cash flows from financing activities:
Proceeds from issuance of common stock	8,564	32,588

Net cash provided by financing activities	8,564	32,588

Net decrease in cash and cash equivalents	(17,019)	(50,590)
Cash and cash equivalents at beginning of period	606,845	563,005

Cash and cash equivalents at end of period	$589,826	$512,415

Supplemental disclosures of cash flow information
Cash paid for interest	$27,313	$27,313

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2002, and its operating results for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed April 1, 2002 with the Securities and Exchange Commission.

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

Derivatives

     The Company has foreign subsidiaries that operate in various countries throughout the world. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company uses foreign exchange forward contracts to partially offset its exposure to foreign exchange risk, rather than for trading purposes. As of June 30, 2002, the Company had foreign exchange forward contracts outstanding to partially offset the impact of currency fluctuations on anticipated cash flows in currencies other than the functional currency of the reporting entity, principally for the Euro and the British Pound. These foreign exchange forward contracts have original maturities of one to two months. Gains and losses on these contracts are included in other income (expenses) in the Company’s condensed consolidated statements of operations and offset foreign exchange gains or losses from the remeasurement of intercompany balances or other assets or liabilities denominated in currencies other than the functional currency of the reporting entity.

Foreign Currency Translation

     Assets and liabilities of foreign operations are translated to US dollars using exchange rates in effect at the end of the period, and revenues and expenses are translated using average exchange rates for the period. Foreign currency translation gains and losses, which are included as a component of other comprehensive income (loss), have not been material to date.

Note. 3. Comprehensive Income (Loss)

     Comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net income (loss)	$6,231	$(37,131)	$(39,772)	$21,435
Change in unrealized gains (losses) on investments	2,014	8,042	(10,813)	5,091

Total comprehensive income/(loss)	$8,245	$(29,089)	$(50,585)	$26,526

Note. 4 Goodwill and Purchased Intangible Assets

     Under the terms of the Pacific Broadband acquisition, which took place in December 2001, there was an earn-out provision, payable in shares of the Company’s common stock, wherein the former stockholders and employee option holders of Pacific Broadband could receive additional consideration of up to $59.0 million, upon achieving certain product development milestones and revenue targets during 2002. During the quarter ended March 31, 2002, two of the development milestones were achieved and as a result the Company issued an additional 399,000 shares of common stock. During the quarter ended June 30, 2002 an additional milestone was achieved and as a result the Company issued an additional 520,000 shares of common stock. The milestones achieved to date have a value of $10.8 million, all of which was recorded as additional goodwill.

     Juniper Networks adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) on January 1, 2002. SFAS 142 requires goodwill to be tested for impairment at least annually, and written down when impaired, rather than amortized, as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $222 million as of January 1, 2002. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three years. The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had it been in effect for the three and six months ended June 30, 2001 (in thousands, except per-share amounts):

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) — as reported	$6,231	$(37,131)	$(39,772)	$21,435

Adjustments:
Amortization of goodwill	—	11,647	—	23,294

Net adjustments	—	11,647	—	23,294

Net income (loss) — adjusted	$6,231	$(25,484)	$(39,772)	$44,729

Net income (loss) per share:
Basic — as reported	$0.02	$(0.12)	$(0.12)	$0.07

Basic — adjusted	$0.02	$(0.08)	$(0.12)	$0.14

Diluted — as reported	$0.02	$(0.12)	$(0.12)	$0.06

Diluted — adjusted	$0.02	$(0.08)	$(0.12)	$0.13

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed an impairment analysis as of January 1, 2002 and determined that there was no impairment of the goodwill as of that time. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     The following table presents details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
As of June 30, 2002	Gross	Amortization	Net

Technology	$14,259	$(5,836)	$8,423
Other	1,276	(372)	904

Total	$15,535	$(6,208)	$9,327

		Accumulated
As of December 31, 2001	Gross	Amortization	Net

Technology	$14,259	$(2,881)	$11,378
Other	1,276	(35)	1,241

Total	15,535	(2,916)	12,619

     The following table presents details of the amortization expense of purchased intangible assets as reported in the Condensed Consolidated Statement of Operations (in thousands):

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Reported as:
Operating Expenses	$1,646	$683	$3,292	$1,367

     The estimated future amortization expense of purchased intangibles assets as of June 30, 2002 is as follows (in thousands):

Year Ended December 31,	Amount

2002 (remaining six months)	$3,292
2003	6,035
2004 and thereafter	—

Total	$9,327

Note 5. Minority Equity Investments

     Juniper Networks has certain minority equity investments in privately held companies. These investments are included in other long-term assets in the condensed consolidated balance sheets and are generally carried at cost as Juniper Networks owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of June 30, 2002 and December 31, 2001, the carrying values of the Company’s minority equity investments were $19.7 million and $49.3 million, respectively, which are included in other long-term assets, with one investment making up a significant portion of the totals. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. Juniper Networks could lose its entire investment in certain or all of these companies. Juniper Networks monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Juniper Networks considers financial, operational and economic data when assessing possible impairment issues. During the six months ended June 30, 2002, Juniper Networks wrote-down these investments by $30.6 million, all of which was recorded during the quarter ended March 31, 2002. During the three and six months ended June 30, 2001 similar impairment write-downs of $32.6 million and 42.6 million, respectively, were recorded.

Note 6. Significant Customers and International Sales

     In the quarters ended June 30, 2002 and 2001, two customers individually accounted for more than 10% of net revenues. For the six months ended June 30, 2002 and 2001, two customers and one customer, respectively, accounted for more than 10% of net revenues. In the quarters ended June 30, 2002 and 2001, international sales accounted for a total of 46% and 28%, respectively, of net revenues. For the six months ended June 30, 2002 and 2001, international sales accounted for a total of 39% and 33%, respectively of net revenues.

Note 7. Net Income (Loss) Per Share

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Numerator:
Net income (loss)	$6,231	$(37,131)	$(39,772)	$21,435

Denominator:
Weighted-average shares of common stock outstanding	331,665	320,806	330,982	319,970
Weighted-average shares subject to repurchase	(708)	(2,610)	(820)	(3,087)

Denominator for basic net income (loss) per share	330,957	318,196	330,162	316,883
Common stock equivalents	11,215	—	—	26,680

Denominator for diluted net income (loss) per share	342,172	318,196	330,162	343,563

Net income (loss) per share:
Basic	$0.02	$(0.12)	$(0.12)	$0.07

Diluted	$0.02	$(0.12)	$(0.12)	$0.06

     For the three months ended June 30, 2001 and the six months ended June 30, 2002, 18,559 and 12,340 common stock equivalents were excluded from the determination of diluted net loss per share, as the Company was in a loss position. In all periods, stock options with exercise prices in excess of the average stock price during the period have been excluded from the above calculations, as their effects would be anti-dilutive. The 4.75% Convertible Subordinated Notes, which were issued in March 2000, are anti-dilutive in all periods and, therefore, not included in the calculations above.

Note 8. Restructuring Charges

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

     The following table summarizes the activity related to the restructuring charges (in thousands):

				Remaining
		Non-cash		Liability as of
	Total Charge	Charges	Cash Payments	June 30, 2002

Workforce reduction	$3,171	$(761)	$(2,410)	$—
Lease termination charges and other	5,465	—	(1,508)	3,957
Impairment of property and equipment	1,437	(1,437)	—	—
Impairment of intangible assets	2,267	(2,267)	—	—

Total	$12,340	$(4,465)	$(3,918)	$3,957

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

Note 9. Joint Venture

     During the quarter ended June 30, 2001, Juniper Networks and Ericsson AB, through their respective subsidiaries, entered into a joint venture agreement to develop and market products for the wireless mobile Internet infrastructure market, and Juniper Networks began recording its 40% share of the joint venture’s losses using the equity method. Such losses are recorded as a single line item in the other income (expense) section of the condensed consolidated statements of operations. To date, Juniper Networks has funded the joint venture in the amount of $5.2 million. In addition to this joint venture, Ericsson is also a significant reseller of Juniper Networks representing greater than 10% of the Company’s revenues for each of the periods presented in the accompanying condensed consolidated statements of operations.

Note 10. Legal Proceedings

     The Company is subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these matters is currently not determinable. However, the Company does not expect that such legal claims and litigation will ultimately have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

     During the quarter ended March 31, 2002, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these purported federal class actions into one. In May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel. An amended complaint was filed in July 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the action vigorously.

Note 11. Subsequent Event

     On July 1, 2002, Juniper Networks completed its acquisition of Unisphere Networks Inc., a subsidiary of Siemens Corporation. Juniper Networks exchanged approximately $375 million of cash and 36.5 million shares of Juniper Networks common stock for all the outstanding stock of Unisphere Networks Inc. The acquisition will be accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” (SFAS 141).

     This report for Juniper Networks contains forward-looking statements made within the meaning of the securities laws. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Readers should not place undue reliance on forward-looking statements, which reflect only the opinion of Juniper Networks as of the date hereof.

     The following information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on April 1, 2002 with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Juniper Networks is a leading provider of Internet infrastructure solutions that enable Internet service providers and other telecommunications service providers (“Service Providers”), to meet the demands resulting from the growth of the Internet. Our Internet routers are designed and purpose-built for service provider networks and offer our customers trusted performance, reliability, scalability, interoperability and flexibility, and reduced complexity and cost compared to legacy alternatives. We currently sell our products to major Service Providers primarily through our direct sales force in North America, and primarily through value added resellers internationally.

     The SEC recently advised companies to review their critical accounting policies and practices in the context of their financial statements and Management’s Discussion and Analysis of such financial statements in an effort to ensure that important information is communicated to facilitate an investor’s understanding of a company’s results of operations (FR60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies"). Our most important accounting policies often require us to make judgments or otherwise involve estimating uncertain matters that could have a material affect on our reported results of operations. These policies include those that could impact revenue such as the revenue recognition policy; those that could impact gross margins such as valuation of exposures associated with our contract manufacturing operations and estimating future warranty costs; and those that could impact the balance sheet such as valuation of non-marketable equity securities. Below we discuss these policies further, as well as the estimates and judgments involved. We have other equally important accounting policies and practices; however, once adopted these policies either generally do not require us to make significant estimates or judgments or otherwise only require implementation of the adopted policy, not a judgment as to policy itself.

Results of Operations

Net Revenues

     The net revenues for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues:
Product	$99,012	$187,870	$203,558	$511,715
Service	18,024	14,311	35,697	22,571

Total net revenues	117,036	202,181	239,255	534,286

     Net product revenue for the three and six months ended June 30, 2002 decreased 47% and 60%, respectively. The decrease in net product revenue for the three months ended June 30, 2002, was primarily the result of mix change from higher priced core Internet routers to lower priced Internet routers as we increased sales into the edge, mobile, and cable markets compared to the period a year ago. The decrease in net product revenue for the six months ended June 30, 2002, was primarily the result of decreased unit sales of Internet routers due to the unfavorable economic conditions and capital spending environment as well as the mix change mentioned above compared to the period a year ago.

     Service revenue consists of support and maintenance contracts, professional services, and training courses. Net service revenue for the three and six months ended June 30, 2002 increased 26% and 58%, respectively. The increases in net service revenue were primarily the result of increases in support and maintenance revenue related to a higher installed base of our Internet routers.

     A limited number of customers have historically accounted for a substantial portion of our net revenues. Two customers individually accounted for greater than 10% of our net revenues for the quarter ended June 30, 2002 and two customers accounted for greater than 10% of our net revenues for the quarter ended June 30, 2001. We expect that a significant portion of our future net revenues will continue to come from sales of our products and services to a relatively small number of customers because our direct sales and marketing efforts are focused primarily on the world’s leading Service Providers and our distribution partners. International sales accounted for approximately 46% of our net revenues for the quarter ended June 30, 2002 as compared with 28% of our net revenues for the quarter ended June 30, 2001. We are seeking to continue to diversify our customer base, but cannot be certain that our efforts in this regard will be successful.

     The economic downturn, beginning in 2001 and continuing through today, adversely impacted our product demand and made it increasingly difficult to accurately forecast our future revenues and manufacturing requirements, as evidenced by declining quarterly revenues and a contract manufacturing charge taken in the third quarter of 2001. The market for Internet backbone routers is still evolving and that fact, combined with the economic downturn, has made visibility into and prediction of the volume and timing of orders uncertain and difficult. A customer’s decision to purchase our products typically involves a significant commitment of its resources and a lengthy evaluation and product qualification process which involves technical evaluation, integration, testing, network planning and implementation and typically takes several months. Even after making the decision to purchase our products, customers tend to deploy the products slowly and deliberately. Timing of deployment can vary widely. Customers with large networks usually expand their networks on a periodic basis. Accordingly, we expect to receive purchase orders on an irregular basis as customers try to make their purchases of our products coincide as closely in time to when the customers can offer corresponding services to their end customers. Because of the current economic conditions and capital spending environment, we cannot predict these sales and development cycles, which may cause future revenues and operating results to vary significantly and unexpectedly from quarter to quarter. Historically, selling prices in the Internet infrastructure equipment market have been relatively stable. However, over the past twelve months, as customers have been able to take advantage of the existing capacity in their networks and the shorter lead times for equipment, we have seen more negotiating pressure, including downward pressure on pricing. In addition, we have seen increased sales of lower priced edge Internet routers compared to core Internet routers.

     We generally recognize product revenue at the time of shipment, assuming that collectibility is reasonably assured, unless we have future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. We make assessments and judgments regarding the satisfaction of these obligations relating to network interoperability and customer acceptance, which impact when revenue is recognized. Additionally, the assessment of collectibility at the onset of an arrangement impacts when revenue is recognized. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period, generally one year. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not reasonably assured, revenue is recognized when the fee is collected.

     At June 30, 2002, a total of $32.5 million of revenue was deferred, which consists of both deferred product revenue and deferred service revenue. We currently expect to recognize the majority of these amounts as revenues within the next 12 months.

Cost of Revenues

     The following table shows the cost of revenues and the gross margins for the three and six months ended June 30, 2002 and 2001 (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Cost of revenues:
Product	$36,153	$67,305	$75,864	$163,961
Service	12,002	13,175	22,287	30,260

Total cost of revenues	48,155	80,480	98,151	194,221
Gross margin:
Product	63.5%	64.2%	62.7%	78.0%
Service	33.4%	(7.9%)	37.6%	(34.1%)
Total gross margin	58.9%	60.2%	59.0%	63.6%

     The decreases in cost of product revenues for the three and six months ended June 30, 2002, as compared to the same periods a year ago, were primarily due to the decreases in net revenues. The decreases in product gross margins were primarily due to lower shipment volumes and the impact of certain fixed costs.

     The decrease in costs of service revenue for the three and six months ended June 30, 2002, as compared to the same periods a year ago were due to cost cutting measures, including the restructuring program that took affect in the second quarter of 2001. The significant increases in service gross margins were due to the combination of an increase in service revenue generated by the larger customer installed base, as well as the cost cutting measures to better align the service operations with the current market and Service Provider industry conditions.

     The gross margins are highly variable and dependent on many factors, some of which are outside of our control. We have outsourced our manufacturing, repair operations and the majority of our supply chain management operations. Accordingly, a significant portion of the cost of revenues consists of payments to our two contract manufacturers. The contract manufacturers manufacture our products using quality assurance programs and standards that we established. Manufacturing engineering and documentation control are conducted at our facility in Sunnyvale, California. The contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment at the contract manufacturers’ facility. We have potential contractual liabilities and exposures to the contract manufacturers, such as carrying costs and excess material, if they procure components and build products based on build forecasts we provide them and the actual component usage and product sales are significantly lower than forecast. In the third quarter of 2001, we accrued $39.9 million relating to an excess materials exposure. The amount was paid in two installments, the first in the fourth quarter of 2001 and the second in the first quarter of 2002. No such charges have been made in 2002.

     Our products generally carry a one year warranty that includes factory repair services and as needed replacement parts. The estimated costs for the warranty obligation are accrued as revenue is recognized based on our best estimate of future warranty costs for delivered product. The warranty costs are estimated based on historical experience and expectation of future costs. If actual warranty costs are significantly different from the estimates, we may need to revise our warranty accrual and the impact could be material to the operating results for a given period.

Research And Development Expenses

     Research and development expenses were $33.8 million for the three months ended June 30, 2002, a decrease of $8.3 million over the comparable quarter of 2001, and were $68.8 million in the six months ended June 30, 2002, a decrease of $16.2 million over the comparable period of 2001. Research and development expenses represented approximately 29% of net revenues in both the three months and six months ended June 30, 2002. The decreases in absolute dollars in both periods were due primarily to cost cutting measures and initiatives to drive greater efficiencies in the product development cycle that have taken place since the quarter ended March 31, 2001. This resulted in reductions in product development expenses such as non-recurring engineering costs and prototype expenses. Research and development is essential to our future success and we expect that research and development expense will increase in absolute dollars in the next quarter as a result of our acquisition of Unisphere on July 1, 2002. However, we expect that research and development expense will remain relatively flat as a percentage of net revenue.

Sales and Marketing Expenses

     Sales and marketing expenses were $25.9 million for the three months ended June 30, 2002, a decrease of $10.1 million over the comparable quarter of 2001, and were $53.5 million in the six months ended June 30, 2002, a decrease of $23.8 million over the comparable period of 2001. Sales and marketing expenses represented approximately 22% of net revenues in both the three months and six months ended June 30, 2002. The decreases in absolute dollars were due primarily to lower commissions, as a result of a decrease in sales, and cost cutting measures, including the restructuring program that took affect in the second quarter of 2001, as well as other cost cutting programs that resulted in decreases in certain marketing expenses, demonstration equipment costs and travel expenses. We expect that sales and marketing expense will increase in absolute dollars in the next quarter as a result of our acquisition of Unisphere on July 1, 2002. However, due to limited visibility into customers’ spending patterns and associated revenues, we expect that sales and marketing expenses as a percentage of net revenue will not change significantly in the near term.

General and Administrative Expenses

     General and administrative expenses totaled $9.1 million for the three months ended June 30, 2002, a decrease of approximately $300,000 over the comparable quarter of 2001, and were $18.7 million in the six months ended June 30, 2002, a decrease of $1.3 million over the comparable period of 2001. General and administrative expenses represented approximately 8% of net revenues in both the three and six months ended June 30, 2002. The decreases in absolute dollars were due primarily to cost cutting, including the restructuring program that took affect in the second quarter of 2001, offset by an increase in the allowance for bad debts due to current market conditions. As a result of limited visibility into customers’ spending patterns and associated revenues, we expect that general and administrative headcount and quarterly expenses will not change significantly in the near term. We expect that general and administrative expenses as a percentage of revenue will decrease.

Amortization of Goodwill, Purchased Intangibles and Deferred Stock Compensation

     During the six-months ended June 30, 2002, under the earn-out provisions of the Pacific Broadband acquisition, three development milestones were achieved and, as a result, we issued an additional 919,000 shares of common stock. The milestones achieved to date have a value of $10.8 million, all of which was recorded as additional goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) there was no goodwill amortization related to the Pacific Broadband acquisition in 2001 and beginning on January 1, 2002, there is no longer amortization of the goodwill relating to the Micro Magic acquisition. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. We performed an impairment analysis during June 2002 and determined that there was no impairment of the goodwill as of January 1, 2002, the date we adopted SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     We amortized $3.3 million of purchased intangibles and $5.6 million of deferred stock compensation during the six months ended June 30, 2002. As required by APB 25, in the quarter ended June 30, 2002, we recorded a $16.4 million reduction of stock-based compensation expense relating to employees who forfeited options for which compensation expense had been recognized on the graded vesting method, but which were unvested on the date their employment with us terminated. During the six months ended June 30, 2001, we amortized $23.3 million of goodwill, $1.4 million of purchased intangibles and $43.0 million of deferred stock compensation. The amortization of purchased intangibles and deferred stock compensation will increase as a result of the Unisphere acquisition and may continue to increase if we make other acquisitions of companies or technologies going forward.

Restructuring Charges

     On June 8, 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses. No such charges were made in fiscal 2002.

Interest Income

     Interest income primarily consists of income on available-for-sale investments. Interest income was $15.4 million and $32.1 million in the three and six months ended June 30, 2002, respectively. This compares with interest income of $25.5 million and $52.4 million in the three and six months ended June 30, 2001, respectively. The decreases in interest income from the three and six months periods ended June 30, 2002, as compared to the comparable periods ended June, 2001, are primarily due to the impact of lower average interest rates.

Interest Expense

     Interest expense for the three and six months ended June 30, 2002 was $14.8 million and $29.9 million, respectively. Interest expense for the three and six months ended June 30, 2001 was $15.5 and $30.5, respectively. Interest expense in all periods consists almost entirely of accrued interest and amortization of debt issuance costs, both attributable to the 4.75% Convertible Subordinated Notes which were issued in March 2000.

Impairment Loss on Equity Investments

     We recorded impairment write-downs of our minority equity investments of $30.6 million during the six months ended June 30, 2002, all of which was recorded during the first quarter of 2002. For the three and six months ended June 30, 2001, we recorded impairment write-downs of our minority equity investments of $32.6 million and $42.6 million, respectively. Our ability to recover our investments in minority equity securities in non-publicly traded companies and to earn a return on these investments is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, mergers, and private sales. All of these factors are difficult to predict, particularly in the current economic environment. Future downturns in the equity markets and/or failures of the investees to achieve key business objectives could further impair the investments and cause us to take additional charges in future periods.

Equity in Net Loss of Joint Venture

     Equity in net loss of joint venture of $111,000 and $1.1 million for the three and six months ended June 30, 2002, respectively, reflects our share of the net losses of the joint venture formed with Ericsson in June 2001, which is accounted for under the equity method of accounting. We have a 40% ownership interest and Ericsson has a 60% ownership interest. To date, Juniper Networks has funded the joint venture in the amount of $5.2 million. Ericsson is also a significant reseller of our products and services representing greater than 10% of net revenues for each of the periods presented in the accompanying condensed consolidated statements of operations.

Provision for Income Taxes

     We recorded tax provisions of $750,000 and $1.5 million for the three and six months ended June 30, 2002, or an effective tax rate of 10.7% and (3.9%), respectively. These rates differ from the federal statutory rate of 35% primarily due to the inability to benefit from certain charges, such as the write-downs of equity investments. During the three and six months ended June 30, 2001, we recorded tax provisions of $4.1 million and $34.5 million, respectively.

Liquidity and Capital Resources

     At June 30, 2002, we had cash and cash equivalents of approximately $589.8 million, short-term investments of $374.5 million and long-term investments of $750.3 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities.

     Net cash provided by operating activities for the six months ended June 30, 2002 and June 30, 2001 was $39.9 million and $228.2 million, respectively. Cash provided by operating activities for the six months ended June 30, 2002 was primarily the result of decreases in accounts receivable and certain non-cash charges, such as the impairment loss on equity investments, and depreciation and amortization, partially offset by the net loss, as well as decreases in accounts payable and deferred revenue. Cash provided by operating activities for the six months ended June 30, 2001 was primarily the result of net income, decreases in accounts receivable, increases in accounts payable and other accrued liabilities, and adjustments for certain non-cash charges, partially offset by a decrease in deferred revenue.

     Net cash used in investing activities for the six months ended June 30, 2002 was $65.4 million and net cash used in investing activities for the six months ended June 30, 2001 was $311.3 million. Cash used in investing activities in the six months ended June 30, 2002 was primarily due to the purchase of available-for-sale investments, capital expenditures and minority equity investments, partially offset by cash received from maturities of available-for-sale investments. Cash used in investing activities in the six months ended June 30, 2001 was due primarily to the purchase of available-for-sale investments and capital expenditures, partially offset by cash received from maturities of available-for-sale investments. Capital expenditures during the six months ended June 30, 2001 include $186.8 million for the purchase of approximately 80 acres of land in Sunnyvale, California.

     Net cash provided by financing activities for the six months ended June 30, 2002 and June 30, 2001 was $8.6 million and $32.6 million, respectively. Cash provided by financing activities in the six months ended June 30, 2000 and 2001 was due primarily to proceeds from employee stock option exercises and the employee stock purchase plan.

     Although we believe that our existing cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

Factors That May Affect Future Results

We face intense competition that could reduce our market share. Competition in the Internet infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of other small public or private companies have announced plans for new products to address the same challenges that our products address.

If we are unable to compete successfully against existing and future competitors from a product offering standpoint or from potential price competition by such competitors, we could experience a loss in market share and or be required to reduce prices, resulting in reduced gross margins, either of which could materially and adversely affect our business, operating results and financial condition.

The financial condition of some of our customers limits our visibility, making revenue forecasting difficult. We have experienced and expect, in the foreseeable future, to continue to experience limited visibility as to our customers’ spending plans and capital budgets. This limited visibility complicates the revenue forecasting process. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and many of these same customers are carrying a significant debt burden and are experiencing reduced cash flow with which to carry the cost of the debt and the corresponding interest charges, which reduces their ability to both justify and make future purchases. In some cases the significant debt burden carried by these customers has reduced their ability to pay for the purchases made to date. This has contributed, and we expect it to continue to contribute, to the uncertainty of the amounts and timing of capital expenditures further limiting visibility and complicating the forecasting process. Certain of these customers have filed for bankruptcy as a result of their debt burdens. Although certain of these customers expect that they will emerge from the bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process further limiting the visibility and complicating the revenue forecasting process as to these customers.

Economic conditions combined with our relatively limited operating history makes forecasting difficult. The current economic conditions generally, and in the telecommunication industry specifically, combined with our own relatively limited operating history makes it difficult to accurately forecast revenues. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. If we do not achieve our expected revenues, the operating results will be below our expectations and those of investors and market analysts, which could cause the price of our common stock to decline.

Our success depends on our ability to develop products and product enhancements that will achieve market acceptance. We cannot ensure that we will be able to develop new products or product enhancements in a timely manner or at all. Any failure to develop new products or product enhancements could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of our future products to achieve market acceptance could adversely affect the business and financial results.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays. Our contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order because we do not have long-term supply contracts with our contract manufacturers. In addition, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We provide to our contract manufacturers a demand forecast. If we overestimate our requirements, the contract manufacturers may assess charges that could negatively impact our gross margins (as was the case for the quarter ended September 30, 2001). If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

Our failure to increase our revenues may prevent us from being profitable in future periods. We have large fixed expenses and net revenues have declined over the past year. There can be no assurances that net revenues will grow or that we will be profitable in future periods.

Our customer base has increased substantially, however there is still a limited number of customers which comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect. We expect that a large portion of our net revenues will continue to depend on sales to a limited number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers that could adversely affect our net revenues and results of operations.

The long sales and implementation cycles for our products, as well as our expectation that customers will sporadically place large orders with short lead times may cause revenues and operating results to vary significantly from quarter to quarter. A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. Throughout the sales cycle, we often spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers tend to deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer’s network environment and the degree of hardware and software configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we expect to receive purchase orders for significant dollar amounts on an irregular basis. Because of the relatively limited operating history, we cannot predict these sales and development cycles. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

We depend on key personnel to manage our business effectively in a rapidly changing market and if we are unable to hire or retain key personnel, our ability to sell products could be harmed. Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel. None of the officers or key employees is bound by an employment agreement for any specific term.

The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of and negatively impact our ability to sell our products.

Any acquisition we make could disrupt the business and harm our financial condition. Effective July 1, 2002, we completed our acquisition of Unisphere Networks. Acquisitions also involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire.

We intend to make investments in complementary companies, products or technologies. In the event of any such investments or acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur debt, assume liabilities, incur amortization expenses related to purchases of intangible assets, or incur large and immediate write-offs.

We currently depend on contract manufacturers with whom we do not have long-term supply contracts, and if we unexpectedly have to qualify a new contract manufacturer we may lose revenue and damage our customer relationships. We depend on third party contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products. We do not have a long-term supply contract with such manufacturers and if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed which could adversely affect our business and financial results.

We rely on distribution partners to sell our products, and disruptions to these channels could adversely affect our ability to generate revenues from the sale of our products. We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. We have entered into agreements with several value added resellers, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract resellers on a timely basis or at all, or that the resellers will devote adequate resources to selling our products.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock. Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including many of which are outside of our control and any of which may cause our stock price to fluctuate.

The factors that may impact the unpredictability of our quarterly results include the long sales and implementation cycle, the reduced visibility into customers’ spending plans and the changing market conditions, which have resulted in some customer and potential customer bankruptcies. As a result, we believe that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors in which case the price of our common stock may fall.

We could become subject to litigation regarding intellectual property rights which could seriously harm the business. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we are not involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights and require us to stop selling, incorporating or using products that use the challenged intellectual property. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.

We are dependent on sole source and limited source suppliers for several key components. With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. We currently purchase several key components, including ASICs, from single or limited sources. We may not be able to develop an alternate or second source in a timely manner, which could hurt our ability to deliver product to customers. If we are unable to buy these components on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales which would, in turn, adversely affect our business.

If we fail to adequately evolve our systems and processes in a changing business environment, our ability to manage our business and results of operations may be negatively impacted. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial control and our reporting systems and procedures. If we fail to continue to evolve our systems and processes, our ability to manage our business and results of operations may be negatively impacted.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investments and long-term debt obligations. We maintain investment portfolio holdings of various issuers, types, and maturities. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity, net of tax. To reduce our risk we place our investments with high credit quality issuers and, by policy, limits the amount invested in any one issuer.

Foreign Currency Risk

     The majority of our revenue and expenses are transacted in U.S. dollars. However, since we have sales and service operations outside of the U.S., we do have some transactions, which are denominated in foreign currencies, primarily the Japanese yen, Hong Kong dollar, British pound, and the Euro.

     We enter into foreign exchange forward contracts to partially offset the impact of currency fluctuations on certain anticipated cash flows in non-functional currencies. We do not expect gains or losses on these contracts to have a material impact on our financial results. We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with credit worthy financial institutions.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The Company is subject to legal claims and litigation arising in the ordinary course of business, including the matters described below. The outcome of these matters is currently not determinable. However, the Company does not expect that such legal claims and litigation will ultimately have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

     During the quarter ended March 31, 2002, a number of purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these purported federal class actions into one. In May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel. An amended complaint was filed in July 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the action vigorously.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

           99.1 — Certification of Chief Executive Officer and Chief Financial Officer

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated May 21, 2002 to report, under Item 5 thereof, that the Company announced that it has agreed to acquire Unisphere Networks, Inc., a Delaware corporation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNIPER NETWORKS, INC.

/s/ Marcel Gani Marcel Gani Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 14, 2002

EXHIBIT INDEX

Exhibit #	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer