Form 10-Q
period 2002-09-30
JUNIPER NETWORKS INC
filed 2002-11-07
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-26339

JUNIPER NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0422528 (I.R.S. Employer Identification Number)

1194 N. Mathilda Avenue Sunnyvale, CA 94089 (Address, including zip code, of Registrant’s principal executive offices)	(408) 745-2000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

There were 372,083,213 shares of the Company’s Common Stock, par value $0.00001, outstanding on October 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$248,770	$606,845
Short-term investments	387,794	382,797
Accounts receivable, net	74,046	103,524
Prepaid expenses and other current assets	27,636	32,882

Total current assets	738,246	1,126,048
Property and equipment, net	271,493	251,811
Long-term investments	520,169	708,232
Intangible and other assets	1,090,682	303,497

Total assets	$2,620,590	$2,389,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,066	$76,417
Other accrued liabilities	161,827	128,960
Deferred revenue	44,979	36,842

Total current liabilities	264,872	242,219
Convertible subordinated notes	942,114	1,150,000
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	1,467,505	959,684
Deferred stock compensation	(22,737)	(63,065)
Accumulated other comprehensive income	14,606	18,418
(Accumulated deficit) retained earnings	(45,770)	82,332

Total stockholders’ equity	1,413,604	997,369

Total liabilities and stockholders’ equity	$2,620,590	$2,389,588

(A)	The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues:
Product	$130,264	$186,126	$333,822	$697,842
Service	21,762	15,577	57,459	38,147

Total net revenues	152,026	201,703	391,281	735,989
Cost of revenues:
Product	54,336	107,945	130,200	271,906
Service	14,529	11,822	36,816	42,082

Total cost of revenues	68,865	119,767	167,016	313,988

Gross profit	83,161	81,936	224,265	422,001
Operating expenses:
Research and development	48,771	37,897	117,610	122,965
Sales and marketing	37,749	33,591	91,221	110,876
General and administrative	9,108	9,185	27,761	29,092
Amortization of goodwill	—	11,647	—	34,942
Amortization of purchased intangible assets and deferred stock compensation (1)	8,727	16,319	17,640	60,724
In-process research and development	83,479	—	83,479	—
Integration	2,507	—	2,507	—
Restructuring and other	22,830	—	22,830	12,340

Total operating expenses	213,171	108,639	363,048	370,939

Operating income (loss)	(130,010)	(26,703)	(138,783)	51,062
Interest income	13,987	23,278	46,119	75,703
Interest expense	(13,631)	(15,090)	(43,526)	(45,607)
Gain on retirement of convertible subordinated notes	62,855	—	62,855	—
Impairment loss on equity investments	(19,851)	(11,000)	(50,451)	(53,620)
Equity in net loss of joint venture	(180)	(1,476)	(1,316)	(2,561)

Income (loss) before income taxes	(86,830)	(30,991)	(125,102)	24,977
Provision (benefit) for income taxes	1,500	(1,265)	3,000	33,268

Net loss	$(88,330)	$(29,726)	$(128,102)	$(8,291)

Net loss per share:
Basic and diluted	$(0.24)	$(0.09)	$(0.37)	$(0.03)

Shares used in computing net loss per share:
Basic and diluted	369,944	320,178	343,423	317,981

(1) Amortization of deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$294	$43	$927	$148
Research and development	2,197	15,730	5,356	58,424
Sales and marketing	609	67	1,705	231
General and administrative	325	30	1,058	105

Total	$3,425	$15,870	$9,046	$58,908

See accompanying notes.

JUNIPER NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(128,102)	$(8,291)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,919	16,769
Amortization of goodwill	—	34,942
Amortization of purchased intangible assets, deferred stock compensation and other non-cash transactions	25,735	63,582
Impairment loss on equity investments	50,451	53,620
In-process research and development	83,479	—
Gain on retirement of convertible subordinated notes	(62,855)	—
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	40,563	64,630
Prepaid expenses, other current assets and other assets	10,222	6,157
Accounts payable and accrued liabilities	(46,450)	79,282
Deferred revenue	(5,828)	(2,561)

Net cash (used in) provided by operating activities	(3,866)	308,130
Cash flows from investing activities:
Purchases of property and equipment	(24,755)	(233,044)
Purchases of available-for-sale investments	(707,688)	(1,370,988)
Maturities and sales of available-for-sale investments	882,902	1,376,845
Cash paid in connection with the Unisphere Networks acquisition, net of cash and cash equivalents acquired	(375,803)	—
Minority equity investments	(1,075)	(15,200)

Net cash used in investing activities	(226,419)	(242,387)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,185	37,724
Cash paid for retirement of convertible subordinated notes	(145,975)	—

Net cash (used in) provided by financing activities	(127,790)	37,724

Net (decrease) increase in cash and cash equivalents	(358,075)	103,467
Cash and cash equivalents at beginning of period	606,845	563,005

Cash and cash equivalents at end of period	$248,770	$666,472

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,787	$54,625
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with the Unisphere Networks acquisition	$359,888	$—
Common stock issued in connection with the Pacific Broadband earn-out provision	$10,844	$—

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

     In July 2002, Juniper Networks completed its acquisition of Unisphere Networks, Inc. (“Unisphere Networks”), a subsidiary of Siemens Corporation (“Siemens”). Unisphere Networks developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. In accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” the Company has included in its results of operations, for the three and nine months ended September 30, 2002, the results of Unisphere Networks from July 1, 2002.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2002, and its operating results for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed April 1, 2002 with the SEC.

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

Derivatives

     The Company has foreign subsidiaries that operate in various countries throughout the world. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company uses foreign exchange forward contracts to attempt to offset its exposure to foreign exchange risk. As of September 30, 2002, the Company had foreign exchange forward contracts outstanding to partially offset the impact of currency fluctuations on intercompany balances or other assets or liabilities denominated in currencies other than the functional currency of the reporting entity, principally for the Euro and the British Pound. These foreign exchange forward contracts have original maturities of one to two months. Gains and losses on these contracts are included in other income (expense) in the Company’s condensed consolidated statements of operations and offset foreign exchange gains or losses from the remeasurement of intercompany balances or other assets or liabilities denominated in currencies other than the functional currency of the reporting entity.

Foreign Currency Translation

     Assets and liabilities of foreign operations are translated to US dollars using exchange rates in effect at the end of the period, and revenues and expenses are translated using average exchange rates for the period. Foreign currency translation gains and losses, which are included as a component of other comprehensive income (loss), were approximately $0.9 million for the nine months ended September 30, 2002 and were not material for the nine months ended September 30, 2001.

Note 3. Acquisitions

     In accordance with SFAS No. 141, Juniper Networks allocates the purchase price of its business acquisitions to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives.

Unisphere Networks Business Combination

     In July 2002, Juniper Networks completed its acquisition of 100% of Unisphere Networks, a subsidiary of Siemens. Siemens also is a significant reseller of Juniper Networks, representing greater than 10% of the Company’s revenue for the three-month period ended September 30, 2002. The acquisition of Unisphere Networks will enable Juniper Networks to supply edge applications expertise to the leading service providers, carriers, and postal, telegraph and telephone providers (PTTs) throughout the world. The acquisition resulted in the payment of $375.0 million cash and the issuance of 36.5 million shares of the Company’s common stock with a fair value of approximately $359.9 million to the former stockholders of Unisphere Networks. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock from two days before to two days after the date the transaction was announced. Juniper Networks also assumed all of the outstanding stock options of Unisphere Networks with a fair value of approximately $151.2 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 2 years for expected life, 4% for the risk-free interest rate and a market value of $9.86 per share as described above. The Company also incurred direct costs associated with the acquisition of approximately $13.6 million and an estimated liability of approximately $14.8 million, consisting primarily of workforce reduction charges, including severance and other employee benefits for 90 individuals, costs of vacating duplicate facilities and the cost of exiting certain contractual obligations. Below is a summary of the total purchase price (in thousands):

Cash	$375,001
Common stock	359,888
Outstanding Unisphere stock options	151,234
Acquisition direct costs	13,607
Unisphere restructuring liability	14,803

Total purchase price	$914,533

     The total purchase price of approximately $914.5 million has been preliminarily allocated as follows (in thousands):

Net tangible assets (liabilities) assumed	$(12,568)
Amortizable intangible assets:
Completed technology	61,100
Service contract relationships	6,900
Non-compete agreements	2,400
Order backlog	3,600

Total amortizable intangible assets	74,000
In-process research and development	82,700
Deferred compensation on unvested stock options	499
Goodwill	769,902

Total purchase price	$914,533

     The purchase price allocation depicted is preliminary and subject to change when the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of Unisphere Networks.

Amortizable Intangible Assets

     Of the total purchase price, approximately $74.0 million has been allocated to amortizable intangible assets, including completed technology, service contract relationships, non-compete agreements and order backlog. Completed technology, which consists of products that have reached technological feasibility, includes products in Unisphere Networks’ product line, principally the ERX product. Service contract relationships represent the potential additional source of revenue from customers with existing service contracts. Both completed technology and the service contract relationships were valued using the discounted cash flow (DCF) method. This method calculates the value of the intangible asset as being the present value of the after tax cash flows potentially attributable to it, net of the return on fair value attributable to tangible and other intangible assets. Juniper Networks is amortizing the fair value of the completed technology and service contract relationships on a straight-line basis over weighted average remaining useful lives of approximately 5 years and 6 years, respectively.

     Non-compete agreements represent the value of the non-compete and non-solicit agreements signed by key executives from Unisphere Networks. The non-compete agreements were valued using the lost profits method, which estimates the value of the future cash flows that would be lost due to customer defections. The non-solicit agreements were valued using the avoided cost method, which estimates the avoided costs of replacing solicited employees. Juniper Networks is amortizing the fair value of these assets on a straight-line basis over a weighted average useful life of approximately 2 years.

     Order backlog represents the value of the standing orders for both products and services. The order backlog was valued using the avoided cost method, which estimates the avoided selling expenses due to the fact that Unisphere Networks had firm purchase orders in place at the time of acquisition. Juniper Networks amortized the fair value of these assets over the three-month period ended September 30, 2002 to cost of goods sold.

In-process Research and Development

     Of the total purchase price, approximately $82.7 million has been allocated to in-process research and development (IPR&D) and was expensed in the quarter ended September 30, 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Unisphere Networks had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing new cards and modules for different bandwidths and various software developments. The Company utilized the DCF method to value the IPR&D, using rates ranging from 30% to 35%. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of acquisition, it was estimated that these development efforts would be completed over the next six to twelve months.

Deferred Compensation

     Unvested stock options with an intrinsic value of approximately $0.5 million at the time of acquisition have been allocated to deferred compensation in the purchase price allocation and are being amortized to expense using the graded vesting method. Options assumed in conjunction with the acquisition had exercise prices ranging from $5.65 to $14.73 per share, with a weighted average exercise price of $5.81 per share and a weighted average remaining contractual life of approximately 9 years. Juniper Networks assumed approximately 13.5 million vested options and approximately 12.5 million unvested options.

Pro Forma Results

     The following unaudited pro forma financial information presents the combined results of operations of Juniper Networks and Unisphere Networks as if the acquisition had occurred as of the beginning of the periods presented. Since the acquisition was completed on July 1, 2002, the results for the three-month period ended September 30, 2002 match the results included in the condensed consolidated statement of operations for such period found in this Form 10-Q. Adjustments of $5.1 million, $75.9 million and $81.0 million have been made to the combined results of operations for the nine months ended September 30, 2002 and the three and nine months ended September 30, 2001, respectively, reflecting amortization of purchased intangibles, charges to cost of goods sold for inventory write-ups and the valuation of the order backlog, IPR&D and the net tax impact. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Juniper Networks that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net revenues	$152,026	$259,189	$505,335	$824,900
Net loss	$(88,330)	$(108,183)	$(162,090)	$(106,040)
Basic loss per share	$(0.24)	$(0.34)	$(0.47)	$(0.33)

     The pro forma financial information above includes the following material, non-recurring charges for all periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Inventory write-up	$1,462	$1,462	$1,462	$1,462
Backlog orders	$3,600	$3,600	$3,600	$3,600
In-process research and development	$82,700	$82,700	$82,700	$82,700
2002 restructuring plan	$17,549	$17,549	$17,549	$17,549
Integration	$2,507	$2,507	$2,507	$2,507
Long-lived asset impairment	$5,251	$—	$5,251	$—
Impairment loss on equity investments	$19,851	$11,000	$50,451	$53,620
2001 restructuring plan	$—	$—	$—	$12,340

Pacific Broadband Business Combination

     Under the terms of the Pacific Broadband acquisition, which took place in December 2001, there was an earn-out provision, payable in shares of the Company’s common stock, wherein the former stockholders and employee option holders of Pacific Broadband could receive additional consideration of up to $59.0 million, upon achieving certain product development milestones and revenue targets during 2002. During the quarter ended March 31, 2002, two of the development milestones were achieved and, as a result, the Company issued an additional 399,000 shares of common stock. During the quarter ended June 30, 2002, an additional milestone was achieved and as a result, the Company issued an additional 520,000 shares of common stock. The milestones achieved to date have a value of $10.8 million, all of which was recorded as additional goodwill.

Asset Purchase

     Juniper Networks entered into a Note Purchase Agreement valued at $2.5 million with third party lenders whereby Juniper Networks purchased certain secured indebtedness of a private company (the “debtor”) held by the lenders. The debtor defaulted on the indebtedness and, therefore, Juniper Networks took possession of the underlying collateral, which included approximately $1.7 million of fixed assets and approximately $0.8 million of IPR&D. The Company treated these assets as being acquired in a transaction other than a business combination in accordance with SFAS No. 142. The Company capitalized the fixed assets and is depreciating them over their useful lives and expensed the IPR&D in the three-month period ended September 30, 2002.

Note 4. Goodwill and Purchased Intangible Assets

     In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $222 million as of January 1, 2002. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally between two to six years. The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had it been in effect for the three and nine months ended September 30, 2001 (in thousands, except per-share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss as reported	$(88,330)	$(29,726)	$(128,102)	$(8,291)
Amortization of goodwill	—	11,647	—	34,942

Net income (loss) adjusted	$(88,330)	$(18,079)	$(128,102)	$26,651

Net income (loss) per share:
Basic as reported	$(0.24)	$(0.09)	$(0.37)	$(0.03)

Basic adjusted	$(0.24)	$(0.06)	$(0.37)	$0.08

Diluted as reported	$(0.24)	$(0.09)	$(0.37)	$(0.03)

Diluted adjusted	$(0.24)	$(0.06)	$(0.37)	$0.08

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed an impairment analysis as of January 1, 2002 and determined that there was no impairment of the goodwill as of that time. However future goodwill impairment tests, which include consideration of the Company’s market capitalization in relation to its historical stockholders’ equity, may result in a charge to earnings in periods ending subsequent to September 30, 2002.

     The following table presents details of the Company’s total purchased intangibles assets (in thousands):

		Accumulated
As of September 30, 2002	Gross	Amortization	Net

Technology	$75,359	$(10,452)	$64,907
Other	10,576	(1,059)	9,517

Total	$85,935	$(11,511)	$74,424

As of December 31, 2001

Technology	$14,259	$(2,881)	$11,378
Other	1,276	(35)	1,241

Total	$15,535	$(2,916)	$12,619

     The table does not include intangible assets that were purchased and completely amortized in the three-month period ended September 30, 2002 to cost of goods sold of $3.6 million from the Unisphere Networks acquisition related to the value of backlog orders. Amortization expense of purchased intangible assets of $5.3 million and $0.4 million were included in operating expenses for the three months ended September 30, 2002 and 2001, respectively. Amortization expense of purchased intangible assets of $8.6 million and $1.8 million were included in operating expenses for the nine months ended September 30, 2002 and 2001, respectively.

     The estimated future amortization expense of purchased intangible assets as of September 30, 2002 is as follows (in thousands):

Year ending December 31,	Amount

2002 (remaining three months)	$5,302
2003	20,660
2004	14,025
2005	13,425
2006	12,813
2007 and thereafter	8,200

Total	$74,425

Note 5. Equity Investments

     Juniper Networks has certain minority equity investments in privately held companies. These investments are included in other long-term assets in the condensed consolidated balance sheets and are generally carried at cost as Juniper Networks owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of September 30, 2002 and December 31, 2001, the carrying values of the Company’s minority equity investments in privately held companies were $4.9 million and $49.3 million, respectively. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment by considering financial, operational and economic data and makes appropriate reductions in carrying values when necessary.

     In addition to the equity investments in privately held companies, the Company holds certain marketable securities classified as available-for-sale. These securities are reported at fair value as of the balance sheet dates, with any unrealized gains and losses, recorded in stockholders’ equity. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities are reported in other income or expense as incurred.

     The following table summarizes the impairment charges associated with equity investments recognized by the Company (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Impairment of privately held securities	$(14,888)	$(11,000)	$(45,488)	$(50,797)
Impairment of available-for-sale securities	(4,963)	—	(4,963)	(2,823)

Total impairment charges	$(19,851)	$(11,000)	$(50,451)	$(53,620)

Note 6. Comprehensive Loss

     Comprehensive loss is as follows, (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss	$(88,330)	$(29,726)	$(128,102)	$(8,291)
Unrealized gains (losses) on equity investments, net of realized gains or losses	7,229	212	(2,889)	5,303
Foreign currency translation gains (losses)	(228)	—	(923)	—

Total comprehensive loss	$(81,329)	$(29,514)	$(131,914)	$(2,988)

Note 7. Significant Customers and International Sales

     In the quarter ended September 30, 2002, two customers each accounted for more than 10% of net revenues, compared to three customers in the quarter ended September 30, 2001. For the nine months ended September 30, 2002, one customer accounted for more than 10% of net revenues, compared to three customers in the nine months ended September 30, 2001.

     The following table shows percent of net revenues by geographical region:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Americas	48%	67%	56%	69%
Europe	22%	22%	24%	19%
Asia	30%	11%	20%	12%

Total net revenues	100%	100%	100%	100%

     Included in the Americas region are countries, other than the United States, that represented approximately 6% and 5% of net revenues for the three-month period ended September 30, 2002 and 2001, respectively, and approximately 5% of net revenues for each nine-month period ended September 30, 2002 and 2001.

Note 8. Restructuring and Other Operating Expenses

     During the third quarter of 2002, in connection with the acquisition of Unisphere Networks, Juniper Networks’ management approved and initiated plans to restructure the operations of both pre-acquisition organizations and the post-acquisition organization to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded approximately $17.5 million of expenses associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. These costs are accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and have been included as a charge to the results of operations for the three and nine months ended September 30, 2002. Juniper Networks recorded approximately $14.8 million of similar restructuring costs in connection with restructuring the Unisphere Networks organization. These costs are accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere Networks and, accordingly, have been included as an increase to goodwill.

     The restructuring charges recorded in the third quarter of 2002 are based on Juniper Networks’ restructuring plans that have been committed to by management. Changes to the estimates of executing the currently approved plans of restructuring the Unisphere Networks organization will be recorded as an increase or decrease to goodwill, if such changes occur within one year of the acquisition, and any changes thereafter to the estimated costs of restructuring the former Unisphere Networks organization or any similar changes to the costs of restructuring the Juniper Networks organization will be reflected in Juniper Networks’ results of operations.

2002 Plans

     The third quarter of 2002 restructuring charge of $17.5 million primarily consisted of a worldwide workforce reduction, which included severance and other employee benefits, non-inventory asset impairment charges and consolidation of the resulting excess facilities. The worldwide workforce reduction charge of $10.5 million related principally to the termination of 267 employees across many regions, business functions and job classes. The Company expects to pay the majority of the remaining balance of the severance accrual by the end of 2002. Non-inventory asset impairment of $0.9 million was primarily for long-lived assets that were no longer needed as a result of the Unisphere Networks acquisition. Charges of $6.1 million consisted primarily of the cost of vacating duplicate facilities and the impairment cost of certain leasehold improvements.

     As of September 30, 2002, the balance of the accrued restructuring charge recorded in conjunction with the restructuring of the Juniper Networks organization in the third quarter of 2002 consisted of the following (in thousands):

				Restructuring
				liabilities at
	Total	Non-cash	Cash	September 30,
	charges	charges	payments	2002

Workforce reduction	$10,522	$—	$(3,850)	$6,672
Non-inventory asset impairment	944	(944)	—	—
Consolidation of excess facilities	6,083	—	—	6,083

Total	$17,549	$(944)	$(3,850)	$12,755

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

Other

     The Company recognized a charge of approximately $5.3 million during the quarter ended September 30, 2002 related to land acquired in January 2001 located in Sunnyvale, California. The charge was primarily for costs of exiting certain contractual obligations associated with the land. The Company has no plans to develop the land, which had a carrying value of approximately $191.8 million as of September 30, 2002, in the foreseeable future.

2001 Plans

     In June 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses.

     The following table summarizes the activity related to the 2001 restructuring charges (in thousands):

				Remaining
				liabilities as
	Total	Non-cash	Cash	of September
	charges	charges	payments	30, 2002

Workforce reduction	$3,171	$(761)	$(2,410)	$—
Lease termination charges and other	5,465	—	(3,241)	2,224
Impairment of property and equipment	1,437	(1,437)	—	—
Impairment of intangible assets	2,267	(2,267)	—	—

Total	$12,340	$(4,465)	$(5,651)	$2,224

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

Note 9. Retirement of Convertible Subordinated Notes

     In the quarter ended September 30, 2002, the Company paid approximately $146.0 million to retire a portion of its 4.75% Convertible Subordinated Notes Due March 15, 2007 (the “Notes”). This partial repurchase resulted in a gain of $62.9 million, which was the difference between the carrying value of the Notes, including unamortized debt issuance costs, at the time of their retirement and the amount paid to extinguish such Notes. The Company is currently evaluating plans to retire additional Notes in the future, therefore, the Company does not consider the gains associated with this repurchase to be extraordinary, based on the guidance in SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Note 10. Joint Ventures

     During the quarter ended June 30, 2001, Juniper Networks and Ericsson AB, through their respective subsidiaries, entered into a joint venture agreement to develop and market products for the wireless mobile Internet infrastructure market and Juniper Networks began recording its 40% share of the joint venture’s losses using the equity method. Such losses are recorded as a single line item in the other income (expense) section of the condensed consolidated statements of operations. To date, Juniper Networks has funded the joint venture in the amount of $5.4 million. In addition to this joint venture, Ericsson is also a significant reseller of Juniper Networks representing greater than 10% of the Company’s revenues for each of the periods presented in the accompanying condensed consolidated statements of operations.

Note 11. Net Loss Per Share

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Numerator:
Net loss	$(88,330)	$(29,726)	$(128,102)	$(8,291)

Denominator:
Weighted-average shares of common stock outstanding	370,367	322,043	344,110	320,661
Weighted-average non-vested shares	(423)	(1,865)	(687)	(2,680)

Denominator for basic and diluted net loss per share	369,944	320,178	343,423	317,981

Consolidated net loss applicable to common stockholders per share:
Basic and diluted	$(0.24)	$(0.09)	$(0.37)	$(0.03)

     The Company has excluded the impact of all common stock equivalents from the calculation of historical diluted consolidated net loss per common share because such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 11.4 million and 16.9 million for the three months ended September 31, 2002 and 2001, respectively. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 12.0 million and 23.4 million for the nine months ended September 31, 2002 and 2001, respectively. In all periods, stock options with exercise prices in excess of the average stock price during the period have been excluded from the above calculations, as their effects would be anti-dilutive. For the current period, the number of options excluded was 60.1 million. Also, the Notes, which were issued in March 2000, are anti-dilutive in all periods and, therefore, are not included in the calculations above.

Note 12. Recently Issued Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by spreading out the reporting of expenses related to restructuring activities. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The Company will adopt SFAS No. 146 on January 1, 2003, and it does not believe that the adoption of this new standard will have a material effect on its consolidated financial position or results of operations.

Note 13. Legal Proceedings

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

     In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, Fleetboston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999. Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. The Company believes the claim is without merit and intends to defend the action vigorously.

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and an amended complaint was filed in July 2002. In September 2002, the defendants moved to dismiss the amended complaint. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the action vigorously.

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company's officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also purports to assert claims against a Juniper investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint.

Note 14. Subsequent Events

     In October 2002, Pacific Broadband achieved an additional milestone under the terms of the acquisition. As a result, the Company issued an additional 1,001,000 shares of common stock valued at approximately $5.0 million. This amount will be recorded as additional goodwill in the quarter ended December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements made within the meaning of the securities laws. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. You should not place undue reliance on forward-looking statements, which reflect only our opinion as of the date hereof.

     The following information should be read in conjunction with our Annual Report on Form 10-K filed on April 1, 2002 with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

     In July 2002, we completed our acquisition of Unisphere Networks, a subsidiary of Siemens Corporation. Unisphere Networks developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. Our acquisition of Unisphere Networks will enable us to extend our ability to supply edge applications expertise to the leading service providers, carriers, and postal, telegraph and telephone providers (PTTs) throughout the world. The total purchase price for Unisphere Networks was approximately $914.5 million, which was comprised of $375.0 million of cash, $359.9 million of common stock, $151.2 million of assumed Unisphere Networks’ common stock options, $13.6 million of acquisition costs and $14.8 million of liabilities associated with restructuring Unisphere Networks at the time of the acquisition. The total purchase price was preliminarily allocated to net liabilities assumed of $12.6 million, amortizable intangible assets of $74.0 million, in-process research and development (“IPR&D”) of $82.7 million, deferred compensation on unvested stock options of $0.5 million and goodwill of $769.9 million.

     The SEC recently advised companies to review their critical accounting policies and practices in the context of their financial statements and Management’s Discussion and Analysis of such financial statements in an effort to ensure that important information is communicated to facilitate an investor’s understanding of a company’s results of operations (FR60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”). Our most important accounting policies often require us to make judgments or otherwise involve estimating uncertain matters that could have a material affect on our reported results of operations. These policies include those that could impact revenue such as the revenue recognition policy, including estimates of future sales returns; those that could impact gross margins such as valuation of exposures associated with our contract manufacturing operations and estimating future warranty costs; and those that could impact the balance sheet such as valuation of non-marketable equity securities. Below we discuss these policies further, as well as the estimates and judgments involved. We have other equally important accounting policies and practices; however, once adopted, these policies either generally do not require us to make significant estimates or judgments or otherwise only require implementation of the adopted policy, not a judgment as to content of the policy itself.

Results of Operations

Net Revenues

     Our net revenues for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues:
Product	$130,264	$186,126	$333,822	$697,842
Service	21,762	15,577	57,459	38,147

Total net revenues	$152,026	$201,703	$391,281	$735,989

     Net product revenue for the three and nine months ended September 30, 2002 decreased $55.9 million and $364.0 million, respectively. The decrease in net product revenue for the three and nine months ended September 30, 2002 was primarily the result of unfavorable economic conditions and our customers’ capital spending environment as well as a revenue mix change from higher priced core Internet routers to lower priced Internet routers as we increased sales into the edge, mobile and cable markets compared to the period a year ago. We began to recognize revenue from the Unisphere Networks products, including ERX, in July 2002 when the acquisition was completed. In accordance with purchase accounting, there is no revenue from Unisphere Networks products in the periods ended September 30, 2001.

     Service revenue consists of support and maintenance contracts, professional services, and training courses. Net service revenue for the three and nine months ended September 30, 2002 increased $6.2 million and $19.3 million, respectively. The increases in net service revenue were primarily the result of increases in support and maintenance revenue related to a higher installed base of our Internet routers and the increase in maintenance agreements assumed through the Unisphere Networks acquisition.

     A limited number of customers have historically accounted for a substantial portion of our net revenues. Two customers individually accounted for greater than 10% of our net revenues for the quarter ended September 30, 2002 and three customers accounted for greater than 10% of our net revenues for the quarter ended September 30, 2001. We expect that a significant portion of our future net revenues will continue to come from sales of our products and services to a relatively small number of customers because our direct sales and marketing efforts are focused primarily on the world’s leading Service Providers. Sales in Europe and Asia accounted for approximately 52% and 33% of our net revenues for the three months ended September 30, 2002 and 2001, respectively. Sales in Europe and Asia accounted for approximately 44% and 31% of our net revenues for the nine months ended September 30, 2002 and 2001, respectively. We are seeking to continue to diversify our customer base geographically, but cannot be certain that our efforts in this regard will be successful.

     The economic downturn, beginning in 2001 and continuing through today, adversely impacted our product demand and made it increasingly difficult to accurately forecast our future revenues and manufacturing requirements, as evidenced by declining quarterly revenues and a contract manufacturing charge taken in the third quarter of 2001. The market for Internet backbone routers is still evolving and that fact, combined with the economic downturn, has made visibility into and prediction of the volume and timing of orders uncertain and difficult. A customer’s decision to purchase our products typically involves a significant commitment of their resources and a lengthy evaluation and product qualification process which involves technical evaluation, integration, testing, network planning and implementation and typically takes several months. Even after making the decision to purchase our products, customers tend to deploy the products slowly and deliberately. Timing of deployment can vary widely. Customers with large networks usually expand their networks on a periodic basis. Accordingly, we expect to receive purchase orders on an irregular basis as our customers try to make their purchases of our products coincide as closely in time to when they can offer corresponding services to their end customers. Because of the current economic conditions and capital spending environment, we cannot predict these sales and development cycles, which may cause future revenues and operating results to vary significantly and unexpectedly from quarter to quarter. Historically, selling prices in the Internet infrastructure equipment market have been relatively stable. However, throughout 2001 and 2002, as customers have been able to take advantage of the existing capacity in their networks and the shorter lead times for equipment, we have seen more negotiating pressure, including downward pressure on pricing, and we have seen increased sales of lower priced edge Internet routers compared to the higher priced core Internet routers.

     We generally recognize product revenue at the time of shipment, provided we have evidence of an agreement, a fixed or determinable price, the product has been delivered or the service has been rendered and payment is reasonably assured. If we have future obligations for such things as network interoperability or customer acceptance, revenue and related costs are deferred until those obligations are met. We make assessments and judgments regarding the satisfaction of these obligations relating to network interoperability and customer acceptance, which impact when revenue is recognized. Additionally, the assessment of collectibility at the onset of an arrangement impacts when revenue is recognized. Our assessment of collectibility is particularly critical in determining when revenue should be recognized in the current market environment. If collectibility is not reasonably assured, revenue is recognized when the fee is collected. Revenue is reduced by allowances for sales returns, which are based on our estimates of future returns. If actual levels of returns differ from our estimates, we may need to revise our allowances, which could materially impact revenue recognized in a given period. We also recognize revenue from service obligations. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period, generally one year. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

     At September 30, 2002, a total of $45.0 million of revenue was deferred, which consists of both deferred product revenue and deferred service revenue. We currently expect to recognize the majority of these amounts as revenues within the next 12 months.

Cost of Revenues

     The following table shows the cost of revenues and the gross margins for the three and nine months ended September 30, 2002 and 2001 (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Costs of revenues:
Product	$54,336	$107,945	$130,200	$271,906
Service	14,529	11,822	36,816	42,082

Total cost of revenues	$68,865	$119,767	$167,016	$313,988

Product gross profit	58%	42%	61%	61%
Service gross profit	33%	24%	36%	-10%
Total gross profit	55%	41%	57%	57%

     Cost of product revenues decreased in absolute dollars for the three and nine months ended September 30, 2002, as compared to the same periods a year ago, primarily due to the decreases in net revenues. The increases in product gross margins were primarily due to a charge of $39.9 million relating to our excess materials exposure recognized in the three-month period ended September 30, 2001. In the quarter ended September 30, 2002, we recognized one-time charges of $3.6 million and $1.5 million related to the Unisphere Networks acquisition. The charge of $3.6 million was the result of the value ascribed to backlog orders being amortized over the three months of the quarter ended September 30, 2002 because approximately all of the backlog orders acquired in the acquisition were delivered in the third quarter. In addition to the backlog order charge, we recognized a charge of $1.5 million related to a write-up of the inventory acquired through the acquisition. This write-up was recorded in accordance with SFAS No. 141, “Business Combinations,” and was recognized in the quarter ended September 30, 2002 because the entire inventory acquired was shipped in the third quarter. Without these one-time charges, product gross margin would have been 62% and 63% for the three and nine months ended September 30, 2002, respectively. Total gross margin would have been 58% and 59% for the three and nine months ended September 30, 2002.

     The cost of service revenues increased $2.7 million to $14.5 million for the three months ended September 30, 2002 from $11.8 million for the three months ended September 30, 2001. The increase was primarily attributable to increased costs in order to support a larger installed base of customers, primarily as a result of the Unisphere Networks acquisition. The cost of service revenues decreased $5.3 million to $36.8 million for the nine months ended September 30, 2002 from $42.1 million for the nine months ended September 30, 2001. The decrease was primarily due to economies of scale and cost cutting measures, including the restructuring programs that took affect in the second quarter of 2001 and in the third quarter of 2002.

     Our gross profits are highly variable and dependent on many factors, some of which are outside of our control. We have outsourced our manufacturing, repair operations and the majority of our supply chain management operations. Accordingly, a significant portion of the cost of revenues consists of payments to our three contract manufacturers. The contract manufacturers manufacture our products using quality assurance programs and standards that we established. Manufacturing engineering and documentation control are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Two of our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment at the contract manufacturer’s facility. The third contract manufacturer currently retains title until title is transferred to our customers upon shipment from our Westford facility, where the contract manufacturer performs final testing. We are currently evaluating several manufacturing options, one of which is the third contract manufacturer performing final testing at their facilities. As of September 30, 2002, we had inventory valued at $1.6 million located at our Westford facility included in other current assets. We have potential contractual liabilities and exposures to all of the contract manufacturers, such as carrying costs and excess material, if they procure components and build products based on build forecasts we provide them and the actual component usage and product sales are significantly lower than forecast. In the third quarter of 2001, we accrued $39.9 million relating to an excess materials exposure. The amount was paid in two installments, the first in the fourth quarter of 2001 and the second in the first quarter of 2002.

     Our products generally carry a one year warranty that includes factory repair services and as needed replacement parts. The estimated costs for the warranty obligation are accrued as revenue is recognized based on our best estimate of future warranty costs for delivered product. The warranty costs are estimated based on historical experience and expectation of future costs. If actual warranty costs are significantly different from the estimates, we may need to revise our warranty accrual and the impact could be material to our operating results for a given period.

Research and Development Expenses

     Research and development expenses increased $10.9 million to $48.8 million for the three months ended September 30, 2002 from $37.9 million for the three months ended September 30, 2001. Research and development expenses decreased $5.4 million to $117.6 million for the nine months ended September 30, 2002 from $123.0 million for the nine months ended September 30, 2001. Research and development expenses represented approximately 32% and 30% of net revenues in the three and nine-month periods ended September 30, 2002, respectively. The increase in absolute dollars for the three-month period was primarily a result of the additional headcount, equipment and facility costs from the Unisphere Networks acquisition, partially offset by savings from the restructuring programs started in the quarter ended September 30, 2002. The decrease in absolute dollars for the nine-month period was due to cost cutting measures and initiatives to drive greater efficiencies in the product development cycle that have taken place since the quarter ended March 31, 2001 and savings that began to be realized from the restructuring programs started in the quarter ended September 30, 2002, offset by increases in headcount, equipment and facility costs from the Unisphere Networks acquisition. We expect research and development expenses will decrease in absolute dollars as a result of ongoing cost cutting measures and the restructuring program implemented during the three months ended September 30, 2002.

Sales and Marketing Expenses

     Sales and marketing expenses increased $4.1 million to $37.7 million for the three months ended September 30, 2002 from $33.6 million for the three months ended September 30, 2001. Sales and marketing expenses decreased $19.7 million to $91.2 million for the nine months ended September 30, 2002 from $110.9 million for the nine months ended September 30, 2001. Sales and marketing expenses represented approximately 25% and 23% of net revenues for the three and nine-month periods ended September 30, 2002, respectively. The increase in absolute dollars for the three-month period was primarily a result of the additional headcount, equipment and facility costs from the Unisphere Networks acquisition, partially offset by savings from the restructuring programs started in the quarter ended September 30, 2002. The decrease in absolute dollars for the nine-month period was due to cost cutting measures and initiatives that have taken place since the restructuring program in the quarter ended June 30, 2001, lower commission costs resulting from a decrease in revenues and savings that began to be realized from the restructuring programs started in the quarter ended September 30, 2002, offset by increases in headcount, equipment and facility costs from the Unisphere Networks acquisition. We expect sales and marketing expenses will decrease in absolute dollars.

General and Administrative Expenses

     General and administrative expenses decreased approximately $0.1 million to $9.1 million for the three-month period ended September 30, 2002 from $9.2 million for the three-month period ended September 30, 2001. General and administrative expenses decreased $1.3 million to $27.8 million for the nine-month period ended September 30, 2002 from $29.1 million for the nine-month period ended September 30, 2001. General and administrative expenses represented approximately 6% and 7% of net revenues for the three and nine-month periods ended September 30, 2002, respectively. General and administrative expenses remained relatively flat between the three-month periods as many general and administrative functions between Juniper Networks and Unisphere Networks were redundant and therefore were eliminated at the time of the acquisition through our restructuring programs. The decreases in absolute dollars for the nine-month period was due primarily to cost cutting measures and initiatives that have taken place since the restructuring programs implemented during the quarters ended June 30, 2001 and September 30, 2002, offset by an increase in the allowance for bad debts due to current market conditions and, to some extent, some costs associated to the Unisphere Networks acquisition. As we continue our initiatives to reduce expenses, we expect that general and administrative expenses will decrease in absolute dollars.

Amortization of Goodwill, Purchased Intangibles and Deferred Stock Compensation

     During the three-month period ended September 30, 2002, we recorded goodwill of approximately $769.9 million and intangible assets of approximately $74.0 million related to the Unisphere Networks acquisition. During the nine months ended September 30, 2002, under the earn-out provisions of the Pacific Broadband acquisition, three development milestones were achieved and, as a result, we issued an additional 919,000 shares of common stock. The milestones achieved to date have a value of $10.8 million, all of which was recorded as additional goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” there was no goodwill amortization related to the Unisphere Networks and Pacific Broadband acquisitions in 2002 and 2001 and beginning on January 1, 2002, there is no longer amortization of the goodwill relating to the Micro Magic acquisition, which was completed in December 2000. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. We performed an impairment analysis during June 2002 and determined that there was no impairment of the goodwill as of January 1, 2002, the date we adopted SFAS No. 142. However, future goodwill impairment tests, which include consideration of our market capitalization in relation to our historical stockholders’ equity, may result in a charge to earnings in periods ending after September 30, 2002.

     We amortized $8.6 million of purchased intangibles and $9.0 million of deferred stock compensation, net of $20.5 million of stock-based expense that was reversed for terminated employees, during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, we amortized $36.8 million of purchased intangibles and goodwill and $58.9 million of deferred stock compensation. The amortization of purchased intangibles and deferred stock compensation will increase as a result of the Unisphere Networks acquisition and may continue to increase if we make other acquisitions of companies or technologies in the future.

Restructuring and Other Operating Expenses

     During the third quarter of 2002, in connection with the acquisition of Unisphere Networks, we approved and initiated plans to restructure the Juniper Networks operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, we recorded approximately $17.5 million of costs, primarily severance, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other costs. These costs have been included as a charge to the results of operations for the three and nine months ended September 30, 2002.

     We recognized a charge of approximately $5.3 million during the quarter ended September 30, 2002 related to the land acquired in January 2001 located in Sunnyvale,

California. The charge was primarily for costs of exiting certain contractual obligations associated with the land. We have no plans to develop the land, which had a carrying value of approximately $191.8 million as of September 30, 2002, in the foreseeable future.

     In June 2001, we announced a restructuring program in an effort to better align our business operations with the current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses.

In-process Research and Development

     Of the total purchase price we paid for the acquisition of Unisphere Networks, approximately $82.7 million was allocated to IPR&D and was expensed in the quarter ended September 30, 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The Company utilized the discounted cash flow (DCF) method to value the IPR&D. In applying the DCF method, we estimated the value of the acquired technology by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines.

     We also expensed $0.8 million for IPR&D in the quarter ending September 30, 2002 acquired in a transaction other than a business combination in accordance with SFAS No. 142.

Integration Expenses

     We incurred integration expenses of approximately $2.5 million in the quarter ended September 30, 2002 resulting from our acquisition of Unisphere Networks. Integration expenses are one-time incremental costs directly related to the integration of the two companies, which consisted principally of workforce related expenses and professional fees during the quarter ended September 30, 2002. We estimate that the majority of the integration costs have been incurred and that there will be a minimum amount of additional integration costs in the foreseeable future.

Gain from Debt Extinguishment

     In the quarter ended September 30, 2002, we paid approximately $146.0 million to retire a portion of our 4.75% Convertible Subordinated Notes Due March 15, 2007 (the “Notes”). This partial repurchase resulted in a gain of approximately $62.9 million, which was the difference between the carrying value of the Notes, including unamortized debt issuance costs, at the time of their retirement and the amount paid to extinguish such Notes. We are currently evaluating plans to retire additional Notes in the future, therefore, we do not consider the gains associated with this repurchase to be extraordinary, based on the guidance in SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Interest Income

     Interest income decreased $9.3 million to $14.0 million in the three months ended September 30, 2002 from $23.3 million in the three months ended September 30, 2001. Interest income decreased $29.6 million to $46.1 million in the nine months ended September 30, 2002 from $75.7 million in the nine months ended September 30, 2001. Interest income primarily consists of income on available-for-sale investments. The decreases in interest income from the three and nine-month periods ended September 30, 2002, as compared to the comparable periods ended September 30, 2001, are primarily due to the impact of lower average interest rates and a lower cash and investment balance as a result of cash used in the Unisphere Networks acquisition, the repurchase of the Notes and operations.

Interest Expense

     Interest expense decreased $1.5 million to $13.6 million in the three months ended September 30, 2002 from $15.1 million in the three months ended September 30, 2001. Interest expense decreased $2.1 million to $43.5 million in the nine months ended September 30, 2002 from $45.6 million in the nine months ended September 30, 2001. Interest expense in all periods consists almost entirely of accrued interest and amortization of debt issuance costs, both attributable to the Notes, which were issued in March 2000. The decrease in interest expense from the three and nine-month periods ended September 30, 2002, as compared to the comparable periods ended September 30, 2001, is primarily due to the repurchase of a portion of the Notes which occurred in the quarter ended September 30, 2002.

Impairment Loss on Equity Investments

     We recorded impairment write-downs of our minority equity investments of $19.9 million and $50.5 million during the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, we recorded impairment write-downs of our minority equity investments of $11.0 million and $53.6 million, respectively. Our ability to recover our investments in minority equity securities in publicly and non-publicly traded companies, and to earn a return on these investments, is largely dependent on equity market conditions and the occurrence of liquidity events, such as initial public offerings, follow-on offering, issuance of debt, acquisitions and private sales. All of these factors are difficult to predict, particularly in the current economic environment. Future downturns in the equity markets and/or failures of the investees to achieve key business objectives could further impair the investments and cause us to take additional charges in future periods.

Equity in Net Loss of Joint Venture

     Equity in net loss of joint venture of $0.2 million and $1.3 million for the three and nine months ended September 30, 2002, respectively, reflects our share of the net losses of the joint venture formed with Ericsson in June 2001, which is accounted for under the equity method of accounting. We have a 40% ownership interest and Ericsson has a 60% ownership interest. To date, we have funded the joint venture in the amount of $5.4 million. Ericsson is also a significant reseller of our products and services representing greater than 10% of net revenues for each of the periods presented in the accompanying condensed consolidated statements of operations.

Provision (Benefit) for Income Taxes

     We recorded tax provisions of $1.5 million and $3.0 million for the three and nine months ended September 30, 2002, or an effective tax rate of (1.7%) and (2.4%), respectively. These rates differ from the federal statutory rate of 35% primarily due to the inability to benefit from certain charges, such as the write-downs of equity investments. During the three months ended September 30, 2001, we recorded a tax benefit of $1.3 million. During the nine months ended September 30, 2001, we recorded a tax provision of $33.3 million.

Liquidity and Capital Resources

     At September 30, 2002, we had cash and cash equivalents of approximately $248.8 million, short-term investments of $387.8 million and long-term investments of $520.2 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities.

     Net cash used in operating activities for the nine months ended September 30, 2002 was $3.9 million. Net cash provided by operating activities for the nine months ended September 30, 2001 was $308.1 million. Cash used in operating activities for the nine months ended September 30, 2002 was less than the net loss of $128.1 million recognized during this period primarily as a result of non-cash expenses, which consist of depreciation and amortization of property and equipment, amortization of intangible assets and deferred stock compensation, an impairment loss on equity investments, amortization of debt issuance costs and in-process research and development costs associated with a business combination and asset purchase completed in the quarter ended September 30, 2002, offset by a gain from the repurchase of a portion of the Notes. In addition to the non-cash charges, we experienced decreases in our accounts receivables, prepaid expenses, other current assets and accounts payable, offset by increases in accrued liabilities and deferred revenue. Cash provided by operating activities for the nine months ended September 30, 2001, as compared to the net loss of $8.3 million recognized during this period, was primarily the result of certain non-cash charges, increases in accounts payable and other accrued liabilities and decreases in accounts receivable.

     Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $226.4 million and $242.4 million, respectively. Cash used in investing activities in the nine months ended September 30, 2002 was primarily for our acquisition of Unisphere Networks and purchases of capital equipment and available-for-sale securities, partially offset by maturities and sales of available-for-sale investments. Cash used in investing activities in the nine months ended September 30, 2001 was primarily for the purchase of available-for-sale investments and capital expenditures, partially offset by cash received from maturities of available-for-sale investments.

     Net cash used in financing activities for the nine months ended September 30, 2002 was $127.8 million. Net cash provided by financing activities for the nine months ended September 30, 2001 was $37.7 million. Cash used in financing activities for the nine months ended September 30, 2002 was primarily a result of cash paid to repurchase a portion of the Notes, partially offset by cash proceeds from employee stock option exercises and the employee stock purchase plan. Cash provided by financing activities in the nine months ended September 30, 2001 was due to proceeds from employee stock option exercises and the employee stock purchase plan.

     As of September 30, 2002, our principal commitments consisted of obligations outstanding under operating leases and Notes. The following table summarizes our principal contractual obligations at September 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

				Greater
		Less than 1		than 3
Contractual Obligations	Total	Year	1-3 Years	Years

Operating leases, net of subleases	$234,258	$23,816	$45,145	$165,297
Purchase commitments with our contract manufacturers	12,698	12,698	—	—
4.75% Convertible Subordinated Notes Due March 15, 2007	942,114	—	—	942,114

Total contractual principal cash obligations	$1,189,070	$36,514	$45,145	$1,107,411

     Although we believe that our existing cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

Factors That May Affect Future Results

     Set forth below and elsewhere in this Report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

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

     If we are unable to compete successfully against existing and future competitors from a product offering standpoint or from potential price competition by such competitors, we could experience a loss in market share and/or be required to reduce prices, resulting in reduced gross margins, either of which could materially and adversely affect our business, operating results and financial condition.

The current economic conditions, combined with the financial condition of some of our customers, limit our visibility and makes revenue forecasting difficult.

     The continuing economic downturn generally, and in the telecommunication industry specifically, combined with our own relatively limited operating history in the context of such a continuing economic downturn, makes it difficult to accurately forecast revenue.

     We have experienced and expect, in the foreseeable future, to continue to experience limited visibility into our customers’ spending plans and capital budgets. This limited visibility complicates the revenue forecasting process. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and many of these same customers are carrying a significant debt burden and are experiencing reduced cash flow with which to carry the cost of the debt and the corresponding interest charges, which reduces their ability to both justify and make future purchases. The telecommunications industry has experienced consolidation and rationalization of its participants and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants, which have affected their ability to obtain financing or to fund capital expenditures. In some cases the significant debt burden carried by these customers has reduced their ability to pay for the purchases made to date. This has contributed, and we expect it to continue to contribute, to the uncertainty of the amounts and timing of capital expenditures, further limiting visibility and complicating the forecasting process. Certain of these customers have filed for bankruptcy as a result of their debt burdens. Although these customers generally expect that they will emerge from the bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process further limiting the visibility and complicating the revenue forecasting process as to these customers.

     Even if they should emerge from such proceedings, the extent and timing of any future purchases of equipment is uncertain. This uncertainty will further complicate the revenue forecasting process.

     In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. If we do not achieve our expected revenues, the operating results will be below our expectations and those of investors and market analysts, which could cause the price of our common stock to decline.

Completion of the integration of Unisphere Networks could disrupt the business and harm our financial results.

     We completed the acquisition of Unisphere Networks on July 1, 2002; however integration of the products, product roadmap and operations is a continuing activity and will be for the next several quarters. We may lose opportunities and employees, which could disrupt our business and harm our financial results. In addition, expenses associated with the integration activities may be greater than anticipated and adversely affect our business, operating results and financial condition.

     In connection with the acquisition of Unisphere Networks we added a third contract manufacturer and as part of the integration activities we plan to consolidate our contract manufacturing at two of the three contract manufacturers. The transition from three to two contract manufacturers may result in disruptions or quality control problems in manufacturing operations, delays in our ability to ship products to our customers all of which could adversely affect our business and financial results.

     Further, Unisphere Networks received semi-finished goods from its contract manufacturer and engaged in final test and assembly of finished product at its Westford, Massachusetts facility. As a result, Unisphere Networks carried inventory on its books. As part of the integration of Unisphere Networks we are outsourcing those activities to be consistent with our full-outsource model. If we should fail to effectively manage these activities we could experience disruptions or quality control problems or delays in shipments to our customers, all of which could adversely impact our business and financial results.

We face risks associated with our restructuring plans that may adversely affect our business, operating results and financial condition.

     In response to industry and market conditions, we have restructured our business and reduced our workforce. The assumptions underlying our restructuring efforts will be assessed on an ongoing basis and may prove to be inaccurate and we may have to restructure our business again in the future to achieve certain cost savings and to strategically realign our resources.

     Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature, severity, and duration of the current industry adjustment, which may not prove to be accurate. While restructuring, we have assessed, and will continue to assess, whether we should further reduce our workforce, as well as review the recoverability of our tangible and intangible assets, including the land purchased in January 2001. Any such decisions may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write downs, and contractual settlements.

     Additionally, estimates and assumptions used in asset valuations are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets. As a result, future market conditions may result in further charges for the write down of tangible and intangible assets.

     We may not be able to successfully implement the initiatives we have undertaken in restructuring our business and, even if successfully implemented, these initiatives may not be sufficient to meet the changes in industry and market conditions and to achieve future profitability. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs actually incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings. As a result, our restructuring efforts may not result in our return to profitability.

Our success depends on our ability to anticipate market needs and to develop products and product enhancements that will meet those needs and gain market acceptance.

     We cannot ensure that we will be able to anticipate future market needs or that we will be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate the market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate and develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of our future products to achieve market acceptance could adversely affect the business and financial results.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays.

     Our contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order because we do not have long-term supply contracts with them. In addition, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We provide to our contract manufacturers a demand forecast. If we overestimate our requirements, the contract manufacturers may assess charges that could negatively impact our gross margins (as was the case for the quarter ended September 30, 2001). If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

Our failure to increase our revenues may prevent us from being profitable in future periods.

     We have large fixed expenses and net revenues have declined over the past year. There can be no assurances that net revenues will grow or that we will be profitable in future periods.

Although our customer base has increased substantially, there are still a limited number of customers who comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect.

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

Our business is subject to risks from global operations.

     We conduct significant sales and customer support operations in countries outside of the United States and also depend on manufacturing operations not based in the Unites States of our contract manufacturers. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; and difficulties in staffing and managing international operations. Any or all of these factors could adversely impact our business and financial results.

Our products are highly technical and if they contain undetected software or hardware errors, our business could be adversely impacted.

     Our products are highly technical and are designed to be deployed in very large and complex networks. Certain of our products can only be fully tested when deployed in networks that generate high amounts of data and/or voice traffic. As a result we may experience errors in connection with such product and for new products and enhancements. Any defects or errors in our products discovered in the future could result in loss of or delay in revenue, loss of customers, increased service and warranty cost all of which could adversely impact our business and our results of operations.

We depend on key personnel to manage our business effectively in a rapidly changing market and if we are unable to retain or hire key personnel, our ability to develop, market and sell products could be harmed.

     Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel. None of the officers or key employees is bound by an employment agreement for any specific term.

     The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of and negatively impact our ability to develop, market or sell our products.

Any acquisition we make could disrupt the business and harm our financial condition.

     We have made and may continue to make acquisitions and investments in order to enhance our business. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire.

     We intend to make investments in complementary companies, products or technologies. In the event of any such investments or acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur debt, assume liabilities, incur amortization expenses related to purchases of intangible assets, or incur large and immediate write-offs.

We are a party to lawsuits, which, if determined adversely to us, could result in the imposition of damages against us and could harm our business and financial condition.

     We and certain of our former officers and current and former members of our board of directors are subject to various lawsuits brought by classes of stockholders alleging, among other things, violations of federal and state securities laws breach of various fiduciary obligations. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor. Any losses resulting from these claims could adversely affect our profitability and cash flow.

We could become subject to litigation regarding intellectual property rights, which could seriously harm the business.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we are not involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights and may require us to stop selling, incorporating or using products that use the challenged intellectual property. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.

Necessary licenses of third-party technology may not be available to us or may be very expensive.

     We integrate third-party licensed technology in certain of our products. From time to time we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. Our inability to maintain or re-license any third party licenses required in our current products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could seriously harm our business, financial condition and results of operations.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

     Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, including many of which are outside of our control and any of which may cause our stock price to fluctuate.

     The factors that may impact the unpredictability of our quarterly results include the reduced visibility into customers’ spending plans, the changing market conditions, which have resulted in some customer and potential customer bankruptcies, a change in the mix of our products sold, from higher priced core products to lower priced edge products, and long sales and implementation cycle. As a result, we believe that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of public market analysts and investors in which case the price of our common stock may fall.

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

     With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. We currently purchase several key components, including ASICs, from single or limited sources. We may not be able to develop an alternate or second source in a timely manner, which could hurt our ability to deliver product to customers. If we are unable to buy these components on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investments and long-term debt obligations. We maintain investment portfolio holdings of various issuers, types, and maturities. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity. To reduce our risk we place our investments with high credit quality issuers and, by policy, limit the amount invested in any one issuer.

Foreign Currency Risk

     The majority of our revenue and expenses are transacted in U.S. dollars. However, since we have sales and service operations outside of the U.S., we do have some transactions, which are denominated in foreign currencies, primarily the Japanese yen, Hong Kong dollar, British pound, and the Euro.

     We enter into foreign exchange forward contracts to partially offset the impact of currency fluctuations on certain anticipated cash flows and intercompany balances or other assets or liabilities denominated in non-functional currencies. We do not expect gains or losses on these contracts to have a material impact on our financial results. We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with credit worthy financial institutions.

Item 4. Controls and Procedures

     (a)  Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

     (b)  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

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

     In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, Fleetboston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999. Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. The Company believes the claim is without merit and intends to defend the action vigorously.

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and an amended complaint was filed in July 2002. In September 2002, the defendants moved to dismiss the amended complaint. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the action vigorously.

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company's officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also purports to assert claims against a Juniper investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint.

Item 2. Changes in Securities and Use of Proceeds

     During the three-month period ended September 30, 2002, 36,500,000 shares of common stock were issued pursuant to the exemption from registration under Rule 3a-10 promulgated under the Securities Act of 1933 by the Company in connection with the acquisition of Unisphere Networks, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Juniper Networks, Inc. was held on May 8, 2002 at The Historic Del Monte Building, 100 South Murphy Street, Third Floor, Sunnyvale, California 94086. Of the 331,132,540 shares outstanding as of March 15, 2002 (the record date) 277,661,849 shares (83.9%) were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect two members of the Company’s Board of Directors.

	Votes For	Withheld

William R. Hearst III	270,364,549	7,297,300
C. Richard Kramlich	270,342,273	7,319,576

2.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002.

Votes for:	274,315,531
Votes against:	3,192,596
Abstained:	153,722

3.	For the Board of Directors of Juniper Networks to adopt a policy that Juniper Networks shall not re-price to a lower exercise price any stock option already granted to an employee or director of Juniper Networks, without the approval of the holders of a majority of Juniper Networks’ issued and outstanding shares of common stock.

Votes for:	70,257,857
Votes against:	83,785,827
Abstained:	675,954

Item 6. Exhibits and Reports on Form 8-K

     (a)  List of Exhibits:

     99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K on July 12, 2002, as amended on August 13, 2002, to report under Item 5 the completion of our acquisition of Unisphere Networks, Inc., a Delaware corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNIPER NETWORKS, INC

/s/ Marcel Gani

Marcel Gani Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 7, 2002

CERTIFICATIONS

I, Scott Kriens, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Juniper Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Scott Kriens

Name:	Scott Kriens
Title:	Chairman and Chief Executive Officer
Date:	November 7, 2002

I, Marcel Gani, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Juniper Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Marcel Gani

Name:	Marcel Gani
Title:	Chief Financial Officer
Date:	November 7, 2002

INDEX TO EXHIBITS

Number	Description

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-