Form 10-K
period 2002-12-31
JUNIPER NETWORKS INC
filed 2003-03-11
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26339

JUNIPER NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0422528

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1194 North Mathilda Avenue Sunnyvale, California 94089	(408) 745-2000

(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common stock, $0.00001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [X] No [  ]

As of February 28, 2003 there were 376,289,841 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $1,333,111,000 (based on the closing price for the Common Stock on the NASDAQ National Market on June 28, 2002).

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2002.

PART I

This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of Juniper Networks that are based on current expectations, estimates, forecasts, and projections about the industry in which Juniper Networks operates and the beliefs and assumptions of the management of Juniper Networks. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ’intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports Juniper Networks files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-Q, each as it may be amended from time to time. Juniper Networks undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. Business

     Overview

     We are a leading provider of network infrastructure solutions that transform the business of networking by converting bandwidth — a commodity — into a dependable, secure and highly valuable corporate asset. Our products, services and solutions enable service providers and other network-intensive businesses to support and deliver services and applications on a highly efficient and low cost integrated network. Our products are designed and purpose-built for service provider networks and offer our customers best-in-class performance with less complexity and cost than legacy alternatives. Unlike conventional routers, originally developed for enterprise applications and increasingly inadequate for use in the highly scaled public and private networks, our products are specifically designed to accommodate substantial size, scope and security demands.

     We lead the industry in transforming packets into profit for network service providers, wireless and cable operators, government agencies, research and education networks and information-intensive enterprises. Our acquisition of Unisphere Networks, Inc., completed in July 2002, has enabled us to extend our ability to supply shared access applications expertise to the leading service providers, carriers and PTTs throughout the world.

     We were incorporated in California in 1996 and reincorporated in Delaware in 1997 with our corporate headquarters in Sunnyvale, California. Our corporate mailing address is 1194 North Mathilda Avenue, Sunnyvale, California 94089 and the telephone number at that location is (408) 745-2000. Our website is www.juniper.net.

     Industry Background

     The Internet has evolved from an academic research project into a network of hundreds of separately administered, public and private networks interconnected using Internet Protocol (IP). IP traffic continues to grow, driven by increasing numbers of new users, connected devices and Internet transactions. The result of the widespread use of IP is a ubiquitous network that today carries a large and growing amount of data traffic enabling millions of users to share information and conduct electronic commerce. Industry research firms forecast continued growth worldwide in the Internet and Internet traffic. The importance of IP continues to increase as the number of users, connected devices and transactions over the highly scaled public and private networks increases.

     The rapid adoption of the Internet and the tremendous growth of IP traffic have prompted service providers to construct large-scale data networks. These highly scaled public and private networks are being optimized to transport data traffic as compared to traditional telephone networks, which were optimized to transport voice traffic. The architecture of these next generation networks is being driven by two key technologies: packet/cell switching and optical networking.

     Advantages of Packet/Cell Switching. Packet/cell switching technology, which divides data traffic into distinct units called packets or cells and routes each packet or cell independently, provides superior use of available network capacity compared to traditional circuit switching technology. In a circuit switched network, each data stream, such as a voice telephone call between two points, is provided with a dedicated channel, or circuit, for the duration of the telephone call. This approach leads to inefficient use of network resources because a channel is fully dedicated to each transaction, whether or not data is actually flowing at any given moment. As a result, circuit switched architecture is highly inefficient for Internet applications which tend to create large bursts of data traffic followed by long periods of silence. Packet/cell switching architectures enable greater utilization out of a fixed capacity circuit by combining traffic that has different capacity demands of the circuit at different times. Packet/cell switches more efficiently fill the available network bandwidth with packets of data from many users, thereby reducing the wasted bandwidth due to silence from any one particular user. The use of packet/cell switching is driving the architecture of the Internet to be fundamentally different from traditional circuit switched voice based networks. In packet/cell switched networks, IP has emerged as the de facto standard for providing services to end users. Other packet/cell switching products include frame relay switches, asynchronous transfer mode (ATM) switches and routers.

     Rapid Advances in Optical Networking. Optical networking technology uses pulses of light, rather than pulses of electricity, to transmit data in a network, and uses fiber optic connections instead of wires. Optical networking can be used to transmit much more information over a given connection than electrical signals can convey. Optical networking advances, such as dense wavelength division multiplexing, or DWDM, which allows transmission of several frequencies of light over one strand of optical fiber, have enabled still higher data transmission rates and improved efficiency of bandwidth utilization. Packet/cell technologies have not kept up with optical technologies and traditional packet switching equipment is not capable of forwarding packets at rates sufficient to keep pace with optical transmission speeds. Our IP-based products are purpose-built to meet these requirements.

     Fundamental Requirements for Highly Scaled Public and Private Networks

     The reliability and performance of current network infrastructure equipment have become and continue to be critical issues for service providers as they support dramatic growth in IP traffic and increasingly seek to offer new revenue generating, mission-critical and other services. The need for high reliability, high performance, high performance under stressful conditions, scalability, interoperability and cost effectiveness are fundamental requirements in meeting the needs associated with the growth in IP traffic. New requirements will continue to arise for next generation networks, which will drive a set of new requirements for network infrastructure equipment.

     High Reliability. As businesses and consumers increasingly rely on the Internet for mission-critical applications, high network reliability becomes essential. Service providers are increasingly expected to provide a similar degree of reliability on the Internet that users have become accustomed to on the traditional telephone network. The “five nines” (99.999%) reliability standard of the traditional telephone network is becoming the target to which suppliers of next-generation Internet platforms are being compared. As service providers begin to bundle voice and data on their networks, this high degree of reliability is becoming even more critical.

     High Performance. To handle the rapid growth in IP traffic, today’s networks increasingly require routers that can operate at higher speeds. The processing of data packets at these high speeds requires sophisticated forwarding technology to inspect each packet and assign it to a destination based on priority, data type and other considerations. Since a large number of IP packets, many of which perform critical administrative functions, are small in size, high performance Internet routers need to achieve their specified transmission speeds even for small packet sizes. Since smaller packets increase packet processing demands, routing large numbers of smaller packets tends to be more resource intensive than routing of larger packets. A wire speed router, which achieves its specified transmission rate for any type of traffic passing through it, can accomplish this task. Thus, provisioning of mission-critical services increasingly requires the high performance enabled by wire speed processing.

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

     Scalability. Due to the rapid growth in IP traffic, service providers must continuously expand their networks, both in terms of increased numbers of access points of presence (PoPs), and also greater capacity per PoP. To facilitate this expansion process, network infrastructure equipment must be highly scalable. Next generation routers therefore need to be upgradeable and configurable to function within constantly changing networks while incurring minimal downtime.

     Interoperability. Service providers do not have the time or inclination to change their existing networks to favor introduction of new products; rather, new products must be compatible with the existing environment. Given the open and inter-connected nature of the Internet, the complexity of running an Internet backbone network requires a service provider to control and police relations with other service providers. For example, service providers must carefully control what traffic is accepted under what conditions from other providers. The software in each router must offer 100% compatibility with the interior protocols and standards used within each service provider’s backbone network. The compatibility level must be maintained despite changes to software equipment configuration and network architecture and upgrades to the various protocol standards. Thus, routing software must be flexible and quickly upgradeable to support any necessary revisions. This level of compatibility, in turn, cannot impact the performance, scalability or reliability of the equipment. Attaining this sophisticated level of interoperability is highly challenging and requires significant testing to ensure compatibility.

     Cost Effectiveness. Growth in IP traffic and intense price competition in the telecommunications market continues to require service providers to seek solutions that significantly reduce the capital expenditures required to build and operate their networks. In addition to the basic cost of equipment such as routers, service providers incur substantial ancillary costs in terms of space required to deploy the equipment, power consumption and on-going operations and maintenance. Service providers therefore want to deploy dense and varied equipment configurations in limited amounts of rack and floor space. Therefore, in order to continue to scale their networks toward higher data speeds in a cost effective manner, service providers need the ability to mix and match easily many different speed connections at appropriate densities, without significantly increasing the consumption of space or power.

     There is a clear need for next generation routers that can support high speeds and offer new IP-based services. Network operators are eagerly seeking new solutions that increase the level of scalability and reliability within their networks and reduce the cost of their architectures.

     The Juniper Networks Solution

     We developed, marketed and sold the first commercially available purpose-built Internet backbone router optimized for the specific high performance needs of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created. Our products are designed to address the needs at the core and the edge of the network as well as for wireless and cable access by combining the features of high-performance ASIC-based packet forwarding technology, our software and a network-optimized architecture.

     Software. Our software has been designed to meet the IP network routing, operations and control requirements of the world’s largest service providers and is an integral embedded component of our product family system architecture. The ability of our software to manage the complex network sharing relationships among service providers allows our products to be placed at critical points in the core of a service provider’s network. Our software allows our products to have widespread network placement due to its interoperability with Cisco’s Internetwork Operating System, or IOS, currently the most broadly deployed routing operating system.

     Unconstrained by legacy routing software, we developed our software using a modular design, in which distinct functions are implemented as separate modules with well defined interfaces and interactions, simplifying troubleshooting and maintenance. These features keep functionality distinct, and minimize the impact of any failure that may occur to the specific software application in which the failure occurs. Also, we believe the modularity of our software will enable the continuous upgrade of new enhanced capabilities, while protecting reliability and compatibility with existing networks.

     High Performance ASIC-Based Packet Forwarding Technology. Our products utilize high performance ASIC-based technology. The result is a platform that is substantially faster than today’s general purpose microprocessor based routers in its ability to process and forward IP packets, allowing our products to deliver high performance at wire speed. The ability to enhance and implement large scale ASICs will be a long-term differentiator for us, particularly as the sophistication required to forward traffic across higher speed networks increases.

     Network Optimized Architecture. Our products employ an architecture designed exclusively for the highly scaled public and private networks. The system architecture provides a clean separation between the routing and packet-forwarding functions. Separating these two functions enables us to develop independently a full-featured routing protocol and traffic engineering functionality through our software and wire speed packet forwarding performance through high performance ASICs.

     Juniper Networks Products. Our products have been developed or acquired as part of our strategy to provide the reliable delivery of core, edge, wireless and cable Internet services at scale for the New Public Network.

     As part of our product and services offerings, our Model for Integrated Network Transformation (MINT) provides a business and network framework that enable service providers to transition from a commodity transport business model to a more lucrative, value-added services model. Technologies such as IP routing, multi-protocol label switching (MPLS) and Packet Processing have been successfully deployed in a number of service provider networks for a number of years and have now been enhanced and matured to a degree that they can now be applied to solving issues such as the supply of new IP based services and consolidating legacy networks.

     The MINT provides an operational approach to apply the technologies appropriate to the revenue opportunities being presented to our customers. The MINT advocates a software based approach in the provision of services similar to the model that has proved to be successful in the telephony market. It defines a new operational model for service providers to address the data communications market by:

•	addressing underserved markets with new services and a low touch/low cost operational model improving the profitability of these service; and

•	supporting existing services such as Frame Relay, ATM, Internet access with a better cost model – the same service but a better cost model.

     Our M-series and T-series product platforms share common software and services, and common family of ASIC technology for full compatibility and scalability. Critical service provider applications including high-speed access, peering, and hosting are served by our platforms. Physical interfaces are interchangeable between most platforms, increasing user flexibility and allowing common sparing. Our solution provides several key benefits to our customers: carrier class reliability, wire speed performance, scalability, interoperability, flexibility, reduced complexity and cost effectiveness. The M-series and T-

series products leverage our third generation of high-density silicon and the same proven JUNOS software that is common across all of our M-series and T-series platforms to ensure continuous and predictable service delivery, while minimizing capital and operational costs. This ensures network service providers migrating ATM and FR traffic to MPLS transport are able to do so smoothly and seamlessly without disruption to customer applications.

     Our E-series products are designed to allow simultaneous delivery of high-speed services over dedicated connections, such as T1, T3 and optical interfaces, as well as over DSL, cable and wireless connections from a single system. By delivering multiple high-speed access services from a single system, our products reduce the need to purchase, install and operate multiple pieces of equipment. The combination of our software and hardware allows communications service providers to deploy new high-value data services. Our E-series products support value-added data services for business-critical applications across the Internet, such as virtual private networks and priority service levels, or IP quality of service.

     Our J-series product, developed together with Ericsson A.B., provides a scalable solution for both GPRS and WCDMA networks and supports wireless operators in their evolution from voice-centric GSM networks to the new multimedia-rich 3G networks. Through the use of consistent software features in our M-series routers and the new Ericsson GGSN application software, operators gain scalability advantages, including the ability to natively offer the latest IPv6 standard for IP networking—which includes advanced quality of service (QoS) features, as well as vast new IP addressing capabilities. The J-series products natively support high packet-forwarding performance and robust, standards-based QoS capabilities—including support for Differentiated Services (DiffServ), Multi-Protocol Label Switching (MPLS), and all four 3GPP R3 QoS classes. The result is the first carrier-class GGSN capable of handling demanding high-speed data multimedia services such as streaming video, real-time gaming, videoconferencing and live application sharing. The J-series products can be integrated into an existing backbone network and the operator gains with ease of deployment and cost-of-ownership benefits through using the same infrastructure for GPRS/WCDMA and other types of IP access. We sell the J-series products exclusively through our reseller Ericsson.

     The G-series products, based on CableLabs® DOCSIS™ 1.1 and interim PacketCable specifications, combine the CMTS with our M-series routers allowing cable operators to efficiently deliver advanced IP services, including VoIP through two-way cable plants, and offer interoperability with call management servers, media gateways, billing and provisioning systems and multimedia terminal adapters. The G-series products utilize a purpose-built DOCSIS-compliant integrated circuit – the Broadband Cable Processor ASIC, to allow cable operators to deliver more bandwidth for advanced IP services and with superior RF performance and thereby simultaneously supporting a higher number of cable modems and to lower capital expenses.

     The Juniper Networks Strategy

     Our objective and strategy is to transform the business of networking by converting bandwidth, which is a commodity, into a dependable, secure and highly valuable corporate asset. Our technological leadership and problem solving abilities combined with our experience and fundamental understanding of high performance Packet Processing will help us in meeting our objectives. Key elements of our strategy are described below.

     Maintain and Extend Technology Leadership. Our ASIC technology, software and network-optimized product architecture have been key elements to establishing our technology leadership. We believe that these elements are highly leverageable into future products we are currently developing. We intend to maintain and extend our technological leadership in the network infrastructure market through continued significant investment to enhance the feature richness of our products and to develop future differentiated offerings for service providers.

     Leverage Early Lead as Supplier of Purpose-Built Network Infrastructure. From inception we have focused on designing and building network infrastructure for service providers and have integrated purpose-built software and hardware into a network optimized architecture that specifically meets service providers’ needs. We believe that many of these customers will deploy network infrastructure equipment from only a few vendors. The purpose-built advantages of our products provide us with a time-to-market lead, which is a critical advantage in gaining rapid penetration as one of these selected vendors. Once our products are widely deployed in a service provider’s network as the primary or even secondary network infrastructure equipment, we believe we create a significant barrier to entry to potential competitors who do not currently offer commercially-viable next generation routing solutions.

     Work Very Closely With Key Customers. In developing our products, including our software, we worked very closely with customers to design and build a product specifically to meet their complex needs and, over the last four years, we have expanded our understanding of the challenges facing these carriers, enabling us to subsequently design additional features and capabilities into both our software and hardware. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployment to date. We plan to continue to work very closely with our key customers to implement enhancements to current products as well as to design future products that specifically meet their evolving needs. We are also actively involved with these customers in developing key standards, such as MPLS, and are an active participant in standards organizations such as the Internet Engineering Task Force and the Optical Internetworking Forum.

     Increase Penetration at Major Service Providers. Our initial focus was to penetrate several of the largest service providers, where operators have the technical sophistication, resources and desire to test and evaluate our solution against potential alternatives. We believe that there is a significant opportunity to further penetrate these large and complex networks given the advantages of our products.

     Enable New IP-Based Services. Our platform enables service providers to build networks cost effectively and to offer new differentiated services for their customers more efficiently than conventional products. We believe that the delivery of IP-based services and applications, including web hosting, outsourced Internet and intranet services, VPNs, outsourced enterprise applications and voice-over IP, will continue to grow and are cost-effectively enabled by our network infrastructure solutions.

     Technology

     Our core technology consists of our backbone router architecture, software and ASIC hardware expertise. Our general-purpose architecture was initially embodied in the M40, but also is designed to serve as the platform for our future generations of core products. We have products based on our M-series and T-series platforms, our E-series platforms, our J-series platform and our G-series platform.

     Our software offers a full suite of scalable, Internet-tested routing protocols. Protocols and software tools, which are used to control and direct network traffic, are critical to a network routing solution. Software control is made more important by the fact that the size and complexity of backbone networks are increasing at a time when service providers are looking to differentiate themselves through value-added service offerings.

     Customers

     Our customers include end users and value added resellers. We recognize revenue from the shipment of products at the time of shipment unless we have future obligations for network interoperability or if we have to obtain customer acceptance. In those cases, we defer recognition of the revenue and related costs until we have met our obligations.

     Ericsson accounted for approximately 17% of our recognized product revenues for the year ended December 31, 2002.

     Sales and Marketing

     We sell and market our products primarily through our direct sales organization and value-added resellers.

     Direct Sales. Our North American direct sales organization is divided into regional operations with our direct sales efforts focused on the largest service providers. The direct sales account managers cover the market on an assigned account basis and work as a team with account oriented systems engineers. They are directed by a regional operations manager who reports to the North American Vice President of Sales. We also have technical engineers that consult with and provide our customers with guidance and assistance on the evolution of their networks as it relates to the deployment of our products. These consulting engineers also help in defining the features that are required for our products to be successful in specific applications. A key feature of our sales effort is the relationship we establish at various levels in our customers’ organization. Our sales team maintains contact with key individuals who have service planning and infrastructure buildout responsibility.

     Value Added Resellers. We have complemented our direct sales effort in the United States through the addition of several highly focused value added resellers. Our arrangements with value added resellers typically have been non-exclusive and provide the value added reseller with discounts based upon the volume of their orders.

     Strategic Distribution Relationships. We have established a strategic distribution relationship with both Ericsson A.B. and Siemens A.G. We believe that both Ericsson and Siemens have significant customer relationships in place and offer products that complement ours. Our agreements with Ericsson and Siemens allow them to distribute our products on a worldwide, non-exclusive basis with discounts based upon the volume. Ericsson and Siemens provide the first level of support to its customers.

     International Resellers. We have established, in addition to Ericsson and Siemens, strategic value added reseller relationships with Nortel and Alcatel to sell and service our products on a worldwide non-exclusive basis. To further our international sales objectives, we also have established a number of country specific value added resellers. These resellers have expertise in deploying complex network infrastructure equipment in their respective markets and provide the first level of support required by our international customers.

     As of December 31, 2002, we employed 410 people in our sales and marketing organizations.

     Customer Service and Support

     We believe that a broad range of support services is essential to the successful installation and ongoing support of our products and we have hired support engineers with proven network experience to provide those services. We offer the following services: 24 hours a day, seven days a week technical assistance (on-line, telephone and on-site), professional services, educational services, logistics services and web-based information.

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

     Customer service and support provide front line product support and is the problem resolution interface to our partners and direct end users. If customer service and support are unable to resolve an issue themselves, they duplicate the problem scenario and provide the failure information, such as logs, traces and system configuration to appropriate subject matter experts in our engineering department.

     Based on the severity of the problem and the impact to our customers’ network, there are strict escalation guidelines to ensure that the appropriate technical resources and management attention is brought to bear on the problem in a timeframe commensurate with problem priority. The overall goal is to fix the problem, at the appropriate level, in the right timeframe in order to ensure our customers’ satisfaction.

     As of December 31, 2002, we employed 165 people in our worldwide customer service and support organization.

     Research and Development

     We have assembled a team of skilled engineers with extensive experience in the fields of high end computing, network system design, Internet routing protocols and embedded software. These individuals have been drawn from leading computer data networking and telecommunications companies. In addition to building complex hardware and software systems, the engineering team has experience in delivering very large, highly integrated ASICs and extremely scalable software.

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our product and service offerings. We are leveraging our third generation ASICs, developing additional network interfaces targeted to our customer applications and continuing to develop next generation technology to support the anticipated growth in network bandwidth requirements. We continue to expand the functionality of our software to improve performance and scalability, and to provide an enhanced user interface.

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

     As of December 31, 2002, we employed 704 people in our research and development organization.

     Our research and development expenses totaled $161.9 million for the year ended December 31, 2002, $155.5 million for the year ended December 31, 2001 and $87.8 million for the year ended December 31, 2000.

     Manufacturing

     Our manufacturing operation is outsourced. We currently have manufacturing relationships with Solectron, Celestica and Plexus, under which we have subcontracted our manufacturing activity. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control and shipment to our customers. We design, specify and monitor all of the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

•	we conserve the working capital that would be required for funding inventory;

•	we can adjust manufacturing volumes quickly to meet changes in demand;

•	we can quickly deliver products to customers with turnkey manufacturing and drop shipment capabilities; and

•	we operate without dedicating any space to manufacturing operations.

     Our ASICs are manufactured by IBM who is responsible for all aspects of the production of the ASICs using our proprietary designs.

     Competition

     Competition in the network infrastructure market is intense. Cisco Systems, Inc. has historically dominated the market, with other companies such as Nortel Networks and Lucent Technologies Inc. providing products to a smaller segment of the market. In addition, a number of public and private companies have announced plans for new products to address the same problems that our products address.

     Cisco traditionally has been the dominant supplier of solutions to this market. We believe this is the result of its early leadership position in the enterprise router market. As both large public and private networks and traffic over the Internet has grown rapidly, Cisco has leveraged this position and has developed a broad product line of routers that support all major local area and wide area interfaces. We believe that our ability to compete with Cisco depends upon our ability to demonstrate that our products are superior in meeting the needs of service providers and are extremely compatible with Cisco’s current and future products. Although we believe that we are currently among the top providers of network infrastructure solutions worldwide, we cannot assure you that we will be able to compete successfully with Cisco, currently the leading provider in this market.

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

     There are also many small public and private companies that claim to have products with greater capabilities than our products. Consolidation in this industry has begun, with one or more of these smaller private companies being acquired by large, established suppliers of network infrastructure products, and we believe it is likely to continue. As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have.

     Several companies also provide solutions that can substitute for some uses of routers. For example, high bandwidth ATM switches are used in the core of certain major backbone service providers. ATM switches can carry a variety of traffic types, including voice, video and data, using fixed, 53 byte cells. Companies that use ATM switches are enhancing their products with new software technologies such as MPLS, which can potentially simplify the task of mixing routers and switches in the same network. These substitutes can reduce the need for large numbers of routers.

     Intellectual Property

     Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our engineering teams have significant expertise in ASIC design and we own all rights to the design of the ASICs, which form the core of our products. Our software was developed internally and is protected by United States and other copyright laws.

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

     Employees

     As of December 31, 2002, we had 1,542 full-time employees, 704 of whom were engaged in research and development, 410 in sales and marketing, 165 in customer service and 263 in finance, administration, IT and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

     Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of who is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel in the future.

     Available Information

     We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

     You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.juniper.net, by contacting the Investor Relations Department at our corporate offices by calling (888) 586-4737 or by sending an e-mail message to investor-relations@juniper.net.

ITEM 2. Properties

     Our corporate headquarters consists of leased facilities located in Sunnyvale, California where we lease approximately 424,825 square feet located in three buildings. Each building is on an individual lease with various option, extension and expansion rights and expire on the following schedule: Building #1 (144,315 square feet) expires June 30, 2012, Building #2 (122,435 square feet) expires February 14, 2013 and Building #3 (158,075 square feet) expires May 31, 2014. We also own approximately 80 acres of land adjacent to the leased corporate headquarters sites.

     In addition, we have leased facilities in Westford, Massachusetts, with a lease for approximately 225,000 square feet, which expires in 2011. We also lease various sales office locations throughout the U.S. Outside the U.S., we have operations in leased sites in EMEA, Asia Pacific and the Americas. Larger site locations include Ireland, the United Kingdom, the Netherlands, Hong Kong, China, Japan and Australia. We believe that our existing properties are in good condition and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Note 8 of Notes to the Consolidated Financial Statements in Item 8.

ITEM 3. Legal Proceedings

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

     IPO Allocation Case

     In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999. Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other companies. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and an amended complaint was filed in July 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the amended complaint. In March 2003, the judge granted defendants motion to dismiss with leave to amend. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. Plaintiffs must file an amended complaint on or before May 12, 2003. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock has been quoted on the NASDAQ National Market under the symbol “JNPR” since June 25, 1999. Prior to that time, there was no public market for the common stock. All stock information has been adjusted to reflect the three-for-one split, effected in the form of a stock dividend to each stockholder of record as of December 31, 1999 and a two-for-one split, effected in the form of a stock dividend to each stockholder of record as of May 15, 2000. Juniper Networks has never paid cash dividends on its common stock and has no present plans to do so. There were approximately 1,623 stockholders of record at February 28, 2003. The following table sets forth the high and low closing bid prices as reported on NASDAQ:

2001	High	Low

First quarter	$136.62	$37.96
Second quarter	$65.58	$28.30
Third quarter	$31.76	$9.70
Fourth quarter	$27.01	$9.29
2002

First quarter	$21.99	$9.32
Second quarter	$13.23	$5.13
Third quarter	$9.21	$4.58
Fourth quarter	$9.85	$4.43

     On February 1, 2002, March 14, 2002, June 20, 2002 and October 31, 2002, 126,743, 271,974, 519,510 and 1,000,769 shares respectively, were issued to former stockholders of Pacific Broadband Communications (“PBC”) as part of an earnout associated with our acquisition of PBC in December 2001. The issuance was exempt from registration under the Securities Act of 1933.

     On July 1, 2002, we issued 36,500,000 shares of common stock to the stockholders of Unisphere Networks, Inc. (“Unisphere Networks”) in connection with the acquisition of Unisphere Networks. The issuance was exempt from registration pursuant to Rule 3a-10 promulgated under the Securities Act of 1933.

ITEM 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto in Item 8 “Financial Statements and Supplementary Data.”

     The information presented below reflects the impact of several accounting pronouncements, which makes a direct comparison between 2002 and 2001 difficult. For example, in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations,” we have only included revenue, cost of revenues and operating expenses from Unisphere Networks, Inc., which was acquired in July 2002, for the second half of 2002. The results for 2003 will include a full year of results for the combined companies. For a complete description of matters affecting the results in the tables below, see Note 3 “Acquisitions,” Note 4 “Goodwill and Purchased Intangible Assets” and Note 9 “Long-Term Debt” of Notes to the Consolidated Financial Statements in Item 8.

Consolidated Statement of Operations Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Net revenues	$546,547	$887,022	$673,501	$102,606	$3,807
Operating income (loss)	$(127,037)	$40,863	$194,089	$(14,620)	$(32,270)
Net income (loss)	$(119,650)	$(13,417)	$147,916	$(9,034)	$(30,971)
Net income (loss) per share
Basic	$(0.34)	$(0.04)	$0.49	$(0.05)	$(0.40)
Diluted	$(0.34)	$(0.04)	$0.43	$(0.05)	$(0.40)
Shares used in computing net income (loss) per share
Basic	350,695	319,378	304,381	189,322	77,742
Diluted	350,695	319,378	347,858	189,322	77,742

Consolidated Balance Sheet Data

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Cash, cash equivalents and short-term investments	$578,471	$989,642	$1,144,743	$345,958	$20,098
Working capital	$438,905	$883,829	$1,132,139	$322,170	$14,432
Total assets	$2,614,669	$2,389,588	$2,103,129	$513,378	$36,671
Total long-term liabilities	$942,114	$1,150,000	$1,156,719	$–	$5,204
Total stockholders’ equity	$1,430,531	$997,369	$730,002	$457,715	$17,065

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to sales returns, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangibles, contract manufacturer exposures for excess and obsolete material, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Overview

     Juniper Networks, Inc. (“Juniper Networks” or “we”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. The world’s leading network operators, government agencies, research and education institutions, and information intensive enterprises now rely upon us as the foundation for uncompromising networks.

     Critical Accounting Policies

     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts general and administrative expenses;

•	the valuation of exposures associated with the contract manufacturing operations and estimating future warranty costs, which impact cost of product revenues and gross margins; and

•	the initial and continuing valuation of certain long-lived assets, especially goodwill and other purchased intangible assets, which could result in an impairment, which would impact operating expenses.

     We have other equally important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy not a judgment as to policy itself. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates.

     Revenue Recognition

     We recognize product revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless we have future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, we recognize product revenue upon shipment to our customers, including resellers, as it is our policy to ensure an end user has been identified prior to shipment. Our ability to recognize revenue in the future will be impacted by conditions imposed by our customers and by our assessment of collectibility. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is not reasonably assured, revenue is deferred until the payment is collected.

     The amount of product revenue recognized in a given period is also impacted by our judgments taken in establishing our reserve for potential future product returns. Although our arrangements do not include any contractual rights of return, and our general policy is that we do not accept returns, under unique circumstances we have and may in the future accept product returns from our customers. Therefore, we do provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. In addition, we get input from our sales and support organizations with respect to specific customer issues. The amount of revenue we recognize going forward will be directly impacted by our estimates made to establish the reserve for potential future product returns.

     Allowance for Doubtful Accounts

     We make ongoing assumptions relating to the collectibility of our accounts receivable. In determining the amount of the allowance, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. Our reserves have historically been adequate to cover our actual credit losses. However, since we cannot predict future changes in the financial stability of our customers or the industries that we sell to, we cannot guarantee that our current level of reserves will continue to be adequate. If actual credit losses were to be significantly greater than the reserves we have established, that would increase our general and administrative expenses. Conversely, if actual credit losses were to be significantly less than our reserves, our general and administrative expenses would decrease.

     Contract Manufacturer Exposures

     We outsource the majority of our manufacturing, repair operations and supply chain management operations to our three independent contract manufacturers. Accordingly, a significant portion of the cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture products based on build forecasts we provide them. Our forecasts are based on our estimates of future demand for our products. Our estimates of future demand for our products are based on historical trends and a bottoms-up analysis from our sales and support organizations, adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we have contractual liabilities and exposures with all of the contract manufacturers, such as carrying costs and excess material exposures, which would have an adverse impact on our gross margins and profitability. The majority of the factors that affect component usage and demand for our products are outside of our control.

     Warranty Reserves

     We offer a one-year warranty on all of our hardware products as well as a 90-day warranty on the software embedded in the products. The warranty generally includes parts, labor and 24-hour service center support. The specific terms and conditions of those warranties may vary depending on the products sold and the locations into which they are sold. We estimate the costs that may be incurred under our warranty obligations and record a liability and charge to cost of product sales in the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, our estimates of anticipated rates of warranty claims and costs per claim. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

     Valuation of Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization. We adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. For business combinations consummated before July 1, 2001, goodwill was amortized through December 31, 2001 using the straight-line method over an estimated useful life of three years. Goodwill is not amortized for business combinations consummated after June 30, 2001. Amortization of purchased intangibles is computed using the straight-line method over the related expected useful lives of between two and six years.

     When valuing goodwill and purchased intangible assets in connection with the initial purchase price allocation and the ongoing evaluation for impairment, we estimate future cash flows and useful lives. These estimates include discounting to present value the free cash flows expected to be generated by the products with which the technology or other identified intangibles is associated and the periods of time with which the products will be in demand. We perform goodwill impairment tests annually and on an interim basis in certain circumstances. We performed an impairment analysis as of January 1, 2002 and again in November 2002 and determined that there was no impairment of the goodwill at either time. In addition, we review each purchased intangible asset quarterly and assess if the amortization period is still appropriate. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our results of operations.

     Unisphere Business Combination

     In July 2002, we completed our acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation which is a subsidiary of Siemens A.G. (“Siemens”). Following the acquisition and during the remainder of 2002, Siemens, itself and through its local country affiliates, was one of our significant resellers. Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” we have included in our results of operations for 2002 the results of Unisphere from July 1, 2002. The Unisphere acquisition resulted in significant impacts to revenue, cost of revenues and all operating expenses for the second half of 2002. The results for 2003 will include a full year of results of the combined companies.

     Results of Operations

     Net Revenues

     The following table shows product and service net revenues for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,

		% of Net		% of Net		% of Net
	2002	Revenues	2001	Revenues	2000	Revenues

Net revenues:
Product	$467,651	86%	$830,899	94%	$661,318	98%
Service	78,896	14%	56,123	6%	12,183	2%

Total net revenues	$546,547	100%	$887,022	100%	$673,501	100%

     Product net revenues decreased $363.2 million in 2002 compared with 2001. Our net product revenues for 2002 were derived from the sale of all of our products from 2001, plus from the sale of the following new products:

•	T-Series core Internet routers;

•	J-series wireless router, which was developed through our joint venture with Ericsson AB;

•	E-series Internet routers, which includes the product acquired through the Unisphere business combination; and

•	G-Series cable routers, which are Cable Modem Termination System (“CMTS”) products that were developed using the technology acquired through the Pacific Broadband Communications business combination.

     The decrease in product net revenues in 2002 compared with 2001 was due primarily to a decrease in the demand for our products that resulted from the generally unfavorable economic conditions throughout 2002. The decrease was also due to lower average selling prices as a result of a shift in product mix. For 2002, one customer accounted for 17% of net product revenues, compared to 2001, where three customers each accounted for 14%, 13% and 11% of net product revenues.

     Product net revenues increased $169.6 million in 2001 compared with 2000. Three of our five product platforms available during 2001 (M160, M5 and M10) were introduced during 2000 with the first full year of shipments for these products occurring in 2001 resulting in an increase in net revenues for 2001 compared to 2000. The increase in product net revenues was also the result of the continuing increase in market acceptance of our products and, especially in early 2001, the overall growth in the marketplace due to the growth of data traffic on the Internet and an increase in the number of customers and networks. One customer accounted for 18% of net product revenues in 2000.

     Service net revenues increased $22.8 million in 2002 compared with 2001. Service net revenues increased as a result of a larger installed base of customers and products. A vast majority of service revenue is from customers who previously purchased our products and enter into a service contract. In addition to service contracts, service revenue is generated from providing professional and educational services. Service contracts are typically for one-year periods and revenue is recognized ratably over the service period.

     Service net revenues increased $43.9 million in 2001 compared with 2000. The increase in service net revenues was primarily the result of a larger installed base of customers and products resulting from the continuing increase in market acceptance of our products and, especially in early 2001, the overall growth in the marketplace due to the growth of data traffic on the Internet and an increase in the number of customers and networks.

     The following table shows net revenue and the percent of total net revenues by geographic region:

	Year Ended December 31,

	2002		2001		2000

Americas	$300,022	55%	$613,819	69%	$440,894	65%
Europe	131,139	24%	171,639	19%	147,490	22%
Asia	115,386	21%	101,564	12%	85,117	13%

Total	$546,547	100%	$887,022	100%	$673,501	100%

     We experienced a shift in net revenues as a percentage of total net revenues from the Americas region to Europe and Asia in 2002 as the capital spending market in the United States declined.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin percentages for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,

		Gross		Gross		Gross
	2002	Margin %	2001	Margin %	2000	Margin %

Cost of revenues:
Product	$179,721	62%	$318,968	62%	$206,682		69%
Service	50,387	36%	53,803	4%	30,872	-	153%

Total cost of revenues	$230,108	58%	$372,771	58%	$237,554		65%

     Our gross margins are highly variable and dependent on many factors, some of which are outside of our control. We have outsourced the majority of our manufacturing, repair operations and supply chain management operations. Accordingly, a significant portion of the cost of revenues consists of payments to our three independent contract manufacturers. The independent contract manufacturers manufacture our products using quality assurance programs and standards that we established. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities in Milpitas, California, Neenah, Wisconsin and Toronto, Canada. As of December 31, 2002 two of our contract manufacturers retained title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility. As of December 31, 2002, the third contract manufacturer retained title until title is transferred to our customers upon shipment from our Westford facility, where the contract manufacturer performs final configuration, assembly, testing and packaging. As of January 31, 2003, the third contract manufacturer performs all manufacturing and final configuration, assembly, testing and packaging at its facilities and retains title to the underlying components and finished goods inventory until our customers take title upon shipment from the contract manufacturer’s facility. As of December 31, 2002, we had inventory valued at $1.4 million located at our Westford facility included in other current assets.

     Cost of product revenues decreased $139.2 million in 2002 compared with 2001. The decrease in absolute dollars was directly related to the decrease in product revenue, which was primarily a result of unfavorable economic conditions many customers experienced throughout 2002, as well as to a 2001 charge of $39.9 million for excess materials exposure with our contract manufacturers. No significant such charges were recorded in 2002 for materials exposure matters, but, in accordance with the purchase accounting rules of SFAS 141, we did recognize one-time charges of $5.1 million in 2002 relating to the Unisphere acquisition. The charge of $5.1 million included $3.6 million for backlog orders and $1.5 million for an inventory write-up adjustment. Product gross margins were flat as a result of operational costs being cut as the demand for our products decreased. We did not utilize any previously reserved inventory in 2002. We expect our product gross margins to slightly increase in 2003, as compared to 2002.

     Cost of product revenues increased $112.3 million in 2001 compared with 2000. The increase in absolute dollars was primarily related to the increase in product net revenues, as well as head count increases in our manufacturing support organizations. In addition, in 2001, we incurred a charge of $39.9 million relating to an excess materials exposure with our contract manufacturers. The decrease in product gross margins was primarily a result of costs in our manufacturing support organizations increasing more than our product revenues as we originally intended to increase the size of the organization to meet future demand; however as the economy weakened in 2001, the expected demand did not materialize. In addition, the excess materials charge of $39.9 million negatively impacted the 2001 gross margin, as compared to 2000.

     Cost of service revenues decreased $3.4 million in 2002 compared with 2001. The decrease in absolute dollars and increase in service gross margins were primarily due to realized savings in our Service organization for personnel and other related costs associated with our restructuring activities, while service revenue increased as a result of a larger installed base of customers and products. The increase in gross margin reflects the benefits of increased service revenues and a more appropriately sized service organization for our current level of operations. We expect our service gross margins to increase in 2003, as compared to 2002.

     Cost of service revenues increased $22.9 million in 2001 compared with 2000. The increase in absolute dollars is primarily related to the increase in service contracts, which necessitated head-count increases in our Service organization. The increase in gross margins was primarily a result of the Service organization being built in 2000 to meet anticipated future demand.

     Research and Development, Sales and Marketing and General and Administrative Expenses

     The following table shows research and development, sales and marketing and general and administrative expenses for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,

		% of Net		% of Net		% of Net
	2002	Revenues	2001	Revenues	2000	Revenues

Research and development	$161,891	30%	$155,530	18%	$87,833	13%
Sales and marketing	$126,803	23%	$140,407	16%	$89,029	13%
General and administrative	$34,263	6%	$37,554	4%	$21,176	3%

     The $6.4 million increase in research and development expenses in 2002 compared with 2001 was primarily a result of an increase in headcount related expenses, the use of outside services and certain overhead costs, partially offset by savings in prototype equipment. Headcount related expenses and overhead costs increased primarily due to the Unisphere acquisition. We realized savings in internally developed and prototype equipment expense during 2002 because throughout 2001 we were preparing for the release of our high-end T series products, as well as certain M-series and J-series products, and developing and testing our application specific integrated circuits (ASICS).

     The $67.7 million increase in research and development expenses in 2001 compared with 2000 was primarily related to increased salary and related personnel costs as we increased headcount to expand development efforts in new products such as T320, T640, M40e and J20.

     We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. For example, a large number of prototypes are required to build and test our products and the building and testing process occurs over a short period of time. Our ASIC development requires a payment for non-recurring engineering charges at the beginning of the process to design and develop the ASIC. We expense such charges immediately. In addition, per unit costs are payable when we purchase the prototype ASICs. With several large ASICs in our architecture, we will incur large non-recurring engineering and prototype expenses with each significant enhancement of the existing products and for any new product development. We expect to continue to devote substantial resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Although we may experience significant quarterly variability in our research and development expenses, we expect our annual research and development expenses to be flat to slightly increase in absolute dollars in the next year.

     The $13.6 million decrease in sales and marketing expenses in 2002 compared with 2001 was a result of decreases in employee and partner events, the reduced use of demonstration equipment, which is expensed immediately, and consolidation of excess facilities. To date, we have not incurred significant advertising expenses.

     The $51.4 million increase in sales and marketing expenses in 2001 compared with 2000 was primarily attributable to salaries, commissions and related expenses for personnel engaged in sales, marketing and customer engineering support functions as we increased headcount during the year. In addition, costs associated with promotional and other marketing activities such as product launches and equipment for demonstration and competitive labs contributed to the increase in 2001.

     We intend to continue to focus and expand our sales and marketing efforts across all the geographies and markets we serve in order to increase market awareness of our products and to better support our existing customers worldwide. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to slightly increase in absolute dollars in the next year as we initiate additional sales and marketing programs to support our products.

     General and administrative expenses decreased $3.3 million in 2002 compared with 2001. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting and human resources personnel, as well as recruiting expenses, professional fees, bad debt provisions and other corporate expenses. The decrease was due to savings in headcount related expenses and decreases in the use of outside services. We expect that general and administrative expenses will slightly decrease in 2003, as compared to 2002.

     General and administrative expenses increased $16.4 million in 2001 compared with 2000. The increase was primarily attributable to the costs associated with additional headcount to support increased levels of business activity, as well as increases in the bad debt provision.

     Other Operating Expenses

     The following table shows other operating expenses for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,

	2002	2001	2000

Amortization of goodwill	$–	$46,589	$10,692
Amortization of purchased intangibles and deferred stock compensation	$14,304	$76,768	$13,128
Restructuring and other	$20,229	$12,340	$–
In-process research and development	$83,479	$4,200	$10,000
Integration	$2,507	$–	$–
Charitable contribution	$–	$–	$10,000

     In July 2002, we completed the acquisition of Unisphere, a subsidiary of Siemens. Following the acquisition and during the remainder of 2002, Siemens was one of our significant resellers. The acquisition resulted in the payment of $375.0 million cash and the issuance of 36.5 million shares of our common stock with a fair value of approximately $359.9 million to the former stockholders of Unisphere. We accounted for this acquisition under the purchase method of accounting, in accordance with SFAS 141. Accordingly, we originally recorded goodwill of $769.9 million, purchased intangible assets of $74.0 million, in-process research and development (“IPR&D”) of $82.7 million and deferred compensation on unvested stock options of $0.5 million. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the goodwill is not amortized but rather we are required to test the goodwill for impairment at least annually, and at interim periods if necessary. The purchased intangible assets are being amortized over their estimated useful lives, generally between two and six years. The deferred compensation is being amortized over four years using the graded-vesting method.

     In December 2002, we adjusted the originally recorded goodwill of $769.9 by decreasing it by $2.8 million, primarily related to the valuation of certain assets where we were awaiting further information when we originally allocated the purchase price. The purchase price allocation depicted is preliminary and subject to change as we continue to obtain additional information concerning the fair values of certain liabilities of Unisphere.

     In December 2001 and 2000, we acquired Pacific Broadband Communications (“Pacific Broadband”) and Micro Magic Inc. (“Micro Magic”), respectively. We accounted for both of these acquisitions under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets of $137.5 million and $125.7 million, respectively, representing the excess of the purchase price paid over the fair value of net tangible assets acquired. The goodwill and other intangibles were being amortized over their respective useful lives, which we determined to be between two and three years. In accordance with SFAS 142, there was no goodwill amortization related to the Pacific Broadband acquisition in 2001 and beginning on January 1, 2002, we no longer amortized goodwill relating to the Micro Magic acquisition. During 2002, goodwill from the Pacific Broadband business combination increased as a result of the earn-out provisions of the acquisition agreement and decreased for certain liabilities that were accrued for at the time of acquisition that were not realized. Neither of these transactions had an impact on our results of operations for the year ended December 31, 2002.

     There was no amortization of goodwill in 2002 in accordance with SFAS 142. Amortization of goodwill increased $35.9 million in 2001 compared with 2000. The increase was a result of a full year of amortization of goodwill from the Micro Magic, Inc. acquisition.

     Amortization of purchased intangibles and deferred stock compensation decreased $62.5 million in 2002 compared with 2001. Amortization of purchased intangibles was $13.9 million and $2.7 million in 2002 and 2001, respectively. The increase was due to the acquisition of Unisphere, which contributed $7.3 million in amortization of purchased intangibles during the second half of 2002, and a full year of amortization during 2002 from the Pacific Broadband acquisition. Amortization of deferred stock compensation was $0.4 million and $74.1 million in 2002 and 2001, respectively. The primary reason for the decrease was a reversal, as required by APB 25, of $33.5 million in previously recognized stock compensation expense. This reversal related to the difference between the expense that had been previously recognized under the graded-vesting method for former employees and the expense that would have been recorded using the straight-line method. Finally, the decrease in expense is also a result of using the graded vesting method, which expenses a larger percent in the earlier months.

     Amortization of purchased intangibles and deferred stock compensation increased $63.6 million in 2001 compared with 2000. The increase was almost entirely due to a full year of amortization of purchased intangibles and deferred stock compensation from the Micro Magic acquisition.

     The amortization of purchased intangibles and deferred stock compensation will increase in 2003 as a result of a full year of amortization of purchased intangible assets acquired from Unisphere and may increase further in the future if we make other acquisitions of companies or technologies.

     During the third quarter of 2002, in connection with the acquisition of Unisphere, we approved and initiated plans to restructure the operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, we recorded restructuring expenses of approximately $14.9 million, net of a $2.6 million adjustment for costs that were not going to be incurred due to a change in estimate, associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. These costs are accounted for under EITF Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and have been included as a charge to the results of operations for the year ended December 31, 2002.

     We also recognized a charge of approximately $5.3 million during the quarter ended September 30, 2002 related to the land acquired in January 2001 located in Sunnyvale, California. The charge was primarily for costs of exiting certain contractual obligations associated with the land. We currently have no plans to continue developing the land in the foreseeable future. The carrying value of the land increased $2.3 million during 2002 primarily due to certain development costs incurred in the first half of 2002.

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

     Restructuring and other costs increased $7.9 million in 2002 compared with 2001. This increase was a result of the restructuring activities and land charge in the third quarter of 2002.

     Of the total Unisphere purchase price, approximately $82.7 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the quarter ended September 30, 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Unisphere had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing new cards and modules for different bandwidths and various software developments. We utilized the discounted cash flow (“DCF”) method to value the IPR&D, using rates ranging from 30% to 35%. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital and other assets that provide value to the product lines. At the time of acquisition, it was estimated that these development efforts were 55% complete and would be completed over the next six to twelve months. As of December 31, 2002 these development efforts were 90% complete and estimate that they will be completed over the next twelve months.

     In connection with the acquisition of Pacific Broadband in December 2001, we allocated $4.2 million of the $148.3 million purchase price as IPR&D. The applications from the in-process technology project have been integrated into our products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Pacific Broadband. The calculation of value was then adjusted to reflect only the value creation efforts of Pacific Broadband prior to the close of the acquisition. At the time of the acquisition, the product was approximately 75% complete. The majority of the costs to complete the project was incurred in fiscal 2002 and was not material. The resultant value of in-process technology was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated. The project was complete as of December 31, 2002.

     In connection with the acquisition of Micro Magic in December 2000, we allocated $10.0 million of the $259.3 million purchase price as IPR&D. The applications from the in-process technology project have been integrated within our engineering department. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 19% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Micro Magic. The calculation of value was then adjusted to reflect only the value creation efforts of Micro Magic prior to the close of the acquisition. At the time of the acquisition, the product was approximately 88% complete and the project was completed in 2001. The resultant value of in-process technology was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated.

     We incurred integration expenses of approximately $2.5 million in the quarter ended September 30, 2002 resulting from our acquisition of Unisphere. Integration expenses are one-time incremental costs directly related to the integration of the two companies that have no go forward benefit, which consisted principally of workforce related expenses for individuals transitioning their positions and professional fees during the quarter ended September 30, 2002. We expect that all of the integration costs relating to the Unisphere integration have been incurred and that there will be no additional integration costs in the future related to Unisphere.

     There were charitable contributions of $10.0 million in 2000 in connection with common stock issued to a charitable foundation. We have not made any similar contributions in 2002 or 2001 and we currently do not expect to make similar contributions in the foreseeable future.

     Other Income and Expenses

     The following table shows other income and expenses for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,

	2002	2001	2000

Interest income	$56,404	$94,747	$88,960
Interest expense	$(55,605)	$(61,377)	$(48,102)
Loss on investments	$(50,451)	$(53,620)	$(4,575)
Equity in net loss of joint venture	$(1,316)	$(4,076)	$–
Gain on retirement of convertible subordinated notes	$62,855	$–	$–

     Interest income decreased $38.3 million in 2002 compared with 2001. The decrease was the result of lower cash and investment balances throughout 2002 as we spent $146.0 million to retire a portion of our convertible subordinated notes and $375.0 million in the Unisphere acquisition. In addition, interest rates were lower in 2002 as compared to 2001.

     Interest income increased $5.8 million in 2001 compared with 2000. The increase was the result of larger cash and investment balances throughout 2001, partially offset by a decline in interest rates.

     Interest expense decreased $5.8 million in 2002 compared with 2001, namely due to less interest being owed as a result of the retirement of a portion of our convertible subordinated notes during the quarter ended September 30, 2002.

     Interest expense increased $13.3 million in 2001 compared with 2000. The increase was due to a full year of interest incurred in 2001 on our convertible subordinated notes. These notes were issued in March 2000.

     Equity in net loss of joint venture decreased $2.8 million in 2002 compared with 2001. During the quarter ended June 30, 2001, we entered into a joint venture agreement with Ericsson A.B., through our respective subsidiaries, to develop and market products for the wireless Internet infrastructure market. Accordingly, we began recording our 40% share of the joint venture’s loss. During 2002, our share of the joint venture’s loss totaled approximately $1.3 million. To date, we have funded the joint venture in the amount of $5.4 million. In addition to this joint venture, Ericsson is also one of our significant resellers, representing greater than 10% of our revenues in 2002 and 2001. As of December 31, 2002, we have no further obligations to fund this joint venture.

     In the quarter ended September 30, 2002, we paid approximately $146.0 million to retire a portion of our 4.75% Convertible Subordinated Notes Due March 15, 2007 (the “Notes”). This partial retirement resulted in a gain of approximately $62.9 million, which was the difference between the carrying value of the Notes, including unamortized debt issuance costs, at the time of their retirement, and the amount paid to extinguish such Notes. We are currently evaluating plans to retire additional Notes in the future, therefore, we do not consider the gains associated with this repurchase to be extraordinary, based on the guidance in SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

     Provision for Income Taxes

     Provision for income taxes decreased to $4.5 million in 2002 from $30.0 million in 2001. The effective tax rates for 2002 and 2001 were
-3.9% and 181%, respectively. The tax rates for 2002 and 2001 include the effects of write-downs in equity investments and acquisition related charges for goodwill and in-process research and development, which are non-deductible.

     Provision for income taxes decreased to $30.0 million in 2001 from $82.5 million in 2000. In 2000, we recorded tax provisions of $82.5 million resulting in an effective tax rate of 36%.

     The IRS is currently auditing the Company’s federal income tax returns for fiscal years 1999 and 2000. Proposed adjustments have not been received for these years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company’s financial position or results of operations.

     Liquidity and Capital Resources

     We have funded our business by selling our common stock in the public market, issuing convertible subordinated notes and through our operating activities.

     At December 31, 2002, we had cash and cash equivalents of $194.4 million, short-term investments of $384.0 million and long-term investments of $583.7 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities with maturities of up to five years.

     Net cash provided by operating activities was $2.4 million, $292.8 million and $269.1 million in 2002, 2001 and 2000, respectively. Net cash provided by operating activities during 2002 was due to the net loss of $119.7 million, offset by non-cash charges such as depreciation and amortization expense, in-process research and development charges from the Unisphere acquisition, impairment of minority equity investments, increases in accounts receivable, a gain on retirement of convertible subordinated notes and decreases in other accrued liabilities. Net cash provided by operating activities in 2001 were primarily attributed to non-cash charges such as amortization of goodwill, purchased intangibles and deferred stock compensation, write-down of minority investments, depreciation and a tax benefit from employee stock option plans, as well as decreases in accounts receivable; offset by cash used in operating activities in 2001 consisting of net decreases in accounts payable and other accrued liabilities (excluding the impact of acquisitions), a net loss and decreases in accrued warranty. Net cash provided by operating activities in 2000 was primarily attributed to the net income, increases in accounts payable and other accrued liabilities, a tax benefit from employee stock option plans and non-cash charges such as amortization of goodwill, purchased intangibles and deferred stock compensation; offset by cash used in operating activities in 2000 consisting of increases in accounts receivable and other assets.

     Cash used in investing activities was $295.5 million, $307.4 million and $894.2 million in 2002, 2001 and 2000, respectively. Cash used during all periods was due to the purchase of capital equipment and available-for-sale investments, offset by maturities of available-for-sale investments. In addition, we used cash in 2002 for the Unisphere acquisition. During 2001, the increase in fixed assets included the purchase of approximately 80 acres of land in Sunnyvale, California.

     Cash used in financing activities was $119.4 million in 2002, compared to cash provided by financing activities in 2001 and 2000 of $58.5 million and $1.03 billion, respectively. Cash used in financing activities in 2002 consisted of $146.0 million spent to retire a portion of the Notes, offset by $26.6 million received from issuance of common stock, as a result of employee stock option exercises and the employee stock purchase plan. Cash provided by financing activities in 2001 was due to proceeds from the issuance of common stock, namely through employee option exercises. Cash provided by financing activities in 2000 was due to $1.1 billion received from the issuance of the Notes and $36.7 million from the issuance of common stock, namely through employee option exercises. Cash provided by financing activities in 2000 was offset by expenditures of $130.0 million to repurchase outstanding common stock.

     As of December 31, 2002, our principal commitments consisted of obligations outstanding under operating leases, firm purchase commitments with our independent contract manufacturers and Notes. We have potential contractual liabilities and exposures to all of the independent contract manufacturers, such as carrying costs and excess material exposures, in the event that they procure components and build products based on our build forecasts and the actual component usage and product sales are significantly lower than forecast. As of December 31, 2002, we had accrued $27.8 million for potential exposures with our contract manufacturers, such as carrying costs and excess material. The following table summarizes our principal contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	Greater than 3 Years

Operating leases, net of committed subleases	$229,360	$24,325	$45,014	$160,021
Purchase commitments with our contract manufacturers	5,957	5,957	–	–
4.75% Convertible Subordinated Notes Due March 15, 2007	942,114	–	–	942,114

Total contractual principal cash obligations	$1,177,431	$30,282	$45,014	$1,102,135

     Although we believe our existing cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms.

     Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by spreading out the reporting of expenses related to restructuring activities. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. We adopted SFAS No. 146 on January 1, 2003. If we enter into any restructuring activities in the future, the adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized under such costs.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. FIN 45 is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements in FIN 45 regarding warranties herein this annual report (see Note 7 of Notes to the Consolidated Financial Statements in Item 8). We are currently evaluating the other requirements of FIN 45. If it is determined that the other requirements of FIN 45 apply to us, revenues, cost of goods sold and or operating expenses could be negatively affected.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the annual and interim reporting of the effects on net income and earnings per share as if we accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the “Primary Beneficiary”) should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. We currently have no contractual relationship or other business relationship with a VIE and therefore the adoption will not have an effect on our consolidated financial position or results of operations.

     Risk Factors

     Set forth below and elsewhere in this Report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

     We face intense competition that could reduce our market share.

     Competition in the network infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Lucent Technologies providing products to a smaller segment of the market. In addition, a number of other small public or private companies have announced plans for new products to address the same challenges that our products address.

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

     We have experienced and expect, in the foreseeable future, to continue to experience limited visibility into our customers’ spending plans and capital budgets. This limited visibility complicates our revenue forecasting process. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and many of these same customers are carrying a significant debt burden and are experiencing reduced cash flow with which to carry the cost of the debt and the corresponding interest charges, which reduces their ability to both justify and make future purchases. The telecommunications industry has experienced consolidation and rationalization of its participants and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants, which have affected their ability to obtain financing or to fund capital expenditures. In some cases the significant debt burden carried by these customers has reduced their ability to pay for the purchases made to date. This has contributed, and we expect it to continue to contribute, to the uncertainty of the amounts and timing of capital expenditures, further limiting visibility and complicating the forecasting process. Certain of these customers have filed for bankruptcy as a result of their debt burdens. Although these customers generally expect that they will emerge from the bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process further limiting the visibility and complicating the revenue forecasting process as to these customers. Even if they should emerge from such proceedings, the extent and timing of any future purchases of equipment is uncertain. This uncertainty will further complicate the revenue forecasting process.

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

     Even though our customer base has increased substantially, we expect that a large portion of our net revenues will continue to depend on sales to a limited number of customers. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers that could adversely affect our net revenues and results of operations.

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

     Our products are highly technical and are designed to be deployed in very large and complex networks. Certain of our products can only be fully tested when deployed in networks that generate high amounts of data and/or voice traffic. As a result, we may experience errors in connection with such product and for new products and enhancements. Any defects or errors in our products discovered in the future could result in loss of or delay in revenue, loss of customers, increased service and warranty cost all of which could adversely impact our business and our results of operations.

     If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could result in substantial product returns, which could harm our business.

     Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software used in our customers’ networks, we must modify our software to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those of our customers’ networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also damage our reputation, which could seriously harm our business and prospects.

     Problems arising from use of our products in conjunction with other vendors’ products could disrupt our business and harm our financial condition.

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

     Traditional telecommunications companies generally require more onerous terms and conditions of their vendors. As we seek to sell more products to such customers we may be required to agree to terms and conditions that may have an adverse impact on our business.

     Traditional telecommunications companies because of their size generally have had greater purchasing power and accordingly have requested and received more favorable terms, which often translate into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions which may include terms that impact our ability to recognize revenue and have an adverse effect on our business and financial condition.

     In addition, many of this class of customer have purchased products from other vendors who promised certain functionality and failed to deliver such functionality and/or had products that caused problems and outages in the networks of these customers. As a result, this class of customer may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may impact our ability to recognize the revenue from such sales, which may negatively impact our business and our financial condition.

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

     In addition, although we completed the acquisition of Unisphere on July 1, 2002, integration of the products, product roadmap and operations is a continuing activity and will be for the foreseeable future. As a result of these activities, we may lose opportunities and employees, which could disrupt our business and harm our financial results.

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

     We currently depend on contract manufacturers with whom we do not have long-term supply contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

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

     In connection with the acquisition of Unisphere we added a third contract manufacturer and as part of the integration activities we are consolidating our contract manufacturing at two of the three current contract manufacturers. The transition from three to two contract manufacturers may result in disruptions or quality control problems in manufacturing operations, delays in our ability to ship products to our customers all of which could adversely affect our business and financial results. The transition is expected to be completed by the end of the first quarter of 2003, however, this transition could be delayed be a number of factors, including, but not limited to, systems integration, economic conditions and process planning.

     Further, Unisphere received semi-finished goods from its contract manufacturer and engaged in final test and assembly of finished product at its facility in Westford, Massachusetts. As a result, Unisphere carried inventory on its books. As part of the integration of Unisphere we are outsourcing those activities to be consistent with our full-outsource model. If we should fail to effectively manage these activities we could experience disruptions or quality control problems or delays in shipments to our customers, all of which could adversely impact our business and financial results.

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

     Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature, severity, and duration of the current industry adjustment, which may not prove to be accurate. While restructuring, we have assessed, and will continue to assess, whether we should further reduce our workforce, as well as review the recoverability of our tangible and intangible assets, including the land purchased in January 2001. Any such decisions may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write-downs, and contractual settlements.

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

     We conduct significant sales and customer support operations in countries outside of the United States and also depend on our contract manufacturers’ manufacturing operations, which are located within and outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; and difficulties in staffing and managing international operations. Any or all of these factors could adversely impact our business and financial results.

     We are exposed to fluctuations in currency exchange rates.

     Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows.

     The majority of our revenue and expenses are transacted in US Dollars. We also have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Hong Kong Dollar, British Pound and the Euro, related to our sale and service operations outside of the United States. An increase in the value of the US Dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in US Dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

     Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. Our attempts to hedge against these risks may not be successful resulting in an adverse impact on our net income.

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

     Our stock price has been volatile and could decline substantially.

     The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Among the factors that could affect our stock price are:

•	variations in our quarter-to-quarter operating results;

•	announcements by us or our competitors of significant contracts, new or enhanced products or services, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	our sale of common stock or other securities in the future;

•	changes in economic and capital market conditions for companies in our sector;

•	changes in market valuations or earnings of our competitors;

•	changes in business or regulatory conditions; and

•	the trading volume of our common stock.

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

     Our business substantially depends upon the continued growth of the Internet and Internet-based systems; changes in industry structure could lead to product discontinuances.

     A substantial portion of our business and revenue depends on growth of the Internet and on the deployment of our product by customers that depend on the continued growth of the Internet. As a result of the economic slowdown and the reduction in capital spending, which have particularly affected telecommunications service providers, spending on Internet infrastructure has declined, which has had a material adverse effect on our business. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material adverse effects on our business, operating results and financial condition.

     We face risks from the uncertainties of regulation of the telecommunications industry as well as the Internet and commerce over the Internet.

     The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Also, there are few laws or regulations that apply directly to access to or commerce on the Internet. We could be adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for Internet service providers. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating result and financial condition.

ITEM 7a. Quantitative and Qualitative Disclosure about Market Risk

     Interest Rate Risk

     We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the Consolidated Balance Sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

     At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

     The following table presents the hypothetical changes in fair value of the financial instruments held at December 31, 2002 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest				Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)				Rate Increase of X BPS
				Fair Value as of
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	December 31, 2002	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$306,408	$304,658	$302,908	$301,159	$299,409	$297,659	$295,909
Corporate bonds and notes	547,629	545,484	543,340	541,195	539,051	536,906	534,762
Asset backed securities and other	197,000	196,448	195,896	195,344	194,792	194,240	193,689

Total	$1,051,037	$1,046,590	$1,042,144	$1,037,698	$1,033,252	$1,028,805	$1,024,360

     These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the changes in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS, which are representative of the historical movements in the Federal Funds Rate.

     Foreign Currency Risk and Foreign Exchange Forward Contracts.

     The majority of our revenue and expenses are transacted in US dollars. However, since we have sales and service operations outside of the US, we do have some transactions that are denominated in foreign currencies, primarily the Euro, Japanese Yen, Hong Kong Dollar, British Pound and the Australian Dollar.

     We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are not designated as hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At December 31,

2002, the notional and fair values of these contracts were not material. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are designated as cash flow hedges under SFAS 133. At December 31, 2002, the notional and fair values of these contracts were not material. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange contracts for speculative or trading purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with credit worthy financial institutions.

ITEM 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respect the information set forth therein.

Effective January 1, 2002, the Company changed its method of accounting for goodwill. See Note 1 of the Notes to Consolidated Financial Statements.

/s/ Ernst & Young LLP

San Francisco, California
January 14, 2003

Juniper Networks, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$194,435	$606,845
Short-term investments	384,036	382,797
Accounts receivable, net of allowance for doubtful accounts of $8,328 in 2002 and $8,991 in 2001	78,501	103,524
Prepaid expenses and other current assets	23,957	32,882

Total current assets	680,929	1,126,048
Property and equipment, net	266,962	251,811
Long-term investments	583,664	708,232
Goodwill	987,661	208,840
Purchased intangible assets, net and other long-term assets	95,453	94,657

Total assets	$2,614,669	$2,389,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,747	$76,417
Accrued compensation and related liabilities	25,122	23,974
Accrued warranty	32,358	31,137
Interest payable	13,197	16,118
Other accrued liabilities	73,454	57,731
Deferred revenue	46,146	36,842

Total current liabilities	242,024	242,219
Convertible subordinated notes	942,114	1,150,000
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value:
10,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.00001 par value, 1,000,000 shares authorized; 374,331 and 329,146 shares issued and outstanding at December 31, 2002 and 2001	4	3
Additional paid-in capital	1,461,906	959,681
Deferred stock compensation	(11,113)	(63,065)
Accumulated other comprehensive income	17,052	18,418
(Accumulated deficit) retained earnings	(37,318)	82,332

Total stockholders’ equity	1,430,531	997,369

Total liabilities and stockholders’ equity	$2,614,669	$2,389,588

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statement of Operations
(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Net revenues:
Product	$467,651	$830,899	$661,318
Service	78,896	56,123	12,183

Total net revenues	546,547	887,022	673,501
Cost of revenues:
Product	179,721	318,968	206,682
Service	50,387	53,803	30,872

Total cost of revenues	230,108	372,771	237,554

Gross profit	316,439	514,251	435,947
Operating expenses:
Research and development	161,891	155,530	87,833
Sales and marketing	126,803	140,407	89,029
General and administrative	34,263	37,554	21,176
Amortization of goodwill	–	46,589	10,692
Amortization of purchased intangibles and deferred stock compensation (1)	14,304	76,768	13,128
Restructuring and other	20,229	12,340	–
In-process research and development	83,479	4,200	10,000
Integration	2,507	–	–
Charitable contribution	–	–	10,000

Total operating expenses	443,476	473,388	241,858

Operating income (loss)	(127,037)	40,863	194,089
Interest income	56,404	94,747	88,960
Interest expense	(55,605)	(61,377)	(48,102)
Write-down of investments	(50,451)	(53,620)	(4,575)
Equity in net loss of joint venture	(1,316)	(4,076)	–
Gain on retirement of convertible subordinated notes	62,855	–	–

Income (loss) before income taxes	(115,150)	16,537	230,372
Provision for income taxes	4,500	29,954	82,456

Net income (loss)	$(119,650)	$(13,417)	$147,916

Net income (loss) per share:
Basic	$(0.34)	$(0.04)	$0.49
Diluted	$(0.34)	$(0.04)	$0.43
Shares used in computing net income (loss) per share:
Basic	350,695	319,378	304,381
Diluted	350,695	319,378	347,858
(1) Includes amortization of deferred stock compensation allocated to the following cost and expense categories:
Cost of revenues	$1,072	$405	$382
Research and development	(2,800)	65,388	9,170
Sales and marketing	921	7,958	3,086
General and administrative	1,215	329	262

Total	$408	$74,080	$12,900

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

							Accumulated	Retained
	Common Stock		Treasury Stock		Additional		Other	Earnings	Total
					Paid-in	Deferred Stock	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity

Balance at December 31, 1999	311,878	$3	–	$–	$513,695	$(3,001)	$(815)	$(52,167)	$457,715
Issuance of common stock in connection with the Employee Stock Purchase Program	627	–	–	–	3,429	–	–	–	3,429
Issuance of common stock in connection with the acquisition of Pacific Advantage Limited	66	–	–	–	3,800	–	–	–	3,800
Charitable contribution	135	–	–	–	10,000	–	–	–	10,000
Stock repurchase	–	–	(1,000)	(130,000)	–	–	–	–	(130,000)
Issuance of common stock and options in connection with the acquisition of Micro Magic, Inc.	–	–	828	107,685	111,519	(121,712)	–	–	97,492
Exercise of stock options by employees, net of repurchases	5,379	–	172	22,315	10,971	–	–	–	33,286
Amortization of deferred stock compensation	–	–	–	–	–	12,900	–	–	12,900
Tax benefits from employee stock option plans	–	–	–	–	81,686	–	–	–	81,686
Other comprehensive gain:
Change in unrealized gain on available-for-sale securities	–	–	–	–	–	–	11,778	–	11,778
Net income	–	–	–	–	–	–	–	147,916	147,916

Comprehensive income	–	–	–	–	–	–	–	–	159,694

Balance at December 31, 2000	318,085	3	–	–	735,100	(111,813)	10,963	95,749	730,002
Issuance of common stock in connection with the Employee Stock Purchase Program	178	–	–	–	5,940	–	–	–	5,940
Exercise of stock options by employees, net of repurchases	6,271	–	–	–	52,557	–	–	–	52,557
Compensation charge in connection with the restructuring	–	–	–	–	761	–	–	–	761
Issuance of common stock in connection with the acquisition of Pacific Broadband Communications (PBC)	4,612	–	–	–	140,328	(25,332)	–	–	114,996
Amortization of deferred stock compensation	–	–	–	–	–	74,080	–	–	74,080
Tax benefits from employee stock option plans	–	–	–	–	24,995	–	–	–	24,995
Other comprehensive gain (loss):

							Accumulated	Retained
	Common Stock		Treasury Stock		Additional		Other	Earnings	Total
					Paid-in	Deferred Stock	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity

Change in unrealized gain on available-for-sale securities	–	–	–	–	–	–	7,455	–	7,455
Net loss	–	–	–	–	–	–	–	(13,417)	(13,417)

Comprehensive loss	–	–	–	–	–	–	–	–	(5,962)

Balance at December 31, 2001	329,146	3	–	–	959,681	(63,065)	18,418	82,332	997,369
Issuance of common stock in connection with the Employee Stock Purchase Program	781	–	–	–	7,411	–	–	–	7,411
Exercise of stock options by employees, net of repurchases	5,985	1	–	–	19,208	–	–	–	19,209
Issuance of common stock in connection with PBC earn-outs	1,919	–	–	–	16,527	–	–	–	16,527
Issuance of common stock in connection with the acquisition of Unisphere Networks, Inc.	36,500	–	–	–	511,122	(499)	–	–	510,623
Amortization of deferred stock compensation, net of effect of former employees	–	–	–	–	(52,043)	52,451	–	–	408
Other comprehensive gain (loss):
Change in unrealized gain on available-for-sale securities	–	–	–	–	–	–	(751)	–	(751)
Foreign currency translation gains (losses)	–	–	–	–	–	–	(615)	–	(615)
Net loss	–	–	–	–	–	–	–	(119,650)	(119,650)

Comprehensive loss	–	–	–	–	–	–	–	–	(121,016)

Balance at December 31, 2002	374,331	$4	–	$–	$1,461,906	$(11,113)	$17,052	$(37,318)	$1,430,531

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$(119,650)	$(13,417)	$147,916
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	41,570	24,321	10,975
Amortization of goodwill	–	46,589	10,692
Amortization of purchased intangibles and deferred stock compensation	17,904	76,768	13,128
Amortization of debt related charges	3,573	3,811	3,206
Tax benefit of employee stock option plans	–	24,995	81,686
Issuance of stock as a charitable contribution	–	–	10,000
In-process research and development	83,479	4,200	10,000
Restructuring and other	1,701	4,465	–
Write-down of investments	50,451	53,620	4,575
Gain on retirement of convertible subordinated notes	(62,856)	–	–
Changes in operating assets and liabilities:
Accounts receivable	39,362	73,011	(152,585)
Prepaid expenses and other current assets	11,488	(1,108)	(19,344)
Other long-term assets	1,790	5,235	(11,761)
Accounts payable	9,093	4,070	56,979
Accrued compensation and related liabilities	(3,183)	2,330	16,273
Accrued warranty	(6,388)	(4,257)	25,753
Interest payable	(2,921)	–	–
Other accrued liabilities	(58,342)	(14,091)	46,235
Deferred revenue	(4,661)	2,217	15,355

Net cash provided by operating activities	2,410	292,759	269,083
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(36,127)	(241,129)	(34,999)
Purchases of available-for-sale investments	(977,926)	(1,592,317)	(1,437,406)
Maturities of available-for-sale investments	1,095,541	1,531,507	718,714
Minority equity investments	(1,150)	(8,205)	(100,496)
Acquisition of businesses, net of cash and cash equivalents acquired	(375,803)	2,728	(39,974)

Net cash used in investing activities	(295,465)	(307,416)	(894,161)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible subordinated notes	–	–	1,123,325
Proceeds from issuance of common stock	26,620	58,497	36,715
Repurchase of common stock	–	–	(130,000)
Retirement of convertible subordinated notes	(145,975)	–	–

Net cash (used in) provided by financing activities	(119,355)	58,497	1,030,040

Net (decrease) increase in cash and cash equivalents	(412,410)	43,840	404,962
Cash and cash equivalents at beginning of period	606,845	563,005	158,043

Cash and cash equivalents at end of period	$194,435	$606,845	$563,005

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$53,787	$54,625	$28,375
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred stock compensation	$499	$25,332	$121,712
Common stock issued in connection with business combinations	$376,415	$137,532	$129,486

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) is a leading provider of network infrastructure solutions that transform the business of networking by converting bandwidth into a dependable, secure and highly valuable corporate asset. The Company was founded in 1996 to develop and sell products that would meet the stringent demands of service providers. The world’s leading network operators, government agencies, research and education institutions, and information intensive enterprises now rely upon Juniper Networks as the foundation for uncompromising networks. The Company sells and markets its products through its direct sales organization and value-added resellers.

     In July 2002, Juniper Networks completed its acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation (“Siemens”). Following the acquisition and during the remainder of 2002, Siemens A.G., itself and through its local country affiliates, was one of the Company’s significant resellers. Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” the Company has included in its results of operations for 2002, the results of Unisphere from July 1, 2002.

Note 2. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Juniper Networks and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Investments in which the Company intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which the Company has less than 20% interest and/or does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

     Use of Estimates and Reclassifications

     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to establish accounting policies which contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts general and administrative expenses;

•	the valuation of exposures associated with the contract manufacturing operations and estimating future warranty costs, which impacts cost of product revenues and gross margins; and

•	the initial and continuing valuation of certain long-term assets, especially goodwill and other purchased intangible assets, which could result in an impairment, which would impact operating expenses.

     The Company has other equally important accounting policies and practices; however, once adopted, these other policies either generally do not require management to make significant estimates or assumptions or otherwise only require implementation of the adopted policy not a judgment as to policy itself. Despite the Company’s intention to establish accurate estimates and assumptions, actual results could differ from those estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation.

     Cash and Cash Equivalents

     Juniper Networks considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities.

     Equity Investments

     Juniper Networks has certain minority equity investments in privately held companies. These investments are included in other long-term assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of December 31, 2002 and 2001, the carrying values of the Company’s minority equity investments in privately held companies were $5.0 million and $49.3 million, respectively. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment by considering financial, operational and economic data and makes appropriate reductions in carrying values when necessary.

     In addition to the equity investments in privately held companies, the Company holds certain marketable securities classified as available-for-sale. These securities are reported at fair value as of the balance sheet dates, with any unrealized gains and losses recorded in stockholders’ equity. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities are reported in other income or expense as incurred.

     The following table summarizes the impairment charges associated with equity investments recorded by the Company (in thousands):

	December 31,

	2002	2001	2000

Impairment of privately held securities	$(45,488)	$(50,797)	$(4,575)
Impairment of available-for-sale securities	(4,963)	(2,823)	–

Total impairment charges	$(50,451)	$(53,620)	$(4,575)

     Fair Value of Financial Instruments

     The carrying value of the Company’s cash and cash equivalents and accounts receivable approximates fair market value due to the relatively short period of time to maturity. See Note 6 “Cash Equivalents, Short-Term and Long-Term Investments” for a discussion on the carrying values of our investment portfolio. The fair value of the 4.75% Convertible Subordinated Notes Due March 15, 2007 (the “Notes”) is based upon quoted market rates. The carrying amounts and fair value of the Notes were (in thousands):

	December 31,

	2002	2001

Carrying amount	$942,114	$1,150,000
Fair value	$733,106	$861,062

     See Note 9 “Long-Term Debt” for a discussion on the change in the Notes carrying value.

     Concentrations

     Financial instruments that subject Juniper Networks to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Juniper Networks maintains its cash and cash equivalents and investments in fixed income securities with high-quality institutions and only invests in high quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. Part of the Company’s investment portfolio includes minority equity investments in publicly traded companies, the values of which are subject to significant market price volatility. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. Juniper Networks performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Juniper Networks maintains reserves for potential credit losses and historically, such losses have been within management’s expectations.

     The Company’s net revenues for 2002 were derived from the sale of all of its products, including all five products that were sold during 2001, plus the G-series, E-series and J-series products as well as new platforms in the T-series. The G-series products are Cable Modem Termination System (“CMTS”) products that were developed using the technology acquired through the acquisition of Pacific Broadband Communications. The J-series was developed with Ericsson A.B. through our joint venture to serve the wireless service provider space. The E-series product was acquired through the acquisition of Unisphere. The net revenues for 2001 and 2000 were derived from the sale of five M-series products. For 2002, one customer accounted for 17% of net product revenues, compared to 2001, where three customers each accounted for 14%, 13% and 11% of net product revenues and 2000 where one customer accounted for 18% of net product revenues. Sales outside of the United States accounted for 51%, 36% and 35% of net revenues for 2002, 2001 and 2000, respectively.

     Juniper Networks relies on sole suppliers for certain of its components such as ASICs and custom sheet metal. Additionally, Juniper Networks relies on three independent contract manufacturers for the production of all of its products. The inability of any supplier or manufacturer to fulfill supply requirements of Juniper Networks could negatively impact future operating results.

     Derivatives

     Juniper Networks enters into foreign exchange forward contracts to mitigate transaction gains and losses generated by certain assets and liabilities denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are not designated as hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” For the year ended December 31, 2002, these activities were insignificant. The Company does not expect gains and losses on these contracts to have a material impact on its financial results.

     Juniper Networks also uses foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are designated as cash flow hedges under SFAS 133. For the year ended December 31, 2002, these activities were insignificant. The Company does not expect gains and losses on these contracts to have a material impact on its financial results.

     These contracts have original maturities ranging from one to three months. The Company does not enter into foreign exchange contracts for speculative or trading purposes.

     Juniper Networks did not hold any derivative instruments and did not engage in hedging activities during 2001 and 2000.

     For currency forward contracts, effectiveness of the hedge is measured using spot rates for all strategies to value the forward contract and the underlying hedged transaction.

     Any ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized currently in interest income or expense. If a cash flow hedge were to be discontinued because it is probable that the original hedged transaction will not occur as anticipated, the unrealized gains or losses would be reclassified into earnings. Subsequent gains or losses on the related derivative instrument would be recognized in income in each period until the instrument matures, is terminated or is sold.

     During 2002 the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings. There was no significant impact to results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

     Foreign Currency Translation

     Assets and liabilities of foreign operations are translated to US dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated using average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2002 and 2001.

     Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life, generally three to five years, or the lease term of the respective assets. The land that was acquired in January 2001 for the future corporate campus (the “Land”) is not being depreciated. Property and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Computers and equipment	$96,974	$59,805
Purchased software	21,191	14,629
Leasehold improvements	34,844	27,370
Furniture and fixtures	3,899	4,073
Land	191,697	189,403

Property and equipment, gross	348,605	295,280
Accumulated depreciation	(81,643)	(43,469)

Property and equipment, net	$266,962	$251,811

     Depreciation expense for 2002, 2001 and 2000 was $41.6 million, $24.3 million and $11.0 million, respectively. In addition, the Company recognized a charge of approximately $5.3 million during 2002 for costs of exiting certain contractual obligations associated with the Land. The Company has no plans to continue to develop the Land in the foreseeable future.

     Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization. The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. For business combinations consummated before July 1, 2001, goodwill was amortized through December 31, 2001, using the straight-line method over an estimated useful life of three years. Goodwill is not amortized for business combinations consummated after June 30, 2001. Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment. Amortization of purchased intangibles with finite useful lives is computed using the straight-line method over the expected useful life of two to six years. See Note 3, “Acquisitions,” for detail of the acquisitions where the Company acquired goodwill and intangible assets and Note 4, “Goodwill and Purchased Intangible Assets,” for detail of the activity in these accounts during 2002 and 2001.

     Revenue Recognition

     Juniper Networks recognizes product revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless the Company has future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, the Company recognizes product revenue upon shipment to its customers, including resellers, as it is the Company’s policy and practice to ensure an end user has been identified prior to shipment to a reseller.

     Juniper Networks also recognizes revenue from service contracts. A vast majority of the Company’s service revenue is earned from customers who have purchased its products. Service revenue contracts are typically for one-year periods and are for services such as 24-hour customer support, non-specified updates, hardware repairs and consulting services. In addition to service contracts, the Company also provides professional and educational services. Service revenue is deferred until the services commence, at which point the service revenue is recognized ratably over the period of the obligation.

     Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying consolidated balance sheets. The Company accrues for sales returns and other allowances based on its best estimate of future returns and other allowances.

     Research and Development

     Costs to develop the Company’s products are expensed as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development.

     Advertising

     Advertising costs are charged to sales and marketing expense as incurred and the totals have been insignificant to date. Marketing development obligations for customers are charged to sales and marketing expense in the period the related revenue is recognized and the totals have been insignificant to date.

     Stock-Based Compensation

     The Company has employee stock benefit plans, which are described more fully in Note 10, “Stockholders’ Equity.” The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan, collectively called “options.” Pro forma information, net of the tax effect, follows (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$(119,650)	$(13,417)	$147,916
Add: amortization of deferred stock compensation included in reported net income (loss), net of tax	253	45,930	7,998
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(91,004)	(151,007)	(205,521)

Pro forma net loss:	$(210,401)	$(118,494)	$(49,607)
Basic net income (loss) per share:
As reported	$(0.34)	$(0.04)	$0.49
Pro forma	$(0.60)	$(0.37)	$(0.16)
Diluted net income (loss) per share:
As reported	$(0.34)	$(0.04)	$0.43
Pro forma	$(0.60)	$(0.37)	$(0.16)

     Comprehensive Loss

     Under SFAS 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income (loss) and its components as part of the financial statements. The Company has displayed its comprehensive income (loss) as part of the Consolidated Statements of Stockholders’ Equity. Other comprehensive loss for 2002 includes net unrealized losses on available-for-sale securities and net foreign currency translation losses that are excluded from net loss. See Note 14 “Comprehensive Income (Loss)” for a discussion on the changes and components of comprehensive income (loss).

     Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by spreading out the reporting of expenses related to restructuring activities. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The Company adopted SFAS No. 146 on January 1, 2003. If the Company enters into any restructuring activities in the future, the adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized under such costs.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, where a liability is recorded when a loss is probably and reasonably estimable. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45 is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Juniper Networks is currently evaluating the impact of FIN 45. If FIN 45 is applicable to the Company, revenues, cost of goods sold and or operating expenses could be negatively affected. Juniper Networks has adopted the disclosure requirements in FIN 45 regarding warranties herein this annual report (see Note 7).

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since Juniper Networks accounts for its stock-based compensation under APB 25, and has no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the annual and interim reporting of the effects on net income and earnings per share if the Company accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the “Primary Beneficiary”) should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption will not have an effect on its consolidated financial position or results of operations.

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

     Unisphere Business Combination

     In July 2002, Juniper Networks completed its acquisition of 100% of Unisphere, a subsidiary of Siemens. The acquisition of Unisphere will enable Juniper Networks to supply edge applications expertise to the leading service providers, carriers, and postal, telegraph and telephone providers (PTTs) throughout the world. The acquisition resulted in the payment of $375.0 million of cash and the issuance of 36.5 million shares of Juniper Networks’ common stock with a fair value of approximately $359.9 million to the former stockholders of Unisphere. The common stock issued in the acquisition was valued using the average closing price of Juniper Networks’ common stock from two days before to two days after the date the transaction was announced. Juniper Networks also assumed all of the outstanding stock options of Unisphere with a fair value of approximately $151.2 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 2 years for expected life, 4% for the risk-free interest rate and a market value of $9.86 per share as described above. The Company also incurred direct costs associated with the acquisition of approximately $13.6 million and an estimated liability of approximately $14.8 million, consisting primarily of workforce reduction charges, including severance and other employee benefits for 90 individuals, costs of vacating duplicate facilities and the cost of exiting certain contractual obligations. Below is a summary of the total purchase price (in thousands):

Cash	$375,001
Common stock	359,888
Outstanding Unisphere stock options	151,234
Acquisition direct costs	13,607
Unisphere restructuring liability	14,803

Total purchase price	$914,533

     The total purchase price has been preliminarily allocated as follows (in thousands):

Net tangible assets acquired (liabilities assumed)	$(9,883)
Amortizable intangible assets:
Completed technology	61,100
Service contract relationships	6,900
Non-compete agreements	2,400
Order backlog	3,600

Total amortizable intangible assets	74,000
In-process research and development	82,700
Deferred compensation on unvested stock options	499
Goodwill	767,217

Total purchase price	$914,533

     In the quarter ended December 31, 2002, the Company reversed approximately $2.8 million to goodwill, primarily related to the valuation of certain assets where we were awaiting further information when we originally allocated the purchase price.

     The purchase price allocation depicted is preliminary and subject to change when the Company obtains additional information concerning certain contingencies of Unisphere.

     Amortizable Intangible Assets

     Of the total purchase price, approximately $74.0 million has been allocated to amortizable intangible assets, including completed technology, service contract relationships, non-compete agreements and order backlog. Completed technology, which consists of products that have reached technological feasibility, includes products in Unisphere’s product line, principally the ERX product. Service contract relationships represent the potential additional source of revenue from customers with existing service contracts. Both completed technology and the service contract relationships were valued using the discounted cash flow (DCF) method. This method calculates the value of the intangible asset as being the present value of the after tax cash flows potentially attributable to it, net of the return on fair value attributable to tangible and other intangible assets. Juniper Networks is amortizing the fair value of the completed technology and service contract relationships on a straight-line basis over weighted average remaining useful lives of approximately 5 years and 6 years, respectively.

     Non-compete agreements represent the value of the non-compete and non-solicit agreements signed by key executives from Unisphere. The non-compete agreements were valued using the lost profits method, which estimates the value of the future cash flows that would be lost due to customer defections. The non-solicit agreements were valued using the avoided cost method, which estimates the avoided costs of replacing solicited employees. Juniper Networks is amortizing the fair value of these assets on a straight-line basis over a weighted average useful life of approximately 2 years.

     Order backlog represents the value of the standing orders for both products and services. The order backlog was valued using the avoided cost method, which estimates the avoided selling expenses due to the fact that Unisphere had firm purchase orders in place at the time of acquisition. Juniper Networks amortized the fair value of these assets over the three-month period ended September 30, 2002 to cost of product revenues.

     In-process Research and Development

     Of the total purchase price, approximately $82.7 million has been allocated to in-process research and development (IPR&D) and was expensed in the quarter ended September 30, 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Unisphere had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing new cards and modules for different bandwidths and various software developments. The Company utilized the DCF method to value the IPR&D, using rates ranging from 30% to 35%. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital and other assets that provide value to the product lines. At the time of acquisition, it was estimated that these development efforts were 55% complete and would be completed over the next six to twelve months. As of December 31, 2002 these development efforts were 90% complete and estimate that they will be completed over the next twelve months.

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

     Pro Forma Results

     The following unaudited pro forma financial information presents the combined results of operations of Juniper Networks and Unisphere as if the acquisition had occurred as of the beginning of the periods presented. The information in the 2002 unaudited amounts was derived from the audited statement of operations of Juniper Networks for the year ended December 31, 2002 and the unaudited statement of operations of Unisphere for the six-month period ended June 30, 2002. The information in the 2001 unaudited amounts was derived from the audited statements of operations of Juniper Networks for the year ended December 31, 2001 and the unaudited statement of operations of Unisphere for the fiscal year ended September 30, 2001. Adjustments of $(5.0) million and $6.2 million have been made to the combined results of operations for the year ended December 31, 2002 and 2001, respectively, reflecting the elimination of amortization of purchased intangibles, charges to cost of goods sold for inventory write-ups and the valuation of the order backlog, IPR&D and the net tax impact. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Juniper Networks that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

	Year Ended December 31,

(in thousands, except per share amounts)	2002	2001

	(unaudited)
Net revenues	$660,601	$1,056,904
Net loss	$(159,470)	$(218,168)
Basic and diluted loss per share	$(0.45)	$(0.69)

     The pro forma financial information above includes the following material, non-recurring charges for all periods presented (in thousands):

	Year Ended December 31,

	2002	2001

Inventory write-up	$1,462	$1,462
Backlog orders	$3,600	$3,600
In-process research and development	$82,700	$82,700
2002 restructuring plan	$14,948	$14,948
Integration	$2,507	$2,507
Long-lived asset impairment	$5,251	$–
Impairment loss on equity investments	$50,451	$53,620
2001 restructuring plan	$–	$12,340

     Asset Purchase

     In 2002, Juniper Networks entered into a Note Purchase Agreement valued at $2.5 million with third party lenders whereby Juniper Networks purchased certain secured indebtedness of a private company (the “debtor”) held by the lenders. The debtor defaulted on the indebtedness and, therefore, Juniper Networks took possession of the underlying collateral, which included approximately $1.7 million of fixed assets and approximately $0.8 million of IPR&D. The Company treated these assets as being acquired in a transaction other than a business combination in accordance with SFAS No. 142. The Company capitalized the fixed assets and is depreciating them over their useful lives and expensed the IPR&D upon acquisition.

     Pacific Broadband Business Combination

     On December 14, 2001, Juniper Networks acquired 100% of the outstanding stock of privately held Pacific Broadband Communications, (“Pacific Broadband”), a developer of standards-based next-generation cable modem termination systems (CMTS) in which Juniper Networks previously held a minority interest. As a result of the acquisition, Juniper Networks gained access into the cable market of the new public network, a new market to Juniper Networks at the time of acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since December 14, 2001, Pacific Broadband’s results of operations have been included in the Company’s Consolidated Statements of Operations.

     The initial purchase price, including the prior investment of $4.0 million, was approximately $148.3 million consisting of an exchange of approximately 4,612,000 shares of the Company’s common stock with a fair value of approximately $109.8 million, assumed stock options with a fair value of approximately $30.5 million, and other acquisition related expenses of approximately $4.0 million consisting of workforce reduction costs, excess facilities costs, filing fees, as well as payments for professional fees. The terms of the acquisition also included an earn-out provision, payable in shares of the Company’s common stock, wherein the former stockholders and employee option holders of Pacific Broadband could receive additional consideration of up to $59.0 million, upon achieving certain product development milestones and revenue targets during 2002. The fair value of the common stock given was determined using the average market price of the Company’s common stock over the period including two days before and after the terms of the acquisition were agreed to and announced. The fair value of the options given was determined using the Black-Scholes option model.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$2,729
Other current assets	4,505
Long-term assets	5,574
Research and development assets	4,200
Intangible assets subject to amortization (two year life):
Core technology	8,900
Supply agreement	1,276
Goodwill	127,356
Deferred stock compensation	25,332

Total assets acquired	179,872
Current liabilities	(31,539)

Net assets acquired	$148,333

     The $4.2 million assigned to research and development assets was written off as in-process research and development at the date of acquisition in accordance with FASB Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The applications from the in-process technology project have been integrated into Juniper Networks’ products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Pacific Broadband. The calculation of value was then adjusted to reflect only the value creation efforts of Pacific Broadband prior to the close of the acquisition. At the time of the acquisition, the product was approximately 75% complete. The majority of the costs to complete the project was incurred in 2002 and was not material. The resultant value of in-process technology was further reduced by the estimated value of core technology. The project was complete as of December 31, 2002.

     The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the core technology and a cost approach for the supply agreements. The goodwill represents the excess of the purchase price paid over the fair value of net tangible and intangible assets acquired, none of which is expected to be deductible for tax purposes. In accordance with SFAS 141 and SFAS 142 goodwill was not and will not be amortized. The deferred compensation charge relates to the intrinsic value of unvested stock options and restricted stock assumed in the transaction. The deferred compensation is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or restricted stock using the graded vesting method.

     Under the terms of the Pacific Broadband acquisition, there was an earn-out provision, payable in shares of the Company’s common stock, wherein the former stockholders and employee option holders of Pacific Broadband could receive additional consideration of up to $59.0 million upon achieving certain product development milestones and revenue targets during 2002. The milestones achieved to date have a value of $16.5 million, all of which was recorded as additional goodwill. There are no potential earn-out events remaining. In addition to the increases in the value of the goodwill acquired through the Pacific Broadband acquisition, the goodwill was reduced by $4.9 million for certain liabilities that were accrued for at the time of acquisition that were not realized.

     Micro Magic Business Combination

     On December 8, 2000, Juniper Networks acquired Micro Magic, Inc., (“Micro Magic”), an integrated circuit solutions company. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since December 8, 2000, Micro Magic’s results of operations have been included in the Company’s Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce and an income approach for the core technology.

     The purchase price of approximately $259.3 million consisted of an exchange of approximately 828,000 shares of the Company’s common stock with a fair value of approximately $125.7 million, assumed stock options with a fair value of approximately $93.5 million, approximately $40.0 million in cash, and other acquisition related expenses of approximately $150,000 consisting of payments for professional fees. Of the total purchase price, approximately $1.9 million was allocated to the net tangible assets acquired, approximately $121.7 million was recorded as deferred compensation, and the remainder was allocated to intangible assets, including in-process technology of $10.0 million, core technology of $7.3 million, assembled workforce of $900,000 and goodwill of approximately $117.5 million. The fair value of the common stock given was determined using the average market price of Juniper Networks’ common shares over the period including two days before and after the terms of the acquisition were agreed to and announced. The basis of determining the fair value of the options given was the Black-Scholes method. The deferred compensation charge relates to the intrinsic value of unvested stock options and restricted stock assumed in the transaction. The applications from the in-process technology project have been integrated into Juniper Networks’ products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

     The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 19% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Micro Magic. The calculation of value was then adjusted to reflect only the value creation efforts of Micro Magic prior to the close of the acquisition. At the time of the acquisition, the product was approximately 88% complete and the project was completed in 2001. The resultant value of in-process technology was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated. The deferred compensation is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or restricted stock using the graded vesting method. The acquired intangible assets are being amortized over their estimated useful lives of three years. From the date of acquisition through the end of fiscal 2001, goodwill was amortized using the straight-line method over three years. Beginning January 1, 2002, goodwill was no longer amortized, in accordance with SFAS 142.

Note 4. Goodwill and Purchased Intangible Assets

     In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $208.8 million as of January 1, 2002. The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had it been in effect for the years ended December 31, 2001 and 2000 (in thousands, except per-share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$(119,650)	$(13,417)	$147,916
Amortization of goodwill	–	46,589	10,692

Net income (loss) adjusted	$(119,650)	$33,172	$158,608

Net income (loss) per share:
Basic as reported	$(0.34)	$(0.04)	$0.49

Basic adjusted	$(0.34)	$0.10	$0.52

Diluted as reported	$(0.34)	$(0.04)	$0.43

Diluted adjusted	$(0.34)	$0.10	$0.46

     The following table presents details of the Company’s total purchased intangibles assets (in thousands):

		Accumulated
As of December 31, 2002	Gross	Amortization	Net

Technology	$75,359	$(14,964)	$60,395
Other	10,576	(1,848)	8,728

Total	$85,935	$(16,812)	$69,123

As of December 31, 2001
Technology	$14,259	$(2,881)	$11,378
Other	1,276	(35)	1,241

Total	$15,535	$(2,916)	$12,619

     The table does not include intangible assets that were purchased and completely amortized during the three-month period ended September 30, 2002 to cost of goods sold of $3.6 million from the Unisphere acquisition for the value of backlog orders. Amortization expense of purchased intangible assets of $13.9 million, $2.7 million and $0.2 million were included in operating expenses for the years ended December 31, 2002, 2001 and 2000, respectively.

     The estimated future amortization expense of purchased intangible assets for the next five years is as follows (in thousands):

Year ending December 31,	Amount

2003	$20,660
2004	14,025
2005	13,425
2006	12,813
2007	7,150
Thereafter	1,050

Total	$69,123

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$208,840
Goodwill acquired during the year	767,217
Additions to existing goodwill	16,527
Reductions to existing goodwill	(4,923)

Balance as of December 31, 2002	$987,661

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed an impairment analysis as of January 1, 2002 and again in November 2002 and determined that there was no impairment of the goodwill at either time. However, future goodwill impairment tests, which should include consideration of the Company’s market capitalization in relation to its historical stockholders’ equity, may result in a charge to earnings in periods ending subsequent to December 31, 2002.

Note 5. Restructuring and Other Operating Charges

     2002 Plans

     During the third quarter of 2002, in connection with the acquisition of Unisphere, Juniper Networks’ Board of Directors approved and management initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses of approximately $14.9 million, net of a $2.6 million adjustment for costs that were not going to be incurred due to a change in estimate, associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. The adjusted worldwide workforce reduction charge of $9.0 million related principally to the termination of 220 employees across many regions, business functions and job classes. The Company expects to pay the remaining balance of the severance accrual in the first half of 2003. Non-inventory asset impairment of $0.9 million was primarily for long-lived assets that were no longer needed as a result of the Unisphere acquisition. Adjusted facility charges of $5.0 million consisted primarily of the cost of vacating duplicate facilities and the impairment cost of certain leasehold improvements. These costs are accounted for under EITF Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and have been included as a charge to the results of operations for the year ended December 31, 2002.

     The restructuring charges are based on Juniper Networks’ restructuring plans that have been committed to by management. Changes to the estimates of executing the currently approved plans of restructuring the Unisphere organization will be recorded as an increase or decrease to goodwill, if such changes occur within one year of the acquisition, and any changes thereafter to the estimated costs of restructuring the former Unisphere organization or any similar changes to the costs of restructuring the Juniper Networks organization will be reflected in Juniper Networks’ results of operations.

     As of December 31, 2002, the balance of the accrued restructuring charge recorded in conjunction with the restructuring of the Juniper Networks organization in the third quarter of 2002 consisted of the following (in thousands):

					Restructuring
					liabilities as of
	Initial charge	Non-cash charges	Cash payments	Adjustments	December 31, 2002

Workforce reduction	$10,522	$–	$(8,284)	$(1,547)	$691
Asset impairment	944	(944)	–	–	–
Consolidation of excess facilities	6,083	–	(356)	(1,054)	4,673

Total	$17,549	$(944)	$(8,640)	$(2,601)	$5,364

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates for potential subleases. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

     Juniper Networks also recorded approximately $14.8 million of similar restructuring costs in connection with restructuring the Unisphere organization. These costs are accounted for under EITF Issue No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere and, accordingly, have been included as an increase to goodwill. As of December 31, 2002, there was approximately $9.7 million remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2009, and professional services.

     Other

     The Company recognized a charge of approximately $5.3 million during the quarter ended September 30, 2002 related to the Land acquired in January 2001 located in Sunnyvale, California. The charge was primarily for costs of exiting certain contractual obligations associated with the Land and was included in operating expenses under “Restructuring and other.” The Company has no plans to continue to develop the Land in the foreseeable future.

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

     The following table summarizes the activity related to the 2001 restructuring charges (in thousands):

	Total charges	Non-cash charges	Cash payments	Remaining liabilities as of December 31, 2002

Workforce reduction	$3,171	$(761)	$(2,410)	$–
Lease termination charges and other	5,465	–	(5,000)	465
Impairment of property and equipment	1,437	(1,437)	–	–
Impairment of intangible assets	2,267	(2,267)	–	–

Total	$12,340	$(4,465)	$(7,410)	$465

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates for potential subleases. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

Note 6. Cash Equivalents, Short-Term and Long-Term Investments

     Cash equivalents, short-term and long-term investments consist of the following (in thousands):

	December 31, 2002

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value

Money market funds	$153,156	$–	$–	$153,156
Commercial paper	27,489	–	–	27,489
Government securities	322,121	4,138	(25)	326,234
Corporate debt securities	517,933	8,181	(17)	526,097
Asset-backed securities	97,974	1,604	(71)	99,507
Equity securities	4,209	3,856	–	8,065

Total	$1,122,882	$17,779	$(113)	$1,140,548

Reported as:
Cash equivalents	$172,848	$–	$–	$172,848
Short-term investments	376,105	7,939	(8)	384,036
Long-term investments	573,929	9,840	(105)	583,664

Total	$1,122,882	$17,779	$(113)	$1,140,548

Due within one year	$548,953	$7,939	$(8)	$556,884
Due between one and two years	422,016	7,409	(42)	429,383
Due after two years	151,913	2,431	(63)	154,281

Total	$1,122,882	$17,779	$(113)	$1,140,548

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$302,511	$–	$–	$302,511
Commercial paper	36,006	–	–	36,006
Certificates of deposit	53	–	–	53
Government securities	390,198	2,727	(416)	392,509
Corporate debt securities	751,032	12,504	(340)	763,196
Asset-backed securities	68,914	368	(89)	69,193
Equity securities	9,172	3,791	(128)	12,835

Total	$1,557,886	$19,390	$(973)	$1,576,303

Reported as:
Cash equivalents	$484,414	$970	$(109)	$485,275
Short-term investments	378,395	4,416	(15)	382,796
Long-term investments	695,077	14,004	(849)	708,232

Total	$1,557,886	$19,390	$(973)	$1,576,303

Due within one year	$862,810	$5,385	$(124)	$868,071
Due between one and two years	431,821	11,181	(244)	442,758
Due after two years	263,255	2,824	(605)	265,474

Total	$1,557,886	$19,390	$(973)	$1,576,303

     The Company recognized realized gains from the sale of available-for-sale securities of $0.4 million, which is net of a $5.0 million impairment charge on available-for-sale securities recognized in the quarter ended September 30, 2002 for declines in value that were deemed to be other than temporary, for 2002 and $5.5 million for 2001. The cost of a security sold is based on the specific identification method.

Note 7. Warranties

     Juniper Networks offers a one-year warranty on all of its hardware products as well as a 90-day warranty on the software embedded in the products. The warranty generally includes parts, labor and 24-hour service center support. The specific terms and conditions of those warranties may vary depending on the products sold and the locations into which they are sold. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the Company’s warranty reserve during the period are as follows (in thousands):

Balance as of December 31, 2001	$31,137
Provisions made during the year	16,356
Additional reserve acquired related to Unisphere products	7,609
Actual costs incurred during the year	(22,744)

Balance as of December 31, 2002	$32,358

Note 8. Commitments

     Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2014. Rental expense for 2002, 2001 and 2000, was approximately $17.1 million, $15.0 million and $5.1 million, respectively.

     Future minimum payments under the noncancellable operating leases consist of the following (in thousands):

December 31, 2002

2003	$24,325
2004	22,445
2005	22,569
2006	22,374
2007	22,622
Thereafter	115,025

Total minimum lease payments	$229,360

Note 9. Long-Term Debt

     In March 2000, Juniper Networks received $1.12 billion of net proceeds from the Notes offering of $1.15 billion. Interest on the Notes accrues at 4.75% per year and is payable on March 15 and September 15 each year in cash. The convertible notes are subordinate in right of payment to all senior debt. The Notes are convertible into shares of Juniper Networks common stock at any time prior to maturity or their prior redemption or repurchase by Juniper Networks. The conversion rate is 6.0992 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. On or after the third business day after March 15, 2003, Juniper Networks has the option to redeem the Notes at the following redemption prices (expressed as percentages of principle amount):

Period	Redemption Price

Beginning on the third business day after March 15, 2003 and ending on March 14, 2004	102.714%
Beginning on March 15, 2004 and ending on March 14, 2005	102.036
Beginning on March 15, 2005 and ending on March 14, 2006	101.357
Beginning on March 15, 2006 and ending on March 14, 2007	100.679

     In the quarter ended September 30, 2002, the Company paid approximately $146.0 million to retire a portion of its Notes. This partial retirement resulted in a gain of $62.9 million, which was the difference between the carrying value of the Notes, including unamortized debt issuance costs, at the time of their retirement and the amount paid to extinguish such Notes. The Company is currently evaluating plans to retire additional Notes in the future; therefore, the Company does not consider the gains associated with this retirement to be extraordinary, based on the guidance in SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Note 10. Stockholders’ Equity

     Stock Repurchase

     On December 6, 2000 Juniper Networks repurchased 1,000,000 shares of its common stock at a cost of approximately $130.0 million. All shares repurchased were subsequently reissued later in December 2000 with the difference between the repurchase price and the re-issuance price charged to additional paid-in capital.

     Stock Option Plans

     Amended and Restated 1996 Stock Option Plan

     The Company’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant. Nonstatutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no nonstatutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 1996 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. Juniper Networks has authorized 146,623,000 shares of common stock for issuance under the 1996 Plan. At December 31, 2002, 35,919,000 shares were available for future option grants or stock sales under the 1996 Plan.

     The 1996 Plan also provides for the sale of shares of common stock to employees and consultants at the fair value per share of the common stock. Shares issued to consultants are for the fair value of services previously rendered and are not contingent upon future events. Shares sold to employees are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give Juniper Networks the right to repurchase the shares at the original sales price upon termination of the employee. This right expires at a rate determined by the Board of Directors, generally at the rate of 25% after one year and 2.0833% per month thereafter. No shares were issued under the 1996 Plan in 2002 and 2001. At December 31, 2002 and 2001, 24,000 and 476,000 shares were subject to repurchase rights under the 1996 Plan, respectively. At December 31, 2002 and 2001, 3,896,000 and 3,854,000 shares, respectively, had been repurchased under the 1996 Plan in connection with employee terminations.

     2000 Nonstatutory Stock Option Plan

     In July 2000, the Board of Directors adopted the Juniper Networks 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of nonstatutory stock options to employees, directors and consultants. Nonstatutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no nonstatutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 2000 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. As of December 31, 2002, Juniper Networks had authorized 44,362,000 shares of common stock for issuance under the 2000 Plan. At December 31, 2002, 16,588,000 shares were available for future option grants under the 2000 Plan.

     Micro Magic, Inc. 1995 Stock Option Plan and 2000 Stock Option Plan

     In connection with the acquisition of Micro Magic, Inc. in December 2000, the Company assumed all outstanding options under the Micro Magic, Inc. 1995 Stock Option Plan and the Micro Magic, Inc. 2000 Stock Option Plan (collectively, the “MMI Plans”). The MMI Plans have been terminated except with respect to the options outstanding at the time of the acquisition. Options under the MMI Plans generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of 10 years. Juniper Networks has authorized an aggregate of 626,187 shares of common stock for issuance under the MMI Plans. No shares are available for future option grants under the MMI Plans. As of December 31, 2002, 183,000 shares were outstanding under the MMI Plans.

     Pacific Broadband Communications, Inc. 2000 Stock Incentive Plan and 2000 Subplan

     In connection with the acquisition of Pacific Broadband Communications, Inc. (“PBC”) in December 2001, the Company assumed all outstanding options under the PBC 2000 Stock Incentive Plan and 2000 Subplan (collectively, the “PBC Plans”). Options under the PBC Plans generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of 10 years. Juniper Networks has authorized an aggregate of 1,443,374 shares of common stock for issuance under the PBC Plans. No shares are available for future option grants under the PBC Plans. As of December 31, 2002, 927,000 shares were outstanding under the PBC Plans.

     Unisphere Networks, Inc. 1999 Stock Incentive Plan

     In connection with the acquisition of Unisphere in July 2002, the Company assumed all outstanding options under the Unisphere Amended and Restated 1999 Incentive Plan (the “Unisphere Plan”). Options under the Unisphere Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of 10 years. Juniper Networks has authorized an aggregate of 26,051,000 shares of common stock for issuance under the Unisphere Plan. No shares are available for future option grants under the Unisphere Plans. As of December 31, 2002, 17,615,000 shares were outstanding under the Unisphere Plan.

     Option activity under all option plans is summarized as follows:

	Outstanding Options

		Weighted-Average
	Number of Shares	Exercise Price

Balance at December 31, 1999	44,492,151	$12.56
Options granted and assumed	17,875,906	$89.05
Options exercised	(7,139,401)	$4.98
Options canceled	(2,347,672)	$20.41

Balance at December 31, 2000	52,880,984	$39.96
Options granted and assumed	15,060,163	$33.22
Options exercised	(6,487,771)	$8.14
Options canceled	(28,967,818)	$69.25

Balance at December 31, 2001	32,485,558	$16.97
Options granted and assumed	64,210,269	$8.76
Options exercised	(6,187,481)	$3.14
Options canceled	(15,631,595)	$13.92

Balance at December 31, 2002	74,876,751	$10.71

     The following schedule summarizes information about stock options outstanding under all option plans as of December 31, 2002

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.019 – $5.560	12,189,485	6.25	$2.196	10,319,328	$1.882
$5.650 – $5.650	17,601,450	8.50	$5.650	9,961,761	$5.650
$5.690 – $9.830	15,039,622	8.81	$6.630	789,152	$9.505
$10.310 – $10.310	19,292,750	9.41	$10.310	8,427,488	$10.310
$10.718 – $183.063	10,753,444	7.29	$35.084	7,963,442	$34.703

$0.019 – $183.063	74,876,751	8.25	$10.712	37,461,171	$11.918

     As of December 31, 2001 14,518,000 options were exercisable at an average exercise price of $14.12.

     Stock Option Exchange Program

     On October 25, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Juniper Networks employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price equal to or greater than $10.00 in exchange for an equal number of replacement options to be granted at a future date, at least six months and one day from the cancellation date, which was November 26, 2001. Options granted to certain employees in two 50% increments in April 2001 and July 2001 were not eligible for exchange and, if an employee who received such grants elected to participate in the exchange program, those options were cancelled in their entirety as a condition to exchanging eligible options for replacement options. In addition, those employees electing to participate in the exchange program were required to exchange all options granted to such employees during the six-month period prior to the cancellation date (except for those options grants cancelled as described above). Under the exchange program, options for 23,827,037 shares of the Company’s common stock were tendered and canceled, of which 21,054,076 were eligible for replacement option grants. Each participant employee received, for each eligible option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option was the fair market value of the Company’s common stock on date of grant. The replacement options had terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting.

     Employee Stock Purchase Plan

     In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the Purchase Plan). A total of 3,000,000 shares of common stock were originally reserved for issuance under the 1999 Purchase Plan, plus, commencing on January 1, 2000, annual increases equal to the lesser of 3,000,000 shares, or 1% of the outstanding common shares on such date or a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan is implemented in a series of offering periods, each six months in duration; provided, however, that the first offering period was approximately thirteen months in duration, ending on July 31, 2000. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective offering period.

     During 2002, 781,000 shares of common stock were purchased through the Purchase Plan at an average exercise price of $9.48 per share. As of December 31, 2002, a total of 1,587,000 shares had been issued under the Purchase Plan at an average price of $9.54 per share, and 10,413,000 shares remained available for future issuance under the Purchase Plan.

     Stock-Based Compensation

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based compensation plans. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The fair value of each option granted or assumed through December 31, 2002 was estimated on the date of grant or date of assumption using the minimum value (before the Company went public) or the Black-Scholes method. The fair value of the Company’s stock-based awards was estimated using the following weighted-average assumptions:

	Year Ended December 31,

Employee Stock Options:	2002	2001	2000

Dividend yield	–	–	–
Volatility factor	91%	117%	110%
Risk-free interest rate	2.22%	4.06%	5.31%
Expected life	3.7 years	3 years	3 years
Purchase Plan:
Dividend yield	–	–	–
Volatility factor	91%	117%	110%
Risk-free interest rate	1.42%	3.72%	6.32%
Expected life	1 year	1 year	1 year

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The weighted average estimated fair value of employee stock options granted during 2002, 2001 and 2000 was $4.85, $24.42 and $56.17 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during 2002, 2001 and 2000 was $10.44, $56.30 and $3.71, respectively.

     Common Stock Reserved for Future Issuance

     At December 31, 2002, Juniper Networks had reserved an aggregate of 143,544,000 shares of common stock for future issuance under all its Stock Option Plans, the 1999 Employee Stock Purchase Plan and for future issuance upon conversion of convertible subordinated notes.

Note 11. 401(k) Plan

     Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees are eligible to participate on their first day of employment with Juniper Networks. Under the plan, employees may contribute up to 60% of their pretax salaries per year but not more than the statutory limits. Beginning January 1, 2001 Juniper Networks began matching employee contributions. The matching formula is $0.50 on the dollar up to 6% of eligible pay (up to an annual maximum of $2,000). All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $2.0 million in 2002 and $1.4 million in 2001.

Note 12. Segment Information

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment; however, it tracks revenue by geographic region. The following table shows net revenues by geographic region (in thousands):

	Year Ended December 31,

	2002	2001	2000

Americas	$300,022	$613,819	$440,894
Europe	131,139	171,639	147,490
Asia	115,386	101,564	85,117

Total net revenues	$546,547	$887,022	$673,501

     The Americas region includes net revenues from countries other than the United States of approximately, $31.1 million, $42.8 and $4.4 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Note 13. Net Income (Loss) Per Share

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income (loss)	$(119,650)	$(13,417)	$147,916

Basic and diluted:
Weighted-average shares of common stock outstanding	351,289	321,625	315,252
Less: weighted-average shares subject to repurchase	(594)	(2,247)	(10,871)

Weighted-average shares used in computing basic net income (loss) per share	350,695	319,378	304,381
Effect of dilutive securities:
Shares subject to repurchase	–	–	10,871
Employee stock options	–	–	32,606

Weighted-average shares used in computing diluted net income (loss) per share	350,695	319,378	347,858

Basic net income (loss) per share	$(0.34)	$(0.04)	$0.49
Diluted net income (loss) per share	$(0.34)	$(0.04)	$0.43

     For 2002 and 2001, Juniper Networks has excluded 11,510,000 and 16,570,000 common stock equivalents, respectively, consisting of outstanding stock options and shares subject to repurchase from the calculation of diluted loss per share because all such securities are antidilutive in that period due to the net loss. Employee stock options to purchase approximately 41,271,000 shares, 25,277,000 shares and 567,000 shares in 2002, 2001 and 2000, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. For 2002, 2001 and 2000, the convertible subordinate notes were also excluded from the calculation of diluted loss per share because the effect of the assumed conversion of the notes is antidilutive.

Note 14. Comprehensive Income (Loss)

     The activity of other comprehensive income was as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Change in net unrealized gain (loss) on investments	$(366)	$12,923	$13,315
Less: net gain on investments realized and included in net income (loss)	385	5,468	1,537
Change in net unrealized gain or loss on foreign currency	(615)	–	–

Net change for the year	$(1,366)	$7,455	$11,778

     The components of accumulated other comprehensive income were as follows (in thousands):

	As Of December 31,

	2002	2001

Accumulated net unrealized gain on available-for-sale investments	$17,667	$18,418
Accumulated net unrealized gain (loss) on foreign currency	(615)	–

Total accumulated other comprehensive income	$17,052	$18,418

Note 15. Joint Venture

     During the quarter ended June 30, 2001, Juniper Networks and Ericsson A.B., through their respective subsidiaries, entered into a joint venture agreement to develop and market products for the wireless Internet infrastructure market and Juniper Networks began recording its 40% share of the joint venture’s loss. During 2002, the Company’s share of the joint venture’s loss totaled approximately $1.3 million, and is recorded as a single line item in the other income section of the income statement. To date, Juniper Networks has funded the joint venture in the amount of $5.4 million. In addition to this joint venture, Ericsson is also a significant reseller of Juniper Networks representing greater than 10% of our revenues for 2002 and 2001. As of December 31, 2002, the Company has no further obligations to fund this joint venture.

Note 16. Income Taxes

     Significant components of the provision (benefit) for income taxes attributable to operations are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Federal – current	$–	$1,181	$–
State – current	750	1,086	2
Foreign – current	3,750	2,681	768
Income tax benefits attributable to employee stock plan activity allocated to shareholders’ equity	–	25,006	81,686

Total provision for income taxes	$4,500	$29,954	$82,456

     Pretax income (loss) from foreign operations was $7.4 million, $13.8 million, and $(27.6) million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Deferred income taxes reflect the net tax effects of tax carryforward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$46,700	$61,000
Research and other credit carryforwards	52,880	41,013
Deferred revenue	160	2,217
Property and equipment basis differences	10,660	14,356
Reserves and accruals not currently deductible	102,279	69,958
Other temporary differences	6,926	3,181

Total deferred tax assets	219,605	191,725
Valuation allowance	(179,764)	(171,835)

Net deferred tax asset	39,841	19,890
Deferred tax liability – deferred compensation and other	(39,841)	(19,890)

Net deferred tax assets	$–	$–

     Unused net operating loss and research and development tax credit carryforwards will expire at various dates beginning in the years 2021 and 2012, respectively. The Company has provided a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to tax losses caused by employee stock option exercises. The net valuation allowance increased by $7.9 million in the year ended December 31, 2002, $52.8 million in 2001, and by $87.9 million in 2000. At December 31, 2002, approximately $136.0 million of the valuation allowance referenced above relates to the tax benefits of stock option deductions that will be credited to equity when realized. Substantially all of the remaining balance of $44.0 million relates to capital losses that will carry forward to offset future capital gains.

     The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income (loss) before taxes because of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Expected provision (benefit) at 35%	$(40,303)	$5,788	$80,630
Federal alternative minimum tax	–	–	–
State taxes, net of federal benefit	348	1,531	9,000
Foreign income at different tax rates	(91)	(3,034)	–
Nondeductible goodwill and in-process R&D	29,218	17,612	7,700
(Benefited) / unbenefited operating and investment losses	15,299	16,557	(10,612)
Research and development credits	–	(8,756)	(4,000)
Other	29	256	(262)

Total	$4,500	$29,954	$82,456

     The IRS is currently auditing the Company’s federal income tax returns for fiscal years 1999 and 2000. Proposed adjustments have not been received for these years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company’s financial position or results of operations.

Note 17. Legal Proceedings

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

     IPO Allocation Case

     In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999. Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other companies. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and an amended complaint was filed in July 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the amended complaint. In March 2003, the judge granted defendants motion to dismiss with leave to amend. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. Plaintiffs must file an amended complaint on or before May 12, 2003. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

Note 18. Quarterly Results (Unaudited)

     The table below sets forth selected unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year ended December 31, 2002
Net revenues	$122,219	$117,036	$152,026	$155,266
Gross profit	$72,223	$68,881	$83,161	$92,174
Amortization of purchased intangibles and deferred stock compensation	$15,275	$(6,362)	$8,727	$(3,336)
Restructuring and other	$–	$–	$22,830	$(2,601)
In-process research and development	$–	$–	$83,479	$–
Operating income (loss)	$(15,248)	$6,475	$(130,010)	$11,746
Loss on investments	$(30,600)	$–	$(19,851)	$–
Gain on retirement of convertible subordinated notes	$–	$–	$62,855	$–
Net income (loss)	$(46,003)	$6,231	$(88,330)	$8,452
Basic income (loss) per share	$(0.14)	$0.02	$(0.24)	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year ended December 31, 2001
Net revenues	$332,105	$202,181	$201,703	$151,033
Gross profit	$218,364	$121,701	$81,936	$92,250
Amortization of purchased intangibles and deferred stock compensation	$24,936	$19,470	$16,319	$16,043
Operating income (loss)	$87,000	$(9,235)	$(26,703)	$(10,199)
Loss on investments	$(10,000)	$(32,620)	$(11,000)	$–
Net income (loss)	$58,566	$(37,131)	$(29,726)	$(5,126)
Basic income (loss) per share	$0.19	$(0.12)	$(0.09)	$(0.02)

     Basic and diluted net losses per share are computed independently for each of the quarters presented, therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Our directors and executive officers and their ages, as of December 31, 2002, are as follows:

NAME	AGE	POSITION

Scott Kriens	45	President, Chief Executive Officer and Chairman of the Board
Pradeep Sindhu	50	Chief Technical Officer and Vice Chairman of the Board
Marcel Gani	50	Executive Vice President, Chief Financial Officer
Lloyd Carney	41	Executive Vice President Operations
James A. Dolce Jr.	40	Executive Vice President Field Operations
William R. Hearst III	53	Director
Vinod Khosla	47	Director
C. Richard Kramlich	67	Director
Stratton Sclavos	41	Director
William R. Stensrud	52	Director

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

     LLOYD CARNEY joined Juniper Networks in January 2002. He serves as Executive Vice President of Operations. From May 2001 until September 2001 he served as the President of the Core IP Division of Nortel Networks. From March 2000 until May 2001, Mr. Carney served as President of the Wireless Internet Division of Nortel Networks. From June 1997 until March 2000 he served as President of the Enterprise Data Division of Nortel Networks. Prior to that, Mr. Carney served as Vice President of Worldwide Customer Service of Nortel Networks.

     JAMES A DOLCE, JR. joined Juniper Networks as Executive Vice President Field Operations in July 2002 as part of our acquisition of Unisphere Networks, Inc. He served as Chief Executive Officer and a director of Unisphere from July 2000 until July 2002. From January 2000 to July 2000, Mr. Dolce served as President of Unisphere. From April 1999 to January 2000, Mr. Dolce served as Vice President of the Data Products Group of Unisphere. From September 1997 to April 1999, he served as President of Redstone Communications, which he co-founded. From May 1996 to July 1997, Mr. Dolce served as Vice President and General Manager of the Remote Access Business Unit of Cascade Communications, a provider of wide area network switches.

     WILLIAM R. HEARST III is a partner with Kleiner Perkins Caufield & Byers, a venture capital firm located in Menlo Park, California. He has served on the Board of Directors of Juniper Networks since February 1996. From May 1995 to August 1996, he was the Chief Executive Officer of At Home Corporation, a high speed Internet access and consumer online services company. Mr. Hearst was editor and publisher of the San Francisco Examiner from 1984 until 1995. Mr. Hearst serves on the boards of directors of Hearst-Argyle Television, The Hearst Corporation, Oblix, Inc., OnFiber, Applied Minds and Pictos. He is a Fellow of the American Association for the Advancement of Science and a trustee of Carnegie Institution, the Hearst Foundation, Mathematical Sciences Research Institute, the California Academy of Sciences and Grace Cathedral of San Francisco. Mr. Hearst received an AB degree in Mathematics in 1972 from Harvard University.

     VINOD KHOSLA has been a General Partner with the venture capital firm of Kleiner Perkins Caufield & Byers since February 1986. He has served on the Board of Directors of Juniper Networks since February 1996. Mr. Khosla was a co-founder of Daisy Systems Corporation, an electronic design automation company, and the founding Chief Executive Officer of Sun Microsystems, Inc., a computer and data networking company. Mr. Khosla also serves on the boards of directors of QWEST Communications International, Inc., Centrata, Zambeel, Zaplet and SEEC. Mr. Khosla holds a B.S.E.E. from the Indian Institute of Technology in New Delhi, an M.S.E. from Carnegie-Mellon University, and an M.B.A. from the Stanford Graduate School of Business.

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

     STRATTON SCLAVOS has been President and Chief Executive Officer of VeriSign Inc. since July 1995 and Chairman of the board of directors since December 2001. He has served on the Board of Directors of Juniper Networks since May 2000. From October 1993 to June 1995, he was Vice President, Worldwide Marketing and Sales of Taligent, Inc., a software development company that was a joint venture among Apple Computer, Inc., IBM and Hewlett-Packard. Prior to that time, he served in various sales, business development and marketing capacities for GO Corporation, MIPS Computer Systems, Inc. and Megatest Corporation. Mr. Sclavos also serves on the boards of directors of Keynote Systems, Inc., Marimba, Inc., Salesforce.com and Intuit, Inc. Mr. Sclavos received his B.S. in Electrical and Computer Engineering from the University of California at Davis in 1981.

     WILLIAM R. STENSRUD has been a General Partner with the venture capital firm of Enterprise Partners since January 1997. Mr. Stensrud also currently is the acting Chief Executive Officer of Ensemble Communications, Inc. He has served on the Board of Directors of Juniper Networks since October 1996. Mr. Stensrud was an independent investor and turnaround executive from March 1996 to January 1997. During this period, Mr. Stensrud served as President of Paradyne Corporation and as a director of Paradyne Corporation, GlobeSpan Corporation and Paradyne Partners LLP, all data networking companies. From January 1992 to July 1995, Mr. Stensrud served as President and Chief Executive Officer of Primary Access Corporation, a data networking company acquired by 3Com Corporation. From 1986 to 1992, Mr. Stensrud served as the Marketing Vice President of StrataCom, Inc., a telecommunications equipment company, which Mr. Stensrud co-founded. Mr. Stensrud also serves on the boards of directors of Paradyne Corporation, Airfiber, Alvesta, Calient Networks, Ensemble Communications, Inc., LongBoard, Inc. and Novera Optics. He holds a B.S. degree in Electrical Engineering and Computer Science from Massachusetts Institute of Technology.

     Juniper Networks believes that during 2002, all filings with the SEC by its officers, directors and 10% stockholders complied with requirements for reporting ownership and changes in ownership of Juniper Networks common stock under Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11. Executive Compensation

     The information is incorporated herein by reference to the Company’s definitive 2003 Proxy Statement, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2002.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table provides information as of December 31, 2002 about our common stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options assumed by the Company in connection with acquisitions of the companies that originally granted those options. Footnote (6) to the table sets forth the total number of shares of the Company’s Common Stock issuable upon exercise of assumed options as of December 31, 2002, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

			Number of
			Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of		Compensation Plans
	Securities to be		(excluding
	Issued Upon	Weighted-Average	securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)

Equity compensation plans approved by security holders(1)	29,088,600 (3)	$13.03	46,332,425 (4)

Equity compensation plans not approved by security holders (2)	26,925,310	$11.81	16,588,345 (5)

Total	56,013,910	$12.44	62,920,770

(1)	Includes the Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”) and the 1999 Employee Stock Purchase Plan (the “Purchase Plan”).

(2)	Includes the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). No options issued under this Plan are held by any directors or executive officers.

(3)	Excludes purchase rights accruing under the Purchase Plan, which has a stockholder-approved reserve of 10,413,198.

(4)	Consists of shares available for future issuance under the 1996 Plan and the Purchase Plan. As of December 31, 2002, an aggregate of 35,919,227 and 10,413,198 shares of Common Stock were available for issuance under the 1996 Plan and the Purchase Plan, respectively. Under the terms of the 1996 Plan, an annual increase is added on the first day of each fiscal year equal to the lesser of (a) 18,000,000 shares, (b) 5% of the outstanding shares on that date or (c) a lesser amount determined by the Board of Directors. Under the terms of the Purchase Plan, an annual increase is added on the first day of each fiscal year equal to the lesser of (a) 3,000,000 shares, (b) 1% of the outstanding shares on that date or (c) a lesser amount determined by the Board of Directors.

(5)	Consists of shares available for future issuance under the 2000 Plan. Under the terms of the 2000 Plan, an annual increase is added on the first day of each fiscal year equal to the greater of (a) 5,000,000 shares, (b) 5% of the outstanding shares on that date or (c) a lesser amount determined by the Board of Directors.

(6)	As of December 31, 2002, a total of 18,862,841 shares of the Company’s Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $5.58 per share. No additional options may be granted under those assumed plans.

     For a narrative description of the material features of the 2000 Plan, please see Note 10 to the Company’s Consolidated Financial Statements in Item 8, above. Certain other information required by this Item is incorporated herein by reference to the Company’s 2003 Definitive Proxy Statement, which is expected to be filed not later than 120 days after the Company’s fiscal year ended December 31, 2002.

ITEM 13. Certain Relationships and Related Transactions

     The information is incorporated herein by reference to the Company’s definitive 2003 Proxy Statement, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2002.

ITEM 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (“Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Consolidated Financial Statements

		See Index to Consolidated Financial Statements at Item 8 herein.

	2.	Financial Statement Schedules

		The following consolidated financial statement schedules of Juniper Networks are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

		Schedule	Page
		Schedule II — Valuation and Qualifying Account	76

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

	3.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page 75 are filed or incorporated by reference as part of this report.

(b)		Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 10th day of March 2003.

Juniper Networks, Inc.

By:	/s/ Marcel Gani

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the date indicated have signed this report below.

Signature	Title	Date

/s/ Scott Kriens Scott Kriens	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2003

/s/ Marcel Gani Marcel Gani	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2003

/s/ Pradeep Sindhu Pradeep Sindhu	Chief Technical Officer and Vice Chairman of Board	March 10, 2003

/s/ William R. Hearst III William R. Hearst III	Director	March 10, 2003

/s/ Vinod Khosla Vinod Khosla	Director	March 10, 2003

/s/ C. Richard Kramlich C. Richard Kramlich	Director	March 10, 2003

/s/ Stratton Sclavos Stratton Sclavos	Director	March 10, 2003

/s/ William Stensrud William Stensrud	Director	March 10, 2003

CERTIFICATIONS

I, Scott Kriens, certify that:

1.	I have reviewed this annual report on Form 10-K of Juniper Networks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Scott Kriens

Name:	Scott Kriens
Title:	Chairman and Chief Executive Officer
Date:	March 10, 2003

I, Marcel Gani, certify that:

1.	I have reviewed this annual report on Form 10-K of Juniper Networks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Marcel Gani

Name:	Marcel Gani
Title:	Chief Financial Officer
Date:	March 10, 2003

Juniper Networks, Inc.
Schedule II — Valuation and Qualifying Account
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at	Charged to
	beginning	costs and		Balance at
	of year	expenses	Deductions	end of year

Year ended December 31, 2002 Allowance for doubtful accounts	$8,991	$7,757	$(8,420)	$8,328
Year ended December 31, 2001 Allowance for doubtful accounts	$3,727	$7,200	$(1,936)	$8,991
Year ended December 31, 2000 Allowance for doubtful accounts	$632	$3,095	$–	$3,727

Exhibit Index

Exhibit Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc.

4.1	Form of Indenture by and between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1 No. 333-96171)

10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.2	Amended and Restated 1996 Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-8 No. 333-57860)

10.3	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92088)

10.4	2000 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92086)

10.5	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92090)

10.5	Change of Control Agreement between Scott Kriens and the Registrant dated October 1, 1996 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.6	Change of Control Agreement between Marcel Gani and the Registrant dated February 18, 1997 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.7	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997 and Amendments One and Two to the agreement dated January 5, 1998 and March 2, 1998, respectively (incorporated herein by reference to Exhibit 10.8, 10.8.1 and 10.8.2, respectively, to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.8	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.9	Lease between Mathilda Associates LLC and the Registrant dated February 28, 2000 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 73)

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002