Form 10-Q
period 2003-03-31
JUNIPER NETWORKS INC
filed 2003-05-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-26339

JUNIPER NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0422528 (IRS Employer Identification No.)

1194 North Mathilda Avenue Sunnyvale, California 94089 (Address of principal executive offices, including zip code)	(408) 745-2000 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     There were approximately 377,962,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of April 30, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

		December 31,
	March 31, 2003	2002

	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$250,342	$194,435
Short-term investments	305,687	384,036
Accounts receivable, net	84,508	78,501
Prepaid expenses and other current assets	26,331	23,957

Total current assets	666,868	680,929
Property and equipment, net	259,317	266,962
Long-term investments	625,796	583,664
Goodwill	987,661	987,661
Purchased intangible assets, net and other long-term assets	88,188	95,453

Total assets	$2,627,830	$2,614,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,729	$51,747
Accrued warranty	31,948	32,358
Other accrued liabilities	94,705	111,773
Deferred revenue	51,558	46,146

Total current liabilities	239,940	242,024
Convertible subordinated notes	942,114	942,114
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	1,472,275	1,461,910
Deferred stock compensation	(8,195)	(11,113)
Accumulated other comprehensive income	15,331	17,052
Accumulated deficit	(33,635)	(37,318)

Total stockholders’ equity	1,445,776	1,430,531

Total liabilities and stockholders’ equity	$2,627,830	$2,614,669

(A)  The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,

	2003	2002

Net revenues:
Product	$135,174	$104,546
Service	22,033	17,673

Total net revenues	157,207	122,219
Cost of revenues:
Product	48,371	39,711
Service	12,980	10,285

Total cost of revenues	61,351	49,996

Gross profit	95,856	72,223
Operating expenses:
Research and development	43,470	35,069
Sales and marketing	32,984	27,578
General and administrative	7,472	9,549
Amortization of purchased intangible assets and deferred stock compensation (1)	7,522	15,275

Total operating expenses	91,448	87,471

Operating income (loss)	4,408	(15,248)
Interest income	9,252	16,752
Interest expense	(11,949)	(15,132)
Gain on sale of investments	4,352	—
Write-down of investments	—	(30,600)
Equity in net loss of joint venture	—	(1,025)

Income (loss) before income taxes	6,063	(45,253)
Provision for income taxes	2,380	750

Net income (loss)	$3,683	$(46,003)

Net income (loss) per share:
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

Shares used in computing net income (loss) per share:
Basic	375,549	329,367

Diluted	390,947	329,367

(1)	Amortization of deferred stock compensation relates to the following cost and expense categories by period:

Cost of revenues	$109	$341
Research and development	1,662	11,188
Sales and marketing	327	1,706
General and administrative	122	394

Total	$2,220	$13,629

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$3,683	$(46,003)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	12,867	8,171
Amortization of purchased intangibles and deferred stock compensation	7,522	15,276
Amortization of debt issuance costs	778	953
Gain on sale of investments	(4,352)	—
Write-down of investments	—	30,600
Changes in operating assets and liabilities:
Accounts receivable	(6,007)	37,608
Prepaid expenses, other current assets and other long-term assets	(5)	3,717
Accounts payable	9,982	(23,290)
Accrued warranty	(410)	(864)
Other accrued liabilities	(17,068)	(7,970)
Deferred revenue	5,412	(6,214)

Net cash provided by operating activities	12,402	11,984
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(5,222)	(5,776)
Purchases of available-for-sale investments	(163,723)	(331,840)
Maturities and sales of available-for-sale investments	201,386	417,566
Minority equity investments	—	(1,000)

Net cash provided by investing activities	32,441	78,950
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,064	7,405

Net cash provided by financing activities	11,064	7,405

Net increase in cash and cash equivalents	55,907	98,339
Cash and cash equivalents at beginning of period	194,435	606,845

Cash and cash equivalents at end of period	$250,342	$705,184

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22,375	$27,313

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Juniper Networks is a leading provider of network infrastructure solutions that transform the business of networking by converting bandwidth into a dependable, secure and highly valuable corporate asset. The Company sells and markets its products through its direct sales organization and value-added resellers.

     In July 2002, the Company completed its acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation, which itself is a subsidiary of Siemens A.G. (“Siemens”). Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” the Company has included in its results of operations for 2002, the results of Unisphere from July 1, 2002. Therefore, the quarter ended March 31, 2002 does not include the results of Unisphere, but the quarter ended March 31, 2003 does include the results of the combined companies.

Note 2. Summary of Significant Accounting Policies

     Stock-Based Compensation

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

	Quarter Ended March 31,

	2003	2002

Net income (loss) as reported	$3,683	$(46,003)
Add: amortization of deferred stock compensation included in reported net income (loss), net of tax	1,376	8,450
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(17,481)	(19,879)

Pro forma net loss	$(12,422)	$(57,432)
Basic net income (loss) per share:
As reported	$0.01	$(0.14)
Pro forma	$(0.03)	$(0.17)
Diluted net income (loss) per share:
As reported	$0.01	$(0.14)
Pro forma	$(0.03)	$(0.17)

     Guarantees

     Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued in November 2002. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. The Company has entered into agreements with some of its customers that contain indemnification provisions relating to claims alleging that the Company’s products infringes the intellectual property rights of a third party. The Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its customer agreements and the guarantees of standby letters of credits for certain lease facilities. The Company implemented the provisions of FIN 45 as of January 1, 2003 and it has not had any impact on its financial position, results of operations or cash flows. In addition, the Company does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows in the future.

     Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal periods beginning after June 15, 2003. The Company is evaluating the impact of EITF 00-21, but currently does not believe it will have a material impact on the Company’s consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the “Primary Beneficiary”) should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption did not have an effect on its consolidated financial position or results of operations.

Note 3. Equity Investments

     As of March 31, 2003 and December 31, 2002, the carrying values of the Company’s minority equity investments in privately held companies were $4.8 million and $5.0 million, respectively. During the quarter ended March 31, 2003, the Company sold its entire position in one privately held company for approximately $250,000, which did not result in a material gain or loss. During the quarter ended March 31, 2002, the Company wrote down these investments for declines in value determined to be other than temporary by $30.6 million. No such write downs were made in the quarter ended March 31, 2003.

     In addition to the equity investments in privately held companies, the Company holds certain marketable equity securities classified as available-for-sale. During the quarter ended March 31, 2003, the Company sold some of these investments, which had a cost basis of approximately $2.1 million, and recognized a gain of approximately $4.4 million.

Note 4. Warranties

     Juniper Networks generally offers a one-year warranty on all of its hardware products as well as a 90-day warranty on the software embedded in the products. The warranty generally includes parts, labor and 24-hour service center support. The specific terms and conditions of those warranties may vary depending on the products sold and the locations into which they are sold. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the Company’s warranty reserve during the period are as follows (in thousands):

Balance as of December 31, 2002	$32,358
Provisions made during the year	5,980
Actual costs incurred during the year	(6,390)

Balance as of March 31, 2003	$31,948

Note 5. Acquisitions

     In July 2002, Juniper Networks completed its acquisition of 100% of Unisphere, a subsidiary of Siemens, who also was a significant customer during the quarter ended March 31, 2003. The acquisition resulted in the payment of $375.0 million of cash and the issuance of 36.5 million shares of Juniper Networks’ common stock with a fair value of approximately $359.9 million to the former stockholders of Unisphere. Juniper Networks also assumed all of the outstanding stock options of Unisphere with a fair value of approximately $151.2 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 2 years for expected life, 4% for the risk-free interest rate and a market value of $9.86 per share as described above. The Company also incurred direct costs associated with the acquisition of approximately $13.6 million and an estimated liability of approximately $14.8 million, consisting primarily of workforce reduction charges, including severance and other employee benefits, costs of vacating duplicate facilities and the cost of exiting certain contractual obligations. The total purchase price has been preliminarily allocated as follows (in thousands):

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

Note 6. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s total purchased intangibles assets (in thousands):

		Accumulated
As of March 31, 2003	Gross	Amortization	Net

Technology	$75,359	$(19,519)	$55,840
Other	10,576	(2,595)	7,981

Total	$85,935	$(22,114)	$63,821

As of December 31, 2002

Technology	$75,359	$(14,964)	$60,395
Other	10,576	(1,848)	8,728

Total	$85,935	$(16,812)	$69,123

     Amortization expense of purchased intangible assets of $5.3 million and $13.9 million were included in operating expenses for the quarter ended March 31, 2003 and the year ended December 31, 2002, respectively.

     The estimated future amortization expense of purchased intangible assets for the next five years is as follows (in thousands):

Year ending December 31,	Amount

2003 (remaining nine months)	$15,358
2004	14,025
2005	13,425
2006	12,813
2007	7,150
2008	1,050

Total	$63,821

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed an impairment analysis as of November 2002 and determined that there was no impairment of the goodwill at that time. There were no impairment indictors during the quarter ended March 31, 2003.

Note 7. Restructuring Expenses

     2002 Plans

     During the third quarter of 2002, in connection with the acquisition of Unisphere, Juniper Networks’ Board of Directors approved and management initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses of approximately $14.9 million associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. These costs were included as a charge to the results of operations for the year ended December 31, 2002. As of March 31, 2003, the balance of the accrued restructuring charge consisted of the following (in thousands):

					Restructuring
					liabilities as of
	Initial	Non-cash	Cash		March 31,
	charge	charges	payments	Adjustments	2003

Workforce reduction	$10,522	$—	$(8,975)	$(1,547)	$—
Asset impairment	944	(944)	—	—	—
Consolidation of excess facilities	6,083	—	(959)	(1,054)	4,070

Total	$17,549	$(944)	$(9,934)	$(2,601)	$4,070

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates for potential subleases. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

     Juniper Networks also recorded approximately $14.8 million of similar restructuring costs in connection with restructuring the Unisphere organization. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere. As of March 31, 2003, there was approximately $9.2 million remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2009, and professional services. Changes to the estimates of executing the currently approved plans of restructuring the Unisphere organization will be recorded as an increase or decrease to goodwill, if such changes occur within one year of the acquisition, and any changes thereafter to the estimated costs of restructuring the former Unisphere organization or any similar changes to the costs of restructuring the Juniper Networks organization will be reflected in Juniper Networks’ results of operations.

Note 8. Segment Information

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment; however, the following table shows net revenues by geographic region (in thousands):

	Quarter Ended March 31,

	2003	2002

Americas	$59,753	$84,197
Europe	43,031	25,912
Asia	54,423	12,110

Total	$157,207	$122,219

     The Americas region includes net revenues from countries other than the United States of approximately $7.6 million and $4.1 million for the quarters ended March 31, 2003 and 2002, respectively.

     During the quarter ended March 31, 2003, Ericsson A.B. and Siemens A.G. each accounted for greater than 10% of net revenues, compared to the quarter ended March 31, 2002, where Ericsson A.B. and WorldCom, Inc. each accounted for greater than 10% of net revenues.

Note 9. Net Income (Loss) Per Share

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Quarter Ended March 31,

	2003	2002

Numerator:
Net income (loss)	$3,683	$(46,003)

Denominator:
Weighted-average shares of common stock outstanding	375,767	330,299
Weighted-average shares subject to repurchase	(218)	(932)

Denominator for basic net income (loss) per share	375,549	329,367
Common stock equivalents	15,398	—

Denominator for diluted net income (loss) per share	390,947	329,367

Consolidated net income (loss) applicable to common stockholders per share:
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

     For the quarter ended March 31, 2002, Juniper Networks has excluded approximately 13,464,000 common stock equivalents from the calculation of diluted loss per share because such securities were antidilutive in that period due to the net loss. Employee stock options to purchase approximately 33,320,000 shares and 15,146,000 shares in the quarters ended March 31, 2003 and 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. For each of the periods presented, the Convertible Subordinate Notes were also excluded from the calculation of diluted loss per share because the effect of the assumed conversion of the notes is antidilutive.

Note 10. Other Comprehensive Income (Loss)

     Comprehensive income (loss) is as follows (in thousands):

	Quarter Ended March 31,

	2003	2002

Net income (loss)	$3,683	$(46,003)
Less: realized gain on sale of equity investments	(4,352)	—
Unrealized gains (losses) on equity investments, net of realized gain	2,644	(12,748)
Foreign currency translation losses	(13)	(78)

Total comprehensive income (loss)	$1,962	$(58,829)

Note 11. Legal Proceedings

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

     The following information should be read in conjunction with our Annual Report on Form 10-K filed on March 11, 2003 with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

     Overview

     Juniper Networks, Inc. (“Juniper Networks” or “we”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. We are a leading provider of network infrastructure solutions that transform the business of networking by converting bandwidth into a dependable, secure and highly valuable corporate asset. We sell and market our products through our direct sales organization and value-added resellers.

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

          •      the valuation of exposures associated with the contract manufacturing operations; and

          •      estimating future warranty costs, which impacts cost of product revenues and gross margins.

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

     Revenue Recognition

     We recognize product revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless we have future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, we recognize product revenue upon shipment to our customers, including resellers, as it is our policy to ensure an end user has been identified prior to shipment. Service revenue is recognized over the service period. Our ability to recognize revenue in the future will be impacted by conditions imposed by our customers and by our assessment of collectibility. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is not reasonably assured, revenue is deferred until the payment is collected.

     The amount of product revenue recognized in a given period is also impacted by our judgments made in establishing our reserve for potential future product returns. Although our arrangements do not include any contractual rights of return, and our general policy is that we do not accept returns, under unique circumstances we have and may in the future accept product returns from our customers. Therefore, we do provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. In addition, we get input from our sales and support organizations with respect to specific customer issues. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.

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

     Contract Manufacturer Exposures

     We outsource the majority of our manufacturing, repair operations and supply chain management operations to our independent contract manufacturers. Accordingly, a significant portion of the cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture products based on build forecasts we provide them. Our forecasts are based on our estimates of future demand for our products. Our estimates of future demand for our products are based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we have contractual liabilities and exposures with all of the contract manufacturers, such as carrying costs and excess material exposures, that would have an adverse impact on our gross margins and profitability. The majority of factors that affect component usage and demand for our products are outside of our control.

     Warranty Reserves

     We generally offer a one-year warranty on all of our hardware products as well as a 90-day warranty on the software embedded in the products. The warranty generally includes parts, labor and 24-hour service center support. The specific terms and conditions of those warranties may vary. We estimate the costs that may be incurred under our warranty obligations and record a liability and charge to cost of product sales in the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, our estimates of anticipated rates of warranty claims and costs per claim. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

     Results of Operations

     In July 2002, we completed our acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation, which itself is a subsidiary of Siemens A.G. (“Siemens”). Following the acquisition Siemens, itself and through its local country affiliates, was one of our significant resellers. Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” we have included in our results of operations for 2002 the results of Unisphere from July 1, 2002. Therefore, the quarter ended March 31, 2002 does not include the results of Unisphere, but the quarter ended March 31, 2003 does include the results of the combined companies.

     Net Revenues

     The following table shows product and service net revenues for the quarters ended March 31, 2003 and 2002 (in thousands):

	Quarter Ended March 31,

		% of Net		% of Net
	2003	Revenues	2002	Revenues

Net revenues:
Product	$135,174	86%	$104,546	86%
Service	22,033	14%	17,673	14%

Total net revenues	$157,207	100%	$122,219	100%

     Product net revenues increased $30.6 million in the quarter ended March 31, 2003 compared to the same period in 2002. The increase was due primarily to the sales of the E-series products we acquired through the Unisphere acquisition, as well as adoption of our T-series products, which were introduced during 2002.

     Service net revenues increased $4.4 million in the quarter ended March 31, 2003 compared to the same period in 2002. Service net revenues increased as a result of service contracts acquired as part of the Unisphere acquisition and a larger installed base of customers and products. Our service revenue primarily is from customers who previously purchased our products and enter into a service contract. In addition to product-related service contracts, service revenue is generated from providing professional and educational services.

     During the quarter ended March 31, 2003, Ericsson A.B. and Siemens A.G. each accounted for greater than 10% of net revenues, compared to the quarter ended March 31, 2002, where Ericsson A.B. and WorldCom, Inc. each accounted for greater than 10% of net revenues.

     The following table shows net revenues and the percent of total net revenues by geographic region for the quarters ended March 31, 2003 and 2002 (in thousands):

		Quarter Ended March 31,

		% of Net		% of Net
	2003	Revenues	2002	Revenues

Americas	$59,753	38%	$84,197	69%
Europe	43,031	27%	25,912	21%
Asia	54,423	35%	12,110	10%

Total	$157,207	100%	$122,219	100%

     We experienced a shift in net revenues as a percentage of total net revenues from the Americas region to Europe and Asia in 2003 compared to 2002. The shift was primarily due to both the capital spending market decline in the United States, as well as the increase in our international customer base, which was partially due to the Unisphere acquisition.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin percentages for the quarters ended March 31, 2003 and 2002 (in thousands):

		Quarter Ended Margin 31,

		Gross		Gross
	2003	Margin %	2002	Margin %

Cost of revenues:
Product	$48,371	64%	$39,711	62%
Service	12,980	41%	$10,285	42%

Total cost of revenues	$61,351	61%	$49,996	59%

     Our gross margins can be highly variable and are dependent on many factors, some of which are outside of our control. We have outsourced the majority of our manufacturing, repair operations and supply chain management operations. Accordingly, a significant portion of the cost of revenues consists of payments to our independent contract manufacturers. The independent contract manufacturers manufacture our products using quality assurance programs and standards that we established. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities in Neenah, Wisconsin and Toronto, Canada. Our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility.

     Cost of product revenues increased $8.7 million in the quarter ended March 31, 2003 compared to the same period in 2002. The increase was primarily due to an increase in standard cost of goods sold, which was a direct result from the increase in product revenues, partially offset by a decrease in certain contract manufacturer charges.

     Cost of service revenues increased $2.7 million in the quarter ended March 31, 2003 compared to the same period in 2002. The increase was primarily due to increases in service revenues, personnel related expenses and shipment of spare parts for replacements.

     We expect our gross margin to remain relatively the same next quarter as compared to this quarter.

     Operating Expenses

     The following table shows operating expenses for the quarters ended March 31, 2003 and 2002 (in thousands):

	Quarter Ended March 31,

		% of Net		% of Net
	2003	Revenues	2002	Revenues

Research and development	$43,470	28%	$35,069	29%
Sales and marketing	$32,984	21%	$27,578	23%
General and administrative	$7,472	5%	$9,549	8%
Amortization of purchased intangible assets and deferred stock compensation	$7,522	5%	$15,275	13%

     The $8.4 million increase in research and development expenses in the quarter ended March 31, 2003 compared to the same period in the prior year was primarily a result of an increase in personnel related expenses and certain overhead costs, partially offset by savings in prototype equipment. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We expect to continue to devote substantial resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Although we may experience significant quarterly variability in our research and development expenses, we expect next quarter’s research and development expenses to be relatively the same in absolute dollars as compared to this quarter.

     The $5.4 million increase in sales and marketing expenses in the quarter ended March 31, 2003 compared to the same period in the prior year was primarily a result of increases in personnel related and travel expenses. We intend to continue to focus and expand our sales and marketing efforts across all the geographies and markets we serve in order to increase market awareness of our products and to better support our existing customers worldwide. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to remain relatively the same in absolute dollars in the next quarter as compared to this quarter as we continue sales and marketing programs to support our products.

     The $2.1 million decrease in general and administrative expenses in the quarter ended March 31, 2003 compared to the same period in the prior year was primarily a result of decreases in bad debt expenses and personnel related expenses, partially offset by increases in professional services. We expect general and administrative expenses to remain relatively the same in absolute dollars in the next quarter as compared to this quarter.

     The $7.8 million decrease in amortization of purchased intangible assets and deferred stock compensation in the quarter ended March 31, 2003 compared to the same period in the prior year was primarily a result of a decrease of $11.4 million in amortization of deferred stock compensation, offset by an increase of $3.7 million in amortization of purchased intangible assets. The decrease in amortization of deferred stock compensation was due to the restructuring activities in 2002, which resulted in less deferred stock compensation to be amortized in future periods. The increase in amortization of purchased intangible assets was due to the intangible assets purchased in the Unisphere acquisition in July 2002.

     Other Income and Expenses

     The following table shows other income and expenses for the quarters ended March 31, 2003 and 2002 (in thousands):

	Quarter Ended March 31,

	2003	2002

Interest income	$9,252	$16,752
Interest expense	$(11,949)	$(15,132)
Gain on sale of investments	$4,352	$—
Loss on investments	$—	$(30,600)
Equity in net loss of joint venture	$—	$(1,025)

     Interest income decreased $7.5 million in the quarter ended March 31, 2003 from the same period in the prior year. The decrease was a result of lower cash, cash equivalents and investment balances in the first quarter of 2003, compared to the first quarter of 2002, primarily due to cash utilized to acquire Unisphere in July 2002 and for the partial retirement of the 4.75% Convertible Subordinated Notes (the “Notes”) in the third quarter of 2002. In addition, the interest rates earned on cash, cash equivalents and investments were lower this quarter than they were in the same period a year ago.

     Interest expense consists of interest accrued on the Notes and decreased $3.2 million in the quarter ended March 31, 2003 from the same period of the prior year. The decrease was a result of the partial retirement of the Notes in the third quarter of 2002.

     During the quarter ended March 31, 2003, we sold some of our equity investments in publicly traded companies that were classified as available-for-sale, which had a cost basis of approximately $2.1 million, and recognized a gain of approximately $4.4 million.

     During the quarter ended March 31, 2002, we recorded an impairment write-down of our minority equity investments of $30.6 million. There were no impairments recorded in the quarter ended March 31, 2003.

     Equity in net loss of joint venture was $1.0 million in the quarter ended March 31, 2002. During the quarter ended June 30, 2001, we entered into a joint venture agreement with Ericsson A.B., through our respective subsidiaries, to develop and market products for the wireless Internet infrastructure market. Accordingly, we began recording our 40% share of the joint venture’s loss. To date, we have funded the joint venture in the amount of $5.4 million. In addition to this joint venture, Ericsson is also one of our significant resellers, representing greater than 10% of our revenues in each of the quarters ending March 31, 2003 and 2002. As of December 31, 2002, we have no further obligations to fund this joint venture.

     Provision for Income Taxes

     We recorded tax provisions of $2.4 million and $0.8 million for the quarters ended March 31, 2003 and 2002, or an effective tax rate of 39% and -1.7%, respectively. The 2002 rate differs from the federal statutory rate of 35% and the 2003 rate primarily due to taxes payable in certain foreign jurisdictions and the inability to benefit certain charges and losses.

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

     At March 31, 2003, we had cash and cash equivalents of $250.3 million, short-term investments of $305.7 million and long-term investments of $625.8 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities with maturities of up to five years.

     Net cash provided by operating activities was $12.4 million and $12.0 million for the quarters ended March 31, 2003 and 2002, respectively. Net cash provided by operating activities during the first quarter of 2003 was due to the net income of $3.7 million, which was adjusted by non-cash charges such as depreciation and amortization expenses, and increases in accounts payable and deferred revenue, partially offset by the gain on sale of investments, an increase is accounts receivable and decreases in other accrued liabilities. Net cash provided by operating activities in the first quarter of 2002 was due to the net loss of $46.0 million, which was adjusted by non-cash charges such as depreciation and amortization expenses and a write-down of minority investments, and a decrease in accounts receivable, partially offset by decreases in accounts payable, other accrued liabilities and deferred revenue.

     Cash provided by investing activities was $32.4 million and $79.0 million for the quarters ended March 31, 2003 and 2002, respectively. Cash provided by investing activities during all periods was due to maturities of available-for-sale investments and the sale of available-for-sale investments in the first quarter of 2003, partially offset by the purchase of capital equipment and available-for-sale investments.

     Cash provided by financing activities was $11.1 million and $7.4 million for the quarters ended March 31, 2003 and 2002, respectively. Cash provided by financing activities during all periods was due to proceeds from the issuance of common stock through employee option exercises and employee stock purchase plans.

     As of March 31, 2003, our principal commitments consisted of obligations outstanding under operating leases and our 4.75% Convertible Subordinated Notes. We have potential contractual liabilities and exposures to the independent contract manufacturers, such as carrying costs and excess material exposures, in the event that they procure components and build products based on our build forecasts and the actual component usage and product sales are lower than forecast. As of March 31, 2003, we had accrued $25.5 million for potential exposures with our contract manufacturers, such as excess material and carrying costs.

     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next 12 months. In addition, there are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

     Our failure to continue to increase our revenues may prevent us from being profitable in future periods.

     We have large fixed expenses there can be no assurances that net revenues will grow or that we will be profitable in future periods.

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

     We believe that our future success is dependent upon establishing and maintaining successful relationships with a variety of distribution partners. We have entered into agreements with several value added resellers, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract resellers on a timely basis or at all, or that the resellers will devote adequate resources to selling our products.

     Our products are highly technical and if they contain undetected software or hardware errors, our business could be adversely impacted.

     Our products are highly technical and are designed to be deployed in very large and complex networks. Certain of our products can only be fully tested when deployed in networks that generate high amounts of data and/or voice traffic. As a result, we may experience errors in connection with such product and for new products and enhancements. Any defects or errors in our products discovered in the future could result in loss of or delay in revenue, loss of customers, increased service and warranty cost, any of which could adversely impact our business and our results of operations.

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

     Our contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order because we do not have long-term supply contracts with them. In addition, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We provide to our contract manufacturers a demand forecast. If we overestimate our requirements, the contract manufacturers may assess charges that could negatively impact our gross margins. If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

     We currently depend on contract manufacturers with whom we do not have long-term supply contracts, and if we unexpectedly have to qualify a new contract manufacturer we may lose revenue and damage our customer relationships.

     We depend on independent contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products. We do not have a long-term supply contract with such manufacturers and if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in its manufacturing operations, our ability to ship products to our customers could be delayed which could adversely affect our business and financial results.

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

     Due to the global nature of our operations, economic or social conditions or changes in a particular country or region could result in a reduction in sales, increase our costs, expenses and have a material adverse impact on our financial condition.

     We conduct significant sales and customer support operations directly and indirectly through our distributors in countries outside of the United States and also depend on the operations of our contract manufacturers that are located outside of the United States. For the quarters ended March 31, 2003 and 2002, we derived 62% and 31% of our revenues, respectively, from sales outside North America. Accordingly, our future results could be materially adversely affected by a variety of factors including, among others, social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export; service provider and government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Specifically, as of the date of this filing, potential global concerns include the military action in Iraq and the Severe Acute Respiratory Syndrome (SARS) outbreak in Asia and other parts of the world. If these conditions persist and build in magnitude, there is a risk that our operations in these regions may be harmed or require additional cost to manage. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     The following table presents the hypothetical changes in fair value of the financial instruments held at March 31, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest				Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			Fair Value	Rate Increase of X BPS
				as of March
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	31, 2003	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$344,864	$343,053	$341,242	$339,431	$337,620	$335,810	$333,999
Corporate bonds and notes	492,913	490,943	488,973	487,003	485,032	483,062	481,092
Asset backed securities and other	201,354	200,918	200,481	200,044	199,607	199,170	198,733

Total	$1,039,131	$1,034,914	$1,030,696	$1,026,478	$1,022,259	$1,018,042	$1,013,824

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

     We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are not designated as hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At March 31, 2003, the notional and fair values of these contracts were not material. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are designated as cash flow hedges under SFAS 133. At March 31, 2003, the notional and fair values of these contracts were not material. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange contracts for speculative or trading purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with credit worthy financial institutions.

Item 4. Controls and Procedures

     (a)  Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

     (b)  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II – OTHER INFORMATION

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

Item 6. Exhibits and Report on Form 8-K

     (a)  List of Exhibits:

Exhibit Number	Description of Document

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ending March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 8th day of May 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Scott Kriens

Name: Title: Date:	Scott Kriens Chairman and Chief Executive Officer May 8, 2003

I, Marcel Gani, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Juniper Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Marcel Gani

Name: Title: Date:	Marcel Gani Chief Financial Officer May 8, 2003

Exhibit Number	Description of Document

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002