Form 10-Q
period 2003-06-30
JUNIPER NETWORKS INC
filed 2003-08-07
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

     There were approximately 383,570,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of July 31, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$516,493	$194,435
Short-term investments	315,870	384,036
Accounts receivable, net	73,767	78,501
Prepaid expenses and other current assets	25,681	23,957

Total current assets	931,811	680,929
Property and equipment, net	252,666	266,962
Long-term investments	698,618	583,664
Restricted cash	25,000	–
Goodwill	983,397	987,661
Purchased intangible assets, net and other long-term assets	88,808	95,453

Total assets	$2,980,300	$2,614,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,109	$51,747
Accrued warranty	31,727	32,358
Other accrued liabilities	113,386	111,773
Deferred revenue	55,319	46,146

Total current liabilities	258,541	242,024
Convertible subordinated notes	839,994	942,114
Convertible senior notes	400,000	–
Commitments and contingencies
Stockholders’ equity:
Common stock and additional-paid-in-capital	1,495,981	1,461,910
Deferred stock compensation	(5,357)	(11,113)
Accumulated other comprehensive income	11,198	17,052
Accumulated deficit	(20,057)	(37,318)

Total stockholders’ equity	1,481,765	1,430,531

Total liabilities and stockholders’ equity	$2,980,300	$2,614,669

(A)  The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Product	$141,067	$99,012	$276,241	$203,558
Service	24,036	18,024	46,069	35,697

Total net revenues	165,103	117,036	322,310	239,255
Cost of revenues:
Product	48,803	36,153	97,174	75,864
Service	13,627	12,002	26,607	22,287

Total cost of revenues	62,430	48,155	123,781	98,151

Gross margin	102,673	68,881	198,529	141,104
Operating expenses:
Research and development	43,007	33,770	86,477	68,839
Sales and marketing	33,710	25,894	66,694	53,472
General and administrative	7,296	9,104	14,768	18,653
Amortization of purchased intangible assets and deferred stock compensation (1)	7,803	(6,362)	15,325	8,913

Total operating expenses	91,816	62,406	183,264	149,877

Operating income (loss)	10,857	6,475	15,265	(8,773)
Interest and other income	10,017	15,380	19,269	32,132
Interest and other expense	(12,354)	(14,763)	(24,303)	(29,895)
Gain on sale of investments	4,387	–	8,739	–
Write-down of investments	–	–	–	(30,600)
Gain on retirement of convertible subordinated notes	4,888	–	4,888	–
Equity in net loss of joint venture	–	(111)	–	(1,136)

Income (loss) before income taxes	17,795	6,981	23,858	(38,272)
Provision for income taxes	4,217	750	6,597	1,500

Net income (loss)	$13,578	$6,231	$17,261	$(39,772)

Net income (loss) per share:
Basic	$0.04	$0.02	$0.05	$(0.12)

Diluted	$0.03	$0.02	$0.04	$(0.12)

Shares used in computing net income (loss) per share:
Basic	379,032	330,957	377,291	330,162

Diluted	399,542	342,172	395,245	330,162

(1) Amortization of deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$130	$291	$239	$633
Research and development	1,850	(8,031)	3,512	3,159
Sales and marketing	373	(610)	700	1,096
General and administrative	147	342	269	733

Total	$2,500	$(8,008)	$4,720	$5,621

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$17,261	$(39,772)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	24,661	18,461
Amortization of purchased intangibles and deferred stock compensation	15,325	8,917
Amortization of debt issuance costs	1,677	1,906
Gain on sale of investments	(8,739)	–
Write-down of investments	–	30,600
Gain on retirement of convertible subordinated notes	(4,888)	–
Changes in operating assets and liabilities:
Accounts receivable, net	4,734	41,260
Prepaid expenses, other current assets and other long-term assets	775	6,103
Accounts payable	9,835	14,779
Accrued warranty	(631)	(1,840)
Other accrued liabilities	3,489	(36,197)
Deferred revenue	9,173	(4,366)

Net cash provided by operating activities	72,672	39,851
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(9,505)	(20,592)
Purchases of available-for-sale investments	(477,689)	(602,348)
Maturities and sales of available-for-sale investments	431,676	558,506
Increase in restricted cash	(25,000)	–
Minority equity investments	(900)	(1,000)

Net cash used in investing activities	(81,418)	(65,434)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	35,107	8,564
Proceeds from issuance of convertible senior notes	392,750	–
Retirement of convertible subordinated notes	(97,053)	–

Net cash provided by financing activities	330,804	8,564

Net increase (decrease) in cash and cash equivalents	322,058	(17,019)
Cash and cash equivalents at beginning of period	194,435	606,845

Cash and cash equivalents at end of period	$516,493	$589,826

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,460	$27,313

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

     In July 2002, the Company completed its acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation, which itself is a subsidiary of Siemens A.G. (“Siemens”). Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” the Company has included in its results of operations for 2002, the results of Unisphere from July 1, 2002. Therefore, the six months ended June 30, 2002 do not include the results of Unisphere, whereas the six months ended June 30, 2003 do include the results of the combined companies.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$13,578	$6,231	$17,261	$(39,772)
Add: amortization of deferred stock compensation included in reported net income (loss), net of tax	1,550	(4,965)	2,926	3,485
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(18,277)	(26,559)	(35,758)	(46,438)

Pro forma net loss	$(3,149)	$(25,293)	$(15,571)	$(82,725)
Basic net income (loss) per share:
As reported	$0.04	$0.02	$0.05	$(0.12)
Pro forma	$(0.01)	$(0.08)	$(0.04)	$(0.25)
Diluted net income (loss) per share:
As reported	$0.03	$0.02	$0.04	$(0.12)
Pro forma	$(0.01)	$(0.08)	$(0.04)	$(0.25)

     Guarantees

     Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued in November 2002. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. The Company has entered into agreements with some of its customers that contain indemnification provisions relating to claims alleging that the Company’s products infringes the intellectual property rights of a third party. Other examples of the Company’s guarantees or indemnification arrangements include guarantees of product performance and standby letters of credits for certain lease facilities. The Company has not recorded a liability related to these indemnification and guarantee provisions. The Company implemented the provisions of FIN 45 as of January 1, 2003 and it has not had any significant impact on the Company’s financial position, results of operations or cash flows. In addition, the Company does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows in the future.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the “Primary Beneficiary”) should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. The Company currently has no contractual relationship or other business relationship with a VIE in which it is a Primary Beneficiary and therefore the adoption did not have an effect on its consolidated financial position or results of operations.

Note 3. Long-Term Debt

     In June 2003, Juniper Networks received $392.8 million of net proceeds from an offering of $400.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”). The Senior Notes are senior unsecured obligations, rank on parity in right of payment with all of the Company’s existing and future senior unsecured debt, and rank senior to all of the Company’s existing and future debt that expressly provides that it is subordinated to the notes, including the 4.75% Convertible Subordinated Notes due March 15, 2007 (the “Subordinated Notes”). The Senior Notes are convertible into shares of Juniper Networks common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances.

     In the quarter ended June 30, 2003, the Company paid approximately $97.1 million to retire a portion of the Subordinated Notes. This partial repurchase resulted in a gain of $4.9 million, which was the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes. The Company may retire additional portions of the Subordinated Notes in the future.

Note 4. Equity Investments

     As of June 30, 2003 and December 31, 2002, the carrying values of the Company’s minority equity investments in privately held companies were $5.6 million and $5.0 million, respectively. During the quarter ended June 30, 2003, the Company made additional investments of approximately $0.8 million in certain privately held companies. During the quarter ended March 31, 2003, the Company sold its entire position in one privately held company for approximately $0.3 million, which did not result in a material gain or loss. During the six months ended June 30, 2002, the Company wrote down certain investments for declines in value determined to be other than temporary by $30.6 million. No such write-downs have been made during the six months ended June 30, 2003.

     In addition to the equity investments in privately held companies, the Company held certain marketable equity securities classified as available-for-sale. During the quarter ended March 31, 2003, the Company sold some of these investments, which had a cost basis of approximately $2.1 million, and recognized a gain of approximately $4.4 million. During the quarter ended June 30, 2003, the Company sold its remaining marketable equity securities classified as available-for-sale, which had a cost basis of $2.2 million, and recognized a gain of approximately $4.4 million.

Note 5. Warranties

     Juniper Networks generally offers a one-year warranty on all of its hardware products as well as a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts, labor and 24-hour service center support. The specific terms and conditions of those warranties may vary depending on the products sold and the locations into which they are sold. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the Company’s warranty reserve during the period are as follows (in thousands):

Balance as of December 31, 2002	$32,358
Provisions made during the period	13,212
Actual costs incurred during the period	(13,843)

Balance as of June 30, 2003	$31,727

Note 6. Acquisitions

     In July 2002, Juniper Networks completed its acquisition of 100% of Unisphere, a subsidiary of Siemens, which also was a significant customer during the three and six months ended June 30, 2003. Total consideration for the acquisition was $914.5 million, which consisted of $375.0 million of cash, the issuance of 36.5 million shares of Juniper Networks’ common stock with a fair value of approximately $359.9 million, the assumption of all of the outstanding stock options of Unisphere with a fair value of approximately $151.2 million, direct costs associated with the acquisition of approximately $13.6 million and an estimated liability of approximately $14.8 million, consisting primarily of workforce reduction charges, including severance and other employee benefits, costs of vacating duplicate facilities and the cost of exiting certain contractual obligations.

     In the quarter ended June 30, 2003, the Company reversed approximately $4.3 million to goodwill, primarily related to liabilities that were accrued at the time of the acquisition and certain acquisition costs that were not realized. The total purchase price has been allocated as follows (in thousands):

Net tangible assets acquired (liabilities assumed)	$(5,619)
Amortizable intangible assets:
Completed technology	61,100
Service contract relationships	6,900
Non-compete agreements	2,400
Order backlog	3,600

Total amortizable intangible assets	74,000
In-process research and development	82,700
Deferred compensation on unvested stock options	499
Goodwill	762,953

Total purchase price	$914,533

Note 7. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s total purchased intangibles assets (in thousands):

		Accumulated
As of June 30, 2003	Gross	Amortization	Net

Technology	$75,359	$(24,075)	$51,284
Other	10,576	(3,342)	7,234

Total	$85,935	$(27,417)	$58,518

As of December 31, 2002
Technology	$75,359	$(14,964)	$60,395
Other	10,576	(1,848)	8,728

Total	$85,935	$(16,812)	$69,123

     Amortization expense of purchased intangible assets of $10.6 million and $13.9 million were included in operating expenses for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.

     The estimated future amortization expense of purchased intangible assets for the next five years is as follows (in thousands):

Year ending December 31,	Amount

2003 (remaining six months)	$10,055
2004	14,025
2005	13,425
2006	12,813
2007	7,150
2008	1,050

Total	$58,518

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$987,661
Goodwill acquired during the period	–
Additions to existing goodwill	–
Reductions to existing goodwill	(4,264)

Balance as of June 30, 2003	$983,397

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed an impairment analysis during November 2002 and determined that there was no impairment of the goodwill at that time. There were no impairment indicators during the six months ended June 30, 2003.

Note 8. Restructuring Expenses

     During the third quarter of 2002, in connection with the acquisition of Unisphere, Juniper Networks’ Board of Directors approved and management initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses of approximately $14.9 million associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. These costs were included as a charge to the results of operations for the year ended December 31, 2002. As of June 30, 2003, the balance of the accrued restructuring charge consisted of the following (in thousands):

					Remaining
	Initial	Non-cash	Cash		liability as of
	charge	charges	payments	Adjustments	June 30, 2003

Workforce reduction	$10,522	$–	$(8,975)	$(1,547)	$–
Asset impairment	944	(944)	–	–	–
Consolidation of excess facilities	6,083	–	(1,375)	(1,054)	3,654

Total	$17,549	$(944)	$(10,350)	$(2,601)	$3,654

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates for potential subleases. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

     Juniper Networks also recorded approximately $14.4 million of similar restructuring costs in connection with restructuring the Unisphere organization, net of the $0.4 million reduction to goodwill in the quarter ended June 30, 2003 for certain acquisition costs that were not recognized. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere. As of June 30, 2003, there was approximately $7.2 million remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2009, and professional services.

Note 9. Restricted Cash

     In the quarter ended June 30, 2003, the Company established a trust in the amount of $25.0 million to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. The Company can terminate the trust at the five-year anniversary of establishment and each five-year anniversary thereafter. Upon termination, the Company has the right to any amounts remaining in the trust. The trust corpus is restricted cash and is reported as a long-term asset.

Note 10. Segment Information

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

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Americas	$69,443	$64,743	$129,196	$148,940
Europe	45,868	35,482	88,899	61,394
Asia	49,792	16,811	104,215	28,921

Total	$165,103	$117,036	$322,310	$239,255

     The Americas region includes net revenues from countries other than the United States of approximately $15.8 million and $5.8 million for the quarters ended June 30, 2003 and 2002, respectively, and approximately $23.4 million and $9.9 million for the six months ended June 30, 2003 and 2002, respectively.

     During the three and six months ended June 30, 2003, Ericsson A.B. and Siemens A.G. each accounted for greater than 10% of net revenues, compared to the three and six months ended June 30, 2002, where Ericsson A.B. and Qwest Communications International Inc. each accounted for greater than 10% of net revenues.

Note 11. Net Income (Loss) Per Share

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$13,578	$6,231	$17,261	$(39,772)

Denominator:
Weighted-average shares of common stock outstanding	379,176	331,665	377,472	330,982
Weighted-average shares subject to repurchase	(144)	(708)	(181)	(820)

Denominator for basic net income (loss) per share	379,032	330,957	377,291	330,162
Common stock equivalents	20,510	11,215	17,954	–

Denominator for diluted net income (loss) per share	399,542	342,172	395,245	330,162

Consolidated net income (loss) applicable to common stockholders per share:
Basic	$0.04	$0.02	$0.05	$(0.12)

Diluted	$0.03	$0.02	$0.04	$(0.12)

     For the six months ended June 30, 2002, Juniper Networks excluded approximately 12,340,000 common stock equivalents from the calculation of diluted loss per share because such securities were antidilutive in that period due to the net loss. Employee stock options to purchase approximately 10,591,000 shares and 24,305,000 shares in the quarters ended June 30, 2003 and 2002, respectively, and approximately 29,180,000 shares and 14,695,000 shares in the six months ended June 30, 2003 and 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. For each of the periods presented, the Subordinated Notes and Senior Notes were also excluded from the calculation of diluted loss per share because the effect of the assumed conversion of the notes is antidilutive.

Note 12. Other Comprehensive Income (Loss)

     Comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$13,578	$6,231	$17,261	$(39,772)
Less: realized gain on sale of equity investments	(4,387)	–	(8,739)	–
Unrealized gains (losses) on equity investments, net of realized gain	(1,869)	2,631	775	(10,117)
Foreign currency translation gains (losses)	2,123	(617)	2,110	(695)

Total comprehensive income (loss)	$9,445	$8,245	$11,407	$(50,584)

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

     IPO Allocation Case

     In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999. Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and an amended complaint was filed in July 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the amended complaint. In March 2003, the judge granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. A hearing on defendants’ motion to dismiss is scheduled in September 2003. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. The plaintiffs lodged their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. The hearing on the defendant’s demurrer and motion are scheduled in August 2003. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

Note 14. Subsequent Event

     In August 2003, Juniper Networks announced that it would discontinue development of its G-series CMTS products, effective immediately. The Company will continue to provide support for the G-series products pursuant to its standard end-of-life policies and contractual commitments. This support includes software support and repair or replacement of faulty hardware per Juniper Networks’ standard warranty policy or service contracts. Juniper Networks expects to record a one-time charge of approximately $10-15 million during the three months ended September 30, 2003 comprised primarily of costs associated with workforce reduction, vacating facilities, contract termination, non-inventory asset impairment charges and other related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q (the “Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of Juniper Networks that are based on current expectations, estimates, forecasts, and projections about the industry in which Juniper Networks operates and the beliefs and assumptions of the management of Juniper Networks. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed March 11, 2003 under the section entitled “Risk Factors” and “Factors That May Affect Future Results” included herein. Juniper Networks undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

     Critical Accounting Policies

     The preparation of the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies include revenue recognition; the allowance for doubtful accounts, which impacts general and administrative expenses; the valuation of exposures associated with the contract manufacturing operations; and estimating future warranty costs, which impacts cost of product revenues and gross margins. We base our estimates on our historical experience and also on assumptions that we believe are standard and reasonable.

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

     Revenue Recognition

     We recognize product revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless we have future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, we recognize product revenue upon shipment to our customers, including resellers, as it is our policy to ensure an end user has been identified prior to shipment. Service revenue is recognized over the service period. Our ability to recognize revenue in the future will be impacted by conditions imposed by our customers and by our assessment of collectibility. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is not reasonably assured, revenue is deferred until the payment is collected.

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

     Contract Manufacturer Exposures

     We outsource most of our manufacturing, repair operations and supply chain management operations to our independent contract manufacturers. Accordingly, a significant portion of the cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture products based on build forecasts we provide them. Our forecasts are based on our estimates of future demand for our products. Our estimates of future demand for our products are based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we have contractual liabilities and exposures with all of the contract manufacturers, such as carrying costs and excess material exposures, that would have an adverse impact on our gross margins and profitability. The majority of factors that affect component usage and demand for our products are outside of our control.

     Warranty Reserves

     We generally offer a one-year warranty on all of our hardware products as well as a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts, labor and 24-hour service center support. The specific terms and conditions of those warranties may vary. We estimate the costs that may be incurred under our warranty obligations and record a liability and charge to cost of product sales in the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, our estimates of anticipated rates of warranty claims and costs per claim. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

     Results of Operations

     In July 2002, we completed our acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation, which itself is a subsidiary of Siemens A.G. (“Siemens”). Following the acquisition Siemens, directly and indirectly through its local country affiliates, was one of our significant resellers. Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. We have included in our results of operations for 2002 the results of Unisphere from July 1, 2002. Therefore, the six months ended June 30, 2002 does not include the results of Unisphere, but the six months ended June 30, 2003 does include the results of the combined companies.

     Net Revenues

     The following table shows product and service net revenues for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,				Six months ended June 30,

		% of net		% of net		% of net		% of net
	2003	revenues	2002	revenues	2003	revenues	2002	revenues

Net revenues:
Product	$141,067	85%	$99,012	85%	$276,241	86%	$203,558	85%
Service	24,036	15%	18,024	15%	46,069	14%	35,697	15%

Total net revenues	$165,103		$117,036		$322,310		$239,255

     Product net revenues for the three and six months ended June 30, 2003 increased $42.1 million and $72.7 million compared to the three and six months ended June 30, 2002, respectively. The increase for both periods was due primarily to the sales of the E-series products we acquired through the Unisphere acquisition, as well as the introduction of one of our T-series products, the T320, that began selling in the second half of 2002.

     Service net revenues for the three and six months ended June 30, 2003 increased $6.0 million and $10.4 million compared to the three and six months ended June 30, 2002. The increase for both periods was a result of service contracts acquired as part of the Unisphere acquisition and a larger installed base of customers and products. Our service revenue primarily is from customers who previously purchased our products and enter into a service contract. In addition to product-related service contracts, service revenue is generated from providing professional and educational services.

     During the three and six months ended June 30, 2003, Ericsson A.B. and Siemens A.G. each accounted for greater than 10% of net revenues, compared to the three and six months ended June 30, 2002, where Ericsson A.B. and Qwest Communications International Inc. each accounted for greater than 10% of net revenues.

     The following table shows net revenues and the percent of total net revenues by geographic region for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,				Six months ended June 30,

		% of net		% of net		% of net		% of net
	2003	revenues	2002	revenues	2003	revenues	2002	revenues

Americas	$69,443	42%	$64,743	55%	$129,196	40%	$148,940	62%
Europe	45,868	28%	35,482	30%	88,899	28%	61,394	26%
Asia	49,792	30%	16,811	15%	104,215	32%	28,921	12%

Total	$165,103		$117,036		$322,310		$239,255

     For the three and six months ended June 30, 2003, we experienced a shift in net revenues as a percentage of total net revenues from the Americas region to Europe and Asia compared to the three and six months ended June 30, 2002. The shift was primarily due to both the capital spending market decline in the United States, as well as the increase in our international customer base. In particular, our presence in Asia has grown through the past year due to the region’s increased demand for network equipment and the Unisphere acquisition.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin percentages for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,				Six months ended June 30,

		Gross		Gross		Gross		Gross
	2003	margin %	2002	margin %	2003	margin %	2002	margin %

Cost of revenues:
Product	$48,803	65%	$36,153	63%	$97,174	65%	$75,864	63%
Service	13,627	43%	12,002	33%	26,607	42%	22,287	38%

Total cost of revenues	$62,430	62%	$48,155	59%	$123,781	62%	$98,151	59%

     We have outsourced most of our manufacturing, repair operations and supply chain management operations. Accordingly, a significant portion of the cost of revenues consists of payments to our independent contract manufacturers. The independent contract manufacturers manufacture our products using quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities in Neenah, Wisconsin and Toronto, Canada. Generally, our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility.

     For the three and six months ended June 30, 2003, cost of product revenues increased $12.7 million and $21.3 million compared to the three and six months ended June 30, 2002, respectively. The increase in both periods was primarily due to an increase in standard cost of goods sold as a result of the increase in product revenues and an increase to the warranty reserve. The increases were partially offset by a decrease in contract manufacturer charges for obsolescent materials.

     For the three and six months ended June 30, 2003, cost of service revenues increased $1.6 million and $4.3 million compared to the three and six months ended June 30, 2002, respectively. The increase was primarily due to increases in service revenues, which necessitated increases in headcount , and shipment of spare parts for replacements.

     We expect our gross margin to remain relatively consistent next quarter as compared to this quarter.

     Operating Expenses

     The following table shows operating expenses for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,				Six months ended June 30,

		% of net		% of net		% of net		% of net
	2003	revenues	2002	revenues	2003	revenues	2002	revenues

Research and development	$43,007	26%	$33,770	29%	$86,477	27%	$68,839	29%
Sales and marketing	$33,710	20%	$25,894	22%	$66,694	21%	$53,472	22%
General and administrative	$7,296	4%	$9,104	8%	$14,768	5%	$18,653	8%
Amortization of purchased intangible assets and deferred stock compensation	$7,803	5%	$(6,362)	-5%	$15,325	5%	$8,913	4%

     For the three and six months ended June 30, 2003, research and development expenses increased $9.2 million and $17.6 million compared to the three and six months ended June 30, 2002, respectively. The increase in both periods was primarily a result of increases in headcount, equipment depreciation and certain overhead costs, partially offset by savings in prototype equipment. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. We expect to continue to devote substantial resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Although we may experience significant quarterly variability in our research and development expenses, we expect next quarter’s research and development expenses to be relatively consistent in absolute dollars as compared to this quarter.

     For the three and six months ended June 30, 2003, sales and marketing expenses increased $7.8 million and $13.2 million compared to the three and six months ended June 30, 2002, respectively. The increase in both periods was primarily a result of increases in headcount in the sales organization, commissions due to higher sales and marketing partner programs. We intend to continue to focus and expand our sales and marketing efforts across all the geographies and markets we serve in order to increase market awareness of our products and to better support our existing customers worldwide. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to remain relatively consistent in absolute dollars next quarter as compared to this quarter..

     For the three and six months ended June 30, 2003, general and administrative expenses decreased $1.8 million and $3.9 million compared to the three and six months ended June 30, 2002, respectively. The decrease in both periods was primarily a result of decreases in bad debt expenses, partially offset by increases in professional services. We expect general and administrative expenses to remain relatively consistent in absolute dollars next quarter as compared to this quarter..

     For the three and six months ended June 30, 2003, amortization of purchased intangible assets and deferred stock compensation increased $14.2 million and $6.4 million compared to the three and six months ended June 30, 2002, respectively. Amortization of purchased intangible assets increased $3.7 million and $7.3 million for the three and six-month periods due to the intangible assets purchased in the Unisphere acquisition in July 2002. Amortization of deferred stock compensation increased $10.5 million for the three-month period and decreased $0.9 million for the six-month period. The three-month period increase was due to a reduction of stock-based compensation expense recorded in the quarter ended June 30, 2002 relating to employees who forfeited options for which compensation expense had been recognized on the graded vesting method, but which were unvested on the date their employment was terminated. The six-month period decrease was due to less amortization in the current period as a result of using the graded vesting method, offset by the reduction recorded in the quarter ended June 30, 2002.

     Other Income and Expenses

     The following table shows other income and expenses for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest and other income	$10,017	$15,380	$19,269	$32,132
Interest and other expense	$(12,354)	$(14,763)	$(24,303)	$(29,895)
Gain on sale of investments	$4,387	$–	$8,739	$–
Write-down of investments	$–	$–	$–	$(30,600)
Gain on retirement of convertible subordinated notes	$4,888	$–	$4,888	$–
Equity in net loss of joint venture	$–	$(111)	$–	$(1,136)

     For the three and six months ended June 30, 2003, interest and other income decreased $5.4 million and $12.9 million compared to the three and six months ended June 30, 2002. The decrease in both periods was a result of lower cash, cash equivalents and investment balances in 2003 until we issued $400.0 million of the Zero Coupon Convertible Senior Notes (hereafter “Senior Notes”) in June 2003, compared to the same periods in 2002. The lower balances were primarily due to cash utilized to acquire Unisphere in July 2002 and for the partial retirement of the 4.75% Convertible Subordinated Notes (the “Subordinated Notes”) in the third quarter of 2002 and second quarter of 2003. The decrease was also due to lower interest rates earned on cash, cash equivalents and investments compared to the same period a year ago. The decrease in interest and other income for the three and six-month periods ended June 30, 2003 was partially offset by a $1.2 million deposit received related to the Pacific Broadband acquisition that, because of concerns regarding recoverability, was not valued in the allocation of the purchase price.

     For the three and six months ended June 30, 2003, interest and other expense decreased $2.4 million and $5.6 million compared to the three and six months ended June 30, 2002. The decrease was a result of the partial retirement of the Subordinated Notes in the third quarter of 2002 and second quarter of 2003.

     During the quarter ended March 31, 2003, we sold some of our marketable equity securities classified as available-for-sale, which had a cost basis of approximately $2.1 million, and recognized a gain of approximately $4.4 million. During the quarter ended June 30, 2003, we sold the remaining marketable equity securities classified as available-for-sale, which had a cost basis of $2.2 million, and recognized a gain of approximately $4.4 million.

     During the quarter ended March 31, 2002, we recorded an impairment write-down of our minority equity investments of $30.6 million. There have been no such an impairments recorded to date in 2003.

     In the quarter ended June 30, 2003, we paid approximately $97.1 million to retire a portion of our Subordinated Notes. This partial repurchase resulted in a gain of $4.9 million, which was the difference between the carrying value of the notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.

     Equity in net loss of joint venture was $0.1 million and $1.1 million for the three and six months ended June 30, 2002. During the quarter ended June 30, 2001, we entered into a joint venture agreement with Ericsson A.B., through our respective subsidiaries, to develop and market products for the wireless Internet infrastructure market. Accordingly, we began recording our 40% share of the joint venture’s loss. To date, we have funded the joint venture in the amount of $5.4 million. In addition to this joint venture, Ericsson is also one of our significant resellers, representing greater than 10% of our revenues in each of the three and six-month periods ending June 30, 2003 and 2002. We had no further obligations to fund this joint venture after December 31, 2002.

     Provision for Income Taxes

     We recorded tax provisions of $4.2 million and $6.6 million for the three and six months ended June 30, 2003, or effective tax rates of 24% and 28%, respectively, reflecting the benefit of research credits and capital loss carryforwards. For the three and six months ended June 30, 2002, we recorded tax provisions of $0.8 million and $1.5 million, or effective rates of 11% and -4%, respectively, reflecting taxes payable in certain foreign jurisdictions and the inability to benefit certain charges and losses.

     The IRS is currently auditing the Company’s federal income tax returns for fiscal years 1999 and 2000. Proposed adjustments have not been received for these years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company’s financial position or results of operations.

     Liquidity and Capital Resources

     We have funded our business by issuing securities and through our operating activities.

     At June 30, 2003, we had cash and cash equivalents of $516.5 million, short-term investments of $315.9 million and long-term investments of $698.6 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities with maturities of up to five years.

     Net cash provided by operating activities was $72.7 million and $39.9 million for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by operating activities in the six months ended June 30, 2003 was due to our net income of $17.3 million, which was adjusted by:

•	non-cash charges, including depreciation and amortization expenses;

•	decrease in accounts receivable; and

•	increases in accounts payable, other accrued liabilities and deferred revenue;

•	partially offset by gains on sale of available-for-sale investments and partial retirement of convertible subordinated notes.

Net cash provided by operating activities in the six months ended June 30, 2002 was due to:

•	non-cash charges, including depreciation and amortization expenses and the write-down of investments;

•	decreases in accounts receivable and other assets; and

•	increases in accounts payable;

•	partially offset by the net loss; and

•	decreases in other accrued liabilities and deferred revenue.

     Cash used in investing activities was $81.4 million and $65.4 million for the six months ended June 30, 2003 and 2002, respectively. Cash used in investing activities during all periods was due to the purchase of capital equipment and available-for-sale investments, partially offset by the maturities and sales of available-for-sale investments. In addition, during the six months ended June 30, 2003, we had an increase in restricted cash due to the establishment of a trust to secure our indemnification obligations to certain directors and officers.

     Cash provided by financing activities was $330.8 million and $8.6 million for the six months ended June 30, 2003 and 2002, respectively. Cash provided by financing activities during all periods was due to proceeds from the issuance of common stock through employee option exercises and employee stock purchase plans. In addition, during the six months ended June 30, 2003, cash provided by financing activities was due to the issuance of our Senior Notes, partially offset by the partial retirement of our Subordinated Notes.

     As of June 30, 2003, our principal commitments consisted of obligations outstanding under operating leases, the Subordinated Notes and the Senior Notes. The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes, including our Subordinated Notes. The Senior Notes are convertible into shares of Juniper Networks common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances.

     We have potential contractual liabilities and exposures to the independent contract manufacturers, such as carrying costs and excess material exposures, in the event that they procure components and build products based on our build forecasts and the actual component usage and product sales are lower than forecast. As of June 30, 2003, we had accrued $20.2 million for potential exposures with our contract manufacturers, such as excess material and carrying costs.

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

     We have large fixed expenses and there can be no assurances that net revenues will grow or that we will be profitable in future periods.

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

     We conduct significant sales and customer support operations directly and indirectly through our distributors in countries outside of the United States and also depend on the operations of our contract manufacturers that are located outside of the United States. For the six months ended June 30, 2003 and 2002, we derived 60% and 38% of our revenues, respectively, from sales outside North America. Accordingly, our future results could be materially adversely affected by a variety of factors including, among others, social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export; service provider and government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. If these conditions persist and build in magnitude, there is a risk that our operations in these regions may be harmed or require additional cost to manage. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the Condensed Consolidated Balance Sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

     At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

     The following table presents the hypothetical changes in fair value of the financial instruments held at June 30, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest			Fair Value as of	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			June 30, 2003	Rate Increase of X BPS

Issuer	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS

Government treasury and agencies	$410,194	$407,680	$405,165	$402,651	$400,136	$397,622	$395,107
Corporate bonds and notes	503,711	501,195	498,679	496,163	493,647	491,131	488,615
Asset backed securities and other	279,993	279,519	279,045	278,571	278,097	277,622	277,148

Total	$1,193,898	$1,188,394	$1,182,889	$1,177,385	$1,171,880	$1,166,375	$1,160,870

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

     We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the re-measurement of certain assets and liabilities denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are not designated as hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2003, the notional and fair values of these contracts were not material. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are designated as cash flow hedges under SFAS 133. At June 30, 2003, the notional and fair values of these contracts were not material. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange contracts for speculative or trading purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with credit worthy financial institutions.

Item 4. Controls and Procedures

     (a)  We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

     (b)  There have been no significant changes in our internal controls over the financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

     IPO Allocation Case

     In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and its secondary offering in September 1999. Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and its subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlment is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and an amended complaint was filed in July 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the amended complaint. In March 2003, the judge granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. A hearing on defendants’ motion to dismiss is scheduled in September 2003. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. The plaintiffs lodged their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. The hearing on the defendant’s demurrer and motion are scheduled in August 2003. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

Item 2. Changes in Securities and Use of Proceeds

In June 2003, we sold $400 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”). The initial purchaser of the Senior Notes was Goldman, Sachs & Co., who purchased the notes from us at face value. Holders of the Senior Notes may, subject to certain conditions, convert the notes into shares of our common stock at a conversion rate of 49.6512 shares per $1,000 principal amount of notes at anytime prior to maturity or their prior repurchase, subject to adjustment in certain circumstances. The offer and sale of the Senior Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2). We filed a Registration Statement on Form S-3 for the resale of the notes and the shares of common stock issuable upon conversion of the notes; however, the SEC has not declared the registration statement to be effective. The net proceeds of $392.8 million from the sale of the Senior Notes were invested in short and long-term investments per our investment policy. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Juniper Networks, Inc. was held on May 15, 2003 at The Historic Del Monte Building, 100 South Murphy Street, Third Floor, Sunnyvale, California 94086. Of the 376,551,260 shares outstanding as of March 19, 2003 (the record date) 321,354,078 shares (85.3%) were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

          1. To elect three members of the Company’s Board of Directors.

	Votes For	Votes Withheld

Scott Kriens	285,607,294	35,746,784
Stratton Sclavos	272,360,244	48,993,834
William R. Strensrud	299,951,103	21,402,975

          2. To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.

Votes for:	314,494,411
Votes against:	6,681,548
Abstained:	178,119

Item 6. Exhibits and Report on Form 8-K

     (a)  List of Exhibits:

The exhibits listed in the accompanying Exhibit Index on page 31 are filed or incorporated by reference as part of this report.

     (b)  Reports on Form 8-K

Report Date	Description of Document

April 10, 2003	The Company furnished a Current Report on Form 8-K to report, under Item 12 thereof, the issuance of a press release and conference call regarding the Company’s financial results for the quarter ended March 31, 2003.
May 28, 2003	The Company filed a Current Report on Form 8-K to report, under Item 5 thereof, that the Company announced that it has agreed to sell 5-year zero coupon senior convertible notes resulting in gross proceeds of $350 million, in a private offering.

Report Date	Description of Document

June 3, 2003	The Company filed a Current Report on Form 8-K to report, under Item 5 thereof, that the Company announced that the initial purchaser of the 5-year zero coupon senior convertible notes exercised its option to acquire an additional $50 million principal amount of such notes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 7th day of August 2003.

Juniper Networks, Inc.
By:	/s/ Marcel Gani

Marcel Gani Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000)
3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated herein by reference to exhibit 3.2 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002)
4.1	Form of Indenture by and between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1 No. 333-96171)
4.2	Indenture, dated as of June 2, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-3 as amended on July 11, 2003 No. 333-106889)
4.3	Form of Note (included in Exhibit 4.2)
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 No. 333-76681)
10.2	Amended and Restated 1996 Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-8 No. 333-57860)
10.3	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92088)
10.4	2000 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92086)
10.5	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92090)
10.5	Change of Control Agreement between Scott Kriens and the Registrant dated October 1, 1996 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 No. 333-76681)
10.6	Change of Control Agreement between Marcel Gani and the Registrant dated February 18, 1997 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 No. 333-76681)
10.7	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997 and Amendments One and Two to the agreement dated January 5, 1998 and March 2, 1998, respectively (incorporated herein by reference to Exhibit 10.8, 10.8.1 and 10.8.2, respectively, to the Registrant’s registration statement on Form S-1 No. 333-76681)
10.8	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1 No. 333-76681)
10.9	Lease between Mathilda Associates LLC and the Registrant dated February 28, 2000 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000)
23.1	Consent of Ernst & Young LLP, Independent Auditors (incorporated herein by reference to exhibit 23.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002)
24.1	Power of Attorney (incorporated herein by reference to exhibit 24.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002