Form 10-Q
period 2003-09-30
JUNIPER NETWORKS INC
filed 2003-11-14
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

     There were approximately 389,238,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of October 31, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents	$457,510	$194,435
Short-term investments	309,143	384,036
Accounts receivable, net	48,526	78,501
Prepaid expenses and other current assets	24,409	23,957

Total current assets	839,588	680,929
Property and equipment, net	243,526	266,962
Long-term investments	557,346	583,664
Restricted cash	24,983	—
Goodwill	983,397	987,661
Purchased intangible assets, net and other long-term assets	79,076	95,453

Total assets	$2,727,916	$2,614,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,057	$51,747
Accrued warranty	32,598	32,358
Other accrued liabilities	120,723	111,773
Deferred revenue	53,779	46,146

Total current liabilities	261,157	242,024
Convertible subordinated notes	542,076	942,114
Convertible senior notes	400,000	—

Commitments and contingencies

Stockholders’ equity:
Common stock and additional-paid-in-capital	1,532,209	1,461,910
Deferred stock compensation	(1,849)	(11,113)
Accumulated other comprehensive income	7,175	17,052
Accumulated deficit	(12,852)	(37,318)

Total stockholders’ equity	1,524,683	1,430,531

Total liabilities and stockholders’ equity	$2,727,916	$2,614,669

(a)  The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
Product	$147,110	$130,264	$423,351	$333,822
Service	25,018	21,762	71,087	57,459

Total net revenues	172,128	152,026	494,438	391,281
Cost of revenues:
Product	48,694	54,336	145,868	130,200
Service	14,245	14,529	40,852	36,816

Total cost of revenues	62,939	68,865	186,720	167,016

Gross margin	109,189	83,161	307,718	224,265
Operating expenses:
Research and development	44,932	48,771	131,409	117,610
Sales and marketing	34,710	37,749	101,404	91,221
General and administrative	6,524	9,108	21,292	27,761
Restructuring	13,985	22,830	13,985	22,830
In-process research and development	—	83,479	—	83,479
Integration	—	2,507	—	2,507
Amortization of purchased intangible assets and deferred stock compensation (1)	1,998	8,727	17,323	17,640

Total operating expenses	102,149	213,171	285,413	363,048

Operating income (loss)	7,040	(130,010)	22,305	(138,783)
Interest and other income	8,031	13,987	27,300	46,119
Interest and other expenses	(9,386)	(13,631)	(33,689)	(43,526)
Gain on sale of investments	—	—	8,739	—
Write-down of investments	—	(19,851)	—	(50,451)
Gain on partial retirement of convertible subordinated notes	9,220	62,855	14,108	62,855
Equity in net loss of joint venture	—	(180)	—	(1,316)

Income (loss) before income taxes	14,905	(86,830)	38,763	(125,102)
Provision for income taxes	7,700	1,500	14,297	3,000

Net income (loss)	$7,205	$(88,330)	$24,466	$(128,102)

Net income (loss) per share:
Basic	$0.02	$(0.24)	$0.06	$(0.37)

Diluted	$0.02	$(0.24)	$0.06	$(0.37)

Shares used in computing net income (loss) per share:
Basic	384,795	369,944	379,792	343,423

Diluted	408,083	369,944	399,525	343,423

(1) Amortization of deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$(287)	$294	$(48)	$927
Research and development	(2,098)	2,197	1,414	5,356
Sales and marketing	(573)	609	127	1,705
General and administrative	(346)	325	(77)	1,058

Total	$(3,304)	$3,425	$1,416	$9,046

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$24,466	$(128,102)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	35,754	28,919
Amortization of purchased intangibles, deferred stock compensation, debt costs and other non-cash transactions	23,597	25,735
In-process research and development	—	83,479
Gain on sale of investments	(8,739)	—
Write-down of investments	—	50,451
Gain on retirement of convertible subordinated notes	(14,108)	(62,855)
Changes in operating assets and liabilities:
Accounts receivable, net	29,975	40,563
Prepaid expenses, other current assets and other assets	1,268	10,222
Accounts payable	5,783	(18,351)
Accrued warranty	240	3,778
Other accrued liabilities	9,740	(31,877)
Deferred revenue	7,633	(5,828)

Net cash provided by (used in) operating activities	115,609	(3,866)
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(14,136)	(24,755)
Purchases of available-for-sale investments	(671,826)	(707,688)
Maturities and sales of available-for-sale investments	770,334	882,902
Increase in restricted cash	(25,000)	—
Cash paid in connection with the Unisphere Networks acquisition, net of cash and cash equivalents acquired	—	(375,803)
Minority equity investments	(900)	(1,075)

Net cash Provided by (used in) investing activities	58,472	(226,419)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	77,403	18,185
Proceeds from issuance of convertible senior notes	392,750	—
Retirement of convertible subordinated notes	(381,159)	(145,975)

Net cash provided by (used in) financing activities	88,994	(127,790)

Net increase (decrease) in cash and cash equivalents	263,075	(358,075)
Cash and cash equivalents at beginning of period	194,435	606,845

Cash and cash equivalents at end of period	$457,510	$248,770

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$42,863	$53,787
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with the Unisphere Networks acquisition	$—	$359,888
Common stock issued in connection with the Pacific Broadband earn-out provision	$—	$10,844

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Juniper Networks is a leading provider of network infrastructure solutions that transform the business of networking. The Company’s products enable customers to convert their business models from one of providing a commodity service to that of providing more differentiation and value to end users as well as increased reliability and security, thereby making the network a more valuable asset. The Company sells and markets its products through its direct sales organization and value-added resellers.

     In July 2002, the Company completed its acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation, which itself is a subsidiary of Siemens AG (“Siemens”). Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. Although the Company took a one-time restructuring charge in connection with the acquisition of Unisphere to eliminate certain duplicative activities and to rationalize costs consistent with its existing business model, the acquisition enabled the Company to add a complementary product to its existing product line without reorganizing its existing organization or modifying its cost and business structure. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” the Company included in its results of operations for 2002, the results of Unisphere from July 1, 2002. Therefore, results for the nine months ended September 30, 2002 only include the results of Unisphere for the three months ended September 30, 2002, whereas results for the nine months ended September 30, 2003 include the results of the combined companies for the entire nine-month period.

Note 2. Summary of Significant Accounting Policies

     Stock-Based Compensation

     The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income (loss). The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan, collectively called “options.” Pro forma information, net of the tax effect, follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$7,205	$(88,330)	$24,466	$(128,102)
Add: amortization of deferred stock compensation included in reported net income (loss), net of tax	(2,048)	2,124	878	5,609
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(8,081)	(24,760)	(43,839)	(71,198)

Pro forma net loss	$(2,924)	$(110,966)	$(18,495)	$(193,691)

Basic net income (loss) per share:
As reported	$0.02	$(0.24)	$0.06	$(0.37)
Pro forma	$(0.01)	$(0.30)	$(0.05)	$(0.56)

Diluted net income (loss) per share:
As reported	$0.02	$(0.24)	$0.06	$(0.37)
Pro forma	$(0.01)	$(0.30)	$(0.05)	$(0.56)

     Guarantees

     Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued in November 2002. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002 if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringes the intellectual property rights of a third party. Other examples of the Company’s guarantees or indemnification arrangements include guarantees of product performance and standby letters of credits for certain lease facilities. The Company has not recorded a liability related to these indemnification and guarantee provisions. The Company implemented the provisions of FIN 45 as of January 1, 2003 and it has not had any significant impact on the Company’s financial position, results of operations or cash flows. In addition, the Company does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows in the future.

     Revenue Recognition

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The Company adopted EITF 00-21 for transactions entered into after July 1, 2003. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

     Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the “Primary Beneficiary”) should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003; however, the FASB has deferred the effective date for VIEs created before February 1, 2003 to the period ended December 31, 2003, for calendar year companies. Early adoption of the provisions of FIN 46 prior to the deferred effective date was permitted. The Company currently has no contractual relationship or other business relationship with a VIE in which it is a Primary Beneficiary and, therefore, the adoption did not affect its consolidated financial position, results of operations or cash flows.

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

     During the nine months ended September 30, 2003, the Company paid approximately $381.2 million to retire a portion of the Subordinated Notes. This partial retirement resulted in a gain of $14.1 million in the nine months ended September 30, 2003 for the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes. The Company may retire additional portions of the Subordinated Notes in the future.

Note 4. Restructuring Expenses

     2003

     In the third quarter of 2003, the Company announced that it is no longer developing its G-series CMTS products and recorded a one-time charge of approximately $14.0 million that comprised of workforce reduction costs, non-inventory asset impairment, vacating facilities costs, the costs associated with termination of contracts and other related costs. The Company’s Board of Directors approved the discontinuance and related restructuring charge and expects that the plan will facilitate the focus on core competencies and reducing cost structure. A charge of $5.6 million associated with the workforce reduction related primarily to the termination of 76 employees that were primarily engineers located in the Americas and Europe regions. The Company expects to pay the remaining balance of the severance accrual by the end of the first quarter of 2004. A non-inventory asset impairment of $2.9 million was primarily for long-lived assets that were no longer needed. Facility charges of $3.5 million consisted primarily of the cost of vacating facilities that were dedicated to the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using the Company’s risk-adjusted borrowing rate. Amounts related to the net facility charge will be paid over the respective lease terms through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Contractual commitments and other charges consist primarily of $0.9 million of excess material charges from the Company’s contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and $0.9 million of costs to satisfy end-of-life commitments in certain customer contracts. All of these costs were accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and have been included as a charge to the results of operations in the quarter ended September 30, 2003. Changes to the estimates of executing the currently approved plans of restructuring will be reflected in results of operations. As of September 30, 2003, the balance of the accrued restructuring charge consisted of the following (in thousands):

				Remaining
				liability as of
	Initial	Non-cash	Cash	September 30,
	charge	charges	payments	2003

Workforce reduction	$5,550	$(744)	$(2,485)	$2,321
Asset impairment	2,887	(2,887)	—	—
Facilities	3,455	—	—	3,455
Contractual commitments and other charges	2,093	—	(257)	1,836

Total	$13,985	$(3,631)	$(2,742)	$7,612

     2002

     During the third quarter of 2002, in connection with the acquisition of Unisphere, Juniper Networks’ Board of Directors approved and management initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce costs and better align product and operating expenses with then existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses of approximately $14.9 million, net of a $2.6 million adjustment made during the fourth quarter of 2002 for costs that were not going to be incurred due to a change in estimate, associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. These costs were included as a charge to the results of operations for the year ended December 31, 2002. As of September 30, 2003, the balance of the accrued restructuring charge consisted of the following (in thousands):

					Remaining
					liability as of
	Initial	Non-cash	Cash		September 30,
	charge	charges	payments	Adjustments	2003

Workforce reduction	$10,522	$—	$(8,975)	$(1,547)	$—
Asset impairment	944	(944)	—	—	—
Consolidation of excess facilities	6,083	—	(1,626)	(1,054)	3,403

Total	$17,549	$(944)	$(10,601)	$(2,601)	$3,403

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates for potential subleases. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

     Juniper Networks also recorded approximately $14.4 million of similar restructuring costs in connection with restructuring the Unisphere organization, net of a $0.4 million reduction to goodwill in the quarter ended June 30, 2003 for certain estimated acquisition costs that were not incurred. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere. As of September 30, 2003, there was approximately $6.9 million of such costs remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2009, and professional services.

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

     Changes in the Company’s warranty reserve during the nine months ended September 30, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$32,358
Provisions made during the period	21,963
Actual costs incurred during the period	(21,723)

Balance as of September 30, 2003	$32,598

Note 6. Acquisitions

     In July 2002, Juniper Networks completed its acquisition of 100% of Unisphere, a subsidiary of Siemens, which also was a significant customer during the three and nine months ended September 30, 2003. Total consideration for the acquisition was $914.5 million, which consisted of $375.0 million of cash, the issuance of 36.5 million shares of Juniper Networks’ common stock with a fair value of approximately $359.9 million, the assumption of all of the outstanding stock options of Unisphere with a fair value of approximately $151.2 million, direct costs associated with the acquisition of approximately $13.6 million and an estimated liability of approximately $14.8 million, consisting primarily of workforce reduction charges, including severance and other employee benefits, costs of vacating duplicate facilities and the cost of exiting certain contractual obligations.

     In the quarter ended June 30, 2003, the Company reversed approximately $4.3 million to goodwill, primarily related to liabilities that were accrued at the time of the acquisition and certain acquisition costs that were not realized. The total purchase price has been allocated as follows (in thousands):

Net tangible assets acquired (liabilities assumed)	$(5,619)
Amortizable intangible assets:
Completed technology	61,100
Service contract relationships	6,900
Non-compete agreements	2,400
Order backlog	3,600

Total amortizable intangible assets	74,000
In-process research and development	82,700
Deferred compensation on unvested stock options	499
Goodwill	762,953

Total purchase price	$914,533

Note 7. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s total purchased intangibles assets (in thousands):

		Accumulated
As of September 30, 2003	Gross	Amortization	Net

Technology	$75,359	$(28,630)	$46,729
Other	10,576	(4,089)	6,487

Total	$85,935	$(32,719)	$53,216

As of December 31, 2002

Technology	$75,359	$(14,964)	$60,395
Other	10,576	(1,848)	8,728

Total	$85,935	$(16,812)	$69,123

     Amortization expense of purchased intangible assets was included in operating expenses in the amounts of $5.3 million and $15.9 million for the three and nine months ended September 30, 2003, respectively, and $5.3 million and $8.6 million for the three and nine months ended September 30, 2002, respectively.

     The estimated future amortization expense of purchased intangible assets for the next five years is as follows (in thousands):

Year ending December 31,	Amount

2003 (remaining three months)	$4,753
2004	14,025
2005	13,425
2006	12,813
2007	7,150
2008	1,050

Total	$53,216

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$987,661
Goodwill acquired during the period	—
Additions to existing goodwill	—
Reductions to existing goodwill	(4,264)

Balance as of September 30, 2003	$983,397

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed an impairment analysis during November 2002 and determined that there was no impairment of the goodwill at that time. The Company considered the G-series CMTS product discontinuance as an impairment indicator and, accordingly, reviewed goodwill to determine if there was any impairment. Since the Company has one reportable segment, the Company compared its estimated fair value, as measured by it’s market capitalization, to its net assets as of July 31, 2003 and since the fair value was substantially greater than the net assets, the Company concluded that there was no impairment of goodwill at the time of the CMTS product discontinuance.

Note 8. Equity Investments

     As of September 30, 2003 and December 31, 2002, the carrying values of the Company’s minority equity investments in privately held companies were $5.7 million and $5.0 million, respectively. During the nine months ended September 30, 2003, the Company made additional investments of approximately $0.9 million in certain privately held companies. During the quarter ended March 31, 2003, the Company sold its entire position in one privately held company for approximately $0.3 million, which did not result in a material gain or loss. During the nine months ended September 30, 2002, the Company wrote down certain investments for declines in value determined to be other than temporary by $50.5 million. No such write-downs have been made during the nine months ended September 30, 2003.

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

Note 9. Restricted Cash

     In the quarter ended June 30, 2003, the Company established a trust in the amount of $25.0 million to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. The Company can terminate the trust at the five-year anniversary of establishment and each five-year anniversary thereafter. Upon termination, the Company has the right to any amounts remaining in the trust. The trust corpus is restricted cash and is reported as a long-term asset. The $25.0 million is invested per the Company’s investment policy and the investments are classified as available-for-sale; therefore, any changes in valuation are reflected on the balance sheet.

Note 10. Segment Information

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. The following table shows net revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Americas	$75,906	$76,882	$205,102	$225,822
Europe	40,870	34,170	129,769	95,564
Asia	55,352	40,974	159,567	69,895

Total	$172,128	$152,026	$494,438	$391,281

     The Americas region includes net revenues from countries other than the United States of approximately $11.0 million and $7.8 million for the three months ended September 30, 2003 and 2002, respectively, and approximately $34.4 million and $17.7 million for the nine months ended September 30, 2003 and 2002, respectively.

     During the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003, Ericsson Telekom AB (“Ericsson”) and Siemens each accounted for greater than 10% of net revenues. Ericsson was the only customer that accounted for greater than 10% of revenue for the nine months ended September 30, 2002.

Note 11. Net Income (Loss) Per Share

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$7,205	$(88,330)	$24,466	$(128,102)

Denominator:
Weighted-average shares of common stock outstanding	384,879	370,367	379,941	344,110
Weighted-average shares subject to repurchase	(84)	(423)	(149)	(687)

Denominator for basic net income (loss) per share	384,795	369,944	379,792	343,423
Common stock equivalents	23,288	—	19,733	—

Denominator for diluted net income (loss) per share	408,083	369,944	399,525	343,423

Consolidated net income (loss) applicable to common stockholders per share:
Basic	$0.02	$(0.24)	$0.06	$(0.37)

Diluted	$0.02	$(0.24)	$0.06	$(0.37)

     For the three and nine months ended September 30, 2002, Juniper Networks excluded approximately 11.4 million and 12.0 million common stock equivalents from the calculation of diluted loss per share because such securities were antidilutive in that period due to the net loss. Employee stock options to purchase approximately 9.8 million shares and 60.1 million shares in the three months ended September 30, 2003 and 2002, respectively, and approximately 11.0 million shares and 24.5 million shares in the nine months ended September 30, 2003 and 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. For each of the periods presented, the Subordinated Notes were also excluded from the calculation of diluted loss per share because the effect of the assumed conversion of the notes would have been antidilutive. In addition, for the three and nine months ended September 30, 2003, the Senior Notes were excluded from the calculation of the diluted loss per share because the Senior Notes were not convertible by their terms.

Note 12. Other Comprehensive Income (Loss)

     Comprehensive income (loss) is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$7,205	$(88,330)	$24,466	$(128,102)
Less: realized gain on sale of equity investments	—	—	(8,739)	—
Unrealized gains (losses) on equity investments, net of realized gain	(3,478)	7,229	(2,703)	(2,889)
Foreign currency translation gains (losses)	(545)	(228)	1,565	(923)

Total comprehensive income (loss)	$3,182	$(81,329)	$14,589	$(131,914)

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

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and an amended complaint was filed in July 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the amended complaint. In March 2003, the judge granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held on September 12, 2003. The judge has not yet ruled on the motion. There has been no discovery to date and no trial is scheduled. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. The plaintiffs lodged their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the Court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs’ third amended complaint is due December 16, 2003. There has been limited discovery to date and no trial is scheduled. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

Note 14. Subsequent Events

     During October 2003, the Company called for the redemption on November 26, 2003, of $400.0 million principal amount of its 4.75% Convertible Subordinated Notes due March 15, 2007 (the “Subordinated Notes”). Prior to November 26, 2003, holders may convert their Subordinated Notes called for redemption into shares of Juniper Networks common stock at a price of approximately $163.9559 per share, or 6.0992 shares of Juniper Networks common stock per $1,000 principal amount of the Subordinated Notes. Cash will be paid in lieu of fractional shares. Alternatively, if holders do not elect to convert their Subordinated Notes, they will be redeemed on November 26, 2003. Upon redemption, holders will receive a total of $1,036.508 per $1,000 principal amount of the Subordinated Notes (consisting of the redemption price of $1,027.14 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest thereon from September 15, 2003 up to but not including November 26, 2003, of $9.368 per $1,000 principal of the Subordinated Notes). Any of the Subordinated Notes called for redemption and not converted on or before November 25, 2003, will be redeemed automatically on November 26, 2003, and no further interest will accrue.

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

     Overview

     Juniper Networks, Inc. (“Juniper Networks” or “we”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. We are a leading provider of network infrastructure solutions that transform the business of networking. Our products enable customers to convert their business models from one of providing a commodity service to that of providing more differentiation and value to end users as well as increased reliability and security, thereby making the network a more valuable asset. We sell and market our products through our direct sales organization and value-added resellers.

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

     We have other equally important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy not a judgment as to the policy itself. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates.

     Revenue Recognition

     We recognize product revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless we have future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, we recognize product revenue upon shipment to our customers, including resellers, as it is our policy to ensure an end user has been identified prior to shipment. Service revenue is recognized over the service period. Beginning July 1, 2003, we recognized revenue on arrangements where products and services are bundled in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” We allocate the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values. In addition, our ability to recognize revenue in the future will be impacted by conditions imposed by our customers and by our assessment of collectibility. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is not reasonably assured, revenue is deferred until the payment is collected.

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

     Contract Manufacturer Exposures

     We outsource most of our manufacturing, repair and supply chain management operations to our independent contract manufacturers. Accordingly, a significant portion of the cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture products based on build forecasts we provide them. Our forecasts are based on our estimates of future demand for our products. Our estimates of future demand for our products are based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we have contractual liabilities and exposures with all of the contract manufacturers, such as carrying costs and excess material exposures, that would have an adverse impact on our gross margins and profitability. The majority of factors that affect component usage and demand for our products are outside of our control.

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

     Results of Operations

     In July 2002, we completed our acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation, which itself is a subsidiary of Siemens AG (“Siemens”). Following the acquisition, Siemens, directly and indirectly through its local country affiliates, was one of our significant resellers. Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. Although we took a one-time restructuring charge in connection with our acquisition of Unisphere, the acquisition enabled us to add a complementary product to our existing product line without reorganizing our existing organization or modifying our cost and business structure. We included in our results of operations for 2002 the results of Unisphere from July 1, 2002. Therefore, results for the nine months ended September 30, 2002 only include the results of Unisphere for the three months ended September 30, 2002, whereas the nine months ended September 30, 2003 include the results of the combined companies for the entire nine-month period.

     Net Revenues

     The following table shows product and service net revenues for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,				Nine months ended September 30,

		% of net		% of net		% of net		% of net
	2003	revenues	2002	revenues	2003	revenues	2002	revenues

Net revenues:
Product	$147,110	85%	$130,264	86%	$423,351	86%	$333,822	85%
Service	25,018	15%	21,762	14%	71,087	14%	57,459	15%

Total net revenues	$172,128		$152,026		$494,438		$391,281

     Product net revenues for the three and nine months ended September 30, 2003 increased 13% and 27% compared to the three and nine months ended September 30, 2002, respectively. The increases for both periods were due primarily to increases in the number of units of 26% and 28% for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002, respectively. The increase in units sold is attributed to greater demand. The change in product net revenues for the three and nine-month periods was also affected by shifts in our product mix. We did not experience any significant pricing pressure on our products during the periods reported on herein.

     Service net revenues for the three and nine months ended September 30, 2003 increased 15% and 24% compared to the three and nine months ended September 30, 2002, respectively. The increase for both periods was primarily a result of a larger installed base of customers and products. Our service revenue primarily is from customers who previously purchased our products and enter into service contracts. In addition to product-related service contracts, service revenue is generated from providing professional and educational services.

     During the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003, Ericsson Telekom AB (“Ericsson”) and Siemens each accounted for greater than 10% of net revenues. Ericsson was the only customer that accounted for greater than 10% of revenue for the nine months ended September 30, 2002.

     The following table shows net revenues and the percent of total net revenues by geographic region for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,				Nine months ended September 30,

		% of net		% of net		% of net		% of net
	2003	revenues	2002	revenues	2003	revenues	2002	revenues

Americas	$75,906	44%	$76,882	51%	$205,102	42%	$225,822	58%
Europe	40,870	24%	34,170	22%	129,769	26%	95,564	24%
Asia	55,352	32%	40,974	27%	159,567	32%	69,895	18%

Total	$172,128		$152,026		$494,438		$391,281

     For the three and nine months ended September 30, 2003, we experienced a shift in net revenues as a percentage of total net revenues from the Americas region to Europe and Asia compared to the three and nine months ended September 30, 2002. The shift was primarily due to both the decline in spending for capital expenditures in the United States, as well as the increase in the number of our international customers, particularly in Asia.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin percentages for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,				Nine months ended September 30,

		Gross		Gross		Gross		Gross
	2003	margin %	2002	margin %	2003	margin %	2002	margin %

Cost of revenues:
Product	$48,694	67%	$54,336	58%	$145,868	66%	$130,200	61%
Service	14,245	43%	14,529	33%	40,852	43%	36,816	36%

Total cost of revenues	$62,939	63%	$68,865	55%	$186,720	62%	$167,016	57%

     Most of our manufacturing, repair and supply chain management operations are outsourced to independent contract manufacturers; accordingly, most of the cost of revenues consists of payments to our independent contract manufacturers. The independent contract manufacturers manufacture our products using quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities in Neenah, Wisconsin and Toronto, Canada. Generally, our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility.

     Cost of product revenues was 33% and 42% of product revenue for the three months ended September 30, 2003 and 2002, respectively. Cost of product revenues was 34% and 39% of product revenue for the nine months ended September 30, 2003, and 2002, respectively. The decrease in both periods was primarily due to a one-time charge of $5.1 million recognized in the three months ended September 30, 2002 related to the Unisphere acquisition and savings in the three months ended September 30, 2003 in outsourced manufacturing costs as a result of improved efficiencies and cost cutting initiatives at our contract manufacturers.

     Cost of service revenues was 57% and 67% of service revenue for the three months ended September 30, 2003 and 2002, respectively. Cost of service revenues was 57% and 64% of service revenue for the nine months ended September 30, 2003 and 2002, respectively. The decrease in both periods was primarily due to improved efficiencies in our customer service organization. In addition, the decrease in the three-month period was due to less spares being shipped on a comparative basis.

     We expect our overall gross margin to remain relatively consistent next quarter as compared to this quarter.

     Operating Expenses

     The following table shows operating expenses for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,				Nine months ended September 30,

		% of net		% of net		% of net		% of net
	2003	revenues	2002	revenues	2003	revenues	2002	revenues

Research and development	$44,932	26%	$48,771	32%	$131,409	27%	$117,610	30%
Sales and marketing	$34,710	20%	$37,749	25%	$101,404	21%	$91,221	23%
General and administrative	$6,524	4%	$9,108	6%	$21,292	4%	$27,761	7%
Restructuring	$13,985	8%	$22,830	15%	$13,985	3%	$22,830	6%
In-process research and development	$—		$83,479	55%	$—		$83,479	21%

	Three months ended September 30,				Nine months ended September 30,

		% of net		% of net		% of net		% of net
	2003	revenues	2002	revenues	2003	revenues	2002	revenues

Integration	$—		$2,507	2%	$—		$2,507	1%
Amortization of purchased intangible assets and deferred stock compensation	$1,998	1%	$8,727	6%	$17,323	4%	$17,640	5%

     For the three months ended September 30, 2003, research and development expenses decreased 8% compared to the three months ended September 30, 2002. The change was primarily due to a 67% decrease in expenses for outside services and a 5% decrease in headcount related expenses. Outside services primarily consist of certain certification expenses, outsourced development costs and costs associated with independent contractors. The decrease in headcount related expenses was primarily due to the savings realized from the restructuring activities performed in 2003 in connection with the discontinuance of the G-series CMTS product.

     For the nine months ended September 30, 2003, research and development expenses increased 12% compared to the nine months ended September 30, 2002. The change was primarily due to a 20% increase in headcount related expenses, partially offset by a 47% decrease in outside services and a 50% decrease in prototype expenses. The increase in headcount related expenses was primarily due to a full nine months of results of the combined company after the Unisphere acquisition, compared to only three months of combined results for the nine months ended September 30, 2002. Outside services primarily consist of certain certification expenses, outsourced development costs and costs associated with independent contractors. The decrease in prototype expenses was due to a product launch in the third quarter of 2002, which required more prototype expenses than in 2003.

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

     For the three months ended September 30, 2003, sales and marketing expenses decreased 8% compared to the three months ended September 30, 2002. The change was primarily due to a 57% decrease in demonstration equipment and a 12% decrease in facility related allocations. The decrease in demonstration equipment costs was due to higher expenditures in the third quarter of 2002 as a result of the Unisphere acquisition, and cost cutting initiatives implemented over the past year.

     For the nine months ended September 30, 2003, sales and marketing expenses increased 11% compared to the nine months ended September 30, 2002. The change was primarily due to a 16% increase in headcount related expenses and a 13% increase in marketing programs, partially offset by a 15% decrease in demonstration equipment. The increase in headcount related expenses was a result of the Unisphere acquisition and higher commissions associated with the increase in revenues. The increase in marketing programs costs was primarily due to the increase in revenues. The decrease in demonstration equipment costs was due to higher expenditures in the third quarter of 2002 as a result of the Unisphere acquisition, and cost cutting initiatives implemented over the past year.

     We expect next quarter’s sales and marketing expenses to remain relatively consistent in absolute dollars as compared to this quarter.

     For the three and nine months ended September 30, 2003, general and administrative expenses decreased 28% and 23% compared to the three and nine months ended September 30, 2002, respectively. The decrease in the three-month period was almost entirely a result of decreases in bad debt expenses. The decrease in the nine-month period was also due to decreases in bad debt expenses, partially offset by a 16% increase in professional services. The increase in professional services was due to certain strategic consulting activities. We expect next quarter’s general and administrative expenses to remain relatively consistent in absolute dollars compared to this quarter.

     In the third quarter of 2003, we announced that we are no longer developing our G-series CMTS products and recorded a one-time charge of approximately $14.0 million that was comprised of workforce reduction costs, non-inventory asset impairment, vacating facilities costs, the costs associated with termination of contracts and other related costs. Our Board of Directors approved the discontinuance and the related restructuring charge and expects that the plan will facilitate the focus on core competencies and reducing our cost structure. A charge of $5.6 million associated with the workforce reduction related primarily to the termination of 76 employees that were mainly located in the Americas and Europe regions. We expect to pay the remaining balance of the severance accrual by the end of the first quarter of 2004. A non-inventory asset impairment of $2.9 million was primarily for long-lived assets that were no longer needed as a result of the discontinuance of the product line. Facility charges of $3.5 million consisted primarily of the cost of vacating facilities that were dedicated to the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using our risk-adjusted borrowing rate. Amounts related to the net facility charge will be paid over the respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Contractual commitments and other charges consist primarily of $0.9 million of excess material charges from our contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and $0.9 million of costs to satisfy end-of-life commitments in certain customer contracts. All of these costs were accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and have been included as a charge to the results of operations in the quarter ended September 30, 2003. Changes to the estimates of executing the currently approved plans of restructuring will be reflected in results of operations.

     During the third quarter of 2002, in connection with the acquisition of Unisphere, we approved and initiated plans to restructure the operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce costs and better align product and operating expenses with then existing general economic conditions. Consequently, we recorded restructuring expenses of approximately $14.9 million, net of a $2.6 million adjustment made during the fourth quarter of 2002 for costs that were not going to be incurred due to a change in estimate, associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. These costs are accounted for under EITF Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and have been included as a charge to the results of operations during the third quarter of 2002.

     We also recognized a charge of approximately $5.3 million during the quarter ended September 30, 2002 related to the land acquired in January 2001 located in Sunnyvale, California. The charge was primarily for costs of exiting certain contractual obligations associated with the land. We currently have no plans to continue developing the land in the foreseeable future.

     Of the total Unisphere purchase price, approximately $82.7 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the quarter ended September 30, 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Unisphere had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing new cards and modules for different bandwidths and various software developments. We utilized the discounted cash flow (“DCF”) method to value the IPR&D, using rates ranging from 30% to 35%. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital and other assets that provide value to the product lines. At the time of acquisition, it was estimated that these development efforts were 55% complete and would be completed over the next six to twelve months. As of September 30, 2003 these development efforts were substantially completed.

     We incurred integration expenses of approximately $2.5 million in the quarter ended September 30, 2002 resulting from our acquisition of Unisphere. Integration expenses are incremental costs directly related to the integration of the two companies that have no future benefit, which consisted principally of workforce related expenses for individuals transitioning their positions and professional fees during the quarter ended September 30, 2002.

     We amortize purchased intangible assets and deferred stock compensation over their estimated lives. The amortization expense of intangible assets for the three-month period ended September 30, 2003 was the same as the amortization expense for the three-month period ended September 30, 2002. Amortization expense of intangible assets for the nine months ended September 30, 2003 increased 85% compared to the nine months ended September 30, 2002 due to the intangible assets purchased in the Unisphere acquisition in July 2002. The amortization expense of deferred stock compensation resulted in a credit of approximately $3.3 million for the three months ended September 30, 2003 due to employees who forfeited options for which compensation expense had been recognized on the graded vesting method, but which were unvested on the date their employment was terminated. These employees were primarily a part of the restructuring plan in the current quarter. Amortization of deferred stock compensation in the nine months ended September 30, 2003 decreased 84% compared to the nine months ended September 30, 2002 primarily due to a reduction of stock-based compensation expense recorded in the three months ended September 30, 2003 relating to employees who forfeited options for which compensation expense had been recognized on the graded vesting method, but which were unvested on the date their employment was terminated.

     Other Income and Expenses

     The following table shows other income and expenses for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest and other income	$8,031	$13,987	$27,300	$46,119
Interest and other expense	$(9,386)	$(13,631)	$(33,689)	$(43,526)
Gain on sale of investments	$—	$—	$8,739	$—
Write-down of investments	$—	$(19,851)	$—	$(50,451)
Gain on retirement of convertible subordinated notes	$9,220	$62,855	$14,108	$62,855
Equity in net loss of joint venture	$—	$(180)	$—	$(1,316)

     For the three and nine months ended September 30, 2003, interest and other income decreased $6.0 million and $18.8 million compared to the three and nine months ended September 30, 2002. The decrease in both periods was primarily due to lower interest rates earned on cash, cash equivalents and investments compared to the same period a year ago. The decrease in the nine-month period was partially offset by a $1.2 million deposit received related to the Pacific Broadband acquisition that, because of concerns regarding recoverability, was not valued in the allocation of the purchase price.

     For the three and nine months ended September 30, 2003, interest and other expense decreased $4.2 million and $9.8 million compared to the three and nine months ended September 30, 2002, respectively. The decrease was a result of the partial retirement of the Subordinated Notes in the third quarter of 2002 and second and third quarters of 2003.

     During the first and second quarters of 2003, we sold some of our marketable equity securities classified as available-for-sale, which had a cost basis of approximately $4.3 million, and recognized gains of approximately $8.7 million.

     During the first and third quarters of 2002, we recorded impairment write-downs of our minority equity investments of $50.5 million. There have been no such an impairments recorded in the nine months ended September 30, 2003.

     During the second and third quarters of 2003, we paid approximately $381.2 million to retire a portion of our Subordinated Notes. This partial repurchase resulted in a gain of approximately $14.1 million, which was the difference between the carrying value of the notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.

     In October 2003 we called for redemption on November 26, 2003, $400.0 million principal amount of our Subordinated Notes. Prior to November 26, 2003, holders may convert their Subordinated Notes into shares of our common stock at a price of approximately $163.9559 per share and cash for any fractional shares. If the holders do not elect to convert the Subordinated Notes, they will be redeemed for which the holders will receive a total of $1,036.508 per $1,000 principal amount of the Subordinated Notes, consisting of the redemption price of $1,027.14 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest from September 15, 2003 of $9.368 per $1,000 principal of the Subordinated Notes. Any of the Subordinated Notes called for redemption and not converted before November 26, 2003 will be redeemed automatically on November 26, 2003 and no further interest will accrue.

     During the third quarter of 2002, we paid approximately $146.0 million to retire a portion of our Subordinated Notes. This partial repurchase resulted in a gain of $62.9 million, which was the difference between the carrying value of the notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.

     Equity in net loss of joint venture was $0.1 million and $1.1 million for the three and nine months ended June 30, 2002. During the quarter ended June 30, 2001, we entered into a joint venture agreement with Ericsson, through our respective subsidiaries, to develop and market products for the wireless Internet infrastructure market. Accordingly, we began recording our 40% share of the joint venture’s loss. In addition to this joint venture, Ericsson is also one of our significant resellers, representing greater than 10% of our revenues in each of the three and nine-month periods ending September 30, 2003 and 2002. To date, we have funded the joint venture in the amount of $5.4 million; however, we had no further funding obligations related to this joint venture after December 31, 2002.

     Provision for Income Taxes

     We recorded tax provisions of $7.7 million and $14.3 million for the three and nine months ended September 30, 2003, or effective tax rates of 52% and 37%, respectively. The rate for the nine months ended September 30, 2003 reflects taxes payable in certain foreign jurisdictions, the benefit of research credits and capital loss carryforwards and the inability to benefit certain charges and losses. The rate for the most recent three-month period is higher because of these unbenefited charges and losses.

     For the three and nine months ended September 30, 2002, we recorded tax provisions of $1.5 million and $3.0 million, or effective rates of -2% and -2%, respectively, reflecting taxes payable in certain foreign jurisdictions and the inability to benefit certain charges and losses.

     The IRS is currently auditing the Company’s federal income tax returns for fiscal years 1999 and 2000. Proposed adjustments have not been received for these years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company’s financial position or results of operations.

     Liquidity and Capital Resources

     Operating Activities

     Net cash provided by operating activities was $115.6 million for the nine months ended September 30, 2003, compared to cash used in operations of $3.9 million for the nine months ended September 30, 2002. Net cash provided by operating activities during the nine months ended September 30, 2003 was due to our net income of $24.5 million, which was adjusted by:

•	non-cash charges, including depreciation and amortization expenses;

•	a decrease in accounts receivable; and

•	increases in accounts payable, other accrued liabilities and deferred revenue;

•	partially offset by gains on the sale of available-for-sale investments and the partial retirement of the Subordinated Notes.

     Net cash used in operating activities during the nine months ended September 30, 2002 was due to our net loss of $128.1 million, which was adjusted by:

•	non-cash charges, including depreciation and amortization expenses, in-process research and development charges, and the write-down of investments;

•	decreases in accounts receivable and other assets; and

•	increases in accrued warranty;

•	partially offset by the gains on the sale of available-for-sale investments; and

•	decreases in accounts payable, other accrued liabilities and deferred revenue.

     Investing Activities

     Cash provided by investing activities was $58.5 million for the nine months ended September 30, 2003. The cash provided by investing activities was a result of maturities and sales of available-for-sale investments, partially offset by purchases of available-for-sale investment, increases in restricted cash and purchases of capital equipment. The increase in restricted cash was due to the establishment of a trust to secure our indemnification obligations to certain directors and officers.

     Cash used in investing activities was $226.4 million for the nine months September 30, 2002 due to purchases of available-for-sale investments, the Unisphere acquisition and purchases of capital equipment, partially offset by maturities and sales of available-for-sale investments.

     Financing Activities

     Cash provided by financing activities was $89.0 million for the nine months ended September 30, 2003 due to proceeds from the issuance of the Senior Notes and common stock through employee option exercises and employee stock purchase plans, partially offset by the partial retirement of our Subordinated Notes.

     Cash used in financing activities was $127.8 million for the nine months ended September 30, 2002 due to the partial retirement of our Subordinated Notes, partially offset by the issuance of common stock through employee option exercises and employee stock purchase plans.

     Cash Requirements and Contractual Obligations

     As of September 30, 2003, our principal commitments consisted of obligations outstanding under operating leases, the 4.75% Convertible Subordinated Notes due March 15, 2007 (“Subordinated Notes”) and the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”). The contractual obligations under operating leases are primarily for our facilities.

     Interest is paid semi-annually on March 15 and September 15 for the Subordinated Notes at an annual rate of 4.75%. Anytime we retire a portion of the Subordinated Notes, the interest accrued on that portion is due. For the nine months ended September 30, 2003, we have paid approximately $42.9 million in interest related to the Subordinated Notes.

     During November 2003, we will redeem $400.0 million principal amount of our Subordinated Notes. Holders may convert their Subordinated Notes into shares of our common stock at a price of approximately $163.9559 per share, or cash, for which they will receive a total of $1,036.508 per $1,000 principal amount of the Subordinated Notes, consisting of the redemption price of $1,027.14 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest from September 15, 2003 of $9.368 per $1,000 principal of the Subordinated Notes. If we do not retire any additional Subordinated Notes before March 15, 2004, our interest payment at that time will be approximately $3.4 million.

     The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes, including our Subordinated Notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances.

     We do not have firm purchase commitments with our contract manufacturers; however, we do have potential contractual liabilities and exposures to the independent contract manufacturers, such as carrying costs and excess material exposures, in the event that they procure components and build products based on our build forecasts and the actual component usage and product sales are lower than forecast. As of September 30, 2003, we had accrued $20.6 million for potential exposures with our contract manufacturers, such as excess material and carrying costs.

     Sources of Cash

     We have funded our business by issuing securities and through our operating activities. At September 30, 2003, we had cash and cash equivalents of $457.5 million, short-term investments of $309.1 million and long-term investments of $557.3 million. We regularly invest excess funds in money market funds, commercial paper and government and non-government debt securities with maturities of up to five years.

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

     Factors That May Affect Future Results

     Set forth below and elsewhere in this Report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our business, results of operations or financial condition to be harmed and cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

     We face intense competition that could reduce our market share and adversely affect our ability to generate revenues.

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

     The current economic conditions, combined with the financial condition of some of our customers, make it difficult to predict revenues for a particular period and a shortfall in revenues may harm our operating results.

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

     A limited numbers of customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on us.

     Even though our customer base has increased substantially, we expect that a large portion of our net revenues will continue to depend on sales to a limited number of customers. During the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003, Ericsson and Siemens each accounted for greater than 10% of net revenues. Ericsson was the only customer that accounted for greater than 10% of revenue for the nine months ended September 30, 2002. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers that could adversely affect our net revenues and results of operations.

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

     Our products are highly technical and are designed to be deployed in very large and complex networks. Certain of our products can only be fully tested when deployed in networks that generate high amounts of data and/or voice traffic. As a result, we may experience errors in connection with such products and for new products and enhancements. Any defects or errors in our products discovered in the future could result in loss of or delay in revenue, loss of customers and increased service and warranty cost, any of which could adversely impact our business and our results of operations.

     If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

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

     Service providers typically use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems, any of which could adversely affect our business and financial condition.

     Traditional telecommunications companies generally require more onerous terms and conditions of their vendors. As we seek to sell more products to such customers we may be required to agree to terms and conditions that may have an adverse effect on our business.

     Traditional telecommunications companies because of their size generally have had greater purchasing power and accordingly have requested and received more favorable terms, which often translate into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions which may include terms that effect our ability to recognize revenue and have an adverse effect on our business and financial condition.

     In addition, many of this class of customer have purchased products from other vendors who promised certain functionality and failed to deliver such functionality and/or had products that caused problems and outages in the networks of these customers. As a result, this class of customer may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may affect our ability to recognize the revenue from such sales, which may negatively affect our business and our financial condition.

     If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

     We cannot ensure that we will be able to anticipate future market needs or that we will be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate the market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate and develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of our future products to achieve market acceptance could adversely affect our business and financial results.

     Our ability to develop, market and sell products could be harmed if we are unable to retain or hire key personnel.

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

     If we fail to accurately predict our manufacturing requirements, we could incur additional costs which would harm our results of operations or experience manufacturing delays which would harm our business.

     Our contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order because we do not have long-term supply contracts with them. In addition, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We provide to our contract manufacturers a demand forecast. If we overestimate our requirements, the contract manufacturers may assess charges that could negatively impact our gross margins. For example, for the quarter ended September 30, 2001, we recorded a charge for approximately $39.9 million associated with contractual liabilities and carrying charges on excess materials at our contract manufacturers. If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

     If our restructuring initiatives are not sufficient to meet industry and market conditions and to achieve future profitability, we may undertake further restructuring initiatives, which may adversely affect our business, operating results and financial condition.

     In response to industry and market conditions, we have restructured our business and reduced our workforce. The assumptions underlying our restructuring efforts will be assessed on an ongoing basis and may prove to be inaccurate and we may have to restructure our business again in the future to achieve certain cost savings and to strategically realign our resources.

     Our restructuring initiatives are based on certain assumptions regarding the cost structure of our business and the nature, severity, and duration of the current industry adjustment, which may not prove to be accurate. While restructuring, we have assessed, and will continue to assess, whether we should further reduce our workforce, as well as review the recoverability of our tangible and intangible assets, including the land purchased in January 2001. Any such decisions may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write-downs, and contractual settlements.

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

     If we become subject to litigation regarding intellectual property rights, such litigation will likely be time consuming and require a significant amount of resources to prosecute or defend, we may have to expend a substantial amount of resources to make our products non-infringing and may have to pay a substantial amount of money in damages.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we are not involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights and may require us to redesign or stop selling, incorporating or using products that use the challenged intellectual property, all of which could seriously harm our business. These lawsuits, regardless of their ultimate outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention.

     Our products incorporate and rely upon licensed third-party technology and if licenses of third-party technology do not continue to be available to us or become very expensive, our revenues and ability to develop and introduce new products could be adversely affected.

     We integrate licensed third-party technology in certain of our products. From time to time we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. Our inability to maintain or re-license any third party licenses required in our current products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition and results of operations.

     Due to the global nature of our operations, economic or social conditions or changes in a particular country or region could adversely affect our sales or increase our costs and expenses, which would have a material adverse impact on our financial condition.

     We conduct significant sales and customer support operations directly and indirectly through our distributors in countries outside of the United States and also depend on the operations of our contract manufacturers that are located outside of the United States. For the nine months ended September 30, 2003 and 2002, we derived approximately 58% and 42% of our revenues, respectively, from sales outside North America. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; service provider and government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

     We are exposed to fluctuations in currency exchange rates which could negatively affect our financial results and cash flows.

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

     Any acquisition we make could disrupt our business and harm our financial condition if we are not able to successfully integrate acquired businesses and technologies or if expected synergies do not materialize.

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

     The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. For example, although we completed the acquisition of Unisphere Networks on July 1, 2002, integration of the products, product roadmap and operations is a continuing activity and will be for the foreseeable future. As a result of these activities, we may lose opportunities and employees, which could disrupt our business and harm our financial results.

     We also intend to make investments in complementary companies, products or technologies. In the event of any such investments or acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur debt, assume liabilities, incur amortization expenses related to purchases of intangible assets, or incur large and immediate write-offs.

     We are a party to lawsuits, which, if determined adversely to us, could require us to pay damages which could harm our business and financial condition.

     We and certain of our former officers and current and former members of our board of directors are subject to various lawsuits brought by classes of stockholders alleging, among other things, violations of federal and state securities laws breach of various fiduciary obligations. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor. Regardless of whether they are in our favor, these lawsuits are, and any future lawsuits to which we may become a party in the future will likely be, expensive and time consuming to defend or resolve. Any losses resulting from these claims could adversely affect our profitability and cash flow.

     Our quarterly results are inherently unpredictable and subject to substantial fluctuations and, as a result we may fail to meet the expectations of securities analysts, which could adversely affect the trading price of our common stock.

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

     We are dependent on sole source and limited source suppliers for several key components which may make us susceptible to supply shortages or price fluctuations.

     With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. We currently purchase several key components, including ASICs, from single or limited sources. For example, IBM is our ASIC supplier. We may not be able to develop an alternate or second source in a timely manner, which could hurt our ability to deliver product to customers. If we are unable to buy these components on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business.

     If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively impacted.

     Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to continue to implement improved systems and processes, our ability to manage our business and results of operations may be negatively impacted.

     We sell our products to customers that use those products to build networks and Internet infrastructure and if the Internet and Internet-based systems do not continue to grow then our business, operating results and financial condition will be adversely affected.

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

     Regulation of the telecommunications industry as well as the Internet and commerce over the Internet could harm our operating results and future prospects.

     The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on the Internet. We could be adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for Internet service providers. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating result and financial condition.

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

     The following table presents the hypothetical changes in fair value of the financial instruments held at September 30, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest			Fair Value	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			as of	Rate Increase of X BPS
				September
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	30, 2003	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$275,325	$273,793	$272,261	$270,729	$269,197	$267,666	$266,134
Corporate bonds and notes	481,800	479,183	476,567	473,950	471,333	468,716	466,099
Asset backed securities and other	298,350	297,921	297,491	297,061	296,631	296,201	295,772

Total	$1,055,475	$1,050,897	$1,046,319	$1,041,740	$1,037,161	$1,032,583	$1,028,005

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

     We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the re-measurement of certain assets and liabilities denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are not designated as hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At September 30,

2003, the notional and fair values of these contracts were not material. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are designated as cash flow hedges under SFAS 133. At September 30, 2003, the notional and fair values of these contracts were not material. We do not expect gains and losses on these contracts to have a material impact on our financial results.

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

     (b)  There have been no significant changes in our internal controls over the financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

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

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and an amended complaint was filed in July 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the amended complaint. In March 2003, the judge granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held on September 12, 2003. The judge has not yet ruled on the motion. There has been no discovery to date and no trial is scheduled. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. The plaintiffs lodged their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the Court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs’ third amended complaint is due December 16, 2003. There has been limited discovery to date and no trial is scheduled. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

Item 6. Exhibits and Report on Form 8-K

     (a)  List of Exhibits:

Exhibit Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc.

10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (this certification is furnished to the Securities and Exchange Commission pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934

     (b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 14th day of November 2003.

Juniper Networks, Inc.

By:	/s/ Marcel Gani

Marcel Gani
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc.

10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (this certification is furnished to the Securities and Exchange Commission pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934