Form 10-K
period 2003-12-31
JUNIPER NETWORKS INC
filed 2004-02-20
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2,678,909,000 as of the end of the Registrant’s second fiscal quarter, (based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2003).

As of February 13, 2004 there were 395,436,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be issued in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2003.

PART I

ITEM 1. Business

     Overview

     We design and sell products and services that together provide our customers with Internet Protocol (IP) network infrastructure solutions. Our solutions are incorporated into the global web of interconnected public and private networks across which a variety of media, including voice, video and data, travel to and from end users around the world. Our network infrastructure solutions enable service providers and other network-intensive businesses to support and deliver services and applications on a highly efficient and low cost integrated network. As a result, our customers, which include service providers, government organizations, cable operators, mobile operators, research and education institutions and network-intensive businesses, are able to convert networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased reliability and security to end users, both corporate and residential.

     At the close of our fiscal year ended December 31, 2003, we had generated annual revenues of $701.4 million. We employed 1,553 employees as of December 31, 2003 and have conducted business in approximately 70 countries.

     We were incorporated in California in 1996 and reincorporated in Delaware in 1997. Our corporate headquarters is located in Sunnyvale, California. Our website address is www.juniper.net.

     The Juniper Networks Strategy

     Our objective and strategy is to transform the business of networking by converting bandwidth, which is a commodity, into a dependable, secure and highly valuable corporate asset. Our technological leadership and problem solving abilities combined with our experience and fundamental understanding of the requirements of high performance IP network infrastructure will help us in meeting our objectives. Key elements of our strategy are described below.

     Maintain and Extend Technology Leadership. Our application-specific integrated circuit (ASIC) technology, software and network-optimized product architecture have been key elements to establishing our technology leadership. We believe that these elements can be leveraged into future products we are currently developing. We intend to maintain and extend our technological leadership in the network infrastructure market through continued investment to enhance the feature richness of our products and to develop future differentiated offerings for our customers.

     Leverage Early Lead as Supplier of Purpose-Built Network Infrastructure. From inception we have focused on designing and building IP network infrastructure for service providers and network intensive businesses and have integrated purpose-built technology into a network optimized architecture that specifically meets our customers’ needs. We believe that many of these customers will deploy network infrastructure equipment from only a few vendors. The purpose-built advantages of our products provide us with a time-to-market lead, which is a critical advantage in gaining rapid penetration as one of these selected vendors. Once our products have been widely deployed in a customer’s network, we create a significant barrier to entry to potential competitors who do not currently offer commercially-viable next generation routing solutions.

     Be Strategic to Our Customers. In developing our solutions, we work very closely with customers to design and build a product specifically to meet their complex needs. Over time, we have expanded our understanding of the challenges facing these customers. That increased understanding has enabled us to subsequently design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployment to date. We plan to continue to work very closely with our customers to implement enhancements to current products as well as to design future products that specifically meet their evolving needs.

     Enable New IP-Based Services. Our platform enables network operators to build networks cost effectively and to offer new differentiated services for their customers more efficiently than conventional products. We believe that the delivery of IP-based services and applications, including web hosting, outsourced Internet and intranet services, outsourced enterprise applications and voice-over IP, will continue to grow and are cost-effectively enabled by our network infrastructure solutions.

     Establish and Develop Industry Partnerships. Our customers have diverse requirements, some of which our products satisfy. Our products are not intended to satisfy certain other requirements. Therefore we believe that it is important to build relationships with other industry leaders in a diverse set of networking technologies in order to fully support our customers’ requirements.

     Markets and Customers

     Our customers include network operators in and value added resellers that sell into the following markets:

Service Providers

     Supporting nearly every major service provider network in the world, our platforms are designed and built for the scale and dependability that service providers demand. Our IP infrastructure solutions benefit these customers by:

•	Reducing capital and operational costs by running multiple services over the same network using our high density, highly reliable platforms;

•	Promoting generation of additional revenue by enabling new services to be offered to new market segments based on our product capabilities; and

•	Providing increased asset longevity and higher return on investment as their networks can scale to multi-terabit rates based on the capabilities of our platforms.

Government Organizations

     Our solutions provide the security, dependability, and performance required by leading government agencies, including the United States Department of Defense, intelligence and civilian agencies. Juniper Networks helps government agencies transform their networking infrastructure by:

•	Delivering best-in-class network security without impacting performance or the ability to turn on additional services;

•	Providing highly dependable (reliable, available, and stable) products to ensure that government networks are operational and available;

•	Offering flexible and comprehensive service and support packages designed for federal customers; and

•	Working as a business partner for the long term with the optimal combination of flexibility, responsiveness, technical know-how and financial strength.

Cable Operators

     Our solutions can enable cable operators to migrate their business model and systems from a flat rate Internet access offering to delivery of rich, pay-per-use content. Our platforms enable cable operators to enhance profitability by:

•	Enabling cable providers to use a single, cost-effective network to generate additional revenue and profit in key markets;

•	Increasing customer satisfaction, while lowering costs, by enabling consumers to self-select automatically provisioned service packages that provide the quality, speed and pricing they desire; and

•	Enabling operators to profitably package high performance, two-way, high-speed services and network-based security solutions for telecommuters, small businesses and small offices.

Mobile Operators

     We play a leadership role as the mobile industry transforms into a business environment in which many interactive voice and data services are supported over a single, cost-efficient infrastructure. Mobile providers are improving existing business models with our solutions by:

•	Achieving a lower cost of ownership and better operational scale in their networks;

•	Facilitating a cost effective migration path from traditional networks to a single IP network;

•	Reducing implementation costs and timelines through our partnerships with leading system integrators, which deliver integrated total solutions, with full service and support; and

•	Creating and delivering new offerings and enhancing the revenue potential of existing services.

Research and Education Institutions

     Research and education (R&E) networks push the envelope in networking and applications, continually demanding the most advanced products and technologies while simultaneously helping shape their development. These networks help academic researchers and educators transform their vision into reality with scientific and educational advancements using applications such as telemedicine, 3D visualization and simulation, grid computing, and collaborative videoconferencing. Our products are deployed in R&E institutions and networks worldwide and further those institutions goals by providing:

•	High performance, reliable platforms for leading-edge scientific and educational applications; and

•	Advanced capabilities including IPv6, multicast, and packet filtering while maintaining high performance.

Network-Intensive Businesses

     Our solutions are designed to meet the reliability and scalability demanded by the world’s largest and most advanced networks. For this reason, information intensive enterprises that rely on their networks for the essence of their business are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications while:

•	Reducing costs through operational efficiencies in implementing and managing the network;

•	Driving down capital expenses with sophisticated network intelligence that is robust, secure and scalable; and

•	Providing enterprises with the control necessary to deliver an assured user experience to their customers and internal clients.

     Fundamental Requirements for High Performance, Low Cost Integrated Networks

     As they work to support dramatic growth in IP traffic and seek to offer new revenue generating or mission-critical services, service providers, government organizations, cable operators, mobile operators and network-intensive businesses require network infrastructure equipment that is not only feature rich but also delivers high reliability and performance. Feature richness, high reliability, high performance, security, scalability, interoperability, and cost effectiveness are each fundamental requirements in meeting the needs associated with the growth in IP traffic and the efficient delivery of value-added services to end users.

     Feature Richness. The importance of increasing revenue streams and decreasing capital and operational costs for our customers is a significant priority in the industry. Customers want to sell more revenue generating services with better cost efficiencies, which is ultimately a function of the features and capabilities that can be provided on each of the network elements. Most of the feature richness evolves in software and as the networks advance, more and more features are required to sell new services as well as to lower the ongoing costs of operating the network. Next generation routers therefore need to have flexibility to add new capabilities frequently without compromising the performance of the system, which gets increasingly difficult as the network demands increase.

     High Reliability. As businesses and consumers increasingly rely on IP networks for mission-critical applications, high network reliability is essential. As a result, those businesses and consumers expect service providers to deliver a high degree of reliability in their networks.

     High Performance Without Compromising Intelligence. To handle the rapid growth in IP traffic, today’s network operators increasingly require network infrastructure that can operate at higher speeds, while still delivering real-time services such as security and quality-of-service features. The processing of data packets at these high speeds requires sophisticated forwarding technology to inspect each packet and assign it to a destination based on priority, data type and other considerations. Since a large number of IP packets, many of which perform critical administrative functions, are small in size, high performance IP routers need to achieve their specified transmission speeds even for small packet sizes. Since smaller packets increase packet processing demands, routing large numbers of smaller packets tends to be more resource intensive than routing of larger packets. A wire speed router, which achieves its specified transmission rate for any type of traffic passing through it, can accomplish this task. Thus, provisioning of mission-critical services increasingly requires the high performance enabled by wire speed processing.

     High Performance Under Stressful Conditions. In a large and complex network, individual components inevitably fail. However, the failure of an individual device or link must not compromise the network as a whole. In a typical network, when a failure occurs, the network loses some degree of capacity and, in turn, a greater load falls on the remaining network routers, which must provide alternate routes. IP infrastructure must quickly adjust to the new state of the network to maintain packet forwarding rates and avoid dropping significant numbers of packets when active routes are lost or when large numbers of routes change. Routing protocols are used to accomplish this convergence, a process that places even greater stress on the router. Given the complexity of IP network infrastructure, the convergence process is far more complex and places a far greater load on the routing software, thereby requiring a much more sophisticated device.

     Security. There are more and more issues everyday regarding network security ranging from simple denial of service attacks to sophisticated, pervasive and malicious intrusions. The challenge of security is increasing in awareness within all of our customers and we are continually improving and evolving the security capabilities on product solutions. It is extremely important to provide comprehensive network-based security services that are fully integrated, free of performance trade-offs and scaled to any customer or market.

     Scalability. Due to the rapid growth in IP traffic, service providers must continuously expand their networks, both in terms of increased numbers of access points of presence (PoPs), and also greater capacity per PoP. To facilitate this expansion process, network infrastructure equipment must be highly scalable. Next generation routers therefore need to be flexible and configurable to function within constantly changing networks while incurring minimal downtime.

     Interoperability. In order to gain acceptance in IP networks, new products must be compatible with the existing network environment. Given the open and inter-connected nature of the public network infrastructure, service providers, government organizations, cable operators, mobile operators and network-intensive businesses must control and police traffic on their networks. As a result, the operating system in each router must offer 100% compatibility with the interior protocols and standards used within each network. The compatibility level must be maintained despite changes to equipment configuration and network architecture and upgrades to the various protocol standards. Thus, the operating system must be flexible to support any necessary revisions. This level of compatibility, in turn, cannot impact the performance, scalability or reliability of the equipment. Attaining this sophisticated level of interoperability is highly challenging and requires significant testing to ensure compatibility.

     High Return on Investment in Network Infrastructure. Continued growth in IP traffic, price competition in the telecommunications market and increasing pressure for network operators to attain higher returns on their network infrastructure investments all contribute to our customers’ desire for solutions that significantly reduce the capital expenditures required to build and operate their networks. In addition to the basic cost of equipment, network operators incur substantial ancillary costs for the space required to deploy the equipment, power consumed and ongoing operation and maintenance of the equipment. Network operators therefore want to deploy dense and varied equipment configurations in limited amounts of rack and floor space. Therefore, in order to continue to scale their networks toward higher data speeds in a cost effective manner, network operators need the ability to mix and match easily many different speed connections at appropriate densities, without significantly increasing the consumption of space or power and driving costs higher.

     These requirements define a clear need for IP infrastructure solutions that can support high speeds and offer new IP-based services. At the same time, network operators are eagerly seeking new solutions that increase the level of scalability and reliability within their networks and reduce the cost of their architectures.

     Juniper Networks Technology and Products

     Early in the Company’s history, we developed, marketed and sold the first commercially available purpose-built IP backbone router optimized for the specific high performance needs of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created. Our products are designed to address the needs at the core and the edge of the network as well as for wireless and cable access by combining high-performance packet forwarding technology and rich software into a network-optimized solution.

     Today, as then, our technology is built upon our router architecture, ASIC and software expertise. Our products offer a full suite of scalable, tested routing protocols, which are used to control and direct network traffic, and are critical to a network routing solution. This control is made more important by the fact that the size and complexity of IP networks are increasing at a time when service providers are looking to differentiate themselves through value-added service offerings.

     General Product Architecture

     We believe that an overview of the physical nature of our products is helpful in understanding the operation of our business.

     Although specific designs vary among our product families, our platforms are essentially modular, with the chassis serving as the base of the platform. The chassis contains components that enable and support many of the fundamental functions of the router, such as power supplies, cooling fans, and components that run our JUNOS or JUNOSe operating system, perform high-speed packet forwarding, or keep track of the structure of the network and instruct the packet forwarding components where to send packets. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces.

     The modules are the components through which the router receives incoming packets of data from the network over a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. In some cases, modules do not contain ports or physically receive packets from the network, but rather enhance the overall functionality of the router. We refer to these components as service modules.

     Product Families

     M-Series and T-Series: Our M-series platforms are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, and in other applications. The M-series product family includes the M5, M7i, M10, M10i, M20, M40e, M160 and M320 platforms. Our T-series platforms, T320 and T640, are primarily designed for core IP infrastructures. The M-series and T-series products leverage our ASIC technology and the same JUNOS operating system to ensure continuous and predictable service delivery, while reducing capital and operational costs.

     E-Series: Our E-series products are a full featured platform with support for carrier-class routing, broadband subscriber management services and a comprehensive set of IP services. The E-series family includes the ERX-310, ERX-705, ERX-710, ERX-1410, and ERX-1440 platforms. Leveraging our JUNOSe operating system, the E-Series service delivery architecture enables service providers to easily deploy innovative revenue generating services to their customers and avoid the costly and limiting piecemeal outcomes that result from equipment that delivers inconsistent edge services. All E-Series platforms offer a full suite of routing protocols and provide scalable capacity for tens of thousands of users.

     J-20: Our J-20 product, developed together with Ericsson A.B., provides a scalable solution for wireless networks and supports wireless operators in their evolution from voice-centric networks to the new multimedia-rich networks.

     Sales, Marketing and Distribution Structure

     As of December 31, 2003, the Company employed a staff of 434 employees in our worldwide sales and marketing organizations. These sales employees operate within their respective regions and generally either engage customers directly or manage customer opportunities through our strategic distribution relationships and value-added resellers. Information concerning our revenues by significant customers and by geographic region can be found in Note 2 and Note 12 to the Consolidated Financial Statements included within this Annual Report on Form 10-K.

     Direct Sales Structure

     Our direct sales organization is organized according to theater and within each theater according to the particular needs in that market. For example, currently the Americas sales theater is organized into three geographic areas and two vertical markets. In addition, within the US geographic areas, the major incumbent carriers are assigned dedicated account teams that operate separately from the territory teams. The Asia-Pacific sales theater is organized into four geographic areas, while the EMEA sales theater is organized into six major account teams, and geographic teams covering all activity outside of the major accounts.

     Our direct relationships with our customers are generally governed either by customer purchase orders and our acknowledgement of those orders or by purchase contracts. In instances where we have contracts with our customer, those contracts set forth only general terms of sale and do not require customers to purchase specified quantities of our products.

     Global Channel System

     In our sales and marketing efforts, we also employ a global network of strategic distribution relationships as well as theater or country-specific value added resellers. Within each theater, in addition to our direct sales force, we employ sales professionals to assist with the management of our various channel partners.

     We have strategic distribution relationships with Ericsson A.B., Lucent Technologies and Siemens A.G. We believe that each of these companies have significant customer relationships in place and offer products that complement our product offerings. Our arrangements with each of these partners allow them to distribute our products on a worldwide, non-exclusive basis, provide for discounts based upon the volume of products sold and specify other general terms of sale. The agreements do not require these partners to purchase specified quantities of our products. Each of Ericsson and Siemens accounted for greater than 10% of our total revenues in 2003.

     In addition to these strategic distribution relationships, the Company maintains relationships with value-added resellers in various theaters. These resellers tend to be focused on particular theaters or particular countries within theaters. These resellers have expertise in deploying complex network infrastructure in their respective markets. Our agreements with these resellers are non-exclusive, generally limited by theater, and provide volume-based discounts and other ordinary terms of sale. These agreements do not require resellers to purchase specified quantities of our products.

     Customer Service and Support

     We believe that a broad range of support services is essential to the successful deployment and ongoing support of our products and we have hired support engineers with proven network experience to provide those services. In most cases, our customer service and support organization provides front line product support and is the problem resolution interface to our partners and direct end users. We offer the following services: 24x7x365 technical assistance, hardware repair and replacement, professional services and educational services. We deliver these services directly to major end users and also utilize a multi-tiered support model, leveraging the capabilities of our partners and third party organizations. We also train our partners in the delivery of education and support services.

     As of December 31, 2003, we employed 190 people in our worldwide customer service and support organization.

     Research and Development

     We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, routing protocols and embedded software. These individuals have been drawn from leading computer data networking and telecommunications companies. In addition to building complex hardware and software systems, the engineering team has experience in delivering highly integrated ASICs and scalable technology.

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our product and service offerings. We are leveraging our ASIC technology, developing additional network interfaces targeted to our customer applications and continuing to develop next generation technology to support the anticipated growth in IP network requirements. We continue to expand the functionality of our products to improve performance and scalability, and to provide an enhanced user interface.

     Our research and development process is driven by the availability of new technology, market demand and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. This process involves all functional groups and all levels within the Company. Following an assessment of market demand, our research and development team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market.

     As of December 31, 2003, we employed 669 people in our worldwide research and development organization.

     Our research and development expenses totaled $176.1 million, $161.9 million and $155.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Manufacturing

     Our manufacturing operation is outsourced. We currently have manufacturing relationships with Celestica and Plexus, under which we have subcontracted our manufacturing activity. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. We design, specify and monitor all of the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

•	we conserve the working capital that would be required for funding inventory;

•	we can adjust manufacturing volumes quickly to meet changes in demand;

•	we can quickly deliver products to customers with turnkey manufacturing and drop shipment capabilities;

•	we gain economies of scale because, by purchasing large quantities of common components, our contract manufacturers obtain more favorable pricing than we could buying components alone; and

•	we operate without dedicating significant space to manufacturing operations.

     Our contract manufacturers manufacture our products based on rolling forecasts from us about our product needs. Each of the contract manufacturers procure components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped directly to our customers. The Company is not the owner of any of the components and our customers generally take title to our products upon shipment from the contract manufacturers. In certain circumstances, we may be liable to our contract manufacturers for carrying and obsolete material charges for excess components purchased based on our forecasts.

     Although we have contracts with our contract manufacturers, those contracts merely set forth a framework within which the contract manufacturer may accept purchase orders from us. The contracts do not require them to accept purchase orders from us or to manufacture our products, on a long-term basis.

     Our ASICs are manufactured by IBM who is responsible for all aspects of the production of the ASICs using our proprietary designs.

     Competition

     Competition in the network infrastructure market is intense. Cisco Systems, Inc. (“Cisco”) has historically dominated the market, with other companies such as Nortel Networks and Alcatel S.A. providing products to a smaller segment of the market. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address.

     Cisco traditionally has been the dominant supplier of solutions to our markets. We believe this is the result of its early leadership position in the enterprise router market. As both large public and private networks and traffic over the Internet has grown rapidly, Cisco has leveraged this position and has developed a broad product line of routers that support all major local area and wide area interfaces. We believe that our ability to compete with Cisco depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers and are extremely compatible with Cisco’s current and future products. Although we believe that we are currently among the top providers of IP infrastructure solutions worldwide, we cannot assure you that we will be able to compete successfully with Cisco, currently the leading provider in this market.

     We expect that, over time, large companies with significant resources, technical expertise, market experience, customer relationships and broad product lines, such as Nortel and Alcatel, will introduce new products which are designed to compete more effectively in this market. As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have. Although we believe that our technology and the purpose-built features of our products make them unique and will enable us to compete effectively with these companies, we cannot assure you that we will be successful.

     Many of our current and potential competitors, such as Cisco, Nortel and Alcatel, have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage customers from purchasing our products. Also, many of our current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. Increased competition could result in price reduction, fewer customer orders, reduced gross margins and loss of market share, any of which could seriously harm our operating results.

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

     Several companies also provide solutions that can substitute for some uses of routers. For example, high bandwidth Asynchronous Transfer Mode (“ATM”) switches are used in the core of certain major backbone service providers. ATM switches can carry a variety of traffic types, including voice, video and data, using fixed, 53 byte cells. Companies that use ATM switches are enhancing their products with new software technologies such as Multi-Protocol Label Switching (“MPLS”), which can potentially simplify the task of mixing routers and switches in the same network. These substitutes can reduce the need for large numbers of routers.

     Intellectual Property

     Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our engineering teams have significant expertise in ASIC design and we own all rights to the design of the ASICs, which form the core of many of our products. Our software was developed internally and is protected by United States and other copyright laws. We currently have 30 issued U.S. patents expiring between 2016 and 2021.

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

     Employees

     As of December 31, 2003, we had 1,553 full-time employees, 260 of whom were in finance, administration, IT and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

     Available Information

     We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

     You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.juniper.net, by contacting the Investor Relations Department at our corporate offices by calling (888) 586-4737 or by sending an e-mail message to investor-relations@juniper.net.

ITEM 2. Properties

     Our corporate headquarters is located in Sunnyvale, California and consists of three buildings totaling approximately 424,825 square feet. Each building is on an individual lease, and provides various option, expansion and extension provisions. The Building #1 (144,315 square feet) lease expires on June 30, 2012, the Building #2 (122,435 square feet) lease expires on February 14, 2013 and the Building #3 (158,075 square feet) lease expires on May 31, 2014. We also own approximately 80 acres of land adjacent to our leased corporate headquarters location.

     Additionally, we lease an approximately 225,000 square foot facility in Westford, Massachusetts under two leases. The leases expire in the first quarter of 2011. We also lease various offices throughout the United States, Canada, South America, Europe, the Middle East and the Asia Pacific region. Larger offices are located in Virginia, Colorado, Canada, the United Kingdom, France, The Netherlands, Hong Kong, China, Korea, Japan and Australia. Our current offices are in good condition and appropriately support our business needs.

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

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. The plaintiffs lodged their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the Court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs’ third amended complaint is due February 24, 2004. There has been limited discovery to date and no trial is scheduled. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain products infringe four Toshiba patents, and seeking an injunction and unspecified damages. The Company believes that it has meritorious defenses to the claims and intends to defend the suit vigorously.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding our executive officers as of December 31, 2003.

NAME	AGE	POSITION

Scott Kriens	46	President, Chief Executive Officer and Chairman of the Board
Pradeep Sindhu	51	Chief Technical Officer and Vice Chairman of the Board
James A. Dolce Jr.	41	Executive Vice President, Field Operations
Marcel Gani	51	Executive Vice President, Chief Financial Officer
Ashok Krishnamurthi	38	Vice President and General Manager, Engineering

     SCOTT KRIENS has served as President, Chief Executive Officer and Chairman of the board of directors of Juniper Networks since October 1996. From April 1986 to January 1996, Mr. Kriens served as Vice President of Sales and Vice President of Operations at StrataCom, Inc., a telecommunications equipment company, which he co-founded in 1986. Mr. Kriens received a B.A. in Economics from California State University, Hayward. Mr. Kriens also serves on the board of directors of Equinix, Inc. and Verisign, Inc.

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

     JAMES A. DOLCE, JR. joined Juniper Networks as Executive Vice President Field Operations in July 2002 as part of our acquisition of Unisphere Networks, Inc. He served as Chief Executive Officer and a director of Unisphere from July 2000 until July 2002. From January 2000 to July 2000, Mr. Dolce served as President of Unisphere. From April 1999 to January 2000, Mr. Dolce served as Vice President of the Data Products Group of Unisphere. From September 1997 to April 1999, he served as President of Redstone Communications, which he co-founded. From May 1996 to July 1997, Mr. Dolce served as Vice President and General Manager of the Remote Access Business Unit of Cascade Communications, a provider of wide area network switches.

     MARCEL GANI joined Juniper Networks as Chief Financial Officer in February 1997 and became Executive Vice President and Chief Financial Officer in July 2002. From January 1996 to January 1997, Mr. Gani served as Vice President and Chief Financial Officer of NVIDIA Corporation, a 3D graphic processor company. Mr. Gani also held the positions of Vice President and Chief Financial Officer at Grand Junction Networks, a data networking company acquired by Cisco Systems, Inc., from March 1995 to January 1996, and at Primary Access Corporation, a data networking company acquired by 3Com Corporation, from March 1993 to March 1995. Mr. Gani holds an M.B.A. from the University of Michigan. Mr. Gani also serves on the board of directors of the Chalone Wine Group.

     ASHOK KRISHNAMURTHI joined Juniper Networks in 1996 and has served as Executive Vice President, Engineering since September 2003. Mr. Krishnamurthi served as Director of Engineering from May 1999 to June 2000, as Vice President, Hardware Engineering from June 2000 to January 2002, and as Vice President, Engineering from January 2002 to September 2003. Mr. Krishnamurthi holds a B.E. from the Manipal Institute of Technology and a M.S. from Syracuse University.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock has been quoted on the NASDAQ National Market under the symbol “JNPR” since June 25, 1999. Prior to that time, there was no public market for the common stock. All stock information has been adjusted to reflect the three-for-one split, effected in the form of a stock dividend to each stockholder of record as of December 31, 1999 and a two-for-one split, effected in the form of a stock dividend to each stockholder of record as of May 15, 2000. Juniper Networks has never paid cash dividends on its common stock and has no present plans to do so. There were approximately 1,520 stockholders of record at January 31, 2004. The following table sets forth the high and low closing bid prices as reported on NASDAQ:

	High	Low

2002
First quarter	$21.99	$9.32
Second quarter	$13.23	$5.13
Third quarter	$9.21	$4.58
Fourth quarter	$9.85	$4.43
2003
First quarter	$9.69	$7.36
Second quarter	$14.45	$8.16
Third quarter	$18.00	$12.63
Fourth quarter	$19.01	$15.17

ITEM 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto in Item 8 “Financial Statements and Supplementary Data.”

     The information presented below reflects the impact of several accounting pronouncements, which makes a direct comparison between 2003, 2002 and 2001 difficult. For example, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” we have only included revenue, cost of revenues and operating expenses from Unisphere Networks, Inc., which was acquired in July 2002, for the second half of 2002. The results for 2003 include a full year of results for the combined companies. Also, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing goodwill at the beginning of 2002. Furthermore, we issued and redeemed material amounts of debt securities and we issued material amounts of equity securities in connection with business combination transactions during the periods presented below. For a complete description of matters affecting the results in the tables below, see Note 4 “Long-Term Debt,” Note 5 “Acquisitions” and Note 6 “Goodwill and Purchased Intangible Assets” of Notes to the Consolidated Financial Statements in Item 8.

Consolidated Statement of Operations Data (in thousands, except per share amounts)

	Year Ended December 31,

	2003(1)	2002(2)	2001(3)	2000	1999

Net revenues	$701,393	$546,547	$887,022	$673,501	$102,606
Gross margin	$444,044	$316,439	$514,251	$435,947	$57,334
Operating income (loss)	$57,011	$(127,037)	$40,863	$194,089	$(14,620)
Net income (loss)	$39,199	$(119,650)	$(13,417)	$147,916	$(9,034)
Net income (loss) per share
Basic	$0.10	$(0.34)	$(0.04)	$0.49	$(0.05)
Diluted	$0.10	$(0.34)	$(0.04)	$0.43	$(0.05)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Shares used in computing net income (loss) per share:
Basic	382,180	350,695	319,378	304,381	189,322
Diluted	403,072	350,695	319,378	347,858	189,322

(1)	Includes the following pre-tax items: restructuring charges of $14.0 million and gains on the sale of investments of $8.7 million.
(2)	Includes the following pre-tax items: restructuring charges of $20.2 million, in-process research and development charges of $83.5 million, integration charges of $2.5 million, gains on the retirement of convertible subordinated notes of $62.9 million and an investment write-down charge of $50.5 million.
(3)	Includes the following pre-tax items: restructuring charges of $12.3 million, in-process research and development charges of $4.2 million, goodwill amortization of $46.6 million and an investment write-down charge of $53.6 million.

Consolidated Balance Sheet Data (in thousands)

	As of December 31,

	2003	2002	2001	2000	1999

Cash, cash equivalents and short-term investments	$581,512	$578,471	$989,642	$1,144,743	$345,958
Working capital	$399,996	$438,905	$883,829	$1,132,139	$322,170
Total assets	$2,411,097	$2,614,669	$2,389,588	$2,103,129	$513,378
Total long-term liabilities	$557,841	$942,114	$1,150,000	$1,156,719	$—
Total stockholders’ equity	$1,562,443	$1,430,531	$997,369	$730,002	$457,715

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ’expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ’believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-Q, each as it may be amended from time to time. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

     The following discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to sales returns, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Overview of the Business

     Juniper Networks, Inc. (“Juniper Networks” or “we”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today, we are a leading provider of network infrastructure solutions that transform the business of networking. Our products enable customers to improve their business models by providing more differentiation and value to end users as well as increased reliability and security, thereby making the network a more valuable asset. We sell and market our products through our direct sales organization and value-added resellers.

     Overview of the Results of Operations

     To aid in understanding our operating results for the years ended December 31, 2003, 2002 and 2001, we believe an overview of the significant events that occurred during those years and a discussion of the nature of the expenses is helpful.

     Significant Events

     As a result of an economic slowdown beginning in 2001 and going into 2003, many telecommunication service providers cut back capital expenditure and discretionary spending budgets. These cut backs contributed to the decrease in our revenues beginning in late 2001 and through 2002.

     To help combat the financial impact of the reduction in revenue, we undertook a series of initiatives. The first initiative was a restructuring in 2001 to better align our operations with the then current market and service provider industry conditions. This restructuring initiative included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions.

     In July 2002, we completed our acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation, which is a subsidiary of Siemens A.G. (“Siemens”). Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. The acquisition enabled us to expand our customer base and add a complementary product to our existing product line without any need to reorganize or modify our existing organizational or cost structure. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” we have included in our results of operations for 2002 the results of Unisphere from July 1, 2002. The Unisphere acquisition impacted revenue, cost of revenues and all operating expenses for the second half of 2002. The results for 2003 include a full year of results of the combined companies.

     In connection with the acquisition of Unisphere, we initiated plans to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions.

     In 2003, we announced that we were no longer developing our G-series CMTS products and recorded a one-time charge that was comprised of workforce reduction costs, non-inventory asset impairment, the costs associated with vacating facilities and terminating contracts and other related costs. We expect this action to facilitate the focus on core competencies and reduce cost structure.

     During the second calendar quarter of 2003, we issued $400.0 million of Zero Coupon Convertible Senior Notes due June 15, 2008. Also during 2003, we paid $792.0 million to retire a portion of the 4.75% Convertible Subordinated Notes due March 15, 2007. These transactions had an effect on our cash, cash equivalents, investments, interest income and interest expense.

     Nature of Expenses

     Most of our manufacturing, repair and supply chain management operations are outsourced to independent contract manufacturers; accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers. The independent contract manufacturers manufacture our products using quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities in Neenah, Wisconsin and Toronto, Canada. Generally, our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility.

     We realized savings in carrying and obsolete material charges from 2001 to 2002 and through 2003. The contract manufacturers procure components based on our build forecasts and if actual component usage is significantly lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges. During 2001, there was a large expense related to carrying and obsolete material due to the change in the global economy and the sudden decrease in product revenues. During the first half of 2002, the global economy continued to have an adverse effect on our revenues; however, it began to improve during the second half. In addition, as part of the Unisphere acquisition, we consolidated our outsourced contract manufacturing operations from three to two, and incurred additional carrying and obsolete material charges. Carrying and obsolete charges decreased during 2003 as the global economy and our product revenue continued to improve.

     The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, vacation, benefits and travel. In addition, the facility and information technology departmental costs are allocated to other departments based on headcount. Following are descriptions of the unique expense items in each operating expense class.

     We expense our research and development costs as they are incurred. Research and development expenses include the costs of developing our products from components to prototypes to finished products, outside services for such services as certifications of new products, equipment used for testing and patent related costs. Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses.

     Sales and marketing expenses include costs for promoting our products and services, demonstration equipment and advertisements. These costs can vary quarter-to-quarter depending on revenues, product launches and marketing initiatives.

     In addition to employee related expenses, general and administrative expenses include professional fees, bad debt provisions and other corporate expenses. Professional fees include legal, audit, tax, accounting and corporate strategic services.

     Critical Accounting Policies

     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts general and administrative expenses;

•	the valuation of exposures associated with the contract manufacturing operations and estimating future warranty costs, both of which impact cost of product revenues and gross margins; and

•	the provision of income taxes, which would impact our income tax expense.

     We have other important accounting policies and practices. However, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. We base our estimates on our historical experience and also on assumptions that we believe are standard and reasonable. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates.

     Revenue Recognition

     We recognize product revenue when persuasive

evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless we have future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, we recognize product revenue upon shipment to our customers, including resellers, as it is our policy to ensure an end user has been identified prior to shipment. Service revenue is recognized as the services are completed or ratably over the service period.

     Beginning July 1, 2003, we recognized revenue on arrangements where products and services were bundled in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” In applying the concepts of EITF 00-21, we must determine whether the deliverables are separable into multiple units of accounting. We allocate the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. The application of EITF 00-21 includes judgments whether the delivered item has value to the customer on a standalone basis and whether we have established objective and reliable evidence of fair value for the undelivered items. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values. In addition, our ability to recognize revenue in the future will be impacted by conditions imposed by our customers and by our assessment of collectibility. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is not reasonably assured, revenue is deferred until the payment is collected.

     The amount of product revenue recognized in a given period is also impacted by our judgments made in establishing our reserve for potential future product returns. Although our arrangements do not include any contractual rights of return, and our general policy is that we do not accept returns, under unique circumstances we have and may in the future accept product returns from our customers. Therefore, we do provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. In addition, we get input from our sales and support organizations on potential product returns relating to specific customer issues. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.

     Allowance for Doubtful Accounts

     We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. Our reserves historically have been adequate to cover our actual credit losses. If actual credit losses were to be significantly greater than the reserves we have established, our general and administrative expenses would increase. Conversely, if actual credit losses were to be significantly less than our reserves, our general and administrative expenses would decrease.

     Contract Manufacturer Exposures

     We outsource most of our manufacturing, repair and supply chain management operations to our independent contract manufacturers. Accordingly, a significant portion of the cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture products based on our build forecasts. These forecasts are based on our estimates of future demand for our products. These estimates are based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we have contractual liabilities and exposures with the independent contract manufacturers, such as carrying costs and obsolete material exposures, that would have an adverse impact on our gross margins and profitability. Demand for our products and component usage are largely affected by factors that are outside of our control.

     Warranty Reserves

     We generally offer a one-year warranty on all of our hardware products as well as a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts, labor and 24-hour service center support. On occasion, the specific terms and conditions of those warranties vary. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product sales the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, our estimates of anticipated rates of warranty claims and costs per claim. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

     Provision for Income Taxes

     Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, “Accounting for Income Taxes,” and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets has been established to reflect uncertainty regarding future realization of these assets, in part, due to the potential impact of future stock option deductions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

     Results of Operations

     Net Revenues

     The following table shows product and service net revenues in absolute dollars and as a percentage of total net revenues for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,

	2003		2002		2001

Net revenues:
Product	$602,455	86%	$467,651	86%	$830,899	94%
Service	98,938	14%	78,896	14%	56,123	6%

Total net revenues	$701,393	100%	$546,547	100%	$887,022	100%

     Our net revenues for each of the last three years have primarily changed as a result of the changes in the global economy, which caused fluctuations in our customers’ capital expenditure budgets. Beginning in mid-2001, the overall global economy deteriorated and most of our customers reduced their capital expenditure budgets. We began to see these factors improve in 2003, as was evidenced by the change in chassis revenue units and ports shipped, as summarized in the table below.

	2003	2002	2001

Chassis revenue units	4,785	3,517	4,519
Ports shipped	73,471	54,897	54,894

     Our platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module.

     Chassis revenue units represent the number of chassis on which revenue was recognized during the period. Chassis revenue units and ports shipped are tracked to analyze customer trends and are used as indicators for potential network growth.

     The increase in product net revenues in 2003 compared to 2002 was due primarily to an increase in the demand for our products resulting from our customers expanding their networks for new applications and users, partially offset by a shift in product mix to less expensive products. We did not experience any unusual pricing pressure in 2003 compared to 2002. The decrease in product net revenues in 2002 compared to 2001 was due primarily to a decrease in the demand for our products that resulted from the generally unfavorable economic conditions throughout 2002 and a shift in product mix to less expensive products.

     Service net revenues increased each of the last two years as a result of a larger installed base of customers and products. A majority of service revenue is from customers who previously purchased our products and enter into a service contract. In addition to service contracts, service revenue is generated from providing professional and educational services. Service contracts are typically for one-year renewable periods and revenue is recognized ratably over the service period.

     Two customers individually accounted for 15% and 13% of total net revenues in 2003. For 2002, one customer accounted for 17% of net product revenues, compared to 2001, where one customer accounted for 14%, a second customer accounted for 13% and a third customer accounted for 11% of net product revenues. Management began including service revenue in its calculation of significant customers in the second half of 2002.

     The following table shows net revenue by geographic region (in thousands):

	Year Ended December 31,

	2003		2002		2001

Americas	$296,151	42%	$300,022	55%	$613,819	69%
Europe, Middle East and Africa	186,436	27%	131,139	24%	171,639	19%
Asia Pacific	218,806	31%	115,386	21%	101,564	12%

Total	$701,393		$546,547		$887,022

     We experienced a shift in net revenues as a percentage of total net revenues from the Americas region to Europe and Asia during the last two years as the capital spending market in the United States declined at a greater rate than the international market. We expect the split among the Americas and international regions to remain relatively consistent during 2004.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,

	2003	GM%	2002	GM%	2001	GM%

Cost of revenues:
Product	$200,621	67%	$179,721	62%	$318,968	62%
Service	56,728	43%	50,387	36%	53,803	4%

Total cost of revenues	$257,349	63%	$230,108	58%	$372,771	58%

     The increase in product gross margins from 2002 to 2003 was primarily due to savings in outsourced manufacturing costs as a result of improved efficiencies and cost cutting initiatives at our contract manufacturers. The increase in product gross margins was also due to a 62% decrease in carrying and obsolete material charges from 2002 to 2003. In addition, 2002 included a one-time charge of $5.1 million related to the Unisphere acquisition for backlog orders and an inventory write-up adjustment.

     Product gross margins were flat at 62% for 2002 and 2001 as a result of operational costs being cut as the demand for our products decreased. The decrease in absolute dollars for cost of product revenue from 2001 to 2002 was directly related to the decrease in product revenue, which was primarily a result of unfavorable economic conditions many customers experienced throughout 2002, as well as to a 37% decrease in carrying and obsolete material charges.

     Service gross margins increased from 2002 to 2003 as a result of the 25% increase in service revenue as compared to only a 13% increase in cost of service revenues. We were able to grow service revenue at a faster rate than cost of service revenues due to improved efficiencies and economies of scale that were a direct result of a larger install base, and thus a more leveraged service organization. This increased leverage is evidenced by the fact that total employee related expenses decreased as a percentage of service revenue from 29% for 2002 to 27% for 2003, however, in absolute dollars employee related expenses increased slightly. In addition, in absolute dollars, the costs associated with spare parts increased by 39% year over year.

     Service gross margins increased from 2001 to 2002 primarily due to a larger installed base of customers and products combined with realized savings in our service organization for personnel and other related costs associated with our restructuring activities.

     Research and Development, Sales and Marketing and General and Administrative Expenses

     The following table shows research and development, sales and marketing and general and administrative expenses in absolute dollars and as a percentage of total net revenues for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,

	2003		2002		2001

Research and development	$176,104	25%	$161,891	30%	$155,530	18%
Sales and marketing	$145,784	21%	$126,803	23%	$140,407	16%
General and administrative	$28,462	4%	$34,263	6%	$37,554	4%

     Research and development expenses increased $14.2 million in 2003 compared to 2002, but decreased as a percent of total net revenues. The increase in absolute dollars was primarily due to a 16% increase in employee related expenses as a result of a full year of operations after the acquisition of Unisphere. In addition, we stopped paying bonuses in 2002 as part of our overall corporate cost cutting initiatives; however, we started to accrue employee bonuses in the second half of 2003 as our financial results improved. Offsetting the increase in employee related expenses was a 35% decrease in consulting and contractor services due to our overall corporate cost cutting initiatives and a 28% decrease in prototype expenses. Prototype expenses are closely tied to product launches because of the testing and certification needed before a product can be offered to the public, and the amounts can vary depending on the product being developed.

     Research and development expenses increased $6.4 million and as a percent of total net revenues in 2002 compared to 2001. The increases were primarily a result of a 50% increase in headcount related expenses, a 48% increase in the use of consulting and contractor services, partially offset by 63% savings in prototype equipment. Headcount related expenses and consulting and contractor services increased primarily due to the Unisphere acquisition. Prototype equipment expenses were higher during 2001 because we were preparing for the release of our high-end T series products, as well as certain M-series and J-series products, and developing and testing a new family of application specific integrated circuits (ASICs).

     We expect to continue to devote resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel.

     Sales and marketing expenses increased $19.0 million in 2003 compared to 2002, but decreased as a percent of total net revenues. The majority of the increase in absolute dollars was a 32% increase in employee related expenses in the sales organization as a result of additional headcount and commissions, resulting from the increase in revenue. In addition, customer facing expenses such as marketing events and customer programs increased 40%. Offsetting the increases was a decrease of 41% for demonstration equipment, which is expensed immediately and is closely tied to product launches. To date, we have not incurred significant advertising expenses.

     Sales and marketing expenses decreased $13.6 million in 2002 compared to 2001, but increased as a percent of net revenues. The decrease in absolute dollars was a result of a 63% decrease in costs related to employee and partner events, a 23% reduction in the use of demonstration equipment, and consolidation of excess facilities, all of which are attributable to our cost cutting initiatives.

     We intend to continue to focus and expand our sales and marketing efforts across all the geographies and markets we serve in order to increase market awareness of our products and to better support our existing customers worldwide. We believe that continued investment in sales and marketing is critical to our success.

     General and administrative expenses decreased $5.8 million and as a percent of total net revenues in 2003 compared to 2002. The majority of the decrease was due to a 91% reduction in bad debt expense in 2003 compared to 2002. This reduction was a result of greater than expected collection efforts and the absence of any significant customer bankruptcies. The decrease in bad debt expense was partially offset by a 22% increase in professional services related to certain strategic consulting activities.

     General and administrative expenses decreased $3.3 million in 2002 compared to 2001, but increased as a percent of total net revenues. The decrease was due to a 15% savings in employee related expenses and a 12% decrease in the use of outside services, both of which are attributable to our cost cutting initiatives.

     Other Operating Expenses

     The following table shows other operating expenses in absolute dollars for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,

	2003	2002	2001

Restructuring and other	$13,985	$20,229	$12,340
Amortization of purchased intangibles and deferred stock compensation	$22,698	$14,304	$76,768
In-process research and development	$—	$83,479	$4,200
Integration	$—	$2,507	$—
Amortization of goodwill	$—	$—	$46,589

     Restructuring and Other

     In the third quarter of 2003, we announced that we are no longer developing our G-series CMTS products and recorded a one-time charge of approximately $14.0 million that was comprised of workforce reduction costs, non-inventory asset impairment, vacating facilities costs, the costs associated with termination of contracts and other related costs. Our Board of Directors approved the restructuring charge and expects that the plan will facilitate the focus on core competencies and reduce our cost structure. The following table shows the breakdown of the restructuring charge and the liability remaining as of December 31, 2003 (in thousands):

				Remaining
				liability as of
		Non-cash	Cash	December 31,
	Initial charge	charges	payments	2003

Workforce reduction	$5,550	$(744)	$(3,520)	$1,286
Asset impairment	2,887	(2,887)	—	—
Facilities	3,455	—	(288)	3,167

				Remaining
				liability as of
		Non-cash	Cash	December 31,
	Initial charge	charges	payments	2003

Other contractual commitments and other charges	2,093	—	(1,385)	708

Total	$13,985	$(3,631)	$(5,193)	$5,161

     The workforce reduction related primarily to the termination of 76 employees that were mainly located in the Americas and Europe regions. We expect to pay the remaining balance of the severance accrual by the end of the first quarter of 2004. Non-inventory asset impairment was primarily for long-lived assets that were no longer needed as a result of our decision to cease further development of the product line. Facility charges consist primarily of the cost of vacating facilities that were dedicated to the development of the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using our risk-adjusted borrowing rate. Amounts related to the net facility charge will be paid over the respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Other contractual commitments and other charges consist primarily of $0.9 million of carrying and obsolete material charges from our contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and $0.9 million of costs to satisfy end-of-life commitments in certain customer contracts. All of these costs were included as a charge to the results of operations in the quarter ended September 30, 2003. Changes to the estimates of executing the currently approved plans of restructuring will be reflected in results of operations.

     During the third quarter of 2002, in connection with the acquisition of Unisphere, we recorded restructuring expenses of approximately $14.9 million, associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs, net of a $2.6 million adjustment due to a change in estimate. As of December 31, 2003, there was $3.1 million remaining to be paid, entirely related to facility costs to be paid through April 2009.

     We also recognized a charge of approximately $5.3 million during the quarter ended September 30, 2002 related to the land acquired in January 2001 located in Sunnyvale, California. The charge was primarily for costs of exiting certain contractual obligations associated with the land. We currently have no plans to continue developing the land in the foreseeable future.

     In June 2001, we announced a restructuring program that included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. As of December 31, 2003, there was $0.2 million remaining to be paid, entirely related to facility costs to be paid through August 2006.

     Amortization of Purchased Intangibles and Deferred Stock Compensation

     We amortize purchased intangible assets and deferred stock compensation over their estimated lives. The following table shows the breakdown of the amortization expenses (in thousands):

	Year Ended December 31,

	2003	2002	2001

Amortization of purchased intangibles	$20,661	$13,896	$2,688
Amortization of deferred stock compensation	2,037	408	74,080

Amortization of purchased intangibles and deferred stock compensation	$22,698	$14,304	$76,768

     The amortization expense of intangible assets increased $6.8 million in 2003 compared to 2002 due to the intangible assets purchased in the Unisphere acquisition in July 2002. The amortization expense of intangible assets increased $11.2 million in 2002 compared to 2001 due to the intangible assets purchased in the Unisphere acquisition in July 2002 and a full year of amortization of the intangible assets purchased in the Pacific Broadband Communications (“Pacific Broadband”) acquisition in December 2001.

     The amortization expense of deferred stock compensation was $2.0 million in 2003, which included a credit, as required by APB Opinion No. 25, “Accounting for Stock Issue to Employees,” (“APB 25”) of approximately $5.6 million due to employees who forfeited options for which compensation expense had been recognized on the graded vesting method, but which were unvested on the date their employment was terminated. A majority of these employees were a part of the restructuring plan in 2003.

     The amortization expense of deferred stock compensation was $0.4 million and $74.1 million in 2002 and 2001, respectively. The primary reason for the decrease was a reversal, as required by APB 25, of $33.5 million in previously recognized stock compensation expense. This reversal related to the difference between the expense that had been previously recognized under the graded-vesting method for former employees and the expense that would have been recorded using the straight-line method. Finally, the decrease in expense is also a result of using the graded vesting method, which expenses a larger percent in the earlier months.

     In-Process Research and Development

     In July 2002, we completed the acquisition of Unisphere, a subsidiary of Siemens. Following the acquisition and during the remainder of 2002, Siemens was one of our significant resellers. The acquisition resulted in the payment of $375.0 million cash and the issuance of 36.5 million shares of our common stock with a fair value of approximately $359.9 million to the former stockholders of Unisphere. We recorded goodwill of $769.9 million, purchased intangible assets of $74.0 million, in-process research and development (“IPR&D”) of $82.7 million and deferred compensation on unvested stock options of $0.5 million. The intangibles assets, other than goodwill, are being amortized over their respective useful lives, which we determined to be between two and six years.

     In December 2001, we acquired Pacific Broadband and accounted for the acquisition under the purchase method of accounting. We allocated $4.2 million of the $148.3 million purchase price as in-process research and development. We also originally recorded goodwill of $127.3 million and other intangible assets of $10.2 million. The intangibles assets have been completely amortized as of December 31, 2003.

     Integration

     We incurred integration expenses of approximately $2.5 million in the quarter ended September 30, 2002 resulting from our acquisition of Unisphere. Integration expenses are one-time incremental costs directly related to the integration of the two companies that have no go forward benefit. The integration expenses consisted principally of workforce related expenses for individuals transitioning their positions and professional fees.

     Amortization of Goodwill

     There was no amortization of goodwill in 2003 and 2002 in accordance with SFAS 142. Amortization of goodwill was $46.6 million in 2001 from the Micro Magic, Inc. acquisition, which occurred in 2000.

     Other Income and Expenses

     The following table shows other income and expenses for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,

	2003	2002	2001

Interest and other income	$33,428	$56,404	$94,747
Interest and other expense	$(39,099)	$(55,605)	$(61,377)
Gain (loss) on retirement of convertible subordinated notes, net	$(1,085)	$62,855	$—
Gain on sale of investments	$8,739	$—	$—
Write-down of investments	$—	$(50,451)	$(53,620)
Equity in net loss of joint venture	$—	$(1,316)	$(4,076)

     Interest and other income decreased $23.0 million in 2003 compared to 2002. The decrease was the result of lower cash and investment balances throughout 2003 as we spent $792.0 million to retire a portion of our 4.75% Convertible Subordinated Notes Due March 15, 2007 (the “Subordinated Notes”),

partially offset by the $392.8 million in net proceeds received from the issuance of the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”). In addition, interest rates were lower in 2003 as compared to 2002.

     Interest and other income decreased $38.3 million in 2002 compared to 2001. The decrease was the result of lower cash and investment balances throughout 2002 as we spent $146.0 million to retire a portion of the Subordinated Notes and $375.8 million in the Unisphere acquisition. In addition, interest rates were lower in 2002 as compared to 2001.

     Interest and other expenses decreased $16.5 million in 2003 compared to 2002 and $5.8 million in 2002 compared to 2001, almost entirely due to interest saved from the partial retirement of the Subordinated Notes during each of the last two years.

     During 2003, we paid $792.0 million to retire and redeem a portion of the Subordinated Notes. These Subordinated Notes had a cost basis of $800.0 million. The retirement resulted in a gain of $14.1 million and the redemption resulted in a loss of $15.2 million, both of which was the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such notes.

     In the quarter ended September 30, 2002, we paid approximately $146.0 million to retire a portion of the Subordinated Notes. This partial retirement resulted in a gain of approximately $62.9 million, which was the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such notes.

     During the first and second quarters of 2003, we sold some of our marketable equity securities classified as available-for-sale, which had a cost basis of $4.3 million, and recognized gains of $8.7 million.

     We have certain minority equity investments in privately held companies that are carried at cost, adjusted for any impairment, as we own less than 20% of the voting equity and do not have the ability to exercise significant influence over these companies. We wrote-down these investments $50.5 million and $53.6 million in 2002 and 2001, respectively, for changes in market value that we believed were other than temporary. There were no such write-downs in 2003.

     Equity in net loss of joint venture decreased $2.8 million in 2002 compared with 2001. During the quarter ended June 30, 2001, we entered into a joint venture agreement with Ericsson A.B., through our respective subsidiaries, to develop and market products for the wireless Internet infrastructure market. In addition to this joint venture, Ericsson is also one of our significant resellers, representing greater than 10% of our revenues in 2003, 2002 and 2001. As of December 31, 2002, we had no further obligations to fund this joint venture.

     Provision for Income Taxes

     Provision for income taxes increased to $19.8 million in 2003 from $4.5 million in 2002. The 2003 effective rate was 33.6% and reflects taxes payable in certain foreign jurisdictions, the benefit of research credits and capital loss carryforwards and the inability to benefit certain charges and losses.

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

     Liquidity and Capital Resources

     Overview

     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in thousands):

	2003	2002

Cash and cash equivalents	$365,606	$194,435
Short-term investments	$215,906	$384,036
Long-term investments	$394,297	$583,664
Restricted cash	$30,837	$—
Working capital	$399,996	$438,905

     Working capital decreased from 2002 to 2003 primarily due to the partial retirement of the Subordinated Notes, offset by cash provided by operations and the issuance of common stock through employee stock option exercises and stock purchase plans. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.

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

     Cash Requirements and Contractual Obligations

     The following table summarizes our principal contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases, net of committed subleases	$211,877	$26,049	$48,116	$46,784	$90,928
4.75% Convertible Subordinated Notes Due March 15, 2007 (“Subordinated Notes”)	142,076	—	—	142,076	—
Interest due on the Subordinated Notes	21,371	6,749	13,497	1,125	—
Zero Coupon Convertible Senior Notes due June 15, 2008	400,000	—	—	—	400,000

Total contractual principal cash obligations	$775,324	$32,798	$61,613	$189,985	$490,928

     As of December 31, 2003, our principal commitments consisted of obligations outstanding under operating leases, the Subordinated Notes and the Senior Notes. The contractual obligations under operating leases are primarily for our facilities. Interest is paid semi-annually on March 15 and September 15 for the Subordinated Notes at an annual rate of 4.75%. Anytime we retire a portion of the Subordinated Notes, the interest accrued on that portion is due.

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

     We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders based on our build forecasts. As of December 31, 2003, there were NCNR orders valued at $62.5 million. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments per our agreements with the contract manufacturers. The components are used to build products based on purchase orders we have received from our customers. The liability for products built by the contract manufacturer is recorded once they fulfill our customer’s order and the order ships. If the components go unused, there may be carrying charges or obsolete charges assessed. As of December 31, 2003, we had accrued $14.6 million for potential exposures with our contract manufacturers, such as carrying and obsolete material charges.

     Operating Activities

     Net cash provided by operating activities was $178.6 million, $2.4 million and $292.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The cash provided by operating activities for all periods was due to our net income in 2003 and net losses in 2002 and 2001 adjusted by ongoing non-cash charges such as:

•	depreciation expense;

•	amortization expenses for intangible assets, deferred compensation and debt costs; and

•	normal fluctuations in accounts receivable, prepaid and other current assets, long-term assets, accounts payables, accrued liabilities and deferred revenue.

Unusual and significant adjustments to the net income for 2003 included:

•	a non-cash charge of $3.6 million associated to the impairment of assets included as part of the restructuring in 2003;

•	the net loss of $1.1 million on the retirement of the Subordinated Notes;

•	a non-cash tax benefit of $10.8 million related to the exercise of employee stock options; and

•	a gain of $8.7 million from the sale of investments.

Unusual and significant adjustments to the net losses in 2002 and 2001 include:

•	non-cash charges of $1.7 million and $4.5 million, respectively, related to the restructuring programs during those years;

•	a gain of $62.9 million for the partial retirement of Subordinated Notes in 2002;

•	the non-cash write-downs of $50.5 million and $53.6 million, respectively, for the impairment of equity investments;

•	in-process research and development charges of $83.5 million and $4.2 million, respectively, related to the Unisphere and Pacific Broadband acquisition, respectively;

•	the tax benefit of $25.0 million in 2001 related to the exercise of employee stock options and

•	the $46.6 million amortization of goodwill in 2001.

     Investing Activities

     Net cash provided by investing activities was $300.1 million for the year ended December 31, 2003 and net cash used in investing activities was $295.5 million and $307.4 million for the years ended December 31, 2002 and 2001, respectively. Recurring investing activities included capital expenditures of $19.4 million, $36.1 million and $241.1 million, respectively. We reduced our capital expenditures over the past two years as part of our overall corporate cost cutting initiatives. We have also made investments in securities classified as available-for-sale and sold investments to fund ongoing operations, the partial retirement of the Subordinated Notes and the Unisphere acquisition. We have also made minority equity investments of $0.9 million, $1.2 million and $8.2 million, respectively, in privately held companies. Unusual investing activities include (i) an increase of $30.8 million in restricted cash for the establishment of a trust to secure our indemnification obligations to certain directors and officers and the purchase of letters of credit to secure certain facility leases and (ii) $375.8 million paid in 2002 related to the Unisphere acquisition.

     Financing Activities

     Net cash used in financing activities was $307.5 million and $119.4 million for the years ended December 31, 2003 and 2002, respectively. Net cash provided by financing activities was $58.5 million for the year ended December 31, 2001. We received proceeds during all three years from the issuance of common stock related to employee option exercises and stock purchase plans. We also received $392.8 million in net proceeds from the issuance of the Senior Notes in 2003 and paid $792.0 million and $146.0 million in 2003 and 2002, respectively, to retire a portion of the Subordinated Notes.

     Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

     Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

     Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. We do not have any interests in VIEs.

     Factors That May Affect Future Results

     We face intense competition that could reduce our market share and adversely affect our ability to generate revenues.

     Competition in the network infrastructure market is intense. This market has historically been dominated by Cisco with other companies such as Nortel Networks and Alcatel providing products to a smaller segment of the market. In addition, a number of other small public or private companies have announced plans for new products to address the same challenges that our products address.

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

     The fluctuating economic conditions, combined with the financial condition of some of our customers, make it difficult to predict revenues for a particular period and a shortfall in revenues may harm our operating results.

     The recent economic downturn generally, and in the telecommunication industry specifically, combined with our own relatively limited operating history in the context of such a downturn, makes it difficult to accurately forecast revenue.

     We have experienced and expect, in the foreseeable future, to continue to experience limited visibility into our customers’ spending plans and capital budgets. This limited visibility complicates the revenue forecasting process. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and many of these same customers are carrying a significant debt burden and are experiencing reduced cash flow with which to carry the cost of the debt and the corresponding interest charges, which reduces their ability to both justify and make future purchases. The telecommunications industry has experienced consolidation and rationalization of its participants and we expect this trend to continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants, which have affected their ability to obtain financing or to fund capital expenditures. In some cases the significant debt burden carried by these customers has reduced their ability to pay for the purchases made to date. This has contributed, and we expect it to continue to contribute, to the uncertainty of the amounts and timing of capital expenditures, further limiting visibility and complicating the forecasting process. Certain of these customers have filed for bankruptcy as a result of their debt burdens. Although these customers generally expect that they will emerge from the bankruptcy proceedings in the future, a bankruptcy proceeding can be a slow and cumbersome process, further limiting the visibility and complicating the revenue forecasting process as to these customers. Even if they should emerge from such proceedings, the extent and timing of any future purchases of equipment is uncertain. This uncertainty will further complicate the revenue forecasting process.

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

     Even though our customer base has increased substantially, we expect that a large portion of our net revenues will continue to depend on sales to a limited number of customers. During 2003, Ericsson and Siemens each accounted for greater than 10% of net revenues. Ericsson was the only customer that accounted for greater than 10% of net revenues during 2002. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers that could adversely affect our net revenues and results of operations.

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

     Any acquisition we make could disrupt our business and harm our financial condition if we are not able to successfully integrate acquired businesses and technologies or if expected benefits of the combination do not materialize.

     We have made and may continue to make acquisitions and investments in order to enhance our business. For example, we recently entered into an agreement to acquire NetScreen Technologies, Inc. in a stock-for-stock acquisition valued at approximately $4 billion at signing. This transaction, if consummated, will dilute our existing stockholders’ percentage ownership. In addition, some of our results will be negatively impacted due to certain purchase accounting rules which will result in a write-down of NetScreen’s deferred revenue and other purchase accounting adjustments. Further, the failure to effectively manage the acquisition and integration of NetScreen could disrupt our business and harm our financial results.

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

     The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication system, operating procedures, financial controls and human resources practices could adversely impact the success of any business combination. For example, although we completed the acquisition of Unisphere Networks on July 1, 2002, integration of the products, product roadmap and operations is a continuing activity and will be for the foreseeable future. As a result of these activities, we may lose opportunities and employees, which could disrupt our business and harm our financial results.

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

     Our products are highly technical and are designed to be deployed in very large and complex networks. Certain of our products can only be fully tested when deployed in networks that generate high amounts of IP traffic. As a result, we may experience errors in connection with such products and for new products and enhancements. Any defects or errors in our products discovered in the future could result in loss of or delay in revenue, loss of customers and increased service and warranty cost, any of which could adversely impact our business and our results of operations.

     If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

     Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software used in our customers’ networks, we must modify our software to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those of our customers’ networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also damage our reputation, which could seriously harm our business and prospects.

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

     The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of and negatively impact our ability to develop, market, sell, or support our products.

     If we fail to accurately predict our manufacturing requirements, we could incur additional costs which would harm our results of operations or experience manufacturing delays which would harm our business.

     Our contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order because we do not have long-term supply contracts with them. In addition, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We provide to our contract manufacturers a demand forecast. If we overestimate our requirements, the contract manufacturers may assess charges that could negatively impact our gross margins. For example, for the quarter ended September 30, 2001, we recorded a charge for approximately $39.9 million associated with contractual liabilities and carrying charges on excess material at our contract manufacturers. If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

     We are dependent on sole source and limited source suppliers for several key components, which make us susceptible to shortages or price fluctuations.

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

     Litigation regarding intellectual property rights may be time consuming and require a significant amount of resources to prosecute or defend, therefore we may have to expend a substantial amount of resources to make our products non-infringing and may have to pay a substantial amount of money in damages.

     Third parties have and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. For example, in 2003, Toshiba Corporation filed suit against us, alleging that our products infringe certain Toshiba patents. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation, require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high court awards that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant funds. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

     We are a party to lawsuits, which, if determined adversely to us, could require us to pay damages which could harm our business and financial condition.

     We and certain of our former officers and current and former members of our board of directors are subject to various lawsuits. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor. Regardless of whether they are in our favor, these lawsuits are, and any future lawsuits to which we may become a party in the future will likely be, expensive and time consuming to defend or resolve. Any losses resulting from these claims could adversely affect our profitability and cash flow.

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

     We conduct significant sales and customer support operations directly and indirectly through our resellers in countries outside of the United States and also depend on the operations of our contract manufacturers that are located outside of the United States. For the years ended December 31, 2003 and 2002, we derived approximately 58% and 45% of our revenues, respectively, from sales outside North America. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries; service provider and government spending patterns affected by political considerations; and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

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

     While restructuring, we have assessed, and will continue to assess, whether we should further reduce our workforce and facilities, as well as review the recoverability of our tangible and intangible assets, including the land purchased in January 2001. Any such decisions may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write-downs, and contractual settlements. Additionally, estimates and assumptions used in asset valuations are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets. As a result, future market conditions may result in further charges for the write down of tangible and intangible assets.

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

     Our quarterly results are inherently unpredictable and subject to substantial fluctuations and, as a result we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

     Our revenues, operating results, book-to-bill ratio and other financial indicators will vary significantly from quarter to quarter due to a number of factors, including many of which are outside of our control and any of which may cause our stock price to fluctuate.

     The factors that may impact the unpredictability of our quarterly results include the reduced visibility into customers’ spending plans, the changing market conditions, which have resulted in some customer and potential customer bankruptcies, a change in the mix of our products sold, from higher priced core products to lower priced edge products, and long sales and implementation cycle.

     As a result, we believe that quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarters, operating results may be below the expectations of securities analysts and investors in which case the price of our common stock may fall.

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

     We sell our products to customers that use those products to build networks and IP infrastructure and if those networks and IP infrastructure do not continue to grow then our business, operating results and financial condition will be adversely affected.

     A substantial portion of our business and revenue depends on growth of IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending, which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary. A significant reduction in such spending would adversely affect our business.

     Regulation of the telecommunications industry could harm our operating results and future prospects.

     The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on data networks. We could be adversely affected by regulation of those networks and commerce occurring on them in any country where we operate. Such regulations could include matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, each of which could have a material adverse effect on our business, operating results and financial condition.

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

     At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

     The following table presents the hypothetical changes in fair value of the financial instruments held at December 31, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest			Fair Value	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			as of	Rate Increase of X BPS
				December
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	31, 2003	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$155,828	$154,979	$154,131	$153,282	$152,434	$151,585	$150,737
Corporate bonds and notes	376,370	374,432	372,493	370,554	368,617	366,679	364,740
Asset backed securities and other	183,270	182,993	182,716	182,439	182,162	181,884	181,607

Total	$715,468	$712,404	$709,340	$706,275	$703,213	$700,148	$697,084

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

     We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are not designated as hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At December 31,

2003, the notional and fair values of these contracts were insignificant. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are designated as cash flow hedges under SFAS 133. At December 31, 2003, the notional and fair values of these contracts were insignificant. We do not expect gains and losses on these contracts to have a material impact on our financial results.

     These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange contracts for speculative or trading purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with credit worthy financial institutions.

ITEM 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
January 13, 2004, except
for Note 18 as to
which the date
is February 9, 2004

Juniper Networks, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$365,606	$194,435
Short-term investments	215,906	384,036
Accounts receivable, net of allowance for doubtful accounts of $9,206 in 2003 and $8,328 in 2002	77,964	78,501
Prepaid expenses and other current assets	31,333	23,957

Total current assets	690,809	680,929
Property and equipment, net	244,491	266,962
Long-term investments	394,297	583,664
Restricted cash	30,837	—
Goodwill	983,397	987,661
Purchased intangible assets, net and other long-term assets	67,266	95,453

Total assets	$2,411,097	$2,614,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,237	$51,747
Accrued compensation and related liabilities	42,650	25,122
Accrued warranty	35,324	32,358
Interest payable	1,968	13,197
Other accrued liabilities	74,322	73,454
Deferred revenue	75,312	46,146

Total current liabilities	290,813	242,024
Convertible subordinated notes and other	157,841	942,114
Convertible senior notes	400,000	—
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 390,272 and 374,331 shares issued and outstanding at December 31, 2003 and 2002	4	4
Additional paid-in capital	1,557,372	1,461,906
Deferred stock compensation	(1,228)	(11,113)
Accumulated other comprehensive income	4,414	17,052
Retained earnings (deficit)	1,881	(37,318)

Total stockholders’ equity	1,562,443	1,430,531

Total liabilities and stockholders’ equity	$2,411,097	$2,614,669

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statement of Operations
(in thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Net revenues:
Product	$602,455	$467,651	$830,899
Service	98,938	78,896	56,123

Total net revenues	701,393	546,547	887,022
Cost of revenues:
Product	200,621	179,721	318,968
Service	56,728	50,387	53,803

Total cost of revenues	257,349	230,108	372,771

Gross margin	444,044	316,439	514,251
Operating expenses:
Research and development	176,104	161,891	155,530
Sales and marketing	145,784	126,803	140,407
General and administrative	28,462	34,263	37,554
Restructuring and other	13,985	20,229	12,340
Amortization of purchased intangibles and deferred stock compensation (1)	22,698	14,304	76,768
In-process research and development	—	83,479	4,200
Integration	—	2,507	—
Amortization of goodwill	—	—	46,589

Total operating expenses	387,033	443,476	473,388

Operating income (loss)	57,011	(127,037)	40,863
Interest and other income	33,428	56,404	94,747
Interest and other expense	(39,099)	(55,605)	(61,377)
(Loss) gain on retirement of convertible subordinated notes, net	(1,085)	62,855	—
Gain on sale of investments	8,739	—	—
Write-down of investments	—	(50,451)	(53,620)
Equity in net loss of joint venture	—	(1,316)	(4,076)

Income (loss) before income taxes	58,994	(115,150)	16,537
Provision for income taxes	19,795	4,500	29,954

Net income (loss)	$39,199	$(119,650)	$(13,417)

Net income (loss) per share:
Basic	$0.10	$(0.34)	$(0.04)
Diluted	$0.10	$(0.34)	$(0.04)
Shares used in computing net income (loss) per share:
Basic	382,180	350,695	319,378
Diluted	403,072	350,695	319,378

(1) Includes amortization of deferred stock compensation attributable to the following cost and expense categories:
Cost of revenues	$(33)	$1,072	$405
Research and development	1,925	(2,800)	65,388
Sales and marketing	205	921	7,958
General and administrative	(60)	1,215	329

Total	$2,037	$408	$74,080

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

					Accumulated
	Common Stock				Other	Retained	Total
			Additional Paid-	Deferred Stock	Comprehensive	Earnings	Stockholders’
	Shares	Amount	in Capital	Compensation	Income	(Deficit)	Equity

Balance at December 31, 2000	318,085	$3	$735,100	$(111,813)	$10,963	$95,749	$730,002
Issuance of common stock in connection with the Employee Stock Purchase Program	178	—	5,940	—	—	—	5,940
Exercise of stock options by employees, net of repurchases	6,271	—	52,557	—	—	—	52,557
Compensation charge in connection with the restructuring	—	—	761	—	—	—	761
Issuance of common stock in connection with the acquisition of Pacific Broadband Communications (PBC)	4,612	—	140,328	(25,332)	—	—	114,996
Amortization of deferred stock compensation	—	—	—	74,080	—	—	74,080
Tax benefits from employee stock option plans	—	—	24,995	—	—	—	24,995
Other comprehensive gain (loss):
Change in unrealized gain on available-for-sale securities	—	—	—	—	7,455	—	7,455
Net loss	—	—	—	—	—	(13,417)	(13,417)

Comprehensive loss	—	—	—	—	—	—	(5,962)

Balance at December 31, 2001	329,146	3	959,681	(63,065)	18,418	82,332	997,369
Issuance of common stock in connection with the Employee Stock Purchase Program	781	—	7,411	—	—	—	7,411
Exercise of stock options by employees, net of repurchases	5,985	1	19,208	—	—	—	19,209
Issuance of common stock in connection with PBC earn-outs	1,919	—	16,527	—	—	—	16,527
Issuance of common stock in connection with the acquisition of Unisphere Networks, Inc.	36,500	—	511,122	(499)	—	—	510,623
Amortization of deferred stock compensation, net of effect of former employees	—	—	(52,043)	52,451	—	—	408
Other comprehensive gain (loss):
Change in unrealized gain on available-for-sale securities	—	—	—	—	(751)	—	(751)
Foreign currency translation losses, net	—	—	—	—	(615)	—	(615)
Net loss	—	—	—	—	—	(119,650)	(119,650)

Comprehensive loss	—	—	—	—	—	—	(121,016)

Balance at December 31, 2002	374,331	4	1,461,906	(11,113)	17,052	(37,318)	1,430,531
Issuance of common stock in connection with the Employee Stock Purchase Program	1,475	—	9,946	—	—	—	9,946
Exercise of stock options by employees, net of repurchases	14,466	—	81,809	—	—	—	81,809
Issuance of common stock in connection with call of the 4.75% Convertible Subordinated Notes	—	—	2	—	—	—	2

					Accumulated
	Common Stock				Other	Retained	Total
			Additional Paid-	Deferred Stock	Comprehensive	Earnings	Stockholders’
	Shares	Amount	in Capital	Compensation	Income	(Deficit)	Equity

Compensation charge in connection with the restructuring activity	—	—	744	—	—	—	744
Amortization of deferred stock compensation, net of effect of former employees	—	—	(7,848)	9,885	—	—	2,037
Tax benefit from employee stock option plans	—	—	10,813	—	—	—	10,813
Other comprehensive gain (loss):
Change in unrealized gain on available-for-sale securities	—	—	—	—	(14,986)	—	(14,986)
Foreign currency translation gains, net	—	—	—	—	2,348	—	2,348
Net income	—	—	—	—	—	39,199	39,199

Comprehensive income	—	—	—	—	—	—	26,561

Balance at December 31, 2003	390,272	$4	$1,557,372	$(1,228)	$4,414	$1,881	$1,562,443

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$39,199	$(119,650)	$(13,417)
Adjustments to reconcile net income (loss) to net cash provided by activities:
Depreciation	43,998	41,570	24,321
Amortization of purchased intangibles, deferred stock compensation and debt related costs	26,042	21,477	80,579
Restructuring and other	3,621	1,701	4,465
Loss (gain) on retirement of convertible subordinated notes, net	1,085	(62,856)	—
Tax benefit of employee stock option plans	10,813	—	24,995
Gain on sale of investments	(8,739)	—	—
Write-down of investments	—	50,451	53,620
Amortization of goodwill	—	—	46,589
In-process research and development	—	83,479	4,200
Changes in operating assets and liabilities:
Accounts receivable	537	39,362	73,011
Prepaid expenses and other current assets	(2,758)	11,488	(1,108)
Other long-term assets	(334)	1,790	5,235
Accounts payable	12,963	9,093	4,070
Accrued compensation and related liabilities	17,528	(3,183)	2,330
Accrued warranty	2,966	(6,388)	(4,257)
Other accrued liabilities	2,467	(61,263)	(14,091)
Deferred revenue	29,166	(4,661)	2,217

Net cash provided by operating activities	178,554	2,410	292,759
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(19,388)	(36,127)	(241,129)
Purchases of available-for-sale investments	(734,679)	(977,926)	(1,592,317)
Maturities and sale of available-for-sale investments	1,085,929	1,095,541	1,531,507
Minority equity investments	(900)	(1,150)	(8,205)
Increase in restricted cash	(30,837)	—	—
Acquisition of businesses, net of cash and cash equivalents acquired	—	(375,803)	2,728

Net cash provided by (used in) investing activities	300,125	(295,465)	(307,416)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,755	26,620	58,497
Proceeds from issuance of convertible senior notes	392,750	—	—
Retirement of convertible subordinated notes	(792,013)	(145,975)	—

Net cash (used in) provided by financing activities	(307,508)	(119,355)	58,497

Net increase (decrease) in cash and cash equivalents	171,171	(412,410)	43,840
Cash and cash equivalents at beginning of period	194,435	606,845	563,005

Cash and cash equivalents at end of period	$365,606	$194,435	$606,845

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$45,864	$53,787	$54,625
Cash paid for taxes	$3,156	$3,621	$5,052
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with the retirement of convertible subordinated notes	$2	$—	$—
Deferred stock compensation	$—	$499	$25,332
Common stock issued in connection with business combinations	$—	$376,415	$137,532

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or “we”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today, the Company is a leading provider of network infrastructure solutions that transform the business of networking. Its products enable customers to improve their business models by providing more differentiation and value to end users as well as increased reliability and security, thereby making the network a more valuable asset. The Company sells and markets its products through its direct sales organization and value-added resellers.

     In July 2002, we completed our acquisition of Unisphere Networks, Inc. (“Unisphere”), a subsidiary of Siemens Corporation, which is a subsidiary of Siemens A.G. (“Siemens”). Following the acquisition and during the remainder of 2002, Siemens, itself and through its local country affiliates, was one of our significant resellers. Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. The acquisition enabled the Company to expand its customer base and add a complementary product to its existing product line without any need to reorganize or modify its existing organizational or cost structure. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” the Company has included in its results of operations for 2002, the results of Unisphere from July 1, 2002.

Note 2. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Juniper Networks and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Investments in operating companies in which the Company intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in operating companies in which the Company has less than 20% interest and/or does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

     Use of Estimates

     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include revenue recognition; the allowance for doubtful accounts, which impacts general and administrative expenses; the valuation of exposures associated with the contract manufacturing operations; estimating future warranty costs, which impacts cost of product revenues and gross margins; and provision for income taxes, which would impact our income tax expense. We base our estimates on our historical experience and also on assumptions that we believe are standard and reasonable.

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

     Equity Investments

     Juniper Networks has certain minority equity investments in privately held companies. These investments are included in other long-term assets and are carried at cost, adjusted for any impairment, as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of December 31, 2003 and 2002, the carrying values of the Company’s minority equity investments in privately held companies were $5.7 million and $5.0 million, respectively. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment by considering financial, operational and economic data and makes appropriate reductions in carrying values when necessary.

     In addition to the equity investments in privately held companies, the Company held certain marketable equity securities classified as available-for-sale. During 2003, the Company sold all of these investments, which had a cost basis of approximately $4.3 million, and recognized a gain of approximately $8.7 million.

     The following table summarizes the impairment charges associated with equity investments recorded by the Company (in thousands):

	December 31,

	2003	2002	2001

Impairment of privately held securities	$—	$(45,488)	$(50,797)
Impairment of available-for-sale securities	—	(4,963)	(2,823)

Total impairment charges	$—	$(50,451)	$(53,620)

     Fair Value of Financial Instruments

     The carrying value of the Company’s cash and cash equivalents and accounts receivable approximates fair market value due to the relatively short period of time to maturity. See Note 7 “Cash Equivalents, Short-Term and Long-Term Investments and Restricted Cash” for a discussion on the carrying values of our investment portfolio. The fair values of the 4.75% Convertible Subordinated Notes Due March 15, 2007 (the “Subordinated Notes”) and the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) are based upon quoted market rates. See Note 4 “Long-Term Debt” for further discussion on the Company’s Subordinated and Senior Notes.

     Concentrations

     Financial instruments that subject Juniper Networks to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Juniper Networks maintains its cash and cash equivalents and investments in fixed income securities with high-quality institutions and only invests in high quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. Juniper Networks performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Juniper Networks maintains reserves for potential credit losses and historically such losses have been within management’s expectations.

     During 2003, two customers each accounted for 15% and 13% of total net revenue. For 2002, one customer accounted for 17% of product net revenues, compared to 2001, where one customer accounted for 14%, a second customer accounted for 13% and a third customer accounted for 11% of product net revenues. See Note 12 “Segment Information” for a breakdown of net revenues by geographic location.

     Juniper Networks relies on sole suppliers for certain of its components such as ASICs and custom sheet metal. Additionally, Juniper Networks relies on two independent contract manufacturers for the production of all of its products. The inability of any supplier or manufacturer to fulfill supply requirements of Juniper Networks could negatively impact future operating results.

     Derivatives

     Juniper Networks enters into foreign exchange forward contracts to mitigate transaction gains and losses generated by certain assets and liabilities denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are not designated as hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” For the year ended December 31, 2003, these activities were insignificant. The Company does not expect gains and losses on these contracts to have a material impact on its financial results.

     Juniper Networks also uses foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, British Pound and Australian Dollar. These derivatives are designated as cash flow hedges under SFAS 133. These activities were insignificant for the year ended December 31, 2003. The Company does not expect gains and losses on these contracts to have a material impact on its financial results.

     These contracts have original maturities ranging from one to two months. The Company does not enter into foreign exchange contracts for speculative or trading purposes. The Company does not expect gains and losses on these contracts to have a material impact on financial results.

     Juniper Networks did not hold any derivative instruments and did not engage in hedging activities during 2001.

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

     During 2003 the portion of hedging instruments’ gains or losses excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings. There was no significant impact to results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.

     Foreign Currency Translation

     Assets and liabilities of foreign operations are translated to US dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated using average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2003, 2002 and 2001.

     Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life, generally three to five years, or the lease term of the respective assets. The land that was acquired in January 2001 (the “Land”) is not being depreciated. Property and equipment consist of the following (in thousands):

	December 31,

	2003	2002

Computers and equipment	$117,632	$96,974
Purchased software	21,190	21,191
Leasehold improvements	29,935	34,844
Furniture and fixtures	3,920	3,899
Land	192,778	191,697

Property and equipment, gross	365,455	348,605
Accumulated depreciation	(120,964)	(81,643)

Property and equipment, net	$244,491	$266,962

     Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization. The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. For business combinations consummated before July 1, 2001, goodwill was amortized through December 31, 2001 using the straight-line method over an estimated useful life of three years. Goodwill is not amortized for business combinations consummated after June 30, 2001. Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment. The Company considered the July 2003 decision to cease further development of the G-series CMTS product as an impairment indicator and, accordingly, reviewed goodwill to determine if there was any impairment. Since the Company has one reporting unit, the Company compared its estimated fair value, as measured by it’s market capitalization, to its net assets as of July 31, 2003 and since the fair value was substantially greater than the net assets, the Company concluded that there was no impairment of goodwill at the time of the CMTS product discontinuance. The Company also performed its annual impairment review during November 2003 and again determined that there was no impairment of goodwill. Amortization of purchased intangibles with finite useful lives is computed using the straight-line method over the expected useful life of two to six years. See Note 5, “Acquisitions,” for detail of the acquisitions where the Company acquired goodwill and intangible assets and Note 6, “Goodwill and Purchased Intangible Assets,” for detail of the activity in these accounts during 2003 and 2002.

     Revenue Recognition

     Juniper Networks recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless the Company has future obligations for such things as network interoperability or customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, the Company recognizes product revenue upon shipment to its customers, including resellers, as it is the Company’s policy and practice to ensure an end user has been identified prior to shipment to a reseller.

     Juniper Networks also recognizes revenue from service contracts. A vast majority of the Company’s service revenue is earned from customers who have purchased its products. Service revenue contracts are typically for one-year renewable periods and are for services such as 24-hour customer support, non-specified updates, hardware repairs and consulting services. In addition to service contracts, the Company also provides professional and educational services. Service revenue is deferred until the services commence, at which point the service revenue is recognized as the services are completed or ratably over the period of the obligation.

     Beginning July 1, 2003, we recognized revenue on arrangements where products and services are bundled in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” In applying the concepts of EITF 00-21, the Company must determine whether the deliverables are separable into multiple units of accounting. The Company allocates the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

     Advertising

     Advertising costs are charged to sales and marketing expense as incurred and the totals have been insignificant to date. Marketing development obligations for customers are charged to either sales or marketing expense in the period the related revenue is recognized and the totals have been insignificant to date.

     Stock-Based Compensation

     The Company has employee stock benefit plans, which are described more fully in Note 10, “Stockholders’ Equity.” The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation cost, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan, collectively called “options.” Pro forma information, net of the tax effect, follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$39,199	$(119,650)	$(13,417)
Add: amortization of deferred stock compensation included in reported net income (loss), net of tax	1,263	253	45,930
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(60,336)	(91,004)	(151,007)

Pro forma net loss:	$(19,874)	$(210,401)	$(118,494)

Basic net income (loss) per share:
As reported	$0.10	$(0.34)	$(0.04)
Pro forma	$(0.05)	$(0.60)	$(0.37)
Diluted net income (loss) per share:
As reported	$0.10	$(0.34)	$(0.04)
Pro forma	$(0.05)	$(0.60)	$(0.37)

     Comprehensive Income

     Under SFAS 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income (loss) and its components as part of the financial statements. The Company has displayed its comprehensive income (loss) as part of the Consolidated Statements of Stockholders’ Equity. Other comprehensive loss for 2003 includes net unrealized losses on available-for-sale securities and net foreign currency translation losses that are excluded from net loss. The activity of other comprehensive income was as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Change in net unrealized gain (loss) on investments	$(9,175)	$(366)	$12,923
Less: net gain on investments realized and included in net income (loss)	5,811	385	5,468
Change in net unrealized gain or loss on foreign currency	2,348	(615)	–

Net change for the year	$(12,638)	$(1,366)	$7,455

     The components of accumulated other comprehensive income were as follows (in thousands):

	As of December 31,
	2003	2002

Accumulated net unrealized gain on available-for-sale investments	$2,681	$17,667
Accumulated net unrealized gain (loss) on foreign currency	1,733	(615)

Total accumulated other comprehensive income	$4,414	$17,052

     Provision for Income Taxes

     Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, “Accounting for Income Taxes,” and records a valuation allowance to reduce its deferred tax assets to the amount that it believes to be more likely than not realizable. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets has been established to reflect uncertainty regarding future realization of these assets, in part, due to the potential impact of future stock option deductions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

     Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 “ (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

     Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

     Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. The Company does not have any interests in VIEs.

Note 3. Restructuring and Other Operating Charges

     The following restructuring charges are based on Juniper Networks’ restructuring plans that have been committed to by management. Any changes to the estimates of executing the approved plans will be reflected in Juniper Networks’ results of operations.

     2003 Plan

     In the third quarter of 2003, the Company announced that it is no longer developing its G-series CMTS products and recorded a one-time charge of $14.0 million that was comprised of workforce reduction costs, non-inventory asset impairment, vacating facilities costs, the costs associated with termination of contracts and other related costs. The Company’s Board of Directors approved the restructuring charge and expects that the plan will facilitate the focus on core competencies and reducing cost structure. These charges are accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table shows the breakdown of the restructuring charge and the liability remaining as of December 31, 2003 (in thousands):

				Remaining
				liabilities as of
		Non-cash	Cash	December 31,
	Initial charge	charges	payments	2003

Workforce reduction	$5,550	$(744)	$(3,520)	$1,286
Asset impairment	2,887	(2,887)	—	—
Facilities	3,455	—	(288)	3,167
Other contractual commitments and other charges	2,093	—	(1,385)	708

Total	$13,985	$(3,631)	$(5,193)	$5,161

     The workforce reduction related primarily to the termination of 76 employees that were mainly located in the Americas and Europe regions. We expect to pay the remaining balance of the severance accrual by the end of the first quarter of 2004. Non-inventory asset impairment was primarily for long-lived assets that were no longer needed as a result of our decision to cease further development of the product line. Facility charges consist primarily of the cost of vacating facilities that were dedicated to the development of the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using our risk-adjusted borrowing rate. Amounts related to the net facility charge will be paid over the respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Other contractual commitments and other charges consist primarily of $0.9 million of carrying and obsolete material charges from our contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and $0.9 million of costs to satisfy end-of-life commitments in certain customer contracts. All of these costs were included as a charge to the results of operations in the quarter ended September 30, 2003. Changes to the estimates of executing the currently approved plans of restructuring will be reflected in results of operations.

     2002 Plans

     Restructuring Plan Related to Unisphere Acquisition

     During the third quarter of 2002, in connection with the acquisition of Unisphere, Juniper Networks’ Board of Directors approved and management initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses of approximately $14.9 million associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs, net of a $2.6 million adjustment for costs that were not going to be incurred due to a change in estimate. The adjusted worldwide workforce reduction charge of $9.0 million related principally to the termination of 220 employees across many regions, business functions and job classes. Non-inventory asset impairment of $0.9 million was primarily for long-lived assets that were no longer needed as a result of the Unisphere acquisition. Adjusted facility charges of $5.0 million consisted primarily of the cost of vacating duplicate facilities and the impairment cost of certain leasehold improvements. These costs are accounted for under EITF Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and have been included as a charge to the results of operations for the year ended December 31, 2002.

     As of December 31, 2003, the balance of the accrued restructuring charge recorded in conjunction with the restructuring of the Juniper Networks organization in the third quarter of 2002 consisted of the following (in thousands):

					Remaining
					liabilities as
	Initial	Non-cash	Cash		of December
	charge	charges	payments	Adjustments	31, 2003

Workforce reduction	$10,522	$—	$(8,975)	$(1,547)	$—
Asset impairment	944	(944)	—	—	—
Consolidation of excess facilities	6,083	—	(1,918)	(1,054)	3,111

Total	$17,549	$(944)	$(10,893)	$(2,601)	$3,111

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates for potential subleases.

     Acquisition Costs Related to Unisphere Acquisition

     Juniper Networks also recorded $14.8 million of similar restructuring costs in connection with restructuring the Unisphere organization. These costs are accounted for under EITF Issue No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere and, accordingly, have been included as an increase to goodwill. As of December 31, 2003, there was $6.6 million remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2009, and professional services.

     Other

     The Company recognized a charge of $5.3 million during the quarter ended September 30, 2002 related to the Land acquired in January 2001 located in Sunnyvale, California. The charge was primarily for costs of exiting certain contractual obligations associated with the Land and was included in operating expenses under “Restructuring and other.” The Company has no plans to continue to develop the Land in the foreseeable future.

     2001 Plan

     In June 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses. As of December 31, 2003, there was $0.2 million remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2006.

Note 4. Long-Term Debt

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

     During the nine months ended September 30, 2003, the Company paid approximately $381.2 million to retire a portion of the Subordinated Notes. This partial retirement resulted in a gain of $14.1 million for the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.

     During October 2003, the Company called for the redemption on November 26, 2003, of $400.0 million principal amount of its Subordinated Notes. Prior to November 26, 2003, holders could convert their Subordinated Notes called for redemption into shares of Juniper Networks common stock at a price of approximately $163.9559 per share, or 6.0992 shares of Juniper Networks common stock per $1,000 principal amount of the Subordinated Notes. Upon redemption, holders received a total of $1,036.508 per $1,000 principal amount of the Subordinated Notes (consisting of the redemption price of $1,027.14 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest thereon from September 15, 2003 up to but not including November 26, 2003, of $9.368 per $1,000 principal of the Subordinated Notes). The Company paid $410.9 million related to this redemption, which resulted in a loss of $15.2 million for the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes. There was a small amount of the called notes that were converted to shares of the Company’s common stock worth $2,000.

     On or after the third business day after March 15, 2003, Juniper Networks has the option to redeem the Subordinated Notes at the following redemption prices (expressed as percentages of principle amount):

Period	Redemption Price

Beginning on the third business day after March 15, 2003 and ending on March 14, 2004	102.714%
Beginning on March 15, 2004 and ending on March 14, 2005	102.036
Beginning on March 15, 2005 and ending on March 14, 2006	101.357
Beginning on March 15, 2006 and ending on March 14, 2007	100.679

     The carrying amounts and fair values of the Subordinated Notes and Senior Notes were (in thousands):

	December 31,

	2003	2002

Subordinated Notes
Carrying amount	$142,076	$942,114
Fair value	$146,516	$733,106
Senior Notes
Carrying amount	$400,000	$—
Fair value	$462,112	$—

Note 5. Acquisitions

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

     In the quarter ended December 31, 2002, the Company reversed approximately $2.8 million to goodwill, primarily related to the valuation of certain assets where we were awaiting further information when we originally allocated the purchase price. During 2003, the Company reversed approximately $4.3 million to goodwill, primarily related to liabilities that were accrued at the time of the acquisition and certain acquisition costs that were not realized.

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

     In-process Research and Development

     Of the total purchase price, approximately $82.7 million has been allocated to in-process research and development (IPR&D) and was expensed in the quarter ended September 30, 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Unisphere had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing new cards and modules for different bandwidths and various software developments. The Company utilized the DCF method to value the IPR&D, using rates ranging from 30% to 35%. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital and other assets that provide value to the product lines. At the time of acquisition, it was estimated that these development efforts were 55% complete and would be completed over the next six to twelve months. These development efforts were completed as of December 31, 2003.

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

     The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the core technology and a cost approach for the supply agreements. The goodwill represents the excess of the purchase price paid over the fair value of net tangible and intangible assets acquired, none of which is expected to be deductible for tax purposes. In accordance with SFAS 142 goodwill was not and will not be amortized. The deferred compensation charge relates to the intrinsic value of unvested stock options and restricted stock assumed in the transaction. The deferred compensation is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or restricted stock using the graded vesting method.

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

Note 6. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s total purchased intangibles assets (in thousands):

		Accumulated
	Gross	Amortization	Net

As of December 31, 2003
Technology	$75,359	$(32,689)	$42,670
Other	10,576	(4,784)	5,792

Total	$85,935	$(37,473)	$48,462

As of December 31, 2002
Technology	$75,359	$(14,964)	$60,395
Other	10,576	(1,848)	8,728

Total	$85,935	$(16,812)	$69,123

     The table does not include intangible assets that were purchased and completely amortized during the three-month period ended September 30, 2002 to cost of goods sold of $3.6 million from the Unisphere acquisition for the value of backlog orders. Amortization expense of purchased intangible assets of $20.7 million, $13.9 million and $2.7 million were included in operating expenses for the years ended December 31, 2003, 2002 and 2001, respectively.

     The estimated future amortization expense of purchased intangible assets for the next five years is as follows (in thousands):

Year ending December 31,	Amount

2004	14,024
2005	13,425
2006	12,813
2007	7,150
2008	1,050

Total	$48,462

     The changes in the carrying amount of goodwill during 2003 are as follows (in thousands):

Balance as of December 31, 2002	$987,661
Goodwill acquired during the period	—
Additions to existing goodwill	—

Reductions to existing goodwill	(4,264)

Balance as of December 31, 2003	$983,397

In accordance with SFAS No. 142 the Company ceased amortizing goodwill as of January 1, 2002. If SFAS No. 142 was effective for the year ended December 31, 2001 the net loss would have decreased by $46.6 million or $0.14 per share.

Note 7. Cash Equivalents, Short-Term and Long-Term Investments and Restricted Cash

     Cash equivalents, short-term and long-term investments consist of the following (in thousands):

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Money market funds	$48,793	$—	$—	$48,793
Commercial paper	67,489	—	—	67,489
Government securities	147,648	702	(146)	148,204
Corporate debt securities	376,603	2,202	(373)	378,432
Asset-backed securities	63,061	348	(52)	63,357

Total	$703,594	$3,252	$(571)	$706,275

Reported as:
Cash equivalents	$96,072	$—	$—	$96,072
Short-term investments	214,609	1,332	(35)	215,906
Long-term investments	392,913	1,920	(536)	394,297

Total	$703,594	$3,252	$(571)	$706,275

Due within one year	$298,361	$1,337	$(35)	$299,663
Due between one and two years	249,670	1,365	(182)	250,853
Due after two years	155,563	550	(354)	155,759

Total	$703,594	$3,252	$(571)	$706,275

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Money market funds	$153,156	$—	$—	$153,156
Commercial paper	27,489	—	—	27,489
Government securities	322,121	4,138	(25)	326,234
Corporate debt securities	517,933	8,181	(17)	526,097
Asset-backed securities	97,974	1,604	(71)	99,507
Equity securities	4,209	3,856	—	8,065

Total	$1,122,882	$17,779	$(113)	$1,140,548

Reported as:
Cash equivalents	$172,848	$—	$—	$172,848
Short-term investments	376,105	7,939	(8)	384,036
Long-term investments	573,929	9,840	(105)	583,664

Total	$1,122,882	$17,779	$(113)	$1,140,548

Due within one year	$548,953	$7,939	$(8)	$556,884
Due between one and two years	422,016	7,409	(42)	429,383
Due after two years	151,913	2,431	(63)	154,281

Total	$1,122,882	$17,779	$(113)	$1,140,548

     The Company recognized realized gains from the sale of available-for-sale securities of $12.0 million, $0.4 million and $5.5 million in 2003, 2002 and 2001, respectively. The gain in 2002 is net of a $5.0 million impairment charge on available-for-sale securities recognized in the quarter ended September 30, 2002 for declines in value that were deemed to be other than temporary. The cost of a security sold is based on the specific identification method.

     The Company had restricted cash of $30.8 million as of December 30, 2003 related to the establishment of a trust to secure our indemnification obligations to certain directors and officers and lines of credits for facility leases. The Company established a trust in the amount of $25.0 million to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. The Company can terminate the trust at the five-year anniversary of establishment and each five-year anniversary thereafter. Upon termination, the Company has the right to any amounts remaining in the trust. The trust corpus is restricted cash and is reported as a long-term asset. The $25.0 million is invested per the Company’s investment policy and the investments are classified as available-for-sale; therefore, any changes in valuation are reflected on the balance sheet.

Note 8. Warranties

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

     Changes in the Company’s warranty reserve during the year ended December 31, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$32,358
Provisions made during the year	31,502
Actual costs incurred during the year	(28,536)

Balance as of December 31, 2003	$35,324

Note 9. Commitments

     Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2014. Rental expense for 2003, 2002 and 2001, was approximately $26.5 million, $17.1 million and $15.0 million, respectively.

     Future minimum payments under the noncancellable operating leases consist of the following (in thousands):

December
31, 2002

2004	$26,049
2005	24,068
2006	24,048
2007	23,383
2008	23,401
Thereafter	90,928

Total minimum lease payments	$211,877

Note 10. Stockholders’ Equity

     Stock Option Plans

     Amended and Restated 1996 Stock Option Plan

     The Company’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant. Nonstatutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no nonstatutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 1996 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. Juniper Networks has authorized 146,623,000 shares of common stock for issuance under the 1996 Plan. At December 31, 2003, 33,133,000 shares were available for future option grants or stock sales under the 1996 Plan.

     The 1996 Plan also provides for the sale of shares of common stock to employees and consultants at the fair value per share of the common stock. Shares issued to consultants are for the fair value of services previously rendered and are not contingent upon future events. Shares sold to employees are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give Juniper Networks the right to repurchase the shares at the original sales price upon termination of the employee. This right expires at a rate determined by the Board of Directors, generally at the rate of 25% after one year and 2.0833% per month thereafter. No shares were issued under the 1996 Plan in 2003, 2002 and 2001. At December 31, 2003 and 2002, zero and 24,000 shares were subject to repurchase rights under the 1996 Plan, respectively. At December 31, 2003 and 2002, 3,905,000 and 3,896,000 shares, respectively, had been repurchased under the 1996 Plan in connection with employee terminations.

     2000 Nonstatutory Stock Option Plan

     In July 2000, the Board of Directors adopted the Juniper Networks 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of nonstatutory stock options to employees, directors and consultants. Nonstatutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no nonstatutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 2000 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. As of December 31, 2003, Juniper Networks had authorized 44,362,000 shares of common stock for issuance under the 2000 Plan. At December 31, 2003, 10,804,000 shares were available for future option grants under the 2000 Plan.

     Micro Magic, Inc. 1995 Stock Option Plan and 2000 Stock Option Plan

     In connection with the acquisition of Micro Magic, Inc. in December 2000, the Company assumed all outstanding options under the Micro Magic, Inc. 1995 Stock Option Plan and the Micro Magic, Inc. 2000 Stock Option Plan (collectively, the “MMI Plans”). The MMI Plans have been terminated except with respect to the options outstanding at the time of the acquisition. Options under the MMI Plans generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of 10 years. Juniper Networks has authorized an aggregate of 626,000 shares of common stock for issuance under the MMI Plans. No shares are available for future option grants under the MMI Plans. As of December 31, 2003, 111,000 shares were outstanding under the MMI Plans.

     Pacific Broadband Communications, Inc. 2000 Stock Incentive Plan and 2000 Subplan

     In connection with the acquisition of Pacific Broadband Communications, Inc. (“PBC”) in December 2001, the Company assumed all outstanding options under the PBC 2000 Stock Incentive Plan and 2000 Subplan (collectively, the “PBC Plans”). Options under the PBC Plans generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of 10 years. Juniper Networks has authorized an aggregate of 1,443,000 shares of common stock for issuance under the PBC Plans. No shares are available for future option grants under the PBC Plans. As of December 31, 2003, 307,000 shares were outstanding under the PBC Plans.

     Unisphere Networks, Inc. 1999 Stock Incentive Plan

     In connection with the acquisition of Unisphere in July 2002, the Company assumed all outstanding options under the Unisphere Amended and Restated 1999 Incentive Plan (the “Unisphere Plan”). Options under the Unisphere Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of 10 years. Juniper Networks has authorized an aggregate of 26,051,000 shares of common stock for issuance under the Unisphere Plan. No shares are available for future option grants under the Unisphere Plans. As of December 31, 2003, 12,123,000 shares were outstanding under the Unisphere Plan.

     Option activity under all option plans is summarized as follows:

	Outstanding Options

	Number of	Weighted-
	Shares (in	Average
	thousands)	Exercise Price

Balance at December 31, 2000	52,881	$39.96
Options granted and assumed	15,060	$33.22
Options exercised	(6,487)	$8.14
Options canceled	(28,968)	$69.25

Balance at December 31, 2001	32,486	$16.97
Options granted and assumed	64,210	$8.76
Options exercised	(6,187)	$3.14
Options canceled	(15,632)	$13.92

Balance at December 31, 2002	74,877	$10.71
Options granted and assumed	14,764	$13.06
Options exercised	(14,523)	$5.64
Options canceled	(6,726)	$13.58

Balance at December 31, 2003	68,392	$12.01

     The following schedule summarizes information about stock options outstanding under all option plans as of December 31, 2003 (in thousands)

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.019 – $5.65	19,560	6.7	$4.356	15,795	$4.071
$5.69 – $9.54	13,870	8.7	$6.654	3,406	$6.308
$9.62 – $10.31	15,205	8.4	$10.290	10,555	$10.299
$10.718 – $30.354	17,469	8.4	$20.818	6,440	$29.443
$31.8125 – $183.063	2,288	6.2	$54.168	2,107	$53.458

$0.019 – $183.063	68,392	7.9	$12.01	38,303	$12.968

     As of December 31, 2002 37,461,000 options were exercisable at an average exercise price of $11.92. As of December 31, 2001, 14,518,000 options were exercisable at an average exercise price of $14.12.

     Stock Option Exchange Program

     On October 25, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Juniper Networks employees were given the opportunity, if they chose, to cancel certain outstanding stock options previously granted to them with an exercise price equal to or greater than $10.00 in exchange for an equal number of replacement options to be granted at a future date, at least six months and one day from the cancellation date, which was November 26, 2001. Options granted to certain employees in two 50% increments in April 2001 and July 2001 were not eligible for exchange and, if an employee who received such grants elected to participate in the exchange program, those options were cancelled in their entirety as a condition to exchanging eligible options for replacement options. In addition, those employees electing to participate in the exchange program were required to exchange all options granted to such employees during the six-month period prior to the cancellation date (except for those options grants cancelled as described above). Under the exchange program, options for 23,827,000 shares of the Company’s common stock were tendered and canceled, of which 21,054,000 were eligible for replacement option grants. Each participant employee received, for each eligible option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option was the fair market value of the Company’s common stock on date of grant. The replacement options had terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting.

     Employee Stock Purchase Plan

     In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan is implemented in a series of offering periods, each six months in duration; provided, however, that the first offering period was approximately thirteen months in duration, ending on July 31, 2000. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective offering period.

     During 2003, 1,475,000 shares of common stock were purchased through the Purchase Plan at an average exercise price of $6.74 per share. As of December 31, 2003, a total of 3,062,000 shares had been issued under the Purchase Plan at an average price of $7.27 per share, and 8,938,000 shares remained available for future issuance under the Purchase Plan.

     Stock-Based Compensation

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based compensation plans. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has disclosed the pro forma fair value stock-based compensation information required by SFAS 123 in Note 2, “Summary of Significant Accounting Policies.” The fair value of each option granted or assumed through December 31, 2003 was estimated on the date of grant or date of assumption using the minimum value (before the Company went public) or the Black-Scholes method. The following shows the assumptions used to calculate the fair value of the Company’s stock-based awards:

	Year Ended December 31,

Employee Stock Options:	2003	2002	2001

Dividend yield	—	—	—
Volatility factor	81%	91%	117%
Risk-free interest rate	2.46%	2.22%	4.06%
Expected life	4.5 years	3.7 years	3 years
Purchase Plan:

	Year Ended December 31,

Employee Stock Options:	2003	2002	2001

Dividend yield	—	—	—
Volatility factor	81%	91%	117%
Risk-free interest rate	1.1%	1.42%	3.72%
Expected life	0.5 year	1 year	1 year

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The weighted average estimated fair value of employee stock options granted during 2003, 2002, and 2001 was $8.17, $4.85, and $24.42 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during 2003, 2002, and 2001 was $3.08, $10.44, and $56.30, respectively.

     Common Stock Reserved for Future Issuance

     At December 31, 2003, Juniper Networks had reserved an aggregate of 141,994,000 shares of common stock for future issuance under all its Stock Option Plans, the 1999 Employee Stock Purchase Plan and for future issuance upon conversion of convertible subordinated notes.

Note 11. 401(k) Plan

     Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees are eligible to participate on their first day of employment with Juniper Networks. Under the plan, employees may contribute up to 60% of their pretax salaries per year but not more than the statutory limits. Beginning January 1, 2001 Juniper Networks began matching employee contributions. The matching formula is $0.50 on the dollar up to 6% of eligible pay (up to an annual maximum of $2,000). All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $2.0 million, $2.0 million and $1.4 million in 2003, 2002 and 2001, respectively.

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

	Year Ended December 31,

	2003	2002	2001

Americas	$296,151	$300,022	$613,819
Europe, Middle East and Africa	186,436	131,139	171,639
Asia Pacific	218,806	115,386	101,564

Total	$701,393	$546,547	$887,022

     The Americas region includes net revenues from countries other than the United States of $28.1 million, $31.1 million and $42.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 13. Net Income (Loss) Per Share

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income (loss)	$39,199	$(119,650)	$(13,417)

Basic and diluted:
Weighted-average shares of common stock outstanding	382,302	351,289	321,625
Less: weighted-average shares subject to repurchase	(122)	(594)	(2,247)

Weighted-average shares used in computing basic net income (loss) per share	382,180	350,695	319,378
Effect of dilutive securities:
Shares subject to repurchase	122	—	—
Employee stock options	20,770	—	—

Weighted-average shares used in computing diluted net income (loss) per share	403,072	350,695	319,378

Basic net income (loss) per share	$0.10	$(0.34)	$(0.04)
Diluted net income (loss) per share	$0.10	$(0.34)	$(0.04)

     For 2002 and 2001, Juniper Networks excluded 11,510,000 and 16,570,000 common stock equivalents, respectively, consisting of outstanding stock options and shares subject to repurchase from the calculation of diluted loss per share because all such securities are antidilutive in that period due to the net loss. Employee stock options to purchase approximately 13,065,000 shares, 41,271,000 shares and 25,277,000 shares in 2003, 2002 and 2001, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. For 2003, 2002 and 2001, the Subordinate Notes were also excluded from the calculation of diluted loss per share because the effect of the assumed conversion of the notes is antidilutive. In addition, the Senior Notes were excluded from the calculation of the diluted loss per share in 2003 because the Senior Notes were not convertible by their terms.

Note 14. Income Taxes

     Significant components of the provision (benefit) for income taxes attributable to operations are as follows (in thousands):

	December 31,

	2003	2002	2001

Federal – Current	$—	$—	$1,181
State – Current	998	750	1,086
Foreign – Current	7,984	3,750	2,681
Income tax benefits attributable to employee stock plan activity allocated to stockholders’ equity	10,813	—	25,006

Total provision for income taxes	$19,795	$4,500	$29,954

     Pretax income from foreign operations was $21.2 million, $7.4 million, and $13.8 million for fiscal years 2003, 2002, and 2001, respectively.

     Deferred income taxes reflect the net tax effects of tax carryforward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$56,908	$46,700
Research and other credit carryforwards	65,795	52,880
Deferred revenue	6,938	160
Property and equipment basis differences	15,759	10,660
Reserves and accruals not currently deductible	94,225	102,279
Other temporary differences	1,190	6,926

Total deferred tax assets	240,815	219,605
Valuation allowance	(207,782)	(179,764)

Net deferred tax asset	33,033	39,841
Deferred tax liability – deferred compensation and other	(33,033)	(39,841)

Net deferred tax assets	$—	$—

     Unused net operating loss and research and development tax credit carryforwards will expire at various dates beginning in the years 2021 and 2012, respectively. The Company has provided a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to tax losses caused by employee stock option exercises. The net valuation allowance increased by $28 million in the year ended December 31, 2003, and by $7.9 million in 2002. At December 31, 2003, approximately $162 million of the valuation allowance referenced above relates to the tax benefits of stock option deductions that will be credited to equity when realized. Of the remaining balance, $36.5 million relates to capital losses that will carry forward to offset future capital gains, and $9.4 million relates to acquired net operating losses that will be credited to goodwill when realized.

     The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income (loss) before taxes because of the following (in thousands):

	2003	2002	2001

Expected provision (benefit) at 35%	$20,648	$(40,303)	$5,788
Federal alternative minimum tax	—	—	—
State taxes, net of federal benefit	1,668	348	1,531
Foreign income at different tax rates	1,180	(91)	(3,034)
Nondeductible goodwill and in-process R&D	—	29,218	17,612
(Benefited) unbenefited operating and investment losses	1,705	15,299	16,557
Research and development credits	(6,456)	—	(8,756)
Other	1,050	29	256

Total	$19,795	$4,500	$29,954

     The IRS is currently auditing the Company’s federal income tax returns for fiscal years 1999 and 2000. Proposed adjustments have not been received for these years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company’s financial position or results of operations.

Note 15. Joint Venture

     During the quarter ended June 30, 2001, Juniper Networks and Ericsson A.B., through their respective subsidiaries, entered into a joint venture agreement to develop and market products for the wireless Internet infrastructure market and Juniper Networks began recording its 40% share of the joint venture’s loss. During 2002, the Company’s share of the joint venture’s loss totaled approximately $1.3 million, and is recorded as a single line item in the other income section of the statement of operations. As of December 31, 2002, the Company has no further obligations to fund this joint venture.

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

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. The plaintiffs lodged their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the Court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs’ third amended complaint is due February 24, 2004. There has been limited discovery to date and no trial is scheduled. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain products infringe four Toshiba patents, and seeking an injunction and unspecified damages. The Company believes that it has meritorious defenses to the claims and intends to defend the suit vigorously.

Note 17. Quarterly Results (Unaudited)

     The table below sets forth selected unaudited financial data for each quarter of the last two years (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2003
Net revenues	$157,207	$165,103	$172,128	$206,955
Gross margin	$95,856	$102,673	$109,189	$136,326
Restructuring and other	$—	$—	$13,985	$—
Amortization of purchased intangibles and deferred stock compensation	$7,522	$7,803	$1,998	$5,375
Operating income (loss)	$4,408	$10,857	$7,040	$34,706
Gain (loss) on retirement of convertible subordinated notes	$—	$4,888	$9,220	$(15,193)
Gain on sale of investments	$4,352	$4,387	$—	$—
Net income	$3,683	$13,578	$7,205	$14,733
Basic income (loss) per share	$0.01	$0.04	$0.02	$0.04
Year ended December 31, 2002
Net revenues	$122,219	$117,036	$152,026	$155,266
Gross margin	$72,223	$68,881	$83,161	$92,174
Restructuring and other	$—	$—	$22,830	$(2,601)
Amortization of purchased intangibles and deferred stock compensation	$15,275	$(6,362)	$8,727	$(3,336)
In-process research and development	$—	$—	$83,479	$—
Operating income (loss)	$(15,248)	$6,475	$(130,010)	$11,746
Gain on retirement of convertible subordinated notes	$—	$—	$62,855	$—
Loss on investments	$(30,600)	$—	$(19,851)	$—
Net income (loss)	$(46,003)	$6,231	$(88,330)	$8,452
Basic income (loss) per share	$(0.14)	$0.02	$(0.24)	$0.02

     Basic and diluted net losses per share are computed independently for each of the quarters presented, therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

Note 18. Subsequent Events

     In February 2004, Juniper Networks signed an agreement to acquire NetScreen Technologies, Inc., in a stock-for-stock merger transaction. Based upon Juniper Networks closing stock price of $29.47 on February 6, 2004, the deal has an approximate value of $4 billion. If the transaction is completed, Juniper Networks stock will be exchanged for NetScreen Technologies stock at a fixed exchange ratio of 1.404 shares of Juniper Networks common stock for each outstanding share of NetScreen Technologies common stock.

     The acquisition is expected to close in the second calendar quarter of 2004 and is subject to customary closing conditions, including approval by the stockholders of both companies and regulatory approvals.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b)	Changes in Internal Controls

There has been no significant change in our internal controls over the financial reporting that occurred during the last quarter of Fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required in this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2004 Annual Meeting of Stockholders. Information regarding our current executive officers in Part I of this Report on Form 10-K is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from our proxy statement.

ITEM 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2004 Annual Meeting of Stockholders.

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

Schedule	Page

Schedule II – Valuation and Qualifying Account	71

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits

See Exhibit Index on page 72 of this report.

(b)	Reports on Form 8-K

None filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 20th day of February 2004.

Juniper Networks, Inc.

By:	/s/ Marcel Gani

Marcel Gani
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mitchell     Gaynor and Marcel Gani, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the date indicated have signed this report below.

Signature	Title	Date

/s/ Scott Kriens Scott Kriens	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 20, 2004

/s/ Marcel Gani Marcel Gani	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2004

/s/ Pradeep Sindhu Pradeep Sindhu	Chief Technical Officer and Vice Chairman of Board	February 20, 2004

/s/ Robert M. Calderoni Robert M. Calderoni	Director	February 20, 2004

/s/ Kenneth Goldman Kenneth Goldman	Director	February 20, 2004

/s/ William R. Hearst III William R. Hearst III	Director	February 20, 2004

/s/ Vinod Khosla Vinod Khosla	Director	February 20, 2004

/s/ Kenneth Levy Kenneth Levy	Director	February 20, 2004

/s/ Stratton Sclavos Stratton Sclavos	Director	February 20, 2004

/s/ William R. Stensrud William R. Stensrud	Director	February 20, 2004

Juniper Networks, Inc.
Schedule II – Valuation and Qualifying Account
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at	Charged to	Recoveries
	beginning of	costs and	(Deductions),	Balance at
	year	expenses	net	end of year

Year ended December 31, 2003 Allowance for doubtful accounts	$8,328	$700	$178	$9,206
Year ended December 31, 2002 Allowance for doubtful accounts	$8,991	$7,757	$(8,420)	$8,328
Year ended December 31, 2001 Allowance for doubtful accounts	$3,727	$7,200	$(1,936)	$8,991

Exhibit Index

Exhibit Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.1	Form of Indenture by and between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1 No. 333-96171)

4.2	Form of Note (incorporated by reference to Exhibit 4.1 to Registrant’s registration statement on Form S-1 No. 333-96171)

4.3	Indenture, dated as of June 2, 2003, between the Company and Wells Fargo Bank Minnesota National Association (incorporated herein by reference to the Registrant’s registration statement on Form S-3 No. 333-106889)

4.4	Form of Note (included in Exhibit 4.3)

10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees (incorporated herein by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2003)

10.2	Amended and Restated 1996 Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-8 No. 333-57860)

10.3	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92088)

10.4	2000 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92086)

10.5	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 No. 333-92090)

10.5	Change of Control Agreement between Scott Kriens and the Registrant dated October 1, 1996 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.6	Change of Control Agreement between Marcel Gani and the Registrant dated February 18, 1997 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.7	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997 and Amendments One and Two to the agreement dated January 5, 1998 and March 2, 1998, respectively (incorporated herein by reference to Exhibit 10.8, 10.8.1 and 10.8.2, respectively, to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.8	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1 No. 333-76681)

10.9	Lease between Mathilda Associates LLC and the Registrant dated February 28, 2000 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 73)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002