Form 10-Q
period 2004-03-31
JUNIPER NETWORKS INC
filed 2004-05-03
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

     There were approximately 529,944,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of April 30, 2004.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$428,494	$365,606
Short-term investments	233,195	215,906
Accounts receivable, net	87,442	77,964
Prepaid expenses and other current assets	25,478	31,333

Total current assets	774,609	690,809
Property and equipment, net	243,550	244,491
Long-term investments	420,210	394,297
Restricted cash	30,835	30,837
Goodwill	983,397	983,397
Purchased intangible assets, net and other long-term assets	63,987	67,266

Total assets	$2,516,588	$2,411,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,229	$61,237
Accrued warranty	37,373	35,324
Other accrued liabilities	116,717	118,940
Deferred revenue	100,320	75,312

Total current liabilities	319,639	290,813
Convertible subordinated notes and other	158,403	157,841
Convertible senior notes	400,000	400,000
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	1,598,459	1,557,376
Deferred stock compensation	(755)	(1,228)
Accumulated other comprehensive income	5,421	4,414
Retained earnings	35,421	1,881

Total stockholders’ equity	1,638,546	1,562,443

Total liabilities and stockholders’ equity	$2,516,588	$2,411,097

(A) The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2004	2003
Net revenues:
Product	$194,184	$135,174
Service	29,869	22,033

Total net revenues	224,053	157,207
Cost of revenues:
Product	56,565	48,371
Service	17,454	12,980

Total cost of revenues	74,019	61,351

Gross profit	150,034	95,856
Operating expenses:
Research and development	46,630	43,470
Sales and marketing	43,540	32,984
General and administrative	8,865	7,472
Amortization of purchased intangible assets and deferred stock compensation(1)	4,129	7,522

Total operating expenses	103,164	91,448

Operating income	46,870	4,408
Interest and other income	4,986	9,252
Interest and other expense	(2,500)	(11,949)
Gain on sale of investments	—	4,352

Income before income taxes	49,356	6,063
Provision for income taxes	15,816	2,380

Net income	$33,540	$3,683

Net income per share:
Basic	$0.09	$0.01

Diluted	$0.08	$0.01

Shares used in computing net income per share:
Basic	394,496	375,549

Diluted	421,859	390,947

(1) Amortization of deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$12	$109
Research and development	388	1,662
Sales and marketing	60	327
General and administrative	13	122

Total	$473	$2,220

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$33,540	$3,683
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	8,603	12,867
Amortization of purchased intangibles, deferred stock compensation and debt issuance costs	4,599	8,300
Gain on sale of investments	—	(4,352)
Changes in operating assets and liabilities:
Accounts receivable	(9,478)	(6,007)
Prepaid expenses, other current assets and other long-term assets	5,915	(5)
Accounts payable	3,992	9,982
Accrued warranty	2,049	(410)
Other accrued liabilities	(1,463)	(17,068)
Deferred revenue	25,008	5,412

Net cash provided by operating activities	72,765	12,402
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(7,612)	(5,222)
Purchases of available-for-sale investments	(120,615)	(163,723)
Maturities and sales of available-for-sale investments	78,355	201,386
Decrease in restricted cash	2	—
Minority equity investments	(1,090)	—

Net cash (used in) provided by investing activities	(50,960)	32,441
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	41,083	11,064

Net cash provided by financing activities	41,083	11,064

Net increase in cash and cash equivalents	62,888	55,907
Cash and cash equivalents at beginning of period	365,606	194,435

Cash and cash equivalents at end of period	$428,494	$250,342

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or “the Company”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today, the Company’s products and services enable customers worldwide to create a competitive advantage by transforming the business of networking through securing networks against increasingly frequent and sophisticated attacks, leveraging networked applications and services that provide a competitive market advantage, and providing secure and tailored access to remote resources for customers and business partners. The Company sells and markets its products through its direct sales organization and value-added resellers.

Note 2. Summary of Significant Accounting Policies

     Stock-Based Compensation

     The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan. Pro forma information, net of the tax effect, follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income as reported	$33,540	$3,683
Add: amortization of deferred stock compensation included in reported net income, net of tax	293	1,376
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(15,500)	(17,481)

Pro forma net income (loss)	$18,333	$(12,422)

Basic net income (loss) per share:
As reported	$0.09	$0.01
Pro forma	$0.05	$(0.03)
Diluted net income (loss) per share:
As reported	$0.08	$0.01
Pro forma	$0.04	$(0.03)

     Guarantees

     Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued in November 2002. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002 if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other examples of the Company’s guarantees or indemnification arrangements include guarantees of product performance and standby letters of credits for certain lease facilities. The Company has not recorded a liability related to these indemnification and guarantee provisions. The Company implemented the provisions of FIN 45 as of January 1, 2003 and it has not had any significant impact on the Company’s financial position, results of operations or cash flows. In addition, the Company does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows in the future.

     Derivatives

     It is the Company’s policy to use derivatives to partially offset its market exposure to fluctuations in foreign currencies. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” the Company recognizes these derivatives on the balance sheet at fair value. The Company does not enter into derivatives for speculative or trading purposes.

     The Company uses foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, and British Pound. These derivatives are designated as cash flow hedges under SFAS 133, and have maturities between one and two months.

     For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the quarter ended March 31, 2004, in other income/(expense) on our consolidated statement of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statement of operations at that time. For the quarter ended March 31, 2004, there were no such net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

     Additionally, the Company uses derivatives to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated primarily in the Euro, Japanese Yen and British Pound. These derivatives are carried at fair value with changes recorded in other income/(expense). Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

Note 3. Restructuring Expenses

     The following restructuring charges are based on Juniper Networks’ restructuring plans that have been committed to by management. Any changes to the estimates of executing the approved plans will be reflected in Juniper Networks’ results of operations.

     2003 Plan

     In the third quarter of 2003, the Company announced that it is no longer developing its G-series CMTS products and recorded a one-time charge that was comprised of workforce reduction costs, non-inventory asset impairment, vacating facilities costs, the costs associated with termination of contracts and other related costs. The Company’s Board of Directors approved the restructuring charge and expects that the plan will facilitate the focus on core competencies and reducing cost structure. These charges are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table shows the breakdown of the restructuring charge and the liability remaining as of March 31, 2004 (in thousands):

5

		Non-cash	Cash	Remaining liability
	Initial charge	charges	payments	as of March 31, 2004
Workforce reduction	$5,550	$(744)	$(4,085)	$721
Asset impairment	2,887	(2,887)	—	—
Facilities	3,455	—	(475)	2,980
Contractual commitments and other charges	2,093	—	(1,385)	708

Total	$13,985	$(3,631)	$(5,945)	$4,409

     The workforce reduction related primarily to the termination of 76 employees that were mainly located in the Americas and Europe regions. We expect to pay the remaining balance of the severance accrual by the end of the second quarter of 2004. Non-inventory asset impairment was primarily for long-lived assets that were no longer needed as a result of our decision to cease further development of the product line. Facility charges consist primarily of the cost of vacating facilities that were dedicated to the development of the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using our risk-adjusted borrowing rate. Amounts related to the net facility charge are included in other accrued liabilities and will be paid over the respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Other contractual commitments and other charges consist primarily of carrying and obsolete material charges from our contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and costs to satisfy end-of-life commitments in certain customer contracts. All of these costs were included as a charge to the results of operations in the quarter ended September 30, 2003.

     2002 Plans

     Restructuring Plan Related to Unisphere Acquisition

     During the third quarter of 2002, in connection with the acquisition of Unisphere, Juniper Networks’ Board of Directors approved and management initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. The adjusted worldwide workforce reduction charge related principally to the termination of 220 employees across many regions, business functions and job classes. The non-inventory asset impairment was primarily for long-lived assets that were no longer needed as a result of the Unisphere acquisition. The adjusted facility charge consisted primarily of the cost of vacating duplicate facilities and the impairment cost of certain leasehold improvements. These costs are accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and were included as a charge to the results of operations for the year ended December 31, 2002. The following table shows the breakdown of the restructuring charge and the liability remaining as of March 31, 2004 (in thousands):

	Initial		Non-cash	Cash	Remaining liability
	charge	Adjustments	charges	payments	as of March 31, 2004
Workforce reduction	$10,522	$(1,547)	$—	$(8,975)	$—
Asset impairment	944	—	(944)	—	—
Consolidation of excess facilities	6,083	(1,054)	—	(2,236)	2,793

Total	$17,549	$(2,601)	$(944)	$(11,211)	$2,793

     Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through 2009. The Company’s estimated costs to exit these facilities are based on available commercial rates for potential subleases.

     Acquisition Costs Related to Unisphere Acquisition

     Juniper Networks recorded $14.8 million of similar restructuring costs in connection with restructuring the Unisphere organization. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere and, accordingly, were included as an increase to goodwill. As of March 31, 2004, there was $6.3 million remaining to be paid primarily for facilities, which will be paid over the respective lease terms through 2009, and professional services.

     2001 Plan

     In June 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses. As of March 31, 2004, there was $0.2 million remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2006.

Note 4. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s purchased intangibles assets with definite lives (in thousands):

		Accumulated
	Gross	Amortization	Net
As of March 31, 2004
Technology	$75,359	$(35,758)	$39,601
Other	10,576	(5,371)	5,205

Total	$85,935	$(41,129)	$44,806

As of December 31, 2003
Technology	$75,359	$(32,689)	$42,670
Other	10,576	(4,784)	5,792

Total	$85,935	$(37,473)	$48,462

     Amortization expense of purchased intangible assets of $3.7 million and $5.3 million were included in operating expenses for the quarters ended March 31, 2004 and 2003, respectively.

     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2004 (remaining nine months)	$10,369
2005	13,425
2006	12,812
2007	7,150
2008	1,050

Total	$44,806

     The Company performed its annual impairment analysis as of November 2003 and determined that there was no impairment of the goodwill at that time. There were no impairment indicators during the quarter ended March 31, 2004.

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

     Changes in the Company’s warranty reserve during the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	As of March 31,
	2004	2003
Beginning balance	$35,324	$32,358
Provisions made during the three months	9,588	5,980
Actual costs incurred during the three months	(7,539)	(6,390)

Ending balance	$37,373	$31,948

Note 6. Equity Investments

     As of March 31, 2004 and December 31, 2003, the carrying values of the Company’s minority equity investments in privately held companies were $6.6 million and $5.7 million, respectively. During the quarter ended March 31, 2004, the Company made additional investments of $1.1 million in privately held companies and reclassified $0.2 million to available-for-sale investments.

Note 7. Segment Information

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Below are the Company’s net revenues by geographic theater (in thousands):

	Three Months Ended March 31,
	2004	2003
Americas	$96,478	$59,753
Europe, Middle East, and Africa	63,289	43,031
Asia Pacific	64,286	54,423

Total	$224,053	$157,207

     Net revenues attributable to the United States were $83.9 million and $52.2 million for the three months ended March 31, 2004 and 2003, respectively. Net revenues attributable to Japan were $35.4 million and $33.1 million for the three months ended March 31, 2004 and 2003, respectively.

     Two customers individually accounted for 16% and 10% of net revenues during the three months ended March 31, 2004 and 15% and 13% of net revenues during the three months ended March 31, 2003.

Note 8. Net Income Per Share

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$33,540	$3,683

Denominator:
Weighted-average shares of common stock outstanding	394,496	375,767
Weighted-average shares subject to repurchase	—	(218)

Denominator for basic net income per share	394,496	375,549
Common stock equivalents	27,363	15,398

Denominator for diluted net income per share	421,859	390,947

Consolidated net income applicable to common stockholders per share:
Basic	$0.09	$0.01

Diluted	$0.08	$0.01

     Employee stock options to purchase approximately 9,114,000 shares and 33,320,000 shares in the quarters ended March 31, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. For each of the periods presented, the 4.75% Convertible Subordinated Notes due March 15, 2007 (the “Subordinated Notes”) were also excluded from the calculation of diluted loss per share because the effect of the assumed conversion of the notes is antidilutive.

     The Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) were also excluded from the calculation of the diluted loss per share in 2004 because they were not convertible by their terms. The conversion price for our Senior Notes is $20.14 per share. However prior to December 31, 2007, a holder of a Senior Note can only convert into common stock if the closing sale price of our common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first day of a conversion period was more than 110% of the conversion price (or $22.15 per share). A conversion period begins on the 11th trading day of the fiscal quarter and ends on the 10th trading day of the following fiscal quarter. The conversion test of the Senior Notes was met in April 2004.

Note 9. Other Comprehensive Income

     Other comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$33,540	$3,683
Less: realized gain on sale of equity investments	—	(4,352)
Unrealized gains on equity investments and available-for-sale investments	758	2,644
Foreign currency translation gains (losses)	248	(13)

Total comprehensive income	$34,546	$1,962

Note 10. Legal Proceedings

     The Company is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable. An adverse result in one or more matters could negatively affect our results in the period in which they occur.

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

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the judge granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held on September 12, 2003. In March 2004, the judge granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. The plaintiffs lodged their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the Court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs have indicated that they intend to file a third amended complaint. There has been limited discovery to date and no trial is scheduled. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. The Company believes that it has meritorious defenses to the claims and intends to defend the suit vigorously.

Note 11. Subsequent Events

     Subordinated Notes Redemption

     In April, the Company called for redemption on May 12, 2004, of the remaining outstanding balance of its Subordinated Notes in the principal amount of $142.1 million. Holders may convert their Subordinated Notes called for redemption into shares of Juniper Networks common stock at a price of approximately $163.9559 per share, or 6.0992 shares of Juniper Networks common stock per $1,000 principal amount of the Subordinated Notes. Cash will be paid in lieu of fractional shares. Alternatively, holders may have their Subordinated Notes that have been called for redemption, redeemed on May 12, 2004. Upon redemption, holders will receive a total of approximately $1,027.7489 per $1,000 principal amount of the Subordinated Notes, consisting of the redemption price of $1,020.36 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest from March 15, 2004 up to but not including May 12, 2004 of approximately $7.3889.

     NetScreen Acquisition

     On April 16, 2004, the Company completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”) for a preliminary purchase price of $4.2 billion. The acquisition of NetScreen will enable Juniper Networks to provide customers with a broader portfolio of networking and security solutions. The acquisition will be accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Interim Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K and the Joint Proxy/Prospectus included in the Registration Statement on Form S-4 filed with the SEC and declared effective on March 11, 2004. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

     Overview of the Business

     Juniper Networks, Inc. (“Juniper Networks,” “we,” “us” or “our”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today, our products and services enable customers worldwide to create a competitive advantage by transforming the business of networking through securing networks against increasingly frequent and sophisticated attacks, leveraging networked applications and services that provide a competitive market advantage, and providing secure and tailored access to remote resources for customers and business partners. We sell and market our products through our direct sales organization and value-added resellers.

     On April 16, 2004, we completed our acquisition of NetScreen Technologies, Inc. (“NetScreen”) for a preliminary purchase price of $4.2 billion. The acquisition of NetScreen will enable us to provide customers with a broader portfolio of networking and security solutions. The acquisition will be accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations.” The results of Netscreen will be included in our results of operations beginning on April 16, 2004 and will have a significant impact on revenues, cost of revenues and all operating expenses.

     Overview of the Results of Operations

     To aid in understanding our operating results for the three months ended March 31, 2004 and 2003, we believe an overview of the significant events that affected those periods and a discussion of the nature of the expenses is helpful.

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

     We realized savings in carrying and obsolete material charges from 2002 to 2003 and through the first quarter of 2004. The contract manufacturers procure components based on our build forecasts and if actual component usage is significantly lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges. Carrying and obsolete charges decreased during 2003 and through the first quarter of 2004 as the global economy and our product revenue continued to improve.

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

     Critical Accounting Policies and Estimates

     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts general and administrative expenses;

•	the valuation of exposures associated with the contract manufacturing operations and estimating future warranty costs, both of which impact cost of product revenues and gross margins; and

•	the provision for income taxes, which would impact our income tax expense.

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

     Beginning July 1, 2003, we recognized revenue on arrangements where products and services were bundled in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In applying the concepts of EITF 00-21, we must determine whether the deliverables are separable into multiple units of accounting. We allocate the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. The application of EITF 00-21 includes judgments whether the delivered item has value to the customer on a standalone basis and whether we have established objective and reliable evidence of fair value for the undelivered items. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values. In addition, our ability to recognize revenue in the future will be impacted by conditions imposed by our customers and by our assessment of collectibility. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is not reasonably assured, revenue is deferred until the payment is collected.

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

     Warranty Reserves

     We generally offer a one-year warranty on all of our hardware products as well as a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts, labor and 24-hour service center support. On occasion, the specific terms and conditions of those warranties vary. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, our estimates of anticipated rates of warranty claims and costs per claim. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

     Provision for Income Taxes

     Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, “Accounting for Income Taxes,” and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets has been established to reflect uncertainty regarding future realization of these assets, in part, due to the potential impact of future stock option deductions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities were less than the amount ultimately assessed, a further charge to expense would result.

     Results of Operations

     Net Revenues

     The following table shows product and service net revenues for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
		% of Net		% of Net
	2004	Revenues	2003	Revenues
Net revenues:
Product	$194,184	87%	$135,174	86%
Service	29,869	13%	22,033	14%

Total net revenues	$224,053	100%	$157,207	100%

     Net product revenues increased $59.0 million in the three months ended March 31, 2004 compared to the same period in 2003 primarily due to an increase in the demand for our products resulting from our customers expanding their networks for new applications and users. We did not experience any unusual pricing pressure during the three months ended March 31, 2004 or the three months ended March 31, 2003. The following table shows the change in chassis revenue units and ports shipped. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. Chassis revenue units and ports shipped are tracked to analyze customer trends and are used as indicators for potential network growth.

	Three Months Ended
	March 31,
	2004	2003
Chassis revenue units	1,318	1,085
Ports shipped	23,288	16,649

     Net service revenues increased $7.8 million in the three months ended March 31, 2004 compared to the same period in 2003 as a result of a larger installed base of customers and products. A majority of service revenue is from customers who previously purchased our products and enter into a service contract. Service contracts are typically for one-year renewable periods and revenue is recognized ratably over the service period. In addition to service contracts, service revenue is generated from providing professional and educational services, in which case the revenue is recognized as the services are performed.

     Siemens A.G. and Ericsson A.B. each accounted for equal to or greater than 10% of net revenues during the three months ended March 31, 2004 and 2003.

     The following table shows the percent of total net revenues by geographic theater (in thousands):

	Three Months Ended March 31,
	2004	2003
Americas	$96,478	$59,753
Europe, Middle East and Africa	63,289	43,031
Asia Pacific	64,286	54,423

Total	$224,053	$157,207

     Net revenues attributable to the United States were $83.9 million and $52.2 million for the three months ended March 31, 2004 and 2003, respectively. Net revenues attributable to Japan were $35.4 million and $33.1 million for the three months ended March 31, 2004 and 2003, respectively.

     The increase in total net revenues derived from the Americas as compared to other geographic theaters was due to the capital expenditure market in the United States improving.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended Margin 31,
	2004	GM %	2003	GM %
Cost of revenues:
Product	$56,565	71%	$48,371	64%
Service	17,454	42%	12,980	41%

Total cost of revenues	$74,019	67%	$61,351	61%

     Cost of product revenues increased $8.2 million in the three months ended March 31, 2004 compared to the same period in 2003. The seven point increase in the product gross margin was primarily due to improvements in standard costs as demonstrated by a 39% increase in standard costs in terms of absolute dollars, compared to a 44% increase in product net revenues in terms of absolute dollars. The increase in gross margins was also due to a decrease in carrying and obsolete material charges, partially offset by an increase in warranty expenses and other cost of goods sold.

     Cost of service revenues increased $4.5 million in the three months ended March 31, 2004 compared to the same period in 2003, while the service gross margins remained approximately the same. In absolute dollars, employee related expenses increased 44% and costs associated with spare parts increased by 33% period over period.

     Operating Expenses

     The following table shows operating expenses for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
		% of Net		% of Net
	2004	Revenues	2003	Revenues
Research and development	$46,630	21%	$43,470	28%
Sales and marketing	$43,540	19%	$32,984	21%
General and administrative	$8,865	4%	$7,472	5%
Amortization of purchased intangible assets	$3,656	2%	$5,302	3%
Amortization of deferred stock compensation	473	<1%	2,220	2%

Amortization of purchased intangible assets and deferred stock compensation	$4,129	2%	$7,522	5%

     The $3.2 million increase in research and development expenses was primarily due to the following increases from the three months ended March 31, 2003 to the three months ended March 31, 2004: 9% in personnel related expenses and 86% in prototype equipment expenses for product development. Personnel related expenses increased as we reinstated our bonus program in the second half of 2003 as business improved, and incurred additional employer taxes related to employee stock option exercises.

     The $10.6 million increase in sales and marketing expenses was primarily due to the following increases from the three months ended March 31, 2003 to the three months ended March 31, 2004: 35% in personnel related expenses and 75% in marketing related expenses. The increase in personnel related expenses was due to an increase in sales and marketing employees to support the growth in business, higher commissions as a result of the increase in revenue, additional employer taxes related to employee stock option exercises and the reinstatement of the bonus program. Marketing related expenses include costs for marketing events, advertising, and marketing programs for partners and customers.

     The $1.4 million increase in general and administrative expenses was primarily due to the following increases from the three months ended March 31, 2003 to the three months ended March 31, 2004: 46% in personnel related expenses and 53% in professional services. Personnel related expenses increased due to higher salaries and the reinstatement of the bonus program. Professional services increased due to higher legal fees.

     The $1.6 million decrease in amortization of purchased intangible assets was a result of the intangibles purchased through the Pacific Broadband Communications and Micro Magic, Inc. acquisition being fully amortized.

     The $1.7 million decrease in amortization of deferred stock compensation was due to employee terminations and the effect of the graded vesting method.

     Other Income and Expenses

     The following table shows other income and expenses for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Interest and other income	$4,986	$9,252
Interest and other expenses	$(2,500)	$(11,949)
Gain on sale of investments	$—	$4,352

     Interest and other income decreased $4.3 million as a result of lower cash, cash equivalents and investment balances during the year due to $792.0 million spent on the partial retirement of the 4.75% Convertible Subordinated Notes due March 15, 2007 (the “Subordinated Notes”) in 2003, partially offset by the $392.8 million in net proceeds received from the issuance of the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”).

     Interest and other expenses decreased $9.4 million as a result of the partial retirement of the Subordinated Notes in 2003.

     During the quarter ended March 31, 2003, we sold some of our equity investments in publicly traded companies that were classified as available-for-sale, which had a cost basis of approximately $2.1 million, and recognized a gain of approximately $4.4 million.

     Provision for Income Taxes

     We recorded tax provisions of $15.8 million and $2.4 million for the three months ended March 31, 2004 and 2003, or effective tax rates of 32% and 39%, respectively. The 2003 rate was higher because of an unfavorable geographic income/loss mix.

     The IRS is currently auditing the Company’s federal income tax returns for fiscal years 1999 and 2000. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company’s financial position or results of operations.

     Liquidity and Capital Resources

     Overview

     We have funded our business by issuing debt and equity securities and through our operating activities. The following table shows our capital resources (in thousands):

	March 31,	December 31,
	2004	2003
Cash and cash equivalents	$428,494	$365,606
Short-term investments	$233,195	$215,906
Long-term investments	$420,210	$394,297
Restricted cash	$30,835	$30,837
Working capital	$454,970	$399,996

     Working capital increased primarily due to cash provided by operations and the issuance of common stock through employee stock option exercises and stock purchase plans. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.

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

     Cash Requirements and Contractual Obligations

     As of March 31, 2004, our principal commitments consisted of obligations outstanding under operating leases, the Subordinated Notes and the Senior Notes. The contractual obligations under operating leases are primarily for our facilities.

     Interest is paid semi-annually on March 15 and September 15 for the Subordinated Notes at an annual rate of 4.75%. Anytime we retire a portion of the Subordinated Notes, the interest accrued on that portion is due. We paid $3.4 million in March 2004 for interest due on the Subordinated Notes.

     In April 2004, we called for redemption of the remaining $142.1 million principal amount of our Subordinated Notes. Holders may convert their Subordinated Notes called for redemption into shares of Juniper Networks common stock at a price of approximately $163.9559 per share, or 6.0992 shares of Juniper Networks common stock per $1,000 principal amount of the Subordinated Notes. Cash will be paid in lieu of fractional shares. Alternatively, holders may have their Subordinated Notes that have been called for redemption, redeemed on May 12, 2004. Upon redemption, holders will receive a total of approximately $1,027.7489 per $1,000 principal amount of the Subordinated Notes, consisting of the redemption price of $1,020.36 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest from March 15, 2004 up to but not including May 12, 2004 of approximately $7.3889.

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

     The conversion price for our Senior Notes is $20.14 per share. However prior to December 31, 2007, a holder of a Senior Note can only convert into common stock if the closing sale price of our common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first day of a conversion period was more than 110% of the conversion price (or $22.15 per share). A conversion period begins on the 11th trading day of the fiscal quarter and ends on the 10th trading day of the following fiscal quarter. The conversion test of the Senior Notes was met in April 2004.

     We do not have firm purchase commitments with our contract manufacturers; however, we do have potential contractual liabilities and exposures to the independent contract manufacturers, such as carrying costs and excess material exposures, in the event that they procure components and build products based on our build forecasts and the actual component usage and product sales are lower than forecast. As of March 31, 2004, we had accrued $13.3 million for potential exposures with our contract manufacturers, such as excess material and carrying costs.

     Operating Activities

     Net cash provided by operating activities was $72.8 million and $12.4 million for the three months ended March 31, 2004 and 2003, respectively. The cash provided by operating activities for each period was due to our net income adjusted by:

•	ongoing non-cash charges such as depreciation expense and amortization expenses for intangible assets, deferred compensation and debt costs; and

•	fluctuations in accounts receivable, prepaid and other current assets, long-term assets, accounts payables, accrued liabilities and deferred revenue.

     Cash provided by operations during the three months ended March 31, 2003 included a gain of $4.4 million from the sale of investments.

     Investing Activities

     Net cash used in investing activities was $51.0 million for the three months ended March 31, 2004. Net cash provided by investing activities was $32.4 million for the three months ended March 31, 2003. Recurring investing activities included capital expenditures of $7.6 million and $5.2 million, respectively. We have also made investments in securities classified as available-for-sale and sold investments to fund ongoing operations and the partial retirement of the Subordinated Notes. We also made minority equity investments in privately held companies of $1.1 million during the three months ended March 31, 2004.

     Financing Activities

     Net cash provided by financing activities was $41.1 million and $11.1 million for the three months ended March 31, 2004 and 2003, respectively. The cash provided during both periods was through the issuance of common stock related to employee option exercises and stock purchase plans.

     Factors That May Affect Future Results

We face intense competition that could reduce our market share and adversely affect our ability to generate revenues.

     Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco Systems, Inc., with other companies such as Alcatel S.A. and Nortel Networks Corporation providing products to a smaller segment of the market. In addition, a number of other small public or private companies have announced plans for new products to address the same challenges that our products address.

     Current and potential competitors in the security products market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for our security products:

•	firewall and virtual private networking, or VPN, software vendors, such as Check Point Software Technologies Ltd. and Symantec Corporation;

•	network equipment manufacturers, such as Cisco Systems, Inc., Lucent Technologies Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers, such as SonicWALL, Inc., WatchGuard Technologies, Inc. and Symantec Corporation;

•	secure sockets layer VPN vendors, such as Cisco Systems, Inc., F5 Networks, Inc. and Symantec Corporation;

•	intrusion detection system vendors, such as Internet Security Systems, Inc., Cisco Systems, Inc., Network Associates, Inc. and Enterasys Networks, Inc.;

•	low-cost network hardware suppliers with products that include network security functionality; and

•	emerging security companies that may position their systems as replacements for our products.

     If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and/or be required to reduce prices, which could result in reduced gross margins, and which could materially and adversely affect our business, operating results and financial condition.

We rely on distribution partners to sell our products, and disruptions to these channels could adversely affect our ability to generate revenues from the sale of our products.

     Our future success will be highly dependent upon establishing and maintaining successful relationships with a variety of distribution partners. We have entered into agreements with several value-added resellers, some of which also sell products that compete with our products. NetScreen, who we acquired in April 2004, derived 89.4% of its total revenues from value-added resellers and distributors in the three months ended December 31, 2003 and 92.1% in the fiscal year ended September 30, 2003. We expect our revenues to depend, in part, on the performance of these third-party distributors and resellers. The loss of or reduction in sales to these value-added resellers or distributors could materially reduce our revenues. If we fail to maintain relationships with these distribution partners, and/or fail to develop new relationships with resellers and distributors in new markets, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

Integration of past acquisitions and future acquisitions that we make could disrupt our business and harm our financial condition and may dilute the ownership of our stockholders.

     We have made, and may continue to make, acquisitions in order to enhance our business. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. For example, although we completed the acquisition of Unisphere Networks on July 1, 2002, integration of the products, product roadmap and operations is a continuing activity and will be for the foreseeable future. Our integration of NetScreen, which we acquired in April 2004, will require similar efforts and will also be a complex, time consuming and expensive process. Acquisitions may also require us to assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses.

     If we fail in our integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business and financial condition may be adversely affected.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results.

     Even though our customer base has increased substantially, a large portion of our net revenues depend on sales to a limited number of customers. During fiscal year 2003 and during the three months ended March 31, 2004, LM Ericsson Telefon AB and Siemens AG each accounted for greater than 10% of our net revenues. Ericsson was the only customer that accounted for greater than 10% of our net revenues during 2002. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations.

The fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues may harm our operating results.

     Fluctuating economic conditions, combined with our relatively limited operating history, make it difficult for us to accurately forecast revenue.

     We have experienced and expect, in the foreseeable future, to continue to experience limited visibility into our customers’ spending plans and capital budgets. This limited visibility complicates the revenue forecasting process. Additionally, many customers funded their network infrastructure purchases through a variety of debt and similar instruments and many of these same customers are carrying a significant debt burden and are experiencing reduced cash flow with which to carry the cost of the debt and the corresponding interest charges, which reduces their ability to both justify and make future purchases. The telecommunications industry has experienced consolidation and rationalization of its participants and this trend may continue. There have been adverse changes in the public and private equity and debt markets for telecommunications industry participants, which have affected their ability to obtain financing or fund capital expenditures. In some cases the significant debt burden carried by these customers has reduced their ability to pay for the purchases made to date. This has contributed, and will likely continue to contribute, to the uncertainty of the amounts and timing of capital expenditures, further limiting visibility and complicating the forecasting process.

     In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. If we do not achieve our expected revenues, our operating results will be below our expectations and those of investors and market analysts, which could cause the price of our common stock to decline.

Our products are highly technical and if they contain undetected software or hardware errors, our business could be adversely affected.

     Our products are highly technical and complex and may contain undetected errors or defects. Some errors may only be discovered after a product has been installed and used by end customers. Any errors discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

     Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those of our customers’ networks, orders for our products could be cancelled or our products could be returned. This would also damage our reputation, which could seriously harm our business and prospects.

Traditional telecommunications companies generally require more onerous terms and conditions of their vendors. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that may have an adverse effect on our business.

     Traditional telecommunications companies, because of their size, generally have had greater purchasing power and, accordingly, have requested and received more favorable terms, which often translate into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect our ability to recognize revenue and have an adverse effect on our business and financial condition.

     In addition, many customers in this class have purchased products from other vendors who promised certain functionality and failed to deliver such functionality and/or had products that caused problems and outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may affect our ability to recognize the revenues from such sales, which may negatively affect our business and our financial condition.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

     We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate the market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate and develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.

Our ability to develop, market and sell products could be harmed if we are unable to retain or hire key personnel.

     Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. Even though the depth of our employee base has increased, the loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of, and negatively impact our ability to develop, market, sell, or support, our products.

If we fail to accurately predict our manufacturing requirements, it could incur additional costs or experience manufacturing delays which would harm our business.

     We do not have long-term contracts with our contract manufacturers. Accordingly, such contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. In addition, lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time. We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations.

     With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. We currently purchase several key components, including ASICs, from single or limited sources. For example, IBM is our sole ASIC supplier for infrastructure products and Toshiba America Electronic Components, Inc. is our sole ASIC supplier for security products. In the event of a component shortage or supply interruption, we may not be able to develop alternate or second sources in a timely manner, which could hurt our ability to deliver products to customers. If we are unable to buy these components on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business.

We are dependent on contract manufacturers with whom we do not have long-term supply contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

     We depend on independent contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products. We do not have long-term supply contracts with such manufacturers and if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers could be delayed which could adversely affect our business and financial results.

Litigation regarding intellectual property rights may be time consuming and require a significant amount of resources to prosecute, defend or make our products non-infringing.

     Third parties have asserted and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our products. For example, in 2003, Toshiba Corporation filed a lawsuit against us, alleging that our products infringe certain Toshiba patents. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

We are a party to lawsuits, which, if determined adversely to us, could require us to pay damages which could harm our business and financial condition.

     We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. There can be no assurance that actions that have been brought against us or may be brought against us will be resolved in our favor. Regardless of whether they are in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to defend or resolve. Any losses resulting from these claims could adversely affect our profitability and cash flow.

We might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

     Because our security products and services provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our products’ security measures could misappropriate the confidential information or other property of end customers using our products, or interrupt their operations. If that happens, affected end customers or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by our service and support organizations. Provisions in our contracts relating to warranty disclaimers and liability limitations may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management’s attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all.

The long sales and implementation cycles for our products, as well as our expectation that some customers will sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly from quarter to quarter.

     A customer’s decision to purchase certain of our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. Throughout the sales cycle, we may spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer’s network environment and the degree of hardware and software configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

Our products incorporate and rely upon licensed third-party technology and if licenses of third-party technology do not continue to be available to us or become very expensive, our revenues and ability to develop and introduce new products could be adversely affected.

     We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition and results of operations.

A breach of network security could harm public perception of our security products, which could cause us to lose revenues.

     If an actual or perceived breach of network security occurs in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose current and potential end customers or cause us to lose current and potential value-added resellers and distributors. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

Due to the global nature of our operations, economic or social conditions or changes in a particular country or region could adversely affect our sales or increase our costs and expenses, which would have a material adverse impact on our financial condition.

     We conduct significant sales and customer support operations directly and indirectly through our distributors and resellers in countries outside of the United States and also depend on the operations of our contract manufacturers and suppliers that are located outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

If our restructuring initiatives are not sufficient to meet industry and market conditions and to achieve future profitability, we may undertake additional restructuring initiatives, which may adversely affect our business, operating results and financial condition.

     In response to industry and market conditions, we restructured our business and reduced our workforce. The assumptions underlying those restructuring efforts will be assessed on an ongoing basis and may prove to be inaccurate. In that case, we may have to restructure our business in the future to achieve certain cost savings and to strategically realign our resources.

     While restructuring, we have assessed, and will continue to assess, whether we should further reduce our workforce and facilities, and we have reviewed the recoverability of our tangible and intangible assets, including the land purchased by us in January 2001. Any such decisions may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write-downs, and contractual settlements. Additionally, estimates and assumptions used in asset valuations are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets. As a result, future market conditions may result in further charges for the write down of tangible and intangible assets.

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

     The majority of our revenues and expenses are transacted in US Dollars. We also have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Hong Kong Dollar, British Pound and the Euro, related to our sales and service operations outside of the United States. An increase in the value of the US Dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in US Dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

     Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. If our attempts to hedge against these risks are not successful, our net income could be adversely impacted.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.

     The factors that may affect the unpredictability of our quarterly results include limited visibility into customer spending plans, changing market conditions, including some customer and potential customer bankruptcies, changes in the mix of products sold and long sales and implementation cycles.

     As a result, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below the expectations of securities analysts and investors in which case the price of our common stock may decline.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.

     Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to continue to implement improved systems and processes, our ability to manage our business and results of operations may be negatively affected.

We sell our products to customers that use those products to build networks and IP infrastructure and, if the network and IP systems do not continue to grow, then our business, operating results and financial condition will be adversely affected.

     A substantial portion of our business and revenue depends on the growth of IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending, which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business and financial results.

Governmental regulations affecting the import or export of products could negatively affect our revenues.

     The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required export approval of encryption technologies could harm our international and domestic sales and adversely affect our revenues.

Regulation of the telecommunications industry could harm our operating results and future prospects.

     The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could include matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating result and financial condition.

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

     The following table presents the hypothetical changes in fair value of the financial instruments held at March 31, 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest				Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			Fair Value as of March	Rate Increase of X BPS
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	31, 2004	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$167,746	$166,880	$166,013	$165,147	$164,280	$163,414	$162,547
Corporate bonds and notes	407,307	405,043	402,778	400,513	398,249	395,984	393,719
Asset backed securities and other	255,355	255,107	254,858	254,610	254,361	254,112	253,864

Total	$830,408	$827,030	$823,649	$820,270	$816,890	$813,510	$810,130

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

     Foreign Currency Risk and Foreign Exchange Forward Contracts.

     It is the Company’s policy to use derivatives to partially offset its market exposure to fluctuations in foreign currencies. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” the Company recognizes these derivatives on the balance sheet at fair value. The Company does not enter into derivatives for speculative or trading purposes.

     The Company uses foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, and British Pound. These derivatives are designated as cash flow hedges under SFAS 133, and have maturities between one and two months. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with creditworthy financial institutions.

     For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the quarter ended March 31, 2004, in other income/(expense) on our consolidated statement of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statement of operations at that time. For the quarter ended March 31, 2004, there were no such net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

     Additionally, the Company uses derivatives to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated primarily in the Euro, Japanese Yen and British Pound. These derivatives are carried at fair value with changes recorded in other income/(expense).

Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

     We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of March 31, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls: There has been no significant change in our internal controls over the financial reporting that occurred during the first quarter of Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable. Although the Company does not expect that such legal claims and litigation will ultimately have a material adverse effect on the Company’s consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

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

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the judge granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the judge granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held on September 12, 2003. In March 2004, the judge granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the judge sustained defendants’ demurrers with leave to amend. The plaintiffs lodged their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the Court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs have indicated that they intend to file a third amended complaint. There has been limited discovery to date and no trial is scheduled. The Company continues to believe the claims are without merit and intends to defend the action vigorously.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. The Company believes that it has meritorious defenses to the claims and intends to defend the suit vigorously.

Item 6. Exhibits and Report on Form 8-K

     (a) List of Exhibits:

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

Report Date	Description of Document
February 9, 2004	The Company filed a Current Report on Form 8-K to report, under Item 5 thereof, that the Company announced that it has agreed to acquire NetScreen Technologies, Inc. in a stock for stock merger transaction.

February 12, 2004	The Company filed a Current Report on Form 8-K to report, under Item 5 thereof, that the Company announced that it has entered into an Agreement and Plan of Reorganization with Nerus Acquisition Corp. and NetScreen Technologies, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc. May 3, 2004

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