Form 10-Q
period 2004-06-30
JUNIPER NETWORKS INC
filed 2004-08-05
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	(Mark one) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     There were approximately 533,986,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of July 30, 2004.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$675,905	$365,606
Short-term investments	308,425	215,906
Accounts receivable, net	140,650	77,964
Prepaid expenses and other current assets	62,641	31,333

Total current assets	1,187,621	690,809
Property and equipment, net	257,583	244,491
Long-term investments	485,487	394,297
Restricted cash	31,067	30,837
Goodwill	4,421,838	983,397
Purchased intangible assets, net and other long-term assets	295,925	67,266

Total assets	$6,679,521	$2,411,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,799	$61,237
Accrued warranty	41,081	35,324
Other accrued liabilities	185,541	118,940
Deferred revenue	162,492	75,312

Total current liabilities	481,913	290,813
Other long-term liabilities and convertible subordinated notes	48,280	157,841
Convertible senior notes	400,000	400,000
Commitments and contingencies
Stockholders’ equity:
Common stock and additional-paid-in capital	5,797,219	1,557,376
Deferred stock compensation	(69,205)	(1,228)
Accumulated other comprehensive income	(1,553)	4,414
Retained earnings	22,867	1,881

Total stockholders’ equity	5,749,328	1,562,443

Total liabilities and stockholders’ equity	$6,679,521	$2,411,097

(A) The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Product	$263,670	$141,067	$457,854	$276,241
Service	43,229	24,036	73,098	46,069

Total net revenues	306,899	165,103	530,952	322,310
Cost of revenues:
Product	73,887	48,803	130,452	97,174
Service	22,883	13,627	40,337	26,607

Total cost of revenues	96,770	62,430	170,789	123,781

Gross margin	210,129	102,673	360,163	198,529
Operating expenses:
Research and development	58,093	43,007	104,723	86,477
Sales and marketing	75,657	33,710	119,197	66,694
General and administrative	17,371	7,296	26,236	14,768
In-process research and development	27,500	—	27,500	—
Integration costs	5,087	—	5,087	—
Restructuring costs	(3,835)	—	(3,835)	—
Amortization of purchased intangibles and deferred stock compensation (1)	35,060	7,803	39,189	15,325

Total operating expenses	214,933	91,816	318,097	183,264

Operating income (expense)	(4,804)	10,857	42,066	15,265
Interest and other income	5,309	10,017	10,295	19,269
Interest and other expense	(1,480)	(12,354)	(3,980)	(24,303)
Gain (loss) on redemption of convertible subordinated notes	(4,107)	4,888	(4,107)	4,888
Gain on sale of investments	—	4,387	—	8,739

Income (loss) before income taxes	(5,082)	17,795	44,274	23,858
Provision for income taxes	7,472	4,217	23,288	6,597

Net income (loss)	$(12,554)	$13,578	$20,986	$17,261

Net income (loss) per share:
Basic	$(0.02)	$0.04	$0.05	$0.05

Diluted	$(0.02)	$0.03	$0.04	$0.04

Shares used in computing net income (loss) per share:
Basic	506,189	379,032	450,343	377,291

Diluted	506,189	399,542	489,738	395,245

(1) Amortization of deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$1,283	$130	$1,295	$239
Research and development	8,733	1,850	9,121	3,512
Sales and marketing	7,718	373	7,778	700
General and administrative	1,094	147	1,107	269

Total	$18,828	$2,500	$19,301	$4,720

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$20,986	$17,261
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	18,712	24,661
Amortization of purchased intangibles, deferred stock compensation and debt issuance costs	42,557	17,002
In-process research and development	27,500	—
Gain on sale of investments	—	(8,739)
Loss (gain) on redemption of convertible subordinated notes	4,107	(4,888)
Changes in operating assets and liabilities:
Accounts receivable, net	(34,742)	4,734
Prepaid expenses, other current assets and other long-term assets	(16,242)	775
Accounts payable	8,151	9,835
Accrued warranty	5,757	(631)
Other accrued liabilities	41,302	3,489
Deferred revenue	73,689	9,173

Net cash provided by operating activities	191,777	72,672
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(19,680)	(9,505)
Purchases of available-for-sale investments	(348,140)	(477,689)
Maturities and sales of available-for-sale investments	520,221	431,676
Increase in restricted cash	(90)	(25,000)
Minority equity investments	(1,180)	(900)
Cash and cash equivalents acquired in connection with the NetScreen acquisition, net of cash paid	40,889	—

Net cash provided by (used in) investing activities	192,020	(81,418)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	71,469	35,107
Proceeds from issuance of convertible senior notes	—	392,750
Redemption of convertible subordinated notes	(144,967)	(97,053)

Net cash (used in) provided by financing activities	(73,498)	330,804

Net increase in cash and cash equivalents	310,299	322,058
Cash and cash equivalents at beginning of period	365,606	194,435

Cash and cash equivalents at end of period	$675,905	$516,493

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or “the Company”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today, the Company provides its customers with superior networking and security solutions. Juniper Networks is dedicated to customers who derive strategic value from their networks, including global network operators, enterprises, government agencies and research and educational institutions. The Company sells and markets its products through its direct sales organization, value-added resellers and distributors.

     In April 2004, Juniper Networks completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”). NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. The acquisition enabled the Company to expand its customer base and portfolio of products, which resulted in two groups of networking products: infrastructure products, which consist largely of the original Juniper Networks products, and security products, which consist largely of the former NetScreen products. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the Company has included in its results of operations, for the three and six months ended June 30, 2004, the results of NetScreen beginning on April 16, 2004.

Note 2. Summary of Significant Accounting Policies

     Interim Financial Statements

     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     Revenue Recognition

     Juniper Networks recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless the Company has future obligations for such things as customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, the Company recognizes product revenue upon shipment to its customers, including value-added resellers (“VAR”), as it is the Company’s practice to identify an end user prior to shipment to a VAR. The Company defers revenues on sales to its distributors until the Company has information indicating that the distributor has sold the products to its customers.

     Juniper Networks also recognizes revenue from service contracts. A vast majority of the Company’s service revenue is earned from customers who have purchased its products. Service revenue contracts are typically for one-year renewable periods and are for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts, the Company also provides professional and educational services. Service revenue is deferred until the services commence, at which point the service revenue is recognized as the services are completed, or ratably over the period of the obligation.

     On arrangements where products and services are bundled, the Company determines whether the deliverables are separable into multiple units of accounting. The Company allocates the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition.

     The Company accrues for sales returns and other allowances based on its best estimate of future returns and other allowances. In addition, the Company’s agreements with distributors provide for stock rotation and price protection rights subject to contractual limitations. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to a credit on certain purchases in the event of decreases in the prices of the Company’s products. The Company accrues for these credits based on its estimates of the value of the stock rotations and price protection.

     Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

     Stock-Based Compensation

     The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income (loss). The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan. Pro forma information, net of the tax effect, follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(12,554)	$13,578	$20,986	$17,261
Add: amortization of deferred stock compensation included in reported net income, net of tax	11,673	1,550	11,967	2,926
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(23,506)	(18,277)	(39,006)	(35,758)

Pro forma net loss	$(24,387)	$(3,149)	$(6,053)	$(15,571)

Basic net income (loss) per share:
As reported	$(0.02)	$0.04	$0.05	$0.05
Pro forma	$(0.05)	$(0.01)	$(0.01)	$(0.04)
Diluted net income (loss) per share:
As reported	$(0.02)	$0.03	$0.04	$0.04
Pro forma	$(0.05)	$(0.01)	$(0.01)	$(0.04)

     Guarantees

     Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002 if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other examples of the Company’s guarantees or indemnification arrangements include guarantees of product performance and standby letters of credits for certain leased facilities. The Company has not recorded a liability related to these indemnification and guarantee provisions. The Company implemented the provisions of FIN 45 as of January 1, 2003 and it has not had any significant impact on the Company’s financial position, results of operations or cash flows.

     Derivatives

     It is the Company’s policy to use derivatives to partially offset its market exposure to fluctuations in foreign currencies. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company recognizes these derivatives on the balance sheet at fair value. The Company does not enter into derivatives for speculative or trading purposes.

     The Company uses foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, and British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, and have maturities between one and two months.

     For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three months ended June 30, 2004, in other income/(expense) on our condensed consolidated statement of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the condensed consolidated statement of operations at that time. For the three months ended June 30, 2004, there were no such net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

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

Note 3. NetScreen Business Combination

     In April 2004, Juniper Networks completed its acquisition of NetScreen. The acquisition enabled the Company to expand its customer base and portfolio of products, which resulted in two groups of networking products: infrastructure products, which consist largely of the original Juniper Networks products, and security products, which consist largely of the former NetScreen products. As a result of the acquisition, the Company modified its engineering organizational structure to design, develop and support these two product groups, however the cost structure remained unchanged. The acquisition resulted in the issuance of 132 million shares of the Company’s common stock with a fair value of approximately $3,651.2 million to the former stockholders of NetScreen. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. Juniper Networks also assumed all of the outstanding NetScreen stock options with a fair value of approximately $520.5 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 3 years for expected life, 2.5% for the risk-free interest rate and a market value of Juniper Networks common stock of $27.64 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $13.4 million. Below is a summary of the total preliminary purchase price (in millions):

Common stock	$3,651.2
Outstanding stock options	520.5
Acquisition direct costs	13.4

Total purchase price	$4,185.1

     In accordance with SFAS No. 141, Juniper Networks allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, and deferred stock compensation. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total preliminary purchase price has been preliminarily allocated as follows (in millions):

Net tangible assets (liabilities) assumed	$373.9
Amortizable intangible assets:
Existing technology	165.2
Maintenance agreements	5.9
Patents and core technology	45.7
Trade name and trademarks	8.3
Value-added reseller relationships	14.7
Distributor relationships	10.1
Order backlog	2.5

Total amortizable intangible assets	252.4
In-process research and development	27.5
Deferred compensation on unvested stock options	93.5
Goodwill	3,437.8

Total purchase price	$4,185.1

     The purchase price allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of NetScreen.

Net Tangible Assets

     NetScreen’s assets and liabilities as of April 16, 2004 were reviewed and adjusted, if necessary, to their fair value. Fixed asset listings were reviewed for impairment and will be depreciated over their useful lives. The Company wrote down NetScreen’s fixed assets by approximately $0.4 million, primarily for leasehold improvements in buildings to be vacated. Reserves and allowances were reviewed for appropriateness and approved by management. Management also reviewed the liabilities to ensure the proper value was recorded. The Company reduced NetScreen’s deferred revenue by approximately $50.0 million to eliminate historical amounts of NetScreen’s deferred revenue that does not represent a legal performance obligation of the combined company or for which the Company did not incur the costs of the revenues.

     The Company also accrued for restructuring charges of $21.3 million primarily related to severance and facility charges. The Company recognized these costs in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations (“EITF 95-3”). Ninety-four former NetScreen employees were identified for termination at the time of the acquisition and the related severance will be paid out by the end of the year. The facility charges will be paid through the end of the lease terms, which extend through 2008. As of June 30, 2004, $15.9 million remained to be paid primarily for facilities.

Amortizable Intangible Assets

     Existing technology consists of products that have reached technological feasibility and includes products in NetScreen’s product line, principally the VPN and firewall appliances. Existing technology was valued using the discounted cash flow (“DCF”) method. This method calculates the value of the intangible asset as being the present value of the after tax cash flows potentially attributable to it, net of the return on fair value attributable to tangible and other intangible assets. Juniper Networks is amortizing the fair value of the existing technology on a straight-line basis over the remaining estimated useful life of four years.

     Maintenance agreements represent the revenue generated by contracts with customers who pay for annual maintenance and support. The income approach was used to estimate the fair value of the maintenance agreements, which includes estimating the ongoing, after-tax income expected from maintenance agreements in place at the time of the NetScreen acquisition, including expected renewals. Juniper Networks is amortizing the fair value of the maintenance agreements on a straight-line basis over the remaining estimated useful life of five years.

     Patents and core technology represent a combination of processes, patents, and trade secrets that were used for existing and in-process technology. The value of the trade name and trademarks is represented by the benefit of owning these intangible assets rather than paying royalties for their use. Both of these intangible assets were valued using the royalty savings method. This method estimates the value of these intangible assets by capitalizing the royalties saved because the Company owns the assets. Juniper Networks is amortizing the fair value of these assets over the remaining estimated useful life of four years on a straight-line basis.

     Relationships with VARs and distributors represent the rights granted to the VAR or distributor to resell certain NetScreen products. NetScreen had distributors located in North America, Latin America, the Asia Pacific region and the Europe, Middle East and Africa region. The VAR and distributor relationships were valued using the avoided cost method, which takes into account the cost of establishing each relationship. Juniper Networks is amortizing the VAR relationships over five years on a straight-line basis and the distributor relationships over seven years on a straight-line basis. The difference in the estimated useful lives between VARs and distributors is attributed to the longer historical lives of the distributor relationships.

     Order backlog represents the value of the standing orders for both products and services. The order backlog was valued using the avoided cost method, which estimates the avoided selling expenses due to the fact that NetScreen had firm purchase orders in place at the time of acquisition. Juniper Networks amortized the fair value of these assets over the three-month period ended June 30, 2004 to cost of revenues.

In-process Research and Development

     Of the total purchase price, $27.5 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the three months ended June 30, 2004. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, NetScreen had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing and integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. The Company utilized the DCF method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the NetScreen acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25 million.

Deferred Compensation

     Unvested stock options and restricted stock valued at $93.5 million at the time of the NetScreen acquisition have been allocated to deferred compensation in the purchase price allocation and are being amortized to expense using the graded-vesting method. The intrinsic value of the unvested stock options and restricted stock was adjusted by the percent assumed to have been expensed from the grant date to the acquisition date using the graded-vesting method. Options assumed in conjunction with the acquisition had exercise prices ranging from $0.09 to $27.11 per share, with a weighted average exercise price of $12.48 per share and a weighted average remaining contractual life of approximately 8 years. Juniper Networks assumed approximately 5.9 million vested options and approximately 20.5 million unvested options and restricted stock.

Pro Forma Results

     The following pro forma financial information presents the combined results of operations of Juniper Networks and NetScreen as if the acquisition had occurred as of the beginning of the periods presented. Adjustments, which reflect the amortization of purchased intangibles and deferred stock compensation, charges to cost of revenues for inventory write-ups and the valuation of the order backlog, IPR&D, restructuring and the related net tax impact of $3.4 million, $10.7 million, $46.9 million and $64.7 million have been made to the combined results of operations for the three and six months ended June 30, 2004 and 2003, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Juniper Networks that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, except per share amounts)	2004	2003	2004	2003
Net revenues	$318.0	$229.4	$635.6	$445.0
Net income (loss)	$(17.5)	$1.9	$5.8	$(6.3)
Basic income (loss) per share	$(0.03)	$0.00	$0.01	$(0.01)
Diluted income (loss) per share	$(0.03)	$0.00	$0.01	$(0.01)

     The pro forma financial information above includes the following material, non-recurring charges for all periods presented (in millions):

Inventory write-up	$3.0
Backlog orders	$2.5
In-process research and development	$27.5
Restructuring	$0.4
Integration	$5.1

Note 4. Restructuring Expenses

     The following restructuring charges are based on Juniper Networks’ restructuring plans that have been committed to by management. Any changes to the estimates of the approved plans will be reflected in Juniper Networks’ results of operations.

     Restructuring In Connection With The NetScreen Acquisition

     In the second quarter of 2004, in connection with the NetScreen acquisition, the Company recorded a restructuring charge of $0.4 million related to the termination of 13 employees from Juniper Networks to eliminate certain duplicative activities. These employees were from all functions and all geographic theaters and were in addition to the 94 former NetScreen employees that were also terminated. We expect to pay the remaining severance fees by the end of the year. These charges were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). As of June 30, 2004, there was $0.1 million remaining to be paid.

     Restructuring In Connection With The Discontinuance Of The CMTS Products

     In the third quarter of 2003, the Company announced that it would no longer develop its G-series CMTS products and recorded a one-time charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities, costs associated with termination of contracts and other related costs. These charges are accounted for in accordance with SFAS 146. The following table shows the breakdown of the restructuring charge and the liability remaining as of June 30, 2004 (in thousands):

					Remaining
					liability as
	Initial		Non-cash	Cash	of June 30,
	charge	Adjustment	charges	payments	2004
Workforce reduction	$5,550	$(232)	$(744)	$(4,543)	$31
Asset impairment	2,887	—	(2,887)	—	—
Facilities	3,455	(1,339)	—	(721)	1,395
Contractual commitments and other charges	2,093	(120)	—	(1,385)	588

Total	$13,985	$(1,691)	$(3,631)	$(6,649)	$2,014

     The workforce reduction related primarily to the termination of 76 employees that were mainly located in the Americas and Europe regions. The Company expects to pay the remaining balance of the severance accrual by the end of 2004. Non-inventory asset impairment was primarily for long-lived assets that were no longer needed as a result of the Company’s decision to cease further development of the G-series CMTS product line. Facility charges consisted primarily of the cost of vacating facilities that were dedicated to the development of the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using the Company’s risk-adjusted borrowing rate. Amounts related to the net facility charge are included in other accrued liabilities and will be paid over the respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Other contractual commitments and other charges consist primarily of carrying and obsolete material charges from our contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and costs to satisfy end-of-life commitments in certain customer contracts. All of these costs were included as a charge to the results of operations in the quarter ended September 30, 2003. As a result of the NetScreen acquisition, a portion of one of the facilities that was originally included in the restructuring was needed to combine the offices of Juniper Networks and NetScreen. As a result, we adjusted the restructuring reserve by $1.7 million in the three months ended June 30, 2004 as a credit to Restructuring Costs in the condensed consolidated statement of operations.

     Restructuring In Connection With The Unisphere Acquisition

     During the third quarter of 2002, in connection with the Company’s acquisition of Unisphere, Juniper Networks initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. The costs associated with the restructuring program totaled $14.9 million and were included as a charge to the results of operations for the year ended December 31, 2002. These costs are accounted for under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. During the three months ended June 30, 2004, the Company adjusted this reserve by $1.1 million primarily for changes in it sublease assumptions and recorded the adjustment as a credit to Restructuring Costs in the condensed consolidated statement of operations. The Company’s estimated costs to exit these facilities were based on available commercial rates for potential subleases. As of June 30, 2004, $1.5 million was remaining to be paid, entirely for leases of consolidated facilities that will be paid over the respective lease terms through 2009.

     Acquisition Costs Related to The Unisphere Acquisition

     Juniper Networks recorded $14.8 million of similar restructuring costs in connection with the restructuring of the Unisphere organization. These costs were accounted for under EITF 95-3, recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere as an increase to goodwill. During the three months ended June 30, 2004, the Company adjusted this reserve by $1.6 million primarily for changes in it sublease assumptions and recorded the adjustment as a credit to Restructuring Costs in the condensed consolidated statement of operations. As of June 30, 2004, there was $4.5 million remaining to be paid primarily for facilities, which will be paid over the respective lease terms through 2009, and professional services.

     Restructuring During 2001

     In June 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the then current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses. During the three months ended June 30, 2004, the Company recorded an additional $0.1 million in operating expenses primarily for changes in it lease assumptions. As of June 30, 2004, there was $0.3 million remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2006.

Note 5. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
As of June 30, 2004	Gross	Amortization	Net
Technology	$286.3	$(49.8)	$236.5
Other	52.1	(10.1)	42.0

Total	$338.4	$(59.9)	$278.5

As of December 31, 2003
Technology	$75.3	$(32.6)	$42.7
Other	10.6	(4.8)	5.8

Total	$85.9	$(37.4)	$48.5

     Amortization expense of purchased intangible assets of $16.2 million and $5.3 million were included in operating expenses for the three months ended June 30, 2004 and 2003, respectively. Amortization expense of purchased intangible assets of $19.9 million and $10.6 million were included in operating expenses for the six months ended June 30, 2004 and 2003, respectively.

     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year ending December 31,	Amount
2004 (remaining six months)	$36.9
2005	73.8
2006	73.2
2007	67.5
2008	22.6
Thereafter	4.5

Total	$278.5

     The changes in the carrying amount of goodwill during the six months ended June 30, 2004 are as follows (in millions):

Balance as of December 31, 2003	$983.4
Goodwill acquired during the period	3,437.8
Additions to existing goodwill	0.6
Reductions to existing goodwill	—

Total	$4,421.8

     The Company has $0.6 million worth of intangibles with indefinite lives related to acquisitions in prior periods that was never amortized and reclassified to goodwill during 2004.

     The Company performed its annual impairment analysis as of November 2003 and determined that there was no impairment of the goodwill at that time. There were no impairment indicators during the three months ended June 30, 2004.

Note 6. Long-Term Debt

     In April 2004, the Company called for the redemption, on May 12, 2004, of the remaining $142.1 million outstanding balance of its 4.75% Convertible Subordinated Notes due March 15, 2007 (“Subordinated Notes”) principal. Upon redemption, holders received a total of approximately $1,027.75 per $1,000 principal amount of the Subordinated Notes, consisting of the redemption price of $1,020.36 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest from March 15, 2004 up to but not including May 12, 2004 of approximately $7.52 per $1,000 principal amount of the Subordinated Notes. The Company paid $145.0 million related to this redemption and recorded a loss of $4.1 million for the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.

Note 7. Warranties

     Juniper Networks generally offers a one-year warranty on all of its hardware products and a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts and labor obtained through the Company’s 24-hour service center. The specific terms and conditions of these warranties may vary depending on the products sold and the locations into which they are sold. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the Company’s warranty reserve during the six months ended June 30, 2004 and 2003 were as follows (in millions):

	As of June 30,
	2004	2003
Beginning balance	$35.3	$32.4
Provisions made during the six months	36.5	29.3
Amount acquired from NetScreen	1.8	—
Actual costs incurred during the six months	(32.5)	(30.0)

Ending balance	$41.1	$31.7

Note 8. Equity Investments

     As of June 30, 2004 and December 31, 2003, the carrying values of the Company’s minority equity investments in privately held companies were $6.7 million and $5.7 million, respectively. During the six months ended June 30, 2004, the Company made additional investments of $1.2 million in privately held companies and reclassified $0.2 million to available-for-sale investments.

Note 9. Segment Information

     As a result of the NetScreen acquisition, the Company expanded its customer base and portfolio of products, which resulted in two groups of networking products: infrastructure products, which consist largely of the original Juniper Networks products, and security products, which consist largely of the former NetScreen products. The Company’s service revenue is generated by services delivered to both groups of products and is managed as one organization; therefore the results of the service organization is not split between infrastructure and security.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic theater and by groups of similar products for purposes of making operating decisions and assessing financial performance. For purposes of allocating resources, the Company evaluates the performance of its geographic theaters and its product groups based only on revenues. The Company does not assess the performance of its geographic theaters or groups of networking products on other measures of income or expenses. Accordingly, the Company operates as one operating segment. Below are the Company’s net revenues by geographic theater (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Americas	$150.6	$69.4	$247.1	$129.2
Europe, Middle East and Africa	83.8	45.9	147.1	88.9
Asia Pacific	72.5	49.8	136.8	104.2

Total	$306.9	$165.1	$531.0	$322.3

     Net revenues attributable to countries that accounted for greater than 10% of the Company’s net revenues in one or more of the reported periods are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
United States	$131.9	$66.0	$215.8	$118.2
Japan	$27.4	$18.5	$62.8	$51.6

     As mentioned above, the Company has two groups of networking products. Net product revenues by groups of networking products are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Infrastructure	$219.9	$141.1	$414.1	$276.2
Security	43.8	—	43.8	—

Total net product revenues	$263.7	$141.1	$457.9	$276.2

     One customer accounted for 16% and 16% of net revenues during the three and six months ended June 30, 2004, respectively. During the three months ended June 30, 2003, two customers individually accounted for 19% and 12% of net revenues. During the six months ended June 30, 2003, two customers individually accounted for 16% and 14% of net revenues.

     The majority of the Company’s assets as of June 30, 2004 and 2003 were attributable to its U.S. operations.

Note 10. Net Income Per Share

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(12,554)	$13,578	$20,986	$17,261

Denominator:
Weighted-average shares of common stock outstanding	506,789	379,176	450,643	377,472
Weighted-average shares subject to repurchase	(600)	(144)	(300)	(181)

Denominator for basic net income per share	506,189	379,032	450,343	377,291
Common stock equivalents	—	20,510	39,395	17,954

Denominator for diluted net income per share	506,189	399,542	489,738	395,245

Consolidated net income applicable to common stockholders per share:
Basic	$(0.02)	$0.04	$0.05	$0.05

Diluted	$(0.02)	$0.03	$0.04	$0.04

     For the three months ended June 30, 2004, Juniper Networks excluded 51.4 million common stock equivalents from the calculation of diluted loss per share because such securities were antidilutive in that period due to the net loss. Employee stock options to purchase approximately 12.8 million shares and 10.6 million shares in the three months ended June 30, 2004 and 2003, respectively, and 11.9 million shares and 29.2 million shares in the six months ended June 30, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. For each of the periods presented, the Subordinated Notes were also excluded from the calculation of diluted loss per share because the effect of the assumed conversion of the notes is antidilutive.

     The Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) were included in the calculation of the diluted loss and earnings per share for the three and six months ended June 30, 2004 because they were convertible by their terms. The conversion price for the Senior Notes is $20.14 per share. However prior to December 31, 2007, a holder of a Senior Note can only convert into common stock if the closing sale price of our common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first day of a conversion period was more than 110% of the conversion price (or $22.15 per share). A conversion period begins on the 11th trading day of the fiscal quarter and ends on the 10th trading day of the following fiscal quarter. The conversion test of the Senior Notes was met in April 2004. The EITF has reached a tentative conclusion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, that contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, Earnings Per Share, regardless of the contingent features included in the instrument. If EITF No. 04-8 is approved with its current proposed language, the shares issuable upon conversion of the Company’s Senior Notes will be required to be included in its diluted shares for all periods beginning in June 2003, when the Senior Notes were issued.

Note 11. Other Comprehensive Income

     Other comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(12,554)	$13,578	$20,986	$17,261
Unrealized gains (losses) on equity investments and available-for-sale investments	(7,223)	(1,869)	(6,465)	775
Less: realized gain on sale of equity investments	—	(4,387)	—	(8,739)
Foreign currency translation gains (losses)	249	2,123	497	2,110

Total comprehensive income	$(19,528)	$9,445	$15,018	$11,407

Note 12. Legal Proceedings

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

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. Plaintiffs’ opening appellate brief is due August 31, 2004.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the court sustained the defendants’ demurrers with leave to amend. The plaintiffs filed their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs’ third amended complaint was filed in August 2004. There has been limited discovery to date and no trial is scheduled.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages.

Note 13. Subsequent Events

     Juniper Networks announced in July 2004 that its board of directors approved a new program to repurchase up to $250 million of the Company’s common stock. Acquisitions for the share repurchase program will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program may be discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Factors That May Affect Future Results” and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K and the Joint Proxy/Prospectus included in the Registration Statement on Form S-4 filed with the SEC and declared effective on March 11, 2004. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

     The following discussion is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to sales returns, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Overview of the Business

     Juniper Networks, Inc. (“Juniper Networks,” “we,” “us” or “our”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today, we provide our customers with superior networking and security solutions. We are dedicated to customers who derive strategic value from their networks, including global network operators, enterprises, government agencies and research and educational institutions. We sell and market our products through our direct sales organization, value-added resellers and distributors.

     Overview of the Results of Operations

     To aid in understanding our operating results for the three and six months ended June 30, 2004 and 2003, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.

     Significant Events

     In April 2004, we completed our acquisition of NetScreen Technologies, Inc. (“NetScreen”). NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. The acquisition enabled the Company to expand its customer base and portfolio of products, which resulted in two groups of networking products: infrastructure products, which consist largely of the original Juniper Networks products, and security products, which consist largely of the former NetScreen products. As a result of the acquisition, the Company modified its engineering organizational structure to design, develop and support these two product groups, however the cost structure remained unchanged. In connection with the acquisition, we issued 132 million shares of our common stock with a fair value of approximately $3,651.2 million to the former stockholders of NetScreen. The common stock issued in the acquisition was valued using the average closing price of our common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. We also assumed all of the outstanding NetScreen stock options with a fair value of approximately $520.5 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 3 years for expected life, 2.5% for the risk-free interest rate and a market value of $27.64 per share, which was determined as described above. We incurred direct costs associated with the acquisition of approximately $13.4 million. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, we have included in our results of operations, for the three and six months ended June 30, 2004, the results of NetScreen beginning on April 16, 2004. Our quarter ending September 30, 2004 will include a full quarter of results for the combined company; therefore, we expect revenues, cost of revenues and operating expenses to increase in terms of absolute dollars compared to the quarter ended June 30, 2004.

     NetScreen had a significant impact on our net revenues and cost of revenues. Net revenues and costs of net revenues increased 37% and 31% from the first quarter to the second quarter, respectively, primarily as a result of the NetScreen acquisition.

     We added over 900 employees across all functions as a result of the acquisition. These additional employees resulted in higher operating expenses compared to prior periods. In addition, the acquisition resulted in $252.4 million of intangible assets that will be amortized over the next four to seven years and $93.5 million of deferred stock compensation that will be amortized over the next four years.

     In the quarter ended June 30, 2004 we adjusted our restructuring reserves for changes in estimates, primarily related to changes in sublease assumptions as our needs changed as a result of the NetScreen acquisition and as the real estate markets changed.

     In 2003, we announced that we would no longer develop our G-series CMTS products and recorded a one-time charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities and terminating contracts and other related costs.

     During the second calendar quarter of 2003, we issued $400.0 million of Zero Coupon Convertible Senior Notes due June 15, 2008. Also, since January 1, 2003, we have paid a total of $937.0 million to retire all of our remaining 4.75% Convertible Subordinated Notes due March 15, 2007. These transactions had an effect on our cash, cash equivalents, investments, interest income and interest expense.

     Nature of Expenses

     Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers; accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities in California, Wisconsin, Canada and Taiwan. Generally, our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility. Due to the NetScreen acquisition, title to certain finished goods pass from the contract manufacturer to us upon completion of production.

     The contract manufacturers procure components based on our build forecasts and if actual component usage is significantly lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges. Carrying and obsolete charges decreased during 2003 and into 2004 as the global economy and our product revenue continue to improve.

     The primary component of our operating expenses historically has been employee related costs, which include items such as wages, commissions, bonuses, vacation, benefits and travel. Facility and information technology departmental costs are allocated to other departments based on headcount. Following are descriptions of the unique expense items in each operating expense class.

     Research and development expenses include the costs of developing our products from components to prototypes to finished products, outside services for such services as certifications of new products, equipment used for testing and patent related costs. Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred.

     Sales and marketing expenses include costs for promoting our products and services, demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives.

     General and administrative expenses include professional fees, bad debt provisions and other corporate expenses. Professional fees include legal, audit, tax, accounting and certain corporate strategic services.

     Critical Accounting Policies and Estimates

     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts general and administrative expenses;

•	the valuation of exposures associated with the contract manufacturing operations and estimating future warranty costs, both of which impact cost of product revenues and gross margins;

•	the provision for income taxes, which would impact our income tax expense; and

•	the initial and continuing valuating of goodwill and other purchased intangible assets, which could result in an impairment, which would impact operating expenses.

     We have other important accounting policies and practices. However, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. We base our estimates on our historical experience and also on assumptions that we believe are standard and reasonable. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates for various reasons including those described in Factors That May Affect Future Results.

     Revenue Recognition

     We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless we have future obligations for such things as customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, we recognize product revenue upon shipment to our customers, including value-added resellers (“VAR”), as it is our practice to identify an end user prior to shipment to a VAR. We defer revenues on sales to our distributors until we have information indicating that the distributor has sold the products to its customers.

     We also recognize revenue from service contracts. A vast majority of our service revenue is earned from customers who have purchased our products. Service revenue contracts are typically for one-year renewable periods and are for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts, we also provide professional and educational services. Service revenue is deferred until the services commence, at which point the service revenue is recognized as the services are completed or ratably over the period of the obligation.

     On arrangements where products and services are bundled, we determine whether the deliverables are separable into multiple units of accounting. We allocate the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. This process requires us to make judgments whether the delivered item has value to the customer on a standalone basis and whether we have established objective and reliable evidence of fair value for the undelivered items. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values. In addition, our ability to recognize revenue in the future will be impacted by conditions imposed by our customers and by our assessment of collectibility. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is not reasonably assured, revenue is deferred until the payment is collected.

     The amount of product revenue recognized in a given period is also impacted by our judgments made in establishing our reserve for potential future product returns. Although our arrangements with end-users and VARs do not include any contractual rights of return, and our general policy is that we do not accept returns, under unique circumstances we have and may in the future accept product returns from our customers. Therefore, we do provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. In addition, we get input from our sales and support organizations on potential product returns relating to specific customer issues. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.

     In addition, our agreements with distributors provide for stock rotation and price protection rights subject to contractual limitations. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to a credit on certain purchases in the event of decreases in the prices of our products. We accrue for these credits based on our estimates of the value of the stock rotations and price protection. These reserves require us to exercise our judgment in determining if historical experience applies to new products and to new distributors. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.

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

     Contract Manufacturer Exposures

     We outsource most of our manufacturing, repair and supply chain management operations to our independent contract manufacturers and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture our products based on our build forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we have contractual liabilities and exposures with the independent contract manufacturers, such as carrying costs and obsolete material exposures, that would have an adverse impact on our gross margins and profitability. Demand for our products and component usage are largely affected by factors that are outside of our control.

     Warranty Reserves

     We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts and labor obtained through our 24-hour service center. On occasion, the specific terms and conditions of those warranties vary. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, our estimates of anticipated rates of warranty claims and costs per claim. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

     Provision for Income Taxes

     Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS No. 109, Accounting for Income Taxes, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets has been established to reflect uncertainty regarding future realization of these assets, in part, due to the potential impact of future stock option deductions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is lower than the amount ultimately assessed, a further charge to expense would result.

     Valuation of Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangibles is computed using the straight-line method over the related expected useful lives of between two and six years.

     When valuing goodwill and purchased intangible assets in connection with the initial purchase price allocation and the ongoing evaluation for impairment, we estimate future cash flows and useful lives. These estimates include discounting to present value the free cash flows expected to be generated by the products with which the technology or other identified intangibles is associated and the periods of time with which the products will be in demand. We perform goodwill impairment tests annually and on an interim basis in certain circumstances. We performed an impairment analysis in November 2003 and determined that there was no impairment of the goodwill at that time. In addition, on a quarterly basis we assess if there has been any impairment indictors during the past quarter that could have impacted the carrying value of our goodwill and purchased intangible assets. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our results of operations.

Results of Operations

Net Revenues

     The following table shows product and service net revenues for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Net revenues:
Product	$263,670	86%	$141,067	85%	$457,854	86%	$276,241	86%
Service	43,229	14%	24,036	15%	73,098	14%	46,069	14%

Total net revenues	$306,899	100%	$165,103	100%	$530,952	100%	$322,310	100%

     Net product revenues increased $122.6 million and $181.6 million in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. The increases were primarily due to an increase in the demand for our products resulting from our customers expanding their networks for new applications and users. In addition, products acquired in the NetScreen acquisition contributed $43.2 million of product net revenues in the three and six months ended June 30, 2004. As a result of the NetScreen acquisition, we expanded our customer base and portfolio of products, which resulted in two groups of networking products: infrastructure products, which consist largely of the original Juniper Networks products, and security products, which consist largely of the former NetScreen products. The following table shows product revenue by product group (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Infrastructure	$219,834	72%	$141,067	85%	$414,018	78%	$276,241	86%
Security	43,836	14%	—	0%	43,836	8%	—	0%

Product net revenues	$263,670	86%	$141,067	85%	$457,854	86%	$276,241	86%

     We did not experience any unusual pricing pressure during the three and six months ended June 30, 2004 or the three and six months ended June 30, 2003. The following table shows the change in revenue units and ports shipped. Revenue units and ports shipped are tracked to analyze customer trends and are used as indicators for potential network growth.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Infrastructure chassis revenue units	1,551	1,018	2,869	2,103
Infrastructure ports shipped	28,864	14,137	52,152	30,786
Security revenue units	19,139	—	19,139	—

     Net service revenues increased $19.2 million and $27.0 million in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. The increase was primarily due to a larger installed base of customers and products resulting from the infrastructure group selling more units and the addition of the NetScreen customers. A majority of service revenue is from customers who previously purchased our products and enter into a service contract. Service contracts are typically for one-year renewable periods and revenue is recognized ratably over the service period. In addition to service contracts, service revenue is generated from providing professional and educational services, in which case the revenue is recognized as the services are performed.

     Siemens A.G. accounted for greater than 10% of net revenues during the three and six months ended June 30, 2004. During the three and six months ended June 30, 2003, Ericsson A.B. and Siemens A.G. each accounted for greater than 10% of net revenues.

     The following table shows the percent of net revenues by geographic theater:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Americas	49%	42%	46%	40%
Europe, Middle East, and Africa	27%	28%	28%	28%
Asia Pacific	24%	30%	26%	32%

     The increase in total net revenues derived from the Americas region compared to other regions was primarily due to economic recovery in the Americas and the associated increase in capital expenditures by our customers. Those increased capital expenditures and increased total net revenues from the Americas region also caused Asia Pacific revenues to decrease as a percent of total net revenues.

Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	GM %	2003	GM %	2004	GM %	2003	GM %
Cost of revenues:
Product	$73,887	72%	$48,803	65%	$130,452	72%	$97,174	65%
Service	22,883	47%	13,627	43%	40,337	45%	26,607	42%

Total cost of revenues	$96,770	68%	$62,430	62%	$170,789	68%	$123,781	62%

     Cost of product revenues increased $25.1 million and $33.3 million in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively, and the product gross margins increased seven points for both year-over-year periods. The increases in product gross margins was primarily due to cost-cutting initiatives that resulted in standard costs increasing at a lesser rate than product net revenues in terms of absolute dollars for the same periods. In addition, the gross margins on the security products purchased through the NetScreen acquisition are greater than the margins on the infrastructure products. The increase in gross margins was partially offset by one-time acquisition charges of $3.0 million for an inventory write-up adjustment and $2.5 million for the amortization of the order backlog intangible asset during the three months ended June 30, 2004 related to the NetScreen acquisition.

     Cost of service revenues increased $9.3 million and $13.7 million in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. In absolute dollars, employee related expenses increased 80% and 62% for the three and six month year-over-year periods, respectively, primarily due to the NetScreen acquisition. The service gross margins increased by four points and three points for the three and six month year-over-year periods due to greater economies of scale.

     Operating Expenses

     As mentioned above, operating expenses for the three and six months ended June 30, 2004 include the results of NetScreen beginning on April 16, 2004. Therefore, next quarter, ending on September 30, 2004, will include a full quarter of results for the combined company. The following table shows operating expenses for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Research and development	$58,093	19%	$43,007	26%	$104,723	20%	$86,477	27%
Sales and marketing	$75,657	25%	$33,710	20%	$119,197	22%	$66,694	21%
General and administrative	$17,371	6%	$7,296	4%	$26,236	5%	$14,768	5%

     Research and development expenses increased $15.1 million and $18.2 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. The increases were primarily due to employee related expenses, which increased 43% and 27% for the three and six month periods, respectively, as a result of the increase in the number of employees attributable to the NetScreen acquisition. In addition, prototype expenses increased 312% and 161% for the three and six month periods, respectively, due to a broader range of product development as a result of the NetScreen acquisition.

     Sales and marketing expenses increased $41.9 million and $52.5 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. The increases were primarily due to employee related expenses, which increased 129% and 99% for the three and six month periods, respectively, as a result of the increase in the number of employees attributable to the NetScreen acquisition and higher commissions being paid due to the increase in revenue. In addition, marketing related expenses increased 532% and 286% for the three and six month periods, respectively, due to the NetScreen acquisition. Marketing related expenses include costs for marketing events, advertising, and marketing programs for partners and customers.

     General and administrative expenses increased $10.1 million and $11.5 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. The increases were primarily due to increased professional service expenses and employee related expenses. Professional services increased 266% and 165% due to higher legal fees and settlement of litigation. Personnel related expenses increased 83% and 60% due to the increase in the number of employees attributable to the NetScreen acquisition.

     Other Operating Expenses

     The following table shows other operating expenses for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
In-process research and development	$27,500	$—	$27,500	$—
Integration costs	$5,087	$—	$5,087	$—
Restructuring costs	$(3,835)	$—	$(3,835)	$—
Amortization of purchased intangibles and deferred sock compensation	$35,060	$7,803	$39,189	$15,325

     Of the total NetScreen purchase price, approximately $27.5 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the three months ended June 30, 2004. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, NetScreen had multiple IPR&D efforts under way for certain current and future product lines. These efforts included integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. We utilized the discounted cash flow (“DCF”) method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25 million.

     We incurred integration expenses of $5.1 million in the three months ended June 30, 2004 resulting from our acquisition of NetScreen. Integration expenses are incremental costs directly related to the integration of the two companies, which consisted principally of facility related expenses, workforce related expenses and professional fees. We estimate that the majority of the integration costs have been incurred and that there will be a minimal amount of additional integration costs in the foreseeable future.

     In connection with the NetScreen acquisition, we recorded a restructuring charge of $0.4 million primarily related to the termination of 13 employees to eliminate certain duplicative activities. These employees were from all functions and all geographic theaters. As of June 30, 2004, $0.1 million was remaining to be paid, which we expect to pay by the end of the year.

     We decreased our restructuring accruals by a total of $4.3 million, primarily for changes in our facility estimates. We adjusted the facility estimate we made in 2003 in connection with the NetScreen acquisition and the need to have more space for the additional employees. In addition, several sublease estimates changed due to fluctuations in the real estate market and our ability to sublease our excess facilities at higher rates than was initially planned.

     Amortization of purchased intangibles and deferred stock compensation is made up of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Amortization of purchased intangibles	$16,232	$5,303	$19,888	$10,605
Amortization of deferred stock compensation	18,828	2,500	19,301	4,720

Amortization of purchased intangibles and deferred sock compensation	$35,060	$7,803	$39,189	$15,325

     Amortization of purchased intangibles increased $10.9 million and $9.3 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. The increases were due to $252.4 million of purchased intangibles acquired in the NetScreen acquisition that are being amortized on a straight-line basis over their estimated useful lives of between four and seven years.

     Amortization of deferred stock compensation increased $16.3 million and $14.6 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. The increases were due to $93.5 million of deferred stock compensation resulting from the NetScreen acquisition. This deferred stock compensation is being expensed over the remaining vesting period using the graded-vesting method. The amortization of deferred stock compensation is adjusted quarterly to account for terminated employees.

     Other Income and Expenses

     The following table shows other income and expenses for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest and other income	$5,309	$10,017	$10,295	$19,269
Interest and other expense	$(1,480)	$(12,354)	$(3,980)	$(24,303)
Gain (loss) on redemption of convertible subordinated notes	$(4,107)	$4,888	$(4,107)	$4,888
Gain on sale of investments	$—	$4,387	$—	$8,739

     Interest and other income decreased $4.7 million and $9.0 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. The decreases are a result of lower interest rates on our investments and a lower cash, cash equivalents and investment balances during the periods due to $937.0 million spent on the partial retirement of the Subordinated Notes, partially offset by the $392.8 million in net proceeds received from the issuance of the Senior Notes.

     Interest and other expenses decreased $10.9 million and $20.3 million for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. The decreases were a result of the redemption of all of the outstanding Subordinated Notes, for which we were paying interest at an annual rate of 4.75%.

     In April 2004, we called for the redemption, on May 12, 2004, of the remaining $142.1 million outstanding balance of our 4.75% Convertible Subordinated Notes due March 15, 2007 (“Subordinated Notes”) principal. Upon redemption, holders received a total of approximately $1,027.75 per $1,000 principal amount of the Subordinated Notes, consisting of the redemption price of approximately $1,020.36 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest from March 15, 2004 up to but not including May 12, 2004 of approximately $7.52 per $1,000 principal amount of the Subordinated Notes. We paid $145.0 million related to this redemption and recorded a loss of $4.1 million for the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs and the amount paid to extinguish such Subordinated Notes.

     During the six months ended June 30, 2003, we sold our remaining equity investments in publicly traded companies that were classified as available-for-sale, which had a cost basis of approximately $4.3 million, and recognized a gain of approximately $8.7 million.

     Provision for Income Taxes

     We recorded tax provisions of $7.5 million and $4.2 million for the three months ended June 30, 2004 and 2003, or effective tax rates of -147% and 24%, respectively. We recorded tax provisions of $23.3 million and $6.6 million for the six months ended June 30, 2004 and 2003, or effective tax rates of 53% and 28%, respectively. The 2004 rate differs from the federal statutory rate of 35% and the 2003 rate primarily due to the inability to benefit from the IPR&D charge and other charges and losses.

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

     Liquidity and Capital Resources

     Overview

     We have funded our business by issuing debt and equity securities and through our operating activities. The following table shows our capital resources (in thousands):

	June 30,	December 31,
	2004	2003
Cash and cash equivalents	$675,905	$365,606
Short-term investments	$308,425	$215,906
Long-term investments	$485,487	$394,297
Restricted cash	$31,067	$30,837
Working capital	$705,708	$399,996

     Working capital increased primarily due to the net assets acquired in the NetScreen acquisition and cash provided by operations. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.

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

     Cash Requirements and Contractual Obligations

     As of June 30, 2004, our principal commitments consisted of obligations outstanding under our operating leases and the Senior Notes. The contractual obligations under operating leases are primarily for our facilities. The following table summarizes our principal contractual obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases, net of committed subleases	$213,226	$29,847	$55,867	$48,448	$79,064
Zero Coupon Convertible Senior Notes due June 15, 2008	400,000	—	—	400,000	—

Total contractual principal cash obligations	$613,226	$29,847	$55,867	$448,448	$79,064

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

     We do not have firm purchase commitments with our contract manufacturers; however, we do have potential contractual liabilities and exposures to the independent contract manufacturers, such as carrying costs and excess material exposures, in the event that they procure components and build products based on our build forecasts and the actual component usage and product sales are lower than forecast. As of June 30, 2004, we had accrued $15.2 million for potential exposures with our contract manufacturers, such as excess material and carrying costs.

     Operating Activities

     Net cash provided by operating activities was $191.8 million and $72.7 million for the six months ended June 30, 2004 and 2003, respectively. The cash provided by operating activities for each period was due to our net income adjusted by:

•	one-time charges such as in-process research and development from the NetScreen acquisition and a loss from the redemption of the Subordinated Notes;

•	ongoing non-cash charges such as depreciation expense and amortization expenses for intangible assets, deferred compensation and debt costs; and

•	fluctuations in accounts receivable, prepaid and other current assets, long-term assets, accounts payables, accrued liabilities and deferred revenue.

     Investing Activities

     Net cash provided by investing activities was $192.0 million for the six months ended June 30, 2004. Net cash used in investing activities was $81.4 million for the six months ended June 30, 2003. Recurring investing activities included capital expenditures of $19.7 million and $9.5 million, respectively. We have also made investments in securities classified as available-for-sale and sold investments to fund ongoing operations and the redemption of the Subordinated Notes. We also made minority equity investments in privately held companies of $1.2 million and $0.9 million during the six months ended June 30, 2004 and 2003, respectively.

     During the three months ended June 30, 2003 we had an increase in restricted cash due to the establishment of a trust to secure our indemnification obligations to certain directors and officers.

     Financing Activities

     Net cash used in financing activities was $73.5 million for the six months ended June 30, 2004. Net cash provided by financing activities was $330.8 million for the six months ended June 30, 2003. Cash was provided during both periods through the issuance of common stock related to employee option exercises and stock purchase plans. During the three months ended June 30, 2004 we spent $145.0 million to redeem the remaining outstanding Subordinated Notes. During the three months ended June 30, 2003, we received net proceeds of $392.8 million from the issuance of the Senior Notes.

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

     In the security products market, we face intense competition from a broader group of companies including software vendors such as Check Point Software Technologies and Symantec Corporation and appliance vendors such as Cisco Systems, SonicWALL, Inc., F5 Networks, Inc., and Watchguard Technologies. We also compete with various emerging private companies and low-cost network hardware suppliers that may position their products as replacements for ours.

     If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and/or be required to reduce prices, which could result in reduced gross margins, and which could materially and adversely affect our business, operating results and financial condition.

We rely on distribution partners to sell our products, and disruptions to or our failure to effectively develop these channels could adversely affect our ability to generate revenues from the sale of our products.

     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of distribution partners. We have entered into agreements with several value-added resellers, some of which also sell products that compete with our products. The majority of our revenues from our security products are derived through value-added resellers and distributors. We expect our revenues to depend, in part, on the performance of these distributors and value-added resellers. The loss of or reduction in sales to these value-added resellers or distributors could materially reduce our revenues. If we fail to maintain relationships with these distribution partners, and/or fail to develop new relationships with value-added resellers and distributors in new markets, or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

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

     Even though our customer base has increased substantially, a large portion of our net revenues depend on sales to a limited number of customers. Siemens AG was the only customer that accounted for greater than 10% of our net revenues during the three and six months ended June 30, 2004. During fiscal year 2003 LM Ericsson Telefon AB and Siemens each accounted for greater than 10% of our net revenues. Ericsson was the only customer that accounted for greater than 10% of our net revenues during 2002. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations.

The fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues may harm our operating results.

     Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties and constrained spending on network expansion has previously resulted, and may result in the future, in decreased revenues and earnings and could also negatively impact our ability to forecast and manage our contract manufacturer relationships. Economic downturns may also lead to restructuring initiatives and associated expenses and impairment of investments. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties and constrained spending on network expansion could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.

Our products are highly technical and if they contain undetected software or hardware errors, our business could be adversely affected and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

     Our products are highly technical and complex, provide and monitor network security and may protect valuable information and may contain undetected errors or defects. Some errors may only be discovered after a product has been installed and used by end customers. Any errors discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, could be costly and could divert management’s attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all.

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

     Our future success depends upon our ability to recruit and retain the services of key executive, engineering, sales, marketing and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. For example, our chief financial officer, Marcel Gani, announced in July 2004 that he will be leaving his role as chief financial officer following the completion of our fiscal year 2004 annual audit. We have initiated a search for his successor. Even though the depth of our employee base has increased, the loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.

     We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board and other agencies have proposed changes that would require companies to record a charge to earnings for employee stock option grants and other equity incentives. By causing us to incur significantly increased compensation costs, such proposed accounting changes, if adopted, will reduce our reported earnings and may have the effect of causing us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

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

     We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. There can be no assurance that actions that have been brought against us or may be brought against us will be resolved in our favor. Regardless of whether they are in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to defend or resolve. Such costs of defense and any losses resulting from these claims could adversely affect our profitability and cash flow.

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

     We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries outside of the United States and also depend on the operations of our contract manufacturers and suppliers that are located outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest or economic instability in a specific country or region, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

     Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Juniper may be adversely effected and could cause a decline in the market price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

     At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

     The following table presents hypothetical changes in fair value of the financial instruments held at June 30, 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest				Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			Fair Value	Rate Increase of X BPS
				as of June
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	30, 2004	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$215,180	$214,082	$212,984	$211,887	$210,789	$209,691	$208,593
Corporate bonds and notes	420,498	418,180	415,862	413,544	411,226	408,909	406,591
Asset backed securities and other	400,686	400,431	400,175	399,920	399,664	399,409	399,154

Total	$1,036,364	$1,032,693	$1,029,021	$1,025,351	$1,021,679	$1,018,009	$1,014,338

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

     Foreign Currency Risk and Foreign Exchange Forward Contracts.

     It is the Company’s policy to use derivatives to partially offset its market exposure to fluctuations in foreign currencies. The Company recognizes these derivatives on the condensed consolidated balance sheet at fair value. The Company does not enter into derivatives for speculative or trading purposes.

     The Company uses foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, and British Pound. These derivatives are designated as cash flow hedges, and have maturities between one and two months. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with creditworthy financial institutions.

     For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three months ended June 30, 2004, in other income/(expense) on our condensed consolidated statement of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the condensed consolidated statement of operations at that time. For the three months ended June 30, 2004, there were no such net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

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

     We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

     Changes in Internal Controls: There has been no significant change in our internal controls over the financial reporting that occurred during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. Plaintiffs’ opening appellate brief is due August 31, 2004.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the court sustained the defendants’ demurrers with leave to amend. The plaintiffs filed their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs’ third amended complaint was filed in August 2004. There has been limited discovery to date and no trial is scheduled.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages.

Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of stockholders of Juniper Networks, Inc. was held on April 16, 2004 at the Historic Del Monte Building, 100 South Murphy Street, Third Floor, Sunnyvale, California 94086 to approve the issuance of 1.404 shares of Juniper Networks common stock for each outstanding share of NetScreen common stock and each outstanding stock option to purchase NetScreen common stock as of April 16, 2004. The results of the voting on the matters submitted to the stockholders are as follows:

Votes for:	248,605,000
Votes against:	3,252,000
Withheld:	554,000

     The annual meeting of stockholders of Juniper Networks, Inc. was held on May 19, 2004 at the Historic Del Monte Building, 100 South Murphy Street, Third Floor, Sunnyvale, California. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect three members of the Company’s Board of Directors.

	Votes For	Withheld
Pradeep Sindu	341,167,000	6,745,000
Robert M. Calderoni	339,628,000	8,284,000
Kenneth Levy	251,988,000	95,924,000

2.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

Votes for:	340,322,000
Votes against:	7,455,000
Withheld:	135,000

Item 6. Exhibits and Report on Form 8-K

     (a) List of Exhibits:

Exhibit Number	Description of Document
10.10	Amended and Restated Employment Agreement by and between DanaStreet Internet, Inc., a Delaware corporation and Krishna Kolluri dated April 19, 2001 (incorporated herein by reference to Exhibit 10.14 to the annual report on Form 10-K for the fiscal year ended September 30, 2003 filed by NetScreen Technologies, Inc.)
10.11	Amendment and Assumption Agreement by and between Krishna Kolluri and NetScreen Technologies, Inc. dated October 3, 2003 (incorporated herein by reference to Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended September 30, 2003 filed by NetScreen Technologies, Inc.)
10.12	Vesting Waiver Agreement by and between Krishna Kolluri and NetScreen Technologies, Inc. dated October 3, 2003 (incorporated herein by reference to Exhibit 10.16 to the annual report on Form 10-K for the fiscal year ended September 30, 2003 filed by NetScreen Technologies, Inc.)
10.13	Noncompetition Agreement by and between NetScreen Technologies, Inc. and Krishna Kolluri dated October 3, 2003 (incorporated herein by reference to Exhibit 10.17 to the annual report on Form 10-K for the fiscal year ended September 30, 2003 filed by NetScreen Technologies, Inc.)
10.14	Amendment and Assumption Agreement by and between Krishna Kolluri and the Registrant dated April 15, 2004
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

Report Date	Description of Document
April 8, 2004	The Company filed a Current Report on Form 8-K to report, under Item 5 thereof, that the Company announced that it is calling for redemption, on May 12, 2004, of the remaining outstanding balance of its 4.75% Convertible Subordinated Notes due March 15, 2007 (the “Notes”) in the principal amount of $142,076,000.
April 16, 2004	The Company filed a Current Report on Form 8-K to report, under Item 2 thereof, that the Company announced that stockholders of both Juniper Networks and NetScreen had voted to approve matters related to the proposed acquisition of NetScreen by Juniper Networks.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.
August 5, 2004

By:	/s/ Marcel Gani

Marcel Gani
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.10	Amended and Restated Employment Agreement by and between DanaStreet Internet, Inc., a Delaware corporation and Krishna Kolluri dated April 19, 2001 (incorporated herein by reference to Exhibit 10.14 to the annual report on Form 10-K for the fiscal year ended September 30, 2003 filed by NetScreen Technologies, Inc.)
10.11	Amendment and Assumption Agreement by and between Krishna Kolluri and NetScreen Technologies, Inc. dated October 3, 2003 (incorporated herein by reference to Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended September 30, 2003 filed by NetScreen Technologies, Inc.)
10.12	Vesting Waiver Agreement by and between Krishna Kolluri and NetScreen Technologies, Inc. dated October 3, 2003 (incorporated herein by reference to Exhibit 10.16 to the annual report on Form 10-K for the fiscal year ended September 30, 2003 filed by NetScreen Technologies, Inc.)
10.13	Noncompetition Agreement by and between NetScreen Technologies, Inc. and Krishna Kolluri dated October 3, 2003 (incorporated herein by reference to Exhibit 10.17 to the annual report on Form 10-K for the fiscal year ended September 30, 2003 filed by NetScreen Technologies, Inc.)
10.14	Amendment and Assumption Agreement by and between Krishna Kolluri and the Registrant dated April 15, 2004
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002