Form 10-Q
period 2004-09-30
JUNIPER NETWORKS INC
filed 2004-11-02
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

     There were approximately 537,613,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of October 28, 2004.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September	December
	30, 2004	31, 2003
	(Unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$667,714	$365,606
Short-term investments	290,798	215,906
Accounts receivable, net	162,040	77,964
Prepaid expenses and other current assets	66,491	31,333

Total current assets	1,187,043	690,809
Property and equipment, net	269,729	244,491
Long-term investments	588,152	394,297
Restricted cash	31,109	30,837
Goodwill	4,420,988	983,397
Purchased intangible assets, net and other long-term assets	274,191	67,266

Total assets	$6,771,212	$2,411,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,391	$61,237
Accrued warranty	40,219	35,324
Other accrued liabilities	195,002	118,940
Deferred revenue	172,656	75,312

Total current liabilities	513,268	290,813
Other long-term liabilities and convertible subordinated notes	48,578	157,841
Convertible senior notes	400,000	400,000
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	5,781,856	1,557,376
Deferred stock compensation	(44,845)	(1,228)
Accumulated other comprehensive income	729	4,414
Retained earnings	71,626	1,881

Total stockholders’ equity	5,809,366	1,562,443

Total liabilities and stockholders’ equity	$6,771,212	$2,411,097

(A) The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Product	$325,240	$147,110	$783,094	$423,351
Service	49,774	25,018	122,872	71,087

Total net revenues	375,014	172,128	905,966	494,438
Cost of revenues:
Product	87,730	48,694	218,182	145,868
Service	25,304	14,245	65,641	40,852

Total cost of revenues	113,034	62,939	283,823	186,720

Gross margin	261,980	109,189	622,143	307,718
Operating expenses:
Research and development	64,881	44,932	169,604	131,409
Sales and marketing	81,953	34,710	201,150	101,404
General and administrative	12,426	6,524	38,662	21,292
Restructuring costs	(1,223)	13,985	(5,058)	13,985
Amortization of purchased intangibles and deferred stock compensation (1)	33,025	1,998	72,214	17,323
In-process research and development	—	—	27,500	—
Integration costs	—	—	5,087	—

Total operating expenses	191,062	102,149	509,159	285,413

Operating income	70,918	7,040	112,984	22,305
Interest and other income	6,412	8,031	16,707	27,300
Interest and other expense	(987)	(9,386)	(4,967)	(33,689)
Write-down of equity investments	(2,939)	—	(2,939)	—
Gain (loss) on redemption of convertible subordinated notes	—	9,220	(4,107)	14,108
Gain on sale of equity investments	—	—	—	8,739

Income before income taxes	73,404	14,905	117,678	38,763
Provision for income taxes	24,645	7,700	47,933	14,297

Net income	$48,759	$7,205	$69,745	$24,466

Net income per share:
Basic	$0.09	$0.02	$0.15	$0.06

Diluted	$0.09	$0.02	$0.14	$0.06

Shares used in computing net income per share:
Basic	533,447	384,795	478,044	379,792

Diluted	562,718	408,083	514,065	399,525

(1) Amortization of deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$879	$(287)	$2,174	$(48)
Research and development	7,155	(2,098)	16,276	1,414
Sales and marketing	6,107	(573)	13,885	127
General and administrative	437	(346)	1,544	(77)

Total	$14,578	$(3,304)	$33,879	$1,416

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$69,745	$24,466
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	29,313	35,754
Amortization of purchased intangibles, deferred stock compensation and debt costs	75,945	23,597
In-process research and development	27,500	—
Write-down of equity investments	2,939	—
Loss (gain) on redemption of convertible subordinated notes	4,107	(14,108)
Gain on sale of equity investments	—	(8,739)
Changes in operating assets and liabilities:
Accounts receivable, net	(56,132)	29,975
Prepaid expenses, other current assets and other long-term assets	(17,851)	1,268
Accounts payable	20,891	5,783
Accrued warranty	4,895	240
Other accrued liabilities	51,791	9,740
Deferred revenue	83,854	7,633

Net cash provided by operating activities	296,997	115,609
INVESTING ACTIVITIES:
Purchases of property and equipment, net	(44,689)	(14,136)
Purchases of available-for-sale investments	(583,639)	(671,826)
Maturities and sales of available-for-sale investments	672,941	770,334
Increase in restricted cash	(132)	(25,000)
Minority equity investments	(1,180)	(900)
Cash and cash equivalents acquired in connection with the NetScreen acquisition, net of cash paid	40,889	—

Net cash provided by investing activities	84,190	58,472
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	121,090	77,403
Redemption of convertible subordinated notes	(144,967)	(381,159)
Retirement of common stock	(55,202)	—
Proceeds from issuance of convertible senior notes	—	392,750

Net cash (used in) provided by financing activities	(79,079)	88,994

Net increase in cash and cash equivalents	302,108	263,075
Cash and cash equivalents at beginning of period	365,606	194,435

Cash and cash equivalents at end of period	$667,714	$457,510

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

     In April 2004, Juniper Networks completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”). NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. The acquisition enabled the Company to expand its customer base and portfolio of products, which resulted in two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks router products, and security products, which consist predominately of the former NetScreen products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company has included in its results of operations for the nine months ended September 30, 2004, the results of NetScreen beginning on April 16, 2004.

Note 2. Summary of Significant Accounting Policies

     Interim Financial Statements

     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

     Juniper Networks also recognizes revenue from service contracts. A majority of the Company’s service revenue is earned from customers who have purchased its products. Service revenue contracts are typically for one-year renewable periods and are for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts, the Company also provides professional and educational services. Service revenue is deferred until the services commence, at which point the service revenue is recognized as the services are completed, or ratably over the period of the obligation.

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

     The Company accrues for sales returns and other allowances based on its best estimate of future returns and other allowances. In addition, the Company’s agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to a credit on certain purchases in the event of decreases in the prices of the Company’s products. The Company accrues for these credits based on its estimates of the value of the deferred revenue stock rotations and price protection.

     Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

     Stock-Based Compensation

     The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$48,759	$7,205	$69,745	$24,466
Add: amortization of deferred stock compensation included in reported net income, net of tax	9,038	(2,048)	21,005	878
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(23,795)	(8,081)	(62,801)	(43,839)

Pro forma net income (loss)	$34,002	$(2,924)	$27,949	$(18,495)

Basic net income (loss) per share:
As reported	$0.09	$0.02	$0.15	$0.06
Pro forma	$0.06	$(0.01)	$0.06	$(0.05)
Diluted net income (loss) per share:
As reported	$0.09	$0.02	$0.14	$0.06
Pro forma	$0.06	$(0.01)	$0.05	$(0.05)

     During the three months ended September 30, 2004, the Company changed its method of estimating the volatility of its common stock, which it believes provides a more thorough and accurate forecast. The Company currently estimates volatility by averaging the volatility of publicly traded options to purchase its common stock, its outstanding convertible debentures and historical stock volatility. Prior to the three months ended September 30, 2004, the Company estimated its future volatility solely based on historical stock volatility. The new method of estimating volatility resulted in an expected volatility of 49% which compares to an expected volatility of 62% calculated under the old method. Estimating volatility is one of the inputs used in the Black-Scholes model to calculate the fair value of options granted from the Company’s stock plans and Stock Purchase Plan.

     Guarantees

     Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002 if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other examples of the Company’s guarantees or indemnification arrangements include guarantees of product performance, standby letters of credits for certain leased facilities and indemnifications of its Board of Directors and officers. The Company has not recorded a liability related to these indemnification and guarantee provisions. The Company implemented the provisions of FIN 45 as of January 1, 2003 and it has not had any significant impact on the Company’s financial position, results of operations or cash flows.

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

     For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2004, in other income/(expense) on its condensed consolidated statements of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the condensed consolidated statements of operations at that time. For the three and nine months ended September 30, 2004, there were no such net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

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

Note 3. NetScreen Business Combination

     In April 2004, Juniper Networks completed its acquisition of NetScreen. Following the acquisition, although the Company modified certain of its organizational structures to support our two product categories, the Company continues to assess the financial performance of the entire company, and not the independent financial performance of those product categories. The acquisition resulted in the issuance of approximately 132 million shares of the Company’s common stock with a fair value of approximately $3,651.2 million to the former stockholders of NetScreen. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. Juniper Networks also assumed all of the outstanding NetScreen stock options with a fair value of approximately $520.5 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 3 years for expected life, 2.5% for the risk-free interest rate and a market value of Juniper Networks common stock of $27.64 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $13.4 million. Below is a summary of the total purchase price (in millions):

Common stock	$3,651.2
Outstanding stock options	520.5
Acquisition direct costs	13.4

Total purchase price	$4,185.1

     In accordance with SFAS No. 141, Juniper Networks allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values, and deferred stock compensation. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The purchase price has been preliminarily allocated as follows (in millions):

Net tangible assets (liabilities) assumed	$374.7
Amortizable intangible assets:
Existing technology	165.2
Maintenance agreements	5.9
Patents and core technology	45.7
Trade name and trademarks	8.3
Value-added reseller relationships	14.7
Distributor relationships	10.1
Order backlog	2.5

Total amortizable intangible assets	252.4
In-process research and development	27.5
Deferred compensation on unvested stock options	93.5
Goodwill	3,437.0

Total purchase price	$4,185.1

     The purchase price allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of NetScreen. During the three months ended September 30, 2004, the Company increased the net tangible assets acquired and decreased goodwill by $0.8 million due to reductions in the valuation of certain preacquisition accruals.

Net Tangible Assets

     NetScreen’s assets and liabilities as of April 16, 2004 were reviewed and adjusted, if necessary, to their fair value. Fixed asset listings were reviewed for impairment and will be depreciated over their useful lives. The Company wrote down NetScreen’s fixed assets by approximately $0.4 million, primarily for leasehold improvements in buildings to be vacated. Reserves and allowances were reviewed for appropriateness and approved by management. Management also reviewed the liabilities to ensure the proper values were recorded. The Company reduced NetScreen’s deferred revenue by approximately $50.0 million to eliminate historical amounts of NetScreen’s deferred revenue that does not represent a legal performance obligation of the combined company or for which the Company will not incur the costs of performing the related services.

     The Company also accrued for restructuring charges of $21.3 million primarily related to severance and facility charges. The Company recognized these costs in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations (“EITF 95-3”). Ninety-four former NetScreen employees were identified for termination at the time of the acquisition and the related severance will be paid out by the end of 2004. The facility charges will be paid through the end of the lease terms, which extend through 2008. As of September 30, 2004, $14.4 million remained to be paid primarily for facilities.

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

In-process Research and Development

     Of the total purchase price, $27.5 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the three months ended June 30, 2004. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, NetScreen had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing and integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. The Company utilized the DCF method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the NetScreen acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25 million. As of September 30, 2004, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $17.3 million.

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

Pro Forma Results

     The following pro forma financial information presents the combined results of operations of Juniper Networks and NetScreen as if the acquisition had occurred as of the beginning of the periods presented. Adjustments, which reflect the amortization of purchased intangibles and deferred stock compensation, charges to cost of revenues for inventory write-ups and the valuation of the order backlog, IPR&D, restructuring and the related net tax impact of $28.8 million, $44.9 million, $3.7 million and $74.5 million have been made to the combined results of operations for the three and nine months ended September 30, 2004 and 2003, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Juniper Networks that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share amounts)	2004	2003	2004	2003
Net revenues	$375.0	$243.7	$1,010.6	$688.7
Net income (loss)	$19.9	$(30.5)	$61.5	$(1.7)
Basic income (loss) per share	$0.04	$(0.06)	$0.12	$0.00
Diluted income (loss) per share	$0.04	$(0.06)	$0.11	$0.00

     The pro forma financial information above includes the following material, non-recurring charges for all periods presented (in millions):

Inventory write-up	$3.0
Order backlog	$2.5
In-process research and development	$27.5
Restructuring	$0.4
Integration	$5.1

Note 4. Restructuring Expenses

     The following restructuring charges are based on Juniper Networks’ restructuring plans that have been committed to by management. Any changes to the estimates of the approved plans will be reflected in Juniper Networks’ results of operations.

     Restructuring In Connection With The NetScreen Acquisition

     In the three months ended June 30, 2004, in connection with the NetScreen acquisition, the Company recorded a restructuring charge of $0.4 million for the termination of 13 employees to eliminate certain duplicative activities. These employees were from all functions and all geographic theaters and were in addition to the 94 former NetScreen employees that were also terminated. These charges were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). All severance payments have been made as of September 30, 2004.

     Restructuring In Connection With The Discontinuance Of The CMTS Products

     In the three months ended September 30, 2003, the Company announced that it would no longer develop its G-series CMTS products and recorded a one-time charge of $14.0 million that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities, costs associated with termination of contracts and other related costs. These charges are accounted for in accordance with SFAS 146.

     The Company has paid all of the severance related to the workforce reduction related primarily to the termination of 76 employees that were mainly located in the Americas and Europe regions. Non-inventory asset impairment was primarily for long-lived assets that were no longer needed as a result of the Company’s decision to cease further development of the G-series CMTS product line. Facility charges consisted primarily of the cost of vacating facilities that were dedicated to the development of the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using the Company’s risk-adjusted borrowing rate. Amounts related to the net facility charge are included in other accrued liabilities and will be paid over the respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Other contractual commitments and other charges consist primarily of carrying and obsolete material charges from the Company’s contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and costs to satisfy end-of-life commitments in certain customer contracts. All of these costs were included as a charge to the results of operations in the quarter ended September 30, 2003.

     As a result of the NetScreen acquisition, a portion of one of the facilities that was originally included in the restructuring was needed to combine the offices of Juniper Networks and NetScreen. As a result, we adjusted the restructuring reserve during the nine months ended September 30, 2004 by a net $0.9 million as a credit to Restructuring Costs in the condensed consolidated statement of operations.

     The following table shows the breakdown of the restructuring charge and the liability remaining as of September 30, 2004 (in thousands):

					Remaining
					liability as
					of
	Initial		Non-cash	Cash	September
	charge	Adjustment	charges	payments	30, 2004
Workforce reduction	$5,550	$(247)	$(744)	$(4,559)	$—
Asset impairment	2,887	—	(2,887)	—	—
Facilities	3,455	(452)	—	(840)	2,163
Contractual commitments and other charges	2,093	(178)	—	(1,764)	151

Total	$13,985	$(877)	$(3,631)	$(7,163)	$2,314

     Restructuring In Connection With The Unisphere Acquisition

     During the three months ended September 30, 2002, in connection with the Company’s acquisition of Unisphere, Juniper Networks initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. The costs associated with the restructuring program totaled $14.9 million and were included as a charge to the results of operations for the year ended December 31, 2002. These costs are accounted for under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. During the nine months ended September 30, 2004, the Company adjusted this reserve by $0.9 million primarily for changes in it sublease assumptions and recorded the adjustment as a credit to Restructuring Costs in the condensed consolidated statement of operations. The Company’s estimated costs to exit these facilities were based on available commercial rates for potential subleases. As of September 30, 2004, $1.3 million was remaining to be paid, entirely for leases of consolidated facilities that will be paid over the respective lease terms through 2009.

     Acquisition Costs Related to The Unisphere Acquisition

     Juniper Networks recorded $14.8 million of similar restructuring costs in connection with the restructuring of the Unisphere organization in the three months ended September 30, 2002. These costs were accounted for under EITF 95-3, recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere as an increase to goodwill. During the nine months ended September 30, 2004, the Company adjusted this reserve by $3.7 million primarily for changes in it sublease assumptions and recorded the adjustment as a credit to Restructuring Costs in the condensed consolidated statement of operations. As of September 30, 2004, there was $1.8 million remaining to be paid primarily for facilities, which will be paid over the respective lease terms through 2009, and professional services.

     Restructuring During 2001

     In June 2001, Juniper Networks announced a restructuring program in an effort to better align its business operations with the then current market and service provider industry conditions. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. The costs associated with the restructuring program totaled $12.3 million and were recorded during the three months ended June 30, 2001 as operating expenses. As of September 30, 2004, there was $0.1 million remaining to be paid, primarily for facilities, which will be paid over the respective lease terms through 2006.

Note 5. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
As of September 30, 2004	Gross	Amortization	Net
Technology	$286.3	$(66.1)	$220.2
Other	52.1	(12.2)	39.9

Total	$338.4	$(78.3)	$260.1

		Accumulated
As of December 31, 2003	Gross	Amortization	Net
Technology	$75.3	$(32.6)	$42.7
Other	10.6	(4.8)	5.8

Total	$85.9	$(37.4)	$48.5

     Amortization expense of purchased intangible assets included in operating expenses have been (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Amortization expense of purchased intangibles	$18.4	$5.3	$38.3	$15.9

     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year ending December 31,	Amount
2004 (remaining three months)	$18.5
2005	73.8
2006	73.2
2007	67.5
2008	22.6
Thereafter	4.5

Total	$260.1

     The changes in the carrying amount of goodwill during the nine months ended September 30, 2004 are as follows (in millions):

Balance as of December 31, 2003	$983.4
Goodwill acquired during the period	3,437.0
Additions to existing goodwill	0.6
Reductions to existing goodwill	—

Total	$4,421.0

     The Company has $0.6 million worth of intangibles with indefinite lives related to acquisitions in prior periods that was never amortized and reclassified to goodwill during 2004.

     The Company performed its annual impairment analysis as of November 2003 and determined that there was no impairment of the goodwill at that time. There were no impairment indicators during the three months ended September 30, 2004.

Note 6. Long-Term Debt

     In April 2004, the Company called for the redemption, on May 12, 2004, of the remaining $142.1 million outstanding balance of its 4.75% Convertible Subordinated Notes due March 15, 2007 (“Subordinated Notes”) principal. Upon redemption, holders received a total of approximately $1,027.88 per $1,000 principal amount of the Subordinated Notes, consisting of the redemption price of $1,020.36 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest from March 15, 2004 up to but not including May 12, 2004 of approximately $7.52 per $1,000 principal amount of the Subordinated Notes. The Company paid $145.0 million related to this redemption and recorded a loss of $4.1 million for the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.

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

     Changes in the Company’s warranty reserve during the nine months ended September 30, 2004 and 2003 were as follows (in millions):

	As of September 30,
	2004	2003
Beginning balance	$35.3	$32.4
Provisions made during the nine months	27.3	21.9
Changes in estimates	(1.4)	—
Amount acquired from NetScreen	1.8	—
Actual costs incurred during the nine months	(22.8)	(21.7)

Ending balance	$40.2	$32.6

Note 8. Common Stock Retirement

     In July 2004, the Company’s Board of Directors approved a program to retire $250.0 million worth of common stock. During the three months ended September 30, 2004, the Company purchased and retired 2.5 million shares of its outstanding common stock for $55.2 million at an average price of $21.90. The program can be discontinued at any time.

Note 9. Segment Information

     As a result of the NetScreen acquisition, the Company expanded its customer base and portfolio of products, which resulted in two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks router products, and security products, which consist predominately of the former NetScreen products. The Company’s service revenue is generated by services delivered to both categories of products and is managed as one organization; therefore the results of the service organization is not split between infrastructure and security.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic theater and by categories of similar products for purposes of making operating decisions and assessing financial performance. For purposes of allocating resources, the Company evaluates the performance of its geographic theaters and its product categories based only on revenues. The Company does not assess the performance of its geographic theaters or categories of networking products on other measures of income or expenses. Accordingly, the Company operates as one operating segment. Below are the Company’s net revenues by geographic theater (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Americas	$193.5	$75.9	$440.6	$205.1
Europe, Middle East and Africa	100.3	40.9	247.4	129.8
Asia Pacific	81.2	55.3	218.0	159.5

Total	$375.0	$172.1	$906.0	$494.4

     Net revenues attributable to the United States were $183.4 million and $68.8 million for the three months ended September 30, 2004 and 2003, respectively. Net revenues attributable to the United States were $399.2 million and $187.0 million for the nine months ended September 30, 2004 and 2003, respectively. Net revenues attributable to Japan were greater than 10% of the Company’s net revenues during the three and nine months ended September 30, 2003.

     As mentioned above, the Company has two categories of networking products. Net product revenues by categories of networking products are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Infrastructure	$261.8	$147.1	$675.9	$423.4
Security	63.4	—	107.2	—

Total net product revenues	$325.2	$147.1	$783.1	$423.4

     During the three months ended September 30, 2004, two customers individually accounted for 14% and 10% of net revenues. During the three months ended September 30, 2003, two customers individually accounted for 13% and 12% of net revenues. During the nine months ended September 30, 2004, one customer accounted for 15% of net revenues. During the nine months ended September 30, 2003, two customers individually accounted for 15% and 13% of net revenues.

     The majority of the Company’s property and equipment as of September 30, 2004 and 2003 were attributable to its U.S. operations.

Note 10. Net Income Per Share

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income	$48,759	$7,205	$69,745	$24,466
Denominator:
Weighted-average shares of common stock outstanding	533,905	384,879	478,397	379,941
Weighted-average shares subject to repurchase	(458)	(84)	(353)	(149)

Denominator for basic net income per share	533,447	384,795	478,044	379,792
Common stock equivalents	29,271	23,288	36,021	19,733

Denominator for diluted net income per share	562,718	408,083	514,065	399,525

Consolidated net income applicable to common stockholders per share:
Basic	$0.09	$0.02	$0.15	$0.06

Diluted	$0.09	$0.02	$0.14	$0.06

     Employee stock options to purchase approximately 14.5 million shares and 9.8 million shares in the three months ended September 30, 2004 and 2003, respectively, and 12.9 million shares and 11.0 million shares in the nine months ended September 30, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. The Subordinated Notes were excluded from the calculation of diluted loss per share for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003 because the effect of the assumed conversion of the notes was antidilutive.

     Shares issuable upon conversion of the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) were not included in the calculation of the diluted earnings per share for the three and nine months ended September 30, 2004 because they were not convertible by their terms. The conversion price for the Senior Notes is $20.14 per share. However prior to December 31, 2007, a holder of a Senior Note can only convert into common stock if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first day of a conversion period was more than 110% of the conversion price (or $22.15 per share). A conversion period begins on the 11th trading day of the fiscal quarter and ends on the 10th trading day of the following fiscal quarter. On October 13, 2004, the FASB ratified the consensus reached by the EITF on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 provides that contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, Earnings Per Share, regardless of market price trigger features included in the instrument. EITF No. 04-8 is expected to be effective for periods ending on or after December 15, 2004. Based on the transition requirements, shares issuable upon conversion of the Company’s Senior Notes will be required to be included in its diluted shares for all periods beginning in June 2003, when the Senior Notes were issued.

Note 11. Equity Investments

     As of September 30, 2004 and December 31, 2003, the carrying values of the Company’s minority equity investments in privately held companies were $3.7 million and $5.7 million, respectively. During the nine months ended September 30, 2004, the Company recorded an impairment to its investments in privately held companies of $2.9 million, made additional investments of $1.2 million in privately held companies and reclassified $0.2 million to available-for-sale investments.

Note 12. Other Comprehensive Income

     Other comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$48,759	$7,205	$69,745	$24,466
Unrealized gains (losses) on equity investments and available-for-sale investments	2,259	(3,478)	(4,206)	(2,703)
Less: realized gain on sale of equity investments	—	—	—	(8,739)
Foreign currency translation gains (losses)	22	(545)	519	1,565

Total comprehensive income	$51,040	$3,182	$66,058	$14,589

Note 13. Legal Proceedings and Contingencies

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

     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for preliminary approval. The proposed settlement provides for a release of claims against the issuer defendants, including the Company, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including certification of a class for settlement purposes and formal court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. Plaintiffs’ opening appellate brief was filed in August 2004. Defendant’s opposition brief is due in November 2004.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the court sustained the defendants’ demurrers with leave to amend. The plaintiffs filed their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs’ third amended complaint was filed in August 2004. In September 2004, the defendants demurred to the third amended complaint. There has been limited discovery to date and no trial is scheduled.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. There has been limited discovery to date.

     IRS Notice of Proposed Adjustment

     The IRS is currently auditing the Company’s federal income tax returns for fiscal years 1999 and 2000. In conjunction with this audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 through 2001, and the Company has received a preliminary Notice of Proposed Adjustment (“NOPA”) in the amount of $6.8 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. If the preliminary NOPA results in a final assessment, the Company intends to dispute the assessment with the IRS and resolve the issue at the Appeals level. The Company currently does not believe that it is probable that any final assessment will be sustained nor does it believe that a liability can be reasonably estimated at this time. Thus, in accordance with the provisions of Financial Accounting Standards No. 5 Accounting for Contingencies, the Company has not made any provision in the consolidated financial statements for the potential employment tax assessment.

     Note 14. Recent Accounting Pronouncements

     The Emerging Issues Task Force (“EITF”) has reached a consensus on EITF Issue No. 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. The effective date for this consensus will be the same as the effective date for the revised version of FASB Statement No. 128, Earnings per Share, yet to be issued by the Board. The Board’s most recent discussion on the effective date for Statement 128R indicates that it will be effective for reporting periods ending after December 15, 2004 and will have to be applied retroactively. Contingently convertible debt instruments, commonly referred to as Co-Cos, are structured financial transactions that combine the features of contingently issuable shares with a convertible debt instrument. Co-Cos are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (market price trigger). After the final language has been published, the Company will determine if EITF Issue No. 04-8 is applicable to its Senior Notes. If EITF Issue No. 04-8 is applicable, the Company will have to include the number of shares to be issued upon conversion in its calculation of diluted earnings per share, regardless of whether the market price triggers have been met. This will result in a small decrease in the Company’s diluted earnings per share beginning when the Senior Notes were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Factors That May Affect Future Results” and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Joint Proxy/Prospectus included in the Registration Statement on Form S-4 filed with the SEC and declared effective on March 11, 2004. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

     Overview of the Results of Operations

     To aid in understanding our operating results for the three and nine months ended September 30, 2004 and 2003, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.

     Significant Events

     In April 2004, we completed our acquisition of NetScreen Technologies, Inc. (“NetScreen”). NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. The acquisition enabled us to expand our customer base and portfolio of products, which resulted in two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks router products, and security products, which consist predominately of the former NetScreen products. Following the acquisition, although the Company modified certain of its organizational structures to support our two product categories, the Company continues to assess the financial performance of the entire company, and not the independent financial performance of those product categories. In connection with the acquisition, we issued approximately 132 million shares of our common stock with a fair value of approximately $3,651.2 million to the former stockholders of NetScreen. We also assumed all of the outstanding NetScreen stock options with a fair value of approximately $520.5 million. We incurred direct costs associated with the acquisition of approximately $13.4 million. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, we have included in our results of operations, for the nine months ended September 30, 2004, the results of NetScreen beginning on April 16, 2004. The three months ended September 30, 2004 was the first full quarter comprised of results for the combined company; therefore, revenues, cost of revenues and operating expenses are significantly greater compared to the same period in 2003.

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

     In the three months ended September 30, 2004 and June 30, 2004, we adjusted our restructuring reserves for changes in estimates, primarily related to changes in lease and sublease assumptions as our needs changed as a result of the NetScreen acquisition and as the real estate markets changed.

     During the three months ended September 30, 2003, we announced that we would no longer develop our G-series CMTS products and recorded a one-time charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities and terminating contracts and other related costs.

     During the three months ended June 30, 2003, we issued $400.0 million of Zero Coupon Convertible Senior Notes due June 15, 2008. Also, since January 1, 2003, we have paid a total of $937.0 million to retire all of our remaining 4.75% Convertible Subordinated Notes due March 15, 2007. These transactions affected on our cash, cash equivalents, investments, interest income and interest expense.

     Nature of Expenses

     Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers; accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities in California, Wisconsin, Canada, Taiwan and Malaysia. Generally, our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility. Due to the NetScreen acquisition, title to certain finished goods pass from the contract manufacturer to us upon completion of production.

     The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges. Carrying and obsolete charges decreased during 2003 and into 2004 as the global economy and our product revenue continue to improve.

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

     Critical Accounting Policies and Estimates

     The preparation of the consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts general and administrative expenses;

•	the valuation of exposures associated with the contract manufacturing operations and estimating future warranty costs, both of which impact cost of product revenues and gross margins;

•	the provision for income taxes, which would impact our income tax expense, and tax related accruals; and

•	the initial and continuing valuation of goodwill and other purchased intangible assets, which could result in an impairment, which would impact operating expenses.

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

     We also recognize revenue from service contracts. A majority of our service revenue is earned from customers who have purchased our products. Service revenue contracts are typically for one-year renewable periods and are for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts, we also provide professional and educational services. Service revenue is deferred until the services commence, at which point the service revenue is recognized as the services are completed or ratably over the period of the obligation.

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

     The amount of product revenue recognized in a given period is also impacted by our judgments made in establishing our reserve for potential future product returns. Although our arrangements with end-users and VARs do not include any contractual rights of return, and our general policy is that we do not accept returns, under unique circumstances we have accepted, and may in the future accept, product returns from our customers. Therefore, we do provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. In addition, we get input from our sales and support organizations on potential product returns relating to specific customer issues. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.

     In addition, our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to a credit on certain purchases in the event of decreases in the prices of our products. We accrue for these credits based on our estimates of the value of the deferred revenue stock rotations and price protection. These reserves require us to exercise our judgment in determining if historical experience applies to new products and to new distributors. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.

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

     Provision for Income Taxes and Tax Related Accruals

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

     The IRS is currently auditing our federal income tax returns for fiscal years 1999 and 2000. In conjunction with this audit, certain of our US payroll tax returns are currently under examination for fiscal years 1999 through 2001, and we have received a preliminary Notice of Proposed Adjustment (“NOPA”) in the amount of $6.8 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. If the preliminary NOPA results in a final assessment, we intend to dispute the assessment with the IRS and resolve the issue at the Appeals level. We currently do not believe that it is probable that any final assessment will be sustained nor do we believe that a liability can be reasonably estimated at this time. Thus, in accordance with the provisions of FAS 5, we have not made any provision in the consolidated financial statements for the potential employment tax assessment. If our assessment of probability and estimation is incorrect, a charge to expense would result.

     Valuation of Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangibles is computed using the straight-line method over the related expected useful lives of between four and seven years.

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

     Results of Operations

     Net Revenues

     The following table shows product and service net revenues for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Net revenues:
Product	$325,240	87%	$147,110	85%	$783,094	86%	$423,351	86%
Service	49,774	13%	25,018	15%	122,872	14%	71,087	14%

Total net revenues	$375,014	100%	$172,128	100%	$905,966	100%	$494,438	100%

     Net product revenues increased $178.1 million and $359.7 million in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The increases were primarily due to an increase in the demand for our products resulting from our customers expanding their networks for new applications and users. Products acquired in the NetScreen acquisition contributed $63.4 million and $107.2 million of product net revenues in the three and nine months ended September 30, 2004. As a result of the NetScreen acquisition, we expanded our customer base and portfolio of products, which resulted in two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks router products, and security products, which consist predominately of the former NetScreen products. The following table shows product revenue by product category (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Infrastructure	$261,848	70%	$147,110	85%	$675,866	75%	$423,351	86%
Security	63,392	17%	—	0%	107,228	12%	—	0%

Product net revenues	$325,240	87%	$147,110	85%	$783,094	86%	$423,351	86%

     As we enter more markets, we have begun to experience increased price competition in some specific segments of the market. This price competition has been limited to date, as evidenced by our increase in revenue dollars and product gross margins compared to the year-ago period. The following table shows the change in revenue units and ports shipped. Revenue units and ports shipped are tracked to analyze customer trends and are used as indicators for potential network growth.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Infrastructure chassis revenue units	1,985	1,147	4,854	3,250
Infrastructure ports shipped	28,197	17,375	80,349	48,161
Security revenue units	21,346	—	40,485	—

     Net service revenues increased $24.8 million and $51.8 million in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The increase was primarily due to a larger installed base of customers and products resulting from more infrastructure units being sold and the addition of the NetScreen customers. A majority of service revenue is from customers who previously purchased our products and enter into a service contract. Service contracts are typically for one-year renewable periods and revenue is recognized ratably over the service period. In addition to service contracts, service revenue is generated from providing professional and educational services, in which case the revenue is recognized as the services are performed.

     Each of Siemens A.G. and Verizon Communications accounted for greater than 10% of net revenues during the three months ended September 30, 2004. Siemens A.G. accounted for greater than 10% of net revenues during the nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, Siemens A.G. and Ericsson A.B. each accounted for greater than 10% of net revenues.

     The following table shows the percent of net revenues by geographic theater:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Americas	51%	44%	49%	42%
Europe, Middle East, and Africa	27%	24%	27%	26%
Asia Pacific	22%	32%	24%	32%

     The increase in total net revenues derived from the Americas region compared to other regions was primarily due to economic recovery in the Americas and the associated increase in capital expenditures by our customers. Those increased capital expenditures by our customers and increased total net revenues from the Americas region also caused Asia Pacific revenues to decrease as a percent of total net revenues, although net revenues from Asia Pacific has increased in terms of absolute dollars for both year over year periods.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	GM %	2003	GM %	2004	GM %	2003	GM %
Cost of revenues:
Product	$87,730	73%	$48,694	67%	$218,182	72%	$145,868	66%
Service	25,304	49%	14,245	43%	65,641	47%	40,852	43%

Total cost of revenues	$113,034	70%	$62,939	63%	$283,823	69%	$186,720	62%

     Cost of product revenues increased $39.0 million and $72.3 million in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively, and the product gross margins increased six points for both year-over-year periods. The increases in product gross margins was primarily due to cost-cutting initiatives that resulted in standard costs and manufacturing support costs increasing at a lesser rate than product net revenues in terms of absolute dollars for the same periods. In addition, the standard margins on the security products are more favorable than the margins on the infrastructure products. The increase in gross margins was partially offset by one-time acquisition charges, which increased cost of product revenues, of $3.0 million for an inventory write-up adjustment and $2.5 million for the amortization of the order backlog intangible asset during the three months ended June 30, 2004 related to the NetScreen acquisition.

     Cost of service revenues increased $11.1 million and $24.8 million in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. In absolute dollars, employee related expenses increased 76% and 67% for the three and nine month year-over-year periods, respectively, primarily due to the NetScreen acquisition. The service gross margins increased by six points and four points for the three and nine month year-over-year periods due to greater economies of scale.

     Operating Expenses

     As mentioned above, operating expenses for the three and nine months ended September 30, 2004 include the results of NetScreen beginning on April 16, 2004. The following table shows operating expenses for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2004	Revenues	2003	Revenues	2004	Revenues	2003	Revenues
Research and development	$64,881	17%	$44,932	26%	$169,604	19%	$131,409	27%
Sales and marketing	$81,953	22%	$34,710	20%	$201,150	22%	$101,404	21%
General and administrative	$12,426	3%	$6,524	4%	$38,662	4%	$21,292	4%

     Research and development expenses increased $19.9 million and $38.2 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The increases were primarily due to employee related expenses, which increased 58% and 37% for the three and nine month periods, respectively, as a result of the increase in the number of employees attributable to the NetScreen acquisition and incremental headcount additions in our research and development departments. In addition, prototype expenses increased 162% and 161% for the three and nine month periods, respectively, due to a broader range of product development as a result of the NetScreen acquisition. The increases in employee related expenses and prototype expenses were offset by decreases of 225% and 253% in non-recurring engineering charges.

     Sales and marketing expenses increased $47.2 million and $99.7 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The increases were primarily due to employee related expenses, which increased 134% and 101% for the three and nine month periods, respectively, as a result of the increase in the number of employees attributable to the NetScreen acquisition, incremental headcount additions in our sales and marketing departments and higher commissions being paid due to the increase in revenue. In addition, marketing related expenses increased 367% and 263% for the three and nine month periods, respectively, due to the NetScreen acquisition. Marketing related expenses include costs for marketing events, advertising, and marketing programs for partners and customers.

     General and administrative expenses increased $5.9 million and $17.4 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The increases were primarily due to increased professional service expenses and employee related expenses. Personnel related expenses increased 81% and 67%, respectively, due to the increase in the number of employees attributable to the NetScreen acquisition and incremental headcount additions in our general and administrative departments. Professional services increased 168% and 166%, respectively, due to higher legal fees and settlement of litigation. The increases were offset by decreased in our bad debt expense as we recovered previously written off receivables.

     Other Operating Expenses

     The following table shows other operating expenses for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Restructuring costs	$(1,223)	$13,985	$(5,058)	$13,985
Amortization of purchased intangibles and deferred sock compensation	$33,025	$1,998	$72,214	$17,323
In-process research and development	$—	$—	$27,500	$—
Integration costs	$—	$—	$5,087	$—

     We decreased our restructuring accruals by a net $1.2 million during the three months ended September 30, 2004 related to changes in our lease and sublease assumptions.

     In connection with the NetScreen acquisition, we recorded a restructuring charge of $0.4 million during the three months ended June 30, 2004 primarily related to the termination of 13 employees to eliminate certain duplicative activities. These employees were from all functions and all geographic theaters. All severance was paid as of September 30, 2004 and there is no remaining balance.

     We decreased our restructuring accruals by $4.3 million during the three months ended June 30, 2004, primarily for changes in our facility estimates. We adjusted the facility estimate we made in 2003 in connection with the NetScreen acquisition and the need to have more space for the additional employees. In addition, several sublease estimates changed due to fluctuations in the real estate market and our ability to sublease our excess facilities at higher rates than was initially planned.

     Amortization of purchased intangibles and deferred stock compensation is comprised of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Amortization of purchased intangibles	$18,447	$5,302	$38,335	$15,907
Amortization of deferred stock compensation	14,578	(3,304)	33,879	1,416

Amortization of purchased intangibles and deferred sock compensation	$33,025	$1,998	$72,214	$17,323

     Amortization of purchased intangibles increased $13.1 million and $22.4 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The increases were due to $252.4 million of purchased intangibles acquired in the NetScreen acquisition that are being amortized on a straight-line basis over their estimated useful lives of between four and seven years.

     Amortization of deferred stock compensation increased $17.9 million and $32.5 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The increases were due to $93.5 million of deferred stock compensation resulting from the NetScreen acquisition being expensed over the remaining vesting period using the graded-vesting method. The amortization of deferred stock compensation is adjusted quarterly to account for terminated employees.

     Of the total NetScreen purchase price, approximately $27.5 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the three months ended June 30, 2004. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, NetScreen had multiple IPR&D efforts under way for certain current and future product lines. These efforts included integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. We utilized the discounted cash flow (“DCF”) method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25 million. As of September 30, 2004, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $17.3 million.

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

     Other Income and Expenses

     The following table shows other income and expenses for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest and other income	$6,412	$8,031	$16,707	$27,300
Interest and other expense.	$(987)	$(9,386)	$(4,967)	$(33,689)
Write-down of equity investments	$(2,939)	$—	$(2,939)	$—
Gain (loss) on redemption of convertible subordinated notes	$—	$9,220	$(4,107)	$14,108
Gain on sale of equity investments	$—	$—	$—	$8,739

     Interest and other income decreased $1.6 million and $10.6 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The decreases are a result of lower interest rates on our investments.

     Interest and other expenses decreased $8.4 million and $28.7 million for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. The decreases were a result of the redemption of all of the outstanding Subordinated Notes, for which we were paying interest at an annual rate of 4.75%.

     During the three months ended September 30, 2004 we recorded an impairment charge of $2.9 million related to our investments in privately held companies. These impairments were deemed to be other than temporary.

     In April 2004, we called for the redemption, on May 12, 2004, of the remaining $142.1 million outstanding balance of our 4.75% Convertible Subordinated Notes due March 15, 2007 (“Subordinated Notes”) principal. Upon redemption in May 2004, holders received a total of approximately $1,027.88 per $1,000 principal amount of the Subordinated Notes, consisting of the redemption price of approximately $1,020.36 per $1,000 principal amount of the Subordinated Notes, plus accrued and unpaid interest from March 15, 2004 up to but not including May 12, 2004 of approximately $7.52 per $1,000 principal amount of the Subordinated Notes. We paid $145.0 million related to this redemption and recorded a loss of $4.1 million for the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs and the amount paid to extinguish such Subordinated Notes.

     During the nine months ended September 30, 2003 we paid approximately $381.2 million to retire a portion of our Subordinated Notes. This partial repurchases resulted in a gain of approximately $14.1 million, which was the difference between the carrying value of the notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.

     During the six months ended June 30, 2003, we sold equity investments in publicly traded companies that were classified as available-for-sale, which had a cost basis of approximately $4.3 million, and recognized a gain of approximately $8.7 million.

     Provision for Income Taxes

     We recorded tax provisions of $24.6 million and $7.7 million for the three months ended September 30, 2004 and 2003, or effective tax rates of 34% and 52%, respectively. We recorded tax provisions of $47.9 million and $14.3 million for the nine months ended September 30, 2004 and 2003, or effective tax rates of 41% and 37%, respectively. The 2004 rate differs from the federal statutory rate of 35% and the 2003 rate primarily due to the inability to benefit from the IPR&D charge and other charges and losses.

     The “Working Families Tax Relief Act of 2004” has provided an extension of the federal R&D credit provisions that had previously expired on June 30, 2004. We expect that the benefit from this extended provision, which took effect on October 4, 2004, will approximate $3.0 million in the fourth quarter tax provision.

     Liquidity and Capital Resources

     Overview

     We have funded our business by issuing debt and equity securities and through our operating activities. The following table shows our capital resources (in thousands):

	September	December 31,
	30, 2004	2003
Cash and cash equivalents	$667,714	$365,606
Short-term investments	$290,798	$215,906
Long-term investments	$588,152	$394,297
Restricted cash	$31,109	$30,837
Working capital	$673,775	$399,996

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

     Cash Requirements and Contractual Obligations

     As of September 30, 2004, our principal commitments consisted of obligations outstanding under our operating leases and the Senior Notes. The contractual obligations under operating leases are primarily for our facilities. The following table summarizes our principal contractual obligations at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases, net of committed subleases	$208,809	$30,815	$57,169	$47,053	$73,772
Zero Coupon Convertible Senior Notes due June 15, 2008	400,000	—	—	400,000	—

Total contractual principal cash obligations	$608,809	$30,815	$57,169	$447,053	$73,772

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

     We do not have firm purchase commitments with our contract manufacturers; however, we do have potential contractual liabilities and exposures to the independent contract manufacturers, such as carrying costs and excess material exposures, in the event that they procure components and build products based on our build forecasts and the actual component usage and product sales are lower than forecast. As of September 30, 2004, we had accrued $19.2 million for potential exposures with our contract manufacturers, such as excess material and carrying costs.

     In conjunction with its audit of our federal employment tax returns for calendar years 1999 through 2001, the IRS issued a preliminary Notice of Proposed Adjustment (NOPA) in the amount of $6.8 million. This preliminary assessment relates to the deposit of employment taxes primarily resulting from employee stock option exercises. If the preliminary NOPA results in a final assessment, we fully intend to dispute the assessment with the IRS and resolve the issue at the Appeals level. We currently do not believe that it is probable that any final assessment will be sustained nor do we believe that a liability can be reasonably estimated at this time. Thus, in accordance with the provisions of FAS 5, we have not made any provision in the consolidated financial statements for the potential employment tax assessment.

     Operating Activities

     Net cash provided by operating activities was $297.0 million and $115.6 million for the nine months ended September 30, 2004 and 2003, respectively. The cash provided by operating activities for each period was due to our net income adjusted by:

•	non-operating charges such as in-process research and development from the NetScreen acquisition, a loss from the redemption of the Subordinated Notes and an impairment charge related to our equity investments;

•	ongoing non-cash charges such as depreciation expense and amortization expenses for intangible assets, deferred compensation and debt costs; and

•	fluctuations during the normal course of business in accounts receivable, prepaid and other current assets, long-term assets, accounts payables, accrued liabilities and deferred revenue.

     Investing Activities

     Net cash provided by investing activities was $84.2 million and $58.5 million for the nine months ended September 30, 2004 and 2003, respectively. Recurring investing activities included capital expenditures and the purchases and maturities of available-for-sale securities. During the three months ended June 30, 2004 we had a $40.9 million increase in cash and cash equivalents resulting from the acquisition of NetScreen.

     Financing Activities

     Net cash used in financing activities was $79.1 million for the nine months ended September 30, 2004. Net cash provided by financing activities was $89.0 million for the nine months ended September 30, 2003. Cash was provided during both periods through the issuance of common stock related to employee option exercises and stock purchase plans. During the three months ended September 30, 2004, we spent $55.2 million to retire 2.5 million shares of our common stock. During the three months ended June 30, 2004 we spent $145.0 million to redeem the remaining outstanding Subordinated Notes. During the three months ended June 30, 2003, we received net proceeds of $392.8 million from the issuance of the Senior Notes.

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

     In the security products market, we face intense competition from a broader group of companies including appliance vendors such as Cisco Systems, SonicWALL, Inc., and Watchguard Technologies and software vendors such as Check Point Software Technologies and Symantec Corporation. We also compete with various emerging private companies and low-cost network hardware suppliers that may position their products as replacements for ours.

     If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and/or be required to reduce prices, which could result in reduced gross margins, and which could materially and adversely affect our business, operating results and financial condition.

We rely on distribution partners to sell our products, and disruptions to or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these distributors and value-added resellers. The loss of or reduction in sales to these value-added resellers or distributors could materially reduce our revenues. Competitors, may in some cases, be effective in causing resellers or potential resellers to favor their products or to avoid or reduce selling our products. If we fail to maintain relationships with these distribution partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of resellers in existing markets, fail to manage, train or incent existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

     In addition, we recognize a substantial portion of our revenue based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

     Further, in order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support it, and those processes and procedures may become increasingly complex and inherently difficult to manage. Our failure to successfully manage and develop our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

Integration of past acquisitions and future acquisitions that we make could disrupt our business and harm our financial condition and may dilute the ownership of our stockholders.

     We have made, and may continue to make, acquisitions in order to enhance our business. Acquisitions involve numerous risks, including problems combining the purchased operations,

technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. For example, although we completed the acquisition of NetScreen in April 2004, integration of the products, product roadmap and operations is a continuing activity and will be for the foreseeable future. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition.

     In addition, if we fail in our integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business and financial condition may be adversely affected.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results.

     Even though our customer base has increased substantially, a large portion of our net revenues depend on sales to a limited number of customers. During the three months ended September 30, 2004, each of Siemens AG and Verizon accounted for greater than 10% of our revenues. Siemens AG was the only customer that accounted for greater than 10% of our net revenues during the three and six months ended June 30, 2004. During fiscal year 2003 LM Ericsson Telefon AB and Siemens each accounted for greater than 10% of our net revenues. Ericsson was the only customer that accounted for greater than 10% of our net revenues during 2002. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain and we may face increased challenges in supply chain management in the future.

     With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. Growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner and our revenues and gross margins could suffer until other sources can be developed. We currently purchase several key components, including application-specific integrated circuits (ASICs), from single or limited sources. The development of alternate sources for those components is time consuming, difficult and costly. For example, IBM is our sole ASIC supplier for our infrastructure products and Toshiba America Electronic Components, Inc. is our sole ASIC supplier for our security products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business.

     In addition, the development, licensing or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of key components and products would adversely affect our business.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays which would harm our business.

     We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, the contract manufacturers may have inadequate materials and components required to produce our products, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.

We are dependent on contract manufacturers with whom we do not have long-term supply contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

     We depend on independent contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products. We do not have long-term contracts with our contract manufacturers that require them to manufacture our products. Accordingly, such contract manufacturers are not obligated to supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. For example, one of our contract manufacturers has recently begun manufacturing in Malaysia. Each of these factors could adversely affect our business and financial results.

We expect gross margin to vary over time and our recent level of product gross margin may not be sustainable

     Our recent level of product gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including increases in material or labor costs, excess inventory or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to inventory holding periods if our forecasts do not accurately anticipate product demand, increased price competition in one or more of the markets in which we compete or our introduction of new products or entry into new markets with different pricing and cost structures.

The fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues may harm our operating results.

     Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties and constrained spending on network expansion has previously resulted, and may result in the future, in decreased revenues and earnings and could also negatively impact our ability to forecast and manage our contract manufacturer relationships. Economic downturns may also lead to restructuring initiatives and associated expenses and impairment of investments. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties and reductions in spending on network expansion could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.

Our products are highly technical and if they contain undetected software or hardware errors, our business could be adversely affected and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

     Our products are highly technical and complex, are critical to the operation of many networks and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products may contain undetected errors or defects. Some errors in our products may only be discovered after a product has been installed and used by end customers. Any errors discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

     Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our products do not interoperate with those of our customers’ networks, orders for our products could be cancelled or our products could be returned. This could hurt our operating results, damage our reputation and seriously harm our business and prospects.

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

     For example, many customers in this class have purchased products from other vendors who promised certain functionality and failed to deliver such functionality and/or had products that caused problems and outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may affect our ability to recognize the revenues from such sales, which may negatively affect our business and our financial condition.

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

Recent rulemaking by the Financial Accounting Standards Board will require us to expense equity compensation given to our employees and will significantly harm our operating results and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

     We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning July 1, 2005. By causing us to incur significantly increased compensation costs, such accounting changes will reduce our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

Litigation regarding intellectual property rights may be time consuming, expensive and require a significant amount of resources to prosecute, defend or make our products non-infringing.

     Third parties have asserted and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our products. For example, in 2003, Toshiba Corporation filed a lawsuit against us, alleging that our products infringe certain Toshiba patents. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

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

Our success depends upon our ability to effectively plan and manage our resources and restructure our business through rapidly fluctuating economic and market conditions. Past restructuring efforts may prove to be inadequate or may impair our ability to realize our current or future business objectives.

     Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example increasing headcount and increasing our investment in research and development and other parts of our business. Conversely, during 2001 and 2002, in response to downward trending industry and market conditions, we restructured our business and reduced our workforce. In addition, we expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space. These changes and other similar actions taken to respond to fluctuating market and economic conditions have placed, and our anticipated future operations will continue to place, significant demands on our management resources. This may increase the potential likelihood of other risks, and our business may suffer if we fail to effectively manage changes in the size and scope of our operations.

     We may not be able to successfully implement the initiatives we have undertaken in restructuring our business in the past and, even if successfully implemented, these initiatives may not be sufficient to meet the changes in industry and market conditions. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs actually incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings, all of which could harm our results of operations and financial condition.

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

     The factors that may affect the unpredictability of our quarterly results include limited visibility into customer spending plans, changing market conditions, including some customer and potential customer bankruptcies, changes in the mix of products sold, seasonality, regional economic and political conditions and long sales and implementation cycles.

     As a result, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below one or more of the expectations of securities analysts and investors in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

     Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Juniper may be adversely affected and could cause a decline in the market price of our stock.

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

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

     Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

     The following table presents hypothetical changes in fair value of the financial instruments held at September 30, 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation of Securities Given an Interest			Fair Value	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			as of September	Rate Increase of X BPS
Issuer	(150 BPS)	(100 BPS)	(50 BPS)	30, 2004	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$231,689	$230,320	$228,951	$227,582	$226,212	$224,843	$223,474
Corporate bonds and notes	495,641	492,596	489,551	486,505	483,460	480,415	477,370
Asset backed securities and other	342,524	342,135	341,745	341,355	340,966	340,576	340,186

Total	$1,069,854	$1,065,051	$1,060,247	$1,055,442	$1,050,638	$1,045,834	$1,041,030

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

     Foreign Currency Risk and Foreign Exchange Forward Contracts.

     It is our policy to use derivatives to partially offset our market exposure to fluctuations in foreign currencies. The Company recognizes these derivatives on the condensed consolidated balance sheet at fair value. The Company does not enter into derivatives for speculative or trading purposes.

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

     For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2004, in other income/(expense) on our condensed consolidated statement of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the condensed consolidated statement of operations at that time. For the three and nine months ended September 30, 2004, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

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

     We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of September 30, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

     Changes in Internal Controls: There has been no significant change in our internal controls over the financial reporting that occurred during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for preliminary approval. The proposed settlement provides for a release of claims against the issuer defendants, including the Company, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including certification of a class for settlement purposes and formal court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. Plaintiffs’ opening appellate brief was filed in August 2004. Defendant’s opposition brief is due in November 2004.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint also asserts claims against a Juniper Networks investor. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. In October 2002, the Company as a nominal defendant and the individual defendants filed demurrers to the consolidated amended shareholder derivative complaint. In March 2003, the court sustained the defendants’ demurrers with leave to amend. The plaintiffs filed their amended complaint in May 2003 and the defendants demurred to the amended complaint and moved to stay the consolidated action pending resolution of the federal action. On August 25, 2003, the court sustained defendants’ demurrer with leave to amend and denied the motion to stay without prejudice. Plaintiffs’ third amended complaint was filed in August 2004. In September 2004, the defendants demurred to the third amended complaint. There has been limited discovery to date and no trial is scheduled.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. There has been limited discovery to date.

     IRS Notice of Proposed Adjustment

     The IRS is currently auditing the Company’s federal income tax returns for fiscal years 1999 and 2000. In conjunction with this audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 through 2001, and the Company has received a preliminary Notice of Proposed Adjustment (“NOPA”) in the amount of $6.8 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. If the preliminary NOPA results in a final assessment, the Company intends to dispute the assessment with the IRS and resolve the issue at the Appeals level. The Company currently does not believe that it is probable that any final assessment will be sustained nor does it believe that a liability can be reasonably estimated at this time. Accordingly, in accordance with the provisions of Financial Accounting Standards No. 5 Accounting for Contingencies, the Company has not made any provision in the consolidated financial statements for the potential employment tax assessment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be
(in thousands, except per share	Shares	Price Paid	Announced Plans or	Purchased Under the
amounts)	Purchased	per Share	Programs	Plans or Programs (1)
July 1, 2004 to July 31, 2004	548	$22.75	548	$237,522
August 1, 2004 to August 31, 2004	1,973	$21.66	1,973	$194,798
September 1, 2004 to September 30, 2004	—	$—	—	$194,798

Total	2,521	$21.90	2,521

(1)	On July 13, 2004, we announced that our Board of Directors approved a new program to repurchase up to $250 million of the company’s common stock. The program may be discontinued at any time.

Item 6. Exhibits

Exhibit Number	Description of Document
10.15	Lease between Mathilda Associates LLC and the Registrant dated August 15, 2000

10.16	Form of Executive Officer Option Agreement under the Juniper Networks, Inc. 1996 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.
November 2, 2004	By:	/s/ Marcel Gani
Marcel Gani
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.15	Lease between Mathilda Associates LLC and the Registrant dated August 15, 2000

10.16	Form of Executive Officer Option Agreement under the Juniper Networks, Inc. 1996 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002