Form 10-K
period 2004-12-31
JUNIPER NETWORKS INC
filed 2005-03-04
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).
Yes ☑    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $9,467,666,000 as of the end of the Registrant’s second fiscal quarter, (based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2004).

As of February 28, 2005 there were approximately 543,714,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be issued in conjunction with the Registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2004.

PART I

ITEM 1. Business

     Overview

     We design and sell products and services that together provide our customers with Internet Protocol (“IP”) secure networking solutions. Our solutions are incorporated into the global web of interconnected public and private networks across which a variety of media, including voice, video and data, travel to and from end users around the world. Our network infrastructure solutions enable service providers and other network-intensive businesses to support and deliver services and applications on a highly efficient and low cost integrated network. Our security solutions meet a broad array of our customer’s security priorities, from protecting the network itself, to protecting data on the network. Together, our secure networking solutions enable our customers to convert networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased reliability and security to end users.

     In April 2004, we completed our acquisition of NetScreen Technologies, Inc. (“NetScreen”). NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. As a result of the NetScreen acquisition, we expanded our customer base and portfolio of products, and now offer two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks products, and security products, which consist predominately of the former NetScreen products.

     During our fiscal year ended December 31, 2004, we generated annual revenues of $1.3 billion and conducted business in approximately 75 countries. See the information in Item 8 for more information on our financial position as of December 31, 2004 and 2003 and our results of operations and cash flows for the periods ended December 31, 2004, 2003 and 2002.

     We were incorporated in California in 1996 and reincorporated in Delaware in 1997. Our corporate headquarters is located in Sunnyvale, California. Our website address is www.juniper.net.

     The Juniper Networks Strategy

     Our objective and strategy is to provide best-in-class traffic processing technologies that allow our customers to provide a secure and assured network experience for any application on an IP network. Our technological leadership and problem solving abilities combined with our experience and fundamental understanding of the requirements of high performance IP secure networking solutions will help us in meeting our objectives. Key elements of our strategy are described below.

     Maintain and Extend Technology Leadership. Our application-specific integrated circuit (ASIC) technology, software and network-optimized product architecture have been key elements to establishing our technology leadership. We believe that these elements can be leveraged into future products we are currently developing. We intend to maintain and extend our technological leadership in the network infrastructure and security markets primarily through innovation and continued investment in our research and development departments, supplemented by external partnerships, including joint development with alliances, as well as acquisitions that would allow us to deliver a broader range of products and services to customers in target markets.

     Leverage Early Lead as Supplier of Purpose-Built Network Infrastructure and Security. From inception we have focused on designing and building IP network infrastructure for service providers and network intensive businesses and have integrated purpose-built technology into a network optimized architecture that specifically meets our customers’ needs. We believe that many of these customers will deploy networking equipment from only a few vendors. The purpose-built advantages of our infrastructure and security products provide us with a time-to-market lead, which is a critical advantage in gaining rapid penetration as one of these selected vendors. Once our products have been widely deployed in a customer’s network, it becomes more difficult for potential competitors to sell to those customers in the future.

     Be Strategic to Our Customers. In developing our infrastructure and security solutions, we work very closely with customers to design and build a product specifically to meet their complex needs. Over time, we have expanded our understanding of the challenges facing these customers. That increased understanding has enabled us to subsequently design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployment to date. We plan to continue to work very closely with our customers to implement enhancements to current products as well as to design future products that specifically meet their evolving needs.

     Enable New IP-Based Services. Our platforms enable network operators to build and secure networks cost effectively and to offer new differentiated services for their customers more efficiently than conventional products. We believe that the secure delivery of IP-based services and applications, including web hosting, outsourced Internet and intranet services, outsourced enterprise applications and voice-over IP, will continue to grow and are cost-effectively enabled by our secure networking solutions.

     Establish and Develop Industry Partnerships. Our customers have diverse requirements. While our products meet certain requirements of our customers, our products are not intended to satisfy certain other requirements. Therefore we believe that it is important that we build relationships with other industry leaders in a diverse set of networking technologies and services. These relationships ensure that we have access to those technologies and services, whether through joint venture, resale, acquisition or other collaboration, in order to better support a broader set of our customers’ requirements.

     Markets and Customers

     We sell our products and services through distributors and value-added resellers to end-users in the following markets:

     Service Providers

     Service providers include wireline, wireless and cable operators. Supporting most major service provider networks in the world, our platforms are designed and built for the scale and dependability that service providers demand. Our secure networking solutions benefit these customers by:

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

     Enterprise

     Our secure networking solutions are designed to meet the reliability and scalability demanded by the world’s largest and most advanced networks. For this reason, network intensive enterprises that rely on their networks for the essence of their business are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications while:

•	Reducing costs through operational efficiencies in implementing and managing the network;

•	Driving down capital expenses with sophisticated network intelligence that is robust, secure and scalable; and

•	Providing enterprises with the control necessary to deliver a secure and assured user experience to their customers and internal clients.

     Public Sector

     The public sector includes federal, state and local governments and research and education institutions. Our solutions provide the security, dependability, and performance required by leading government agencies, including the United States Department of Defense, intelligence and civilian agencies. Research and education (R&E) networks push the envelope in networking and applications, continually demanding the most advanced products and technologies while simultaneously helping shape their development. These networks help academic researchers and educators transform their vision into reality with scientific and educational advancements using applications such as telemedicine, 3D visualization and simulation, grid computing, and collaborative videoconferencing. Juniper Networks helps the public sector secure and assure their networking infrastructure by:

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

     Fundamental Requirements for High Performance Secure Networks

     As they work to support growth in IP traffic and seek to offer new revenue generating or mission-critical services, our customers require secure network solutions that are not only feature rich but also deliver high reliability, high performance and assured user experiences.

     At the same time, both service providers and enterprises must focus on detecting and preventing the ever increasing number of security threats facing the network itself and the data that flows across the network. This security must be innate to networking products and must not come at the expense of overall performance or unjustifiable cost.

     Feature richness, high reliability, security, high performance, scalability, and cost effectiveness are each fundamental requirements in meeting the needs associated with the growth in IP traffic and the secure and assured delivery of value-added services to end users.

     Feature Richness. The importance of increasing revenue streams and decreasing capital and operational costs for our customers is a significant priority in the industry. Service providers want to sell more revenue generating services with better cost efficiencies. Enterprises and other network operators want to provide a secure and assured network experience to their end users on a cost effective but value-generating basis. Each of these goals is ultimately a function of the features and capabilities that can be securely provided on each of the network elements. As networks advance, more and more features are required to sell new services as well as to lower the ongoing costs of operating the network. Next generation networking solutions therefore need to have flexibility to add new capabilities frequently without compromising the performance of the system, which gets increasingly difficult as the network demands increase.

     High Reliability. As businesses and consumers increasingly rely on IP networks for mission-critical applications, high network reliability is essential. As a result, those businesses and consumers expect service providers to deliver a high degree of reliability in their networks.

     Security. Today’s network environment presents an ever-increasing number of challenges regarding network security ranging from simple denial of service attacks to sophisticated, pervasive and malicious intrusions. The importance of security is increasing within all of our customers and we are continually improving and evolving the security capabilities on all of our product solutions. It is extremely important to provide comprehensive network-based security services that are fully integrated, free of performance trade-offs and scaleable to any customer or market.

     High Performance Without Compromising Intelligence. To handle the rapid growth in IP traffic, today’s network operators increasingly require secure networking solutions that can operate at higher speeds, while still delivering real-time services such as security and quality-of-service features. The processing of data packets at these high speeds requires sophisticated forwarding technology to inspect each packet and assign it to a destination based on priority, data type and other considerations. Since a large number of IP packets, many of which perform critical administrative functions, are small in size, high performance IP routers need to achieve their specified transmission speeds even for small packet sizes. Since smaller packets increase packet processing demands, routing large numbers of smaller packets tends to be more resource intensive than routing of larger packets. A wire speed router, which achieves its specified transmission rate for any type of traffic passing through it, can accomplish this task. Thus, provisioning of mission-critical services increasingly requires the high performance enabled by wire speed processing.

     High Performance Under Stressful Conditions. In a large and complex network, individual components inevitably fail. However, the failure of an individual device or link must not compromise the network as a whole. In a typical network, when a failure occurs, the network loses some degree of capacity and, in turn, a greater load falls on the remaining network routers, which must provide alternate routes. IP infrastructure must quickly adjust to the new state of the network to maintain packet forwarding rates and avoid dropping significant numbers of packets when active routes are lost or when large numbers of routes change. Routing protocols are used to accomplish this convergence, a process that places even greater stress on the router. Given the complexity of IP network infrastructure, the convergence process is far more complex and places a far greater load on the router, thereby requiring a much more sophisticated device.

     Scalability. Due to the rapid growth in IP traffic, service providers must continuously expand their networks, both in terms of increased numbers of access points of presence (PoPs), and also greater capacity per PoP. To facilitate this expansion process, secure networking solutions must be highly scalable. Next generation routers and security appliances therefore need to be flexible and configurable to function within constantly changing networks while incurring minimal downtime.

     High Return on Investment. Continued growth in IP traffic, price competition in the telecommunications market and increasing pressure for network operators to attain higher returns on their network infrastructure investments all contribute to our customers’ desire for solutions that significantly reduce the capital expenditures required to build and operate their networks. In addition to the basic cost of equipment, network operators incur substantial ancillary costs for the space required to deploy the equipment, power consumed and ongoing operation and maintenance of the equipment. Network operators therefore want to deploy dense and varied equipment configurations in limited amounts of rack and floor space. Therefore, in order to continue to scale their networks toward higher data speeds in a cost effective manner, network operators need the ability to mix and match easily many different speed connections at appropriate densities, without significantly increasing the consumption of space or power and driving costs higher.

     These requirements define a clear need for IP infrastructure and security solutions that can support high speeds and offer new IP-based services. At the same time, network operators are eagerly seeking new solutions that increase the level of scalability and reliability within their networks and reduce the cost of their architectures.

     Juniper Networks Technology and Products

     Early in the Company’s history, we developed, marketed and sold the first commercially available purpose-built IP backbone router optimized for the specific high performance needs of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created. Our infrastructure products are designed to address the needs at the core and the edge of the network as well as for wireless access by combining high-performance packet forwarding technology and robust operating systems into a network-optimized solution.

     With the acquisition of NetScreen, we have added a broad family of network security solutions that deliver high performance, cost-effective security for enterprises, service providers and government entities. We offer firewall and virtual private network (“VPN”) systems and appliances, as well as a line of intrusion detection and prevention (“IDP”) appliances.

     Both our infrastructure and security solutions are built upon ASIC and software expertise. Our infrastructure products offer a full suite of scalable, tested routing protocols, which are used to control, and direct network traffic, and are critical to a network routing solution. This control is made more important by the fact that the size and complexity of IP networks are increasing at a time when service providers are looking to differentiate themselves through value-added service offerings. Our firewall and VPN systems are standards-based for easy integration into customer networks, and deliver integrated firewall, VPN and denial of service protection capabilities in a single device. Our IDP appliances incorporate multiple methods of detection, such as attack pattern matching, protocol anomaly detection and backdoor detection, and stop attacks based on known patterns of attack, suspicious traffic or connection requests.

     Infrastructure Products

     We believe that an overview of the physical nature of our infrastructure products is helpful in understanding the operation of our business.

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

     Major Infrastructure Product Families

     M-Series and T-Series: Our M-series platforms are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, and in other applications. The M-series product family includes the M320, M160, M40e, M20, M10i and M7i platforms. Our T-series platforms, T640 and T320, are primarily designed for core IP infrastructures. The M-series and T-series products leverage our ASIC technology and the same JUNOS operating system to ensure continuous and predictable service delivery, while reducing capital and operational costs.

     E-Series: Our E-series products are a full featured platform with support for carrier-class routing, broadband subscriber management services and a comprehensive set of IP services. The E-series family includes the ERX-1440, -1410, -710, -705 and -310 platforms. Leveraging our JUNOSe operating system, the E-Series service delivery architecture enables service providers to easily deploy innovative revenue generating services to their customers and avoid the costly and limiting piecemeal outcomes that result from equipment that delivers inconsistent edge services. All E-Series platforms offer a full suite of routing protocols and provide scalable capacity for tens of thousands of users.

     Major Security Product Families

     Firewall and VPN Systems: Our NetScreen-5400, -5200, -1000 and -500 products are high performance security systems designed to provide integrated firewall, VPN and denial of service protection capabilities for enterprise environments and carrier network infrastructures. Each can be deployed in high bandwidth environments and can be used to deliver managed security services. Our firewall and VPN systems allow unique security policies to be enforced for multiple virtual local area networks, or VLANs, allowing a single system to secure multiple networks. Our security systems also allow for the creation of multiple Virtual Systems, each providing a unique security domain with its own virtual firewall and VPN and dedicated management interface. These features enable enterprises, carriers and government entities to use a single security system to secure multiple networks and enable carriers to deliver security services to multiple customers.

     Firewall and VPN Appliances: Our NetScreen-208, -204, -100, -50, -25, -5XT and -5XP security appliances are fixed configuration products of varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Our security appliances are designed to maximize security and performance while using less physical space than competing products. Our security appliances can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communication.

     Secure Access Secure Sockets Layer (“SSL”) VPN Appliances: Our Secure Access-5000, -3000 and -1000 appliances are used to secure remote access for mobile employees, secure extranets for customers and partners, and secure intranets. Our SSL VPN appliances are designed to be used in enterprise environments of all sizes.

     Intrusion Detection and Prevention (“IDP”) Appliances: Our IDP-1000, -500, -100 and -10 appliances utilize intrusion detection methods to increase the attack detection accuracy and provide the broadest attack detection coverage available. Our IDP appliances provide fast and efficient traffic processing and alarm collection, presentation and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack. Our IDP appliances can also alert the IT staff to respond to the attack. Our IDP appliances can be clustered to provide high availability and reduce risk associated with a single point of failure.

     See Note 12 in Item 8 for a breakdown of net product revenues by categories of products.

     Sales, Marketing and Distribution Structure

     As of December 31, 2004, the Company employed a staff of 1,057 employees in our worldwide sales and marketing organizations. These sales employees operate within their respective regions and generally either engage customers directly or manage customer opportunities through our strategic distribution relationships and value-added resellers. Information concerning our revenues by significant customers and by geographic region can be found in Note 2 and Note 12 to the Consolidated Financial Statements included within this Annual Report on Form 10-K.

     Direct Sales Structure

     Our direct sales organization is organized into three geographic theaters and within each theater according to the particular needs in that market. Our three geographic theaters are (i) the Americas, (ii) Europe, Middle East and Africa and (iii) Asia Pacific. Our direct relationships with our customers are governed either by customer purchase orders and our acknowledgement of those orders or by purchase contracts. In instances where we have contracts with our customer, those contracts set forth only general terms of sale and do not require customers to purchase specified quantities of our products.

     Global Channel System

     In our sales and marketing efforts, we also employ a global network of strategic distribution relationships, as well as theater or country-specific distributors and value added resellers. Within each theater, in addition to our direct sales force, we employ sales professionals to assist with the management of our various sales channels.

     We have strategic reseller relationships with Ericsson A.B., Lucent Technologies and Siemens A.G. We believe that each of these companies have significant customer relationships in place and offer products that complement our product offerings. Our arrangements with each of these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for discounts based upon the volume of products sold and specify other general terms of sale. The agreements do not require these partners to purchase specified quantities of our products. Siemens accounted for greater than 10% of our total revenues in 2004.

     In addition to these strategic reseller relationships, the Company maintains relationships with distributors and value-added resellers in various theaters. These distributors and value-added resellers tend to be focused on particular theaters or particular countries within theaters. These resellers have expertise in deploying complex networking solutions in their respective markets. Our agreements with these resellers are non-exclusive, generally limited by theater, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors or resellers to purchase specified quantities of our products.

     Customer Service and Support

     We believe that a broad range of support services is essential to the successful deployment and ongoing support of our products and we have hired support engineers with proven network experience to provide those services. In most cases, our customer service and support organization provides front line product support and is the problem resolution interface to our partners and direct end users. We offer the following services: 24x7x365 technical assistance, hardware repair and replacement, unspecified updates, professional services and educational services. We deliver these services directly to major end users and also utilize a multi-tiered support model, leveraging the capabilities of our partners and third party organizations. We also train our partners in the delivery of education and support services.

     As of December 31, 2004, we employed 337 people in our worldwide customer service and support organization.

     Research and Development

     We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, security, routing protocols and embedded software. These individuals have been drawn from leading computer data networking and telecommunications companies. In addition to building complex hardware and software systems, the engineering team has experience in delivering highly integrated ASICs and scalable technology.

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our product and service offerings. In our infrastructure and security products, we are leveraging our ASIC technology, developing additional network interfaces targeted to our customer applications and continuing to develop next generation technology to support the anticipated growth in IP network requirements. We continue to expand the functionality of our products to improve performance reliability and scalability, and to provide an enhanced user interface.

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

     As of December 31, 2004, we employed 1,184 people in our worldwide research and development organization.

     Our research and development expenses totaled $238.4 million, $176.1 million and $161.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Manufacturing and Operations

     We employ 105 employees in manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality. The majority of our manufacturing operation is outsourced. We currently have manufacturing relationships primarily with Celestica and Plexus, under which we have subcontracted the majority of our manufacturing activity. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. We design, specify and monitor all of the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

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

     Our contract manufacturers manufacture our products based on rolling forecasts from us about our product needs. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped directly to our distributors, value-added resellers or end-user. The Company generally does not own the components and our customers generally take title to our products upon shipment from the contract manufacturers. In certain circumstances, we may be liable to our contract manufacturers for carrying and obsolete material charges for excess components purchased based on our forecasts.

     Although we have contracts with our contract manufacturers, those contracts merely set forth a framework within which the contract manufacturer may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.

     Our ASICs are manufactured by IBM and Toshiba, each of whom is responsible for all aspects of the production of the ASICs using our proprietary designs.

     Competition

     Competition in the network infrastructure and security markets is intense. Cisco Systems, Inc. has historically dominated the market, with other companies such as Nortel Networks, Alcatel S.A., CheckPoint Systems, Inc. and Huawei Technologies providing competitive products. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers and are compatible with Cisco’s current and future products.

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

     There are also several other companies that claim to have products with greater capabilities than our products. Consolidation in this industry has begun, with one or more of these smaller private companies being acquired by large, established suppliers of network infrastructure products, and we believe it is likely to continue. As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have.

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

     Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that patents will be issued on the patent applications that we have filed, or that we will be able to obtain the necessary intellectual property rights or that other parties will not contest our intellectual property rights.

     Employees

     As of December 31, 2004, we had 2,948 full-time employees, 265 of whom were in general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

     Executive Officers of the Registrant

     The following sets forth certain information regarding our executive officers as of December 31, 2004.

NAME	AGE	POSITION
Scott Kriens	47	Chief Executive Officer and Chairman of the Board

Pradeep Sindhu	52	Chief Technical Officer and Vice Chairman of the Board

James A. Dolce Jr.	42	Executive Vice President, Field Operations

Robert R.B. Dykes	55	Executive Vice President, Business Operations and Chief Financial Officer*

Marcel Gani	52	Executive Vice President, Chief Financial Officer

Krishna “Kittu” Kolluri	41	Executive Vice President and General Manager of the Security Products Group
Carol Mills	51	Executive Vice President and General Manager of the Infrastructure Products Group

*Mr. Dykes joined the Company and assumed the role of Chief Financial Officer from Mr. Gani on January 1, 2005. Mr. Gani assumed the role of Chief of Staff on January 1, 2005.

     SCOTT KRIENS has served as Chief Executive Officer and Chairman of the board of directors of Juniper Networks since October 1996. From April 1986 to January 1996, Mr. Kriens served as Vice President of Sales and Vice President of Operations at StrataCom, Inc., a telecommunications equipment company, which he co-founded in 1986. Mr. Kriens received a B.A. in Economics from California State University, Hayward. Mr. Kriens also serves on the board of directors of Equinix, Inc. and Verisign, Inc.

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

     ROBERT R.B. DYKES joined Juniper Networks in January 2005 from Flextronics where he was Chief Financial Officer and President, Systems Group, from February 1997 to December 2004. Prior to that, Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation from October 1988 to February 1997. Mr. Dykes also held Chief Financial Officer roles at industrial robots manufacturer, Adept Technology, and at disc drive controller manufacturer, Xebec. He also held senior financial management positions at Ford Motor Company. Mr. Dykes holds a Bachelor of Commerce in Administration degree from Victoria University, Wellington, New Zealand.

     MARCEL GANI joined Juniper Networks as Chief Financial Officer in February 1997. Mr. Gani served as Executive Vice President and Chief Financial Officer from July 2002 through December 2004. Mr. Gani currently serves as Chief of Staff. From January 1996 to January 1997, Mr. Gani served as Vice President and Chief Financial Officer of NVIDIA Corporation, a 3D graphic processor company. Mr. Gani also held the positions of Vice President and Chief Financial Officer at Grand Junction Networks, a data networking company acquired by Cisco Systems, Inc., from March 1995 to January 1996, and at Primary Access Corporation, a data networking company acquired by 3Com Corporation, from March 1993 to March 1995. Mr. Gani holds an M.B.A. from the University of Michigan. Mr. Gani also serves on the board of directors of the Chalone Wine Group.

     KRISHNA “KITTU” KOLLURI joined Juniper Networks in April 2004. Prior to that he was general manager of Secure Access Products at NetScreen from November 2003 to April 2004, a position he assumed following Netscreen’s acquisition of Neoteris where he served as president and chief executive officer from March 2001 to November 2003. Mr. Kolluri co-founded Healtheon/WebMD, where he served as senior vice president and general manager of Provider Services from February 1996 to November 2000 and was responsible for product development, operations and business development. Before co-founding Healtheon/WebMD, Mr. Kolluri worked at Silicon Graphics, Inc. managing high profile Interactive TV projects from March 1990 to January 1996. Mr. Kolluri holds a B.Tech in Mechanical Engineering from Indian Institute of Technology, Madras, India, and an M.S. in Operations Research from the State University of New York, Buffalo.

     CAROL MILLS joined Juniper Networks in November 2004. Prior to joining Juniper Networks, Ms. Mills was principal consultant for Barrymore and Baldwin, a strategy consulting firm. Before that Ms. Mills was chief executive officer of a private enterprise software company, Acta Technology, from September 1998 until it was acquired by Business Objects in July 2002. Ms. Mills moved to Acta Technology from Hewlett Packard Company where, during her 17 year tenure, she held a number of leadership positions including general manager, Commercial Unix Business. Ms. Mills holds an MBA from Harvard University and a BA in Economics from Smith College. She also serves on the Board of Directors of Adobe Systems Incorporated.

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

ITEM 2. Properties

     We lease approximately 1.3 million square feet world wide, with the majority being in North America. Our corporate headquarters is located in Sunnyvale, California and consists of four buildings totaling approximately 0.6 million square feet. Each building is on an individual lease or sublease, which provides various option, expansion and extension provisions. The corporate headquarters leases expire between June 2012 and May 2014. Additionally, we lease an approximately 0.3 million square foot facility in Westford, Massachusetts under two leases. The leases expire between January and March 2011. We also own approximately 80 acres of land adjacent to our leased corporate headquarters location.

     In addition to our offices in Sunnyvale and Westford, we also lease offices in various locations throughout the United States, Canada, South America, Europe, the Middle East and the Asia Pacific region, including in China, the Netherlands, Virginia, India, Hong Kong, Canada, France, Japan, Australia, the United Kingdom and Korea. Our current offices are in good condition and appropriately support our business needs.

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

     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for preliminary approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including certification of a class for settlement purposes and formal court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. The appeal has been fully briefed by the parties. The Court of Appeals has not yet scheduled arguments on the appeal.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. After having their previous complaints dismissed with leave to amend, Plaintiffs lodged a third amended complaint in August 2004. Defendants demurred to the third amended complaint. On November 18, 2004, the Court sustained defendants’ demurrer without leave to amend and entered an order of final judgment against plaintiffs. In January 2005, plaintiffs filed a notice of appeal from this ruling. There has not yet been any briefing or argument on appeal.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. There has been limited discovery to date.

     IRS Notices of Proposed Adjustments

     The Internal Revenue Service (IRS) has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company believes it has made adequate provisions in the accompanying consolidated financial statements for any adjustments that the IRS has proposed with respect to these tax returns.

     In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company intends to dispute this assessment with the IRS and resolve the issue at the Appeals level. The Company currently does not believe that it is probable that any final assessment will be sustained nor does it believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Our common stock has been quoted on the NASDAQ National Market under the symbol “JNPR” since June 25, 1999. Prior to that time, there was no public market for the common stock. All stock information has been adjusted to reflect the three-for-one split, effected in the form of a stock dividend to each stockholder of record as of December 31, 1999 and a two-for-one split, effected in the form of a stock dividend to each stockholder of record as of May 15, 2000. Juniper Networks has never paid cash dividends on its common stock and has no present plans to do so. There were approximately 1,700 stockholders of record at January 31, 2005. The following table sets forth the high and low closing bid prices as reported on NASDAQ:

	High	Low
2003
First quarter	$9.69	$7.36
Second quarter	$14.45	$8.16
Third quarter	$18.00	$12.63
Fourth quarter	$19.01	$15.17
2004
First quarter	$30.39	$19.68
Second quarter	$27.55	$19.90
Third quarter	$25.72	$20.20
Fourth quarter	$29.08	$23.66

(b) None

(c) Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the
(in thousands, except per share amounts)	Purchased	Share	Programs	Plans or Programs(1)
October 1, 2004 to October 31, 2004	347	$24.20	347	$186,390
November 1, 2004 to November 30, 2004	—	$—	—	$—
December 1, 2004 to December 31, 2004	—	$—	—	$—

Total	347	$24.20	347	$186,390

(1) On July 13, 2004, we announced that our Board of Directors approved a new program to repurchase up to $250 million of the company’s common stock. During 2004, we repurchased and retired 2.9 million shares of our common stock at an average price of $22.17 per share for an aggregate purchase price of $63.6 million. The program may be discontinued at any time.

ITEM 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto in Item 8 “Financial Statements and Supplementary Data.”

     The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below, see “Notes to the Consolidated Financial Statements” in Item 8.

Consolidated Statement of Operations Data (in thousands, except per share amounts)

	Year Ended December 31,
	2004 (A)	2003 (B)	2002 (C)	2001 (D)	2000 (E)
Net revenues	$1,336,019	$701,393	$546,547	$887,022	$673,501
Gross margin	$925,445	$444,044	$316,439	$514,251	$435,947
Operating income (loss)	$203,210	$57,011	$(127,037)	$40,863	$194,089
Net income (loss)	$135,746	$39,199	$(119,650)	$(13,417)	$147,916
Net income (loss) per share:
Basic	$0.28	$0.10	$(0.34)	$(0.04)	$0.49
Diluted	$0.25	$0.09	$(0.34)	$(0.04)	$0.43
Shares used in computing net income (loss) per share:
Basic	493,073	382,180	350,695	319,378	304,381
Diluted	542,625	413,821	350,695	319,378	347,858

(A)	Includes the following significant pre-tax items: in-process research and development charges of $27.5 million, integration costs of $5.1 million, loss on redemption of the convertible subordinated notes of $4.1 million, an investment write-down charge of $2.9 million, and a credit of $5.1 million from changes in restructuring estimates.

(B)	Includes the following significant pre-tax items: restructuring charges of $14.0 million and gains on the sale of investments of $8.7 million. Diluted shares used in computing net income per share have been restated in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, to include the shares to be issued upon conversion of our Zero Coupon Convertible Senior Notes due June 15, 2008, which resulted in a reduction of $0.01 per share. See Note 2 and Note 13 in Item 8 for more information on this restatement.

(C)	Includes the following significant pre-tax items: restructuring charges of $20.2 million, in-process research and development charges of $83.5 million, integration charges of $2.5 million, gains on the retirement of convertible subordinated notes of $62.9 million and an investment write-down charge of $50.5 million.

(D)	Includes the following significant pre-tax items: restructuring charges of $12.3 million, in-process research and development charges of $4.2 million, goodwill amortization of $46.6 million and an investment write-down charge of $53.6 million.

(E)	Includes the following significant pre-tax items: in-process research and development charges of $10.0 million, a charitable contribution of $10.0 million and an investment write-down charge of $4.6 million.

Consolidated Balance Sheet Data (in thousands)

	As of December 31,
	2004	2003	2002	2001	2000
Cash, cash equivalents and short-term investments	$1,117,841	$581,512	$578,471	$989,642	$1,144,743
Working capital	$910,896	$425,421	$438,905	$883,829	$1,132,139
Goodwill	$4,427,930	$983,397	$987,661	$208,840	$128,074
Total assets	$6,999,714	$2,411,097	$2,614,669	$2,389,588	$2,103,129
Total long-term liabilities	$504,140	$583,266	$942,114	$1,150,000	$1,156,719
Total stockholders’ equity	$5,992,737	$1,562,443	$1,430,531	$997,369	$730,002

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Factors That May Affect Future Results” and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-Q and the Joint Proxy/Prospectus included in the Registration Statement on Form S-4 filed with the SEC and declared effective on March 11, 2004. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

     Overview of the Results of Operations

     To aid in understanding our operating results for the years ended December 31, 2004, 2003 and 2002, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.

     Significant Events

     In April 2004, we completed our acquisition of NetScreen Technologies, Inc. (“NetScreen”) in order to expand our customer base and portfolio of products. NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. We have included in our results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during 2004 compared to 2003 and 2002.

     As a result of the NetScreen acquisition, we expanded our customer base and portfolio of products, which resulted in two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks products, and security products, which consist predominately of the former NetScreen products.

     In July 2002, we completed our acquisition of Unisphere, a subsidiary of Siemens Corporation, which is a subsidiary of Siemens A.G. (“Siemens”). Since the acquisition Siemens has been one of our significant resellers. Unisphere developed, manufactured and sold data networking equipment optimized for applications at the edge of service provider networks. The acquisition enabled us to expand our customer base and add a complementary product to our existing infrastructure product line without any need to reorganize or modify our existing organizational or cost structure. We have included in our results of operations for 2002 the results of Unisphere from July 1, 2002. The Unisphere acquisition impacted revenue, cost of revenues and all operating expenses for the second half of 2002. The results for 2003 include a full year of results of the combined companies.

     We have implemented several restructuring plans over the last four years as a result of the economic slowdown, which began in 2001, and the acquisitions of Unisphere and NetScreen. In connection with the acquisitions of Unisphere and NetScreen, we initiated plans to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. During the three months ended September 30, 2003, we announced that we would no longer develop our G-series CMTS products and recorded a charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities and terminating contracts and other related costs. During 2004, we adjusted our restructuring reserves for changes in estimates, primarily related to changes in lease and sublease assumptions as our needs changed as a result of the NetScreen acquisition and as the real estate markets changed.

     During the three months ended June 30, 2003, we issued $400.0 million of Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”). From January 1, 2003 through December 31, 2004, we paid $937.0 million to retire all of our remaining 4.75% Convertible Subordinated Notes due March 15, 2007 (“Subordinated Notes”). These transactions affected our cash, cash equivalents, investments, interest income and interest expense.

     Nature of Expenses

     NetScreen had a significant distribution channel in place at the time of the acquisition and we are using that channel to target new customers and increase sales. We plan to increase the volume of sales that go through our distribution channel during 2005 compared to prior years. This shift to selling more products through a distribution channel may impact gross margins.

     Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers; accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for the standard product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities primarily in Wisconsin, Canada and Malaysia. Generally, our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility.

     The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges. Carrying and obsolete charges have decreased each of the past two years as the global economy and our product revenue improved.

     Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, commissions, bonuses, vacation, benefits and travel. We added over 900 employees across all functions as a result of the NetScreen acquisition. We added approximately 400 employees from the Unisphere acquisition in July 2002. We had 2,948, 1,553 and 1,542 employees as of December 31, 2004, 2003 and 2002, respectively.

     Facility and information technology departmental costs are allocated to other departments based on headcount. These departmental costs have increased each of the last two years due to increases in headcount and facility leases resulting from acquisitions and additional infrastructure systems to support the company’s growth. We expect these costs to continue to increase during 2005 as our headcount increases.

Research and development expenses include:

•	the costs of developing our products from components to prototypes to finished products,

•	outside services for such services as certifications of new products,

•	equipment used for testing

•	and patent related costs.

     Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred. We plan to increase our investment in research and development during 2005 compared to prior years to further advance our competitive advantage.

     Sales and marketing expenses include costs for promoting our products and services, demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We plan to further develop our distribution channel and increase our sales and marketing costs in an effort to expand and grow our presence in new markets, serving both private and public networks with a full portfolio of networking security products.

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

     Critical Accounting Policies and Estimates

     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•	revenue recognition;

•	estimating future warranty costs and the valuation of exposures associated with the contract manufacturing operations, both of which impact cost of product revenues and gross margins;

•	the provision for income taxes, which impacts our income tax expense, and tax related accruals;

•	the allowance for doubtful accounts, which impacts general and administrative expenses; and

•	the initial and continuing valuation of goodwill and other purchased intangible assets, the impairment of which would impact operating expenses.

     We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. We base our estimates on our historical experience and also on assumptions that we believe are standard and reasonable. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates for various reasons including those described in “Factors That May Affect Future Results.”

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

     We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts. Service contracts are typically for one-year renewable periods and are for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts, we also provide professional and educational services.

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

     The amount of product revenue recognized in a given period is also impacted by our judgments made in establishing our reserve for potential future product returns. Although our arrangements with end-users and VARs generally do not include any contractual rights of return, and our general policy is that we do not accept returns, under certain circumstances we have accepted, and may in the future accept, product returns from our customers. Therefore, we do provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. In addition, we get input from our sales and support organizations on potential product returns relating to specific customer issues. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.

     In addition, our agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to a credit on certain purchases in the event of decreases in the prices of our products. We accrue for these credits based on our estimates of expected stock rotation and price protection obligations. These reserves require us to exercise judgment in determining if historical experience applies to new products and to new distributors. If our estimate of returns and exchanges is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.

     Our resellers and distributors participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs. If actual amounts paid to our resellers and distributors for these programs were to deviate significantly from our estimates, which are based on inputs from our channel marketing department and historical experience, our revenue could be adversely affected.

     Warranty Reserves

     We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts and labor obtained through our 24-hour service center. On occasion, the specific terms and conditions of those warranties vary. We accrue for warranty costs based on estimates of the costs that may be incurred under our warranty obligations, including material costs, technical support labor costs and associated overhead. The warranty accrual is included in our cost of revenues and is recorded at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, our estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

     Contract Manufacturer Exposures

     We outsource most of our manufacturing, repair and supply chain management operations to our independent contract manufacturers and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture our products based on our build forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors outside of our control, we have contractual liabilities and exposures with the independent contract manufacturers, such as carrying costs and obsolete material exposures, that would have an adverse impact on our gross margins and profitability.

     Provision for Income Taxes and Tax Related Accruals

     Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, Accounting for Income Taxes, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Accordingly, a valuation allowance in an amount equal to the U.S. domestic net deferred tax assets has been established to reflect uncertainty regarding future realization of these assets, in part, due to the potential impact of future stock option deductions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

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

     Valuation of Goodwill and Purchased Intangible Assets

     Purchased intangible assets are carried at cost less accumulated amortization. Amortization of purchased intangibles is computed using the straight-line method over the related expected useful lives of between four and seven years. Goodwill is carried at fair value. We perform goodwill impairment tests annually and on an interim basis in certain circumstances. We performed an impairment analysis in November 2004 and determined that there was no impairment of the goodwill at that time. In addition, on a quarterly basis we assess if there have been any impairment indictors during the past quarter that could have impacted the carrying value of our goodwill and purchased intangible assets. When valuing goodwill and purchased intangible assets in connection with the initial purchase price allocation and the ongoing evaluation for impairment, we estimate:

•	the assets and liabilities of our two reporting units: Infrastructure and Security,

•	the market value of each reporting unit,

•	future cash flows applicable to each reporting unit, and

•	the useful lives.

     These estimates include using our revenue and earnings multiples as of the test date, discounting to present value the free cash flows expected to be generated by the reporting units and the periods of time with which the products will be in demand. Any changes in key assumptions about the business, reporting units and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our results of operations.

     Results of Operations

     Net Revenues

     The following table shows product and service net revenues in absolute dollars and as a percentage of total net revenues for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004		2003		2002
Product net revenues	$1,162,928	87%	$602,455	86%	$467,651	86%
Service net revenues	173,091	13%	98,938	14%	78,896	14%

Total net revenues	$1,336,019	100%	$701,393	100%	$546,547	100%

     Our net revenues for each of the last three years have increased primarily as a result of the improving global economy, which resulted in increases in our customers’ capital expenditures for our products. Beginning in mid-2001, the overall global economy deteriorated and most of our customers reduced their capital expenditure budgets. We began to see these factors improve in 2003, as was evidenced by the increases in infrastructure chassis revenue units and ports shipped. The following table shows infrastructure revenue units and ports shipped for each of the last three years:

	Year Ended December 31,
	2004	2003	2002
Infrastructure chassis revenue units	7,102	4,785	3,517
Infrastructure ports shipped	114,543	73,471	54,897

     Infrastructure products contributed $975.7 million to product net revenues during 2004. We track infrastructure revenue units and ports shipped to analyze customer trends and indicate areas of potential network growth. Our Infrastructure product platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period.

     Security products contributed $187.2 million to product net revenues during 2004 based on approximately 81,000 units and the acquisition enabled us to cross sell Infrastructure and Security products to both customer bases.

     As we have expanded our market share and entered more markets in 2004, we have begun to experience increased price competition. This price competition has been limited to date, as evidenced by our increase in revenue dollars and product gross margins compared to the year-ago period. We expect to see increasing price competition and downward pressure on our product gross margins in the future.

     Service net revenues increased each of the last two years as a result of a larger installed base of customers and products. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts.

     Siemens accounted for greater than 10% of our net revenues during 2004 and 2003. Ericsson A.B. (“Ericsson”) accounted for greater than 10% of our net revenues during 2003 and 2002.

     The following table shows net revenue by geographic region (in thousands):

	Year Ended December 31,
	2004		2003		2002
Americas	$609,145	46%	$296,151	42%	$300,022	55%
Europe, Middle East and Africa	380,497	28%	186,436	27%	131,139	24%
Asia Pacific	346,377	26%	218,806	31%	115,386	21%

Total net revenues	$1,336,019	100%	$701,393	100%	$546,547	100%

     We experienced a shift in net revenues as a percentage of total net revenues from the Americas region to Europe and Asia from 2002 to 2003 as our customers’ spending in the Americas region declined; however, as our customers’ spending improved from 2003 to 2004, the Americas region grew as a percentage of total net revenues. Given the current environment, we expect the split among the Americas and international regions to remain relatively consistent from 2004 to 2005.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	GM%	2003	GM%	2002	GM%
Cost of product revenues	$317,616	73%	$200,621	67%	$179,721	62%
Cost of service revenues	92,958	46%	56,728	43%	50,387	36%

Total cost of revenues	$410,574	69%	$257,349	63%	$230,108	58%

     The six-point increase in product gross margins from 2003 to 2004 was primarily due to cost-cutting initiatives that resulted in standard costs and manufacturing support costs increasing at a lesser rate than product net revenues in terms of absolute dollars for the same periods. In addition, the standard margins on the Security products are more favorable than the standard margins on the Infrastructure products. The improvement in gross margins was also a result of a $16.0 million reduction in carrying and obsolescence charges from 2003 to 2004 as our historical charges paid to the contract manufacturers have decreased. The increase in gross margins was partially offset by acquisition charges related to the NetScreen acquisition, which increased cost of product revenues by $5.5 million, for an inventory write-up adjustment and the amortization of the order backlog intangible asset.

     The five-point increase in product gross margins from 2002 to 2003 was primarily due to savings in outsourced manufacturing costs as a result of improved efficiencies and cost cutting initiatives at our contract manufacturers. The increase in product gross margins was also due to a $19.1 million decrease in carrying and obsolete material charges from 2002 to 2003. In addition, 2002 included a charge of $5.1 million related to the Unisphere acquisition for backlog orders and an inventory write-up adjustment.

     Service gross margins increased three points from 2003 to 2004 and seven points from 2002 to 2003 as a result of improved efficiencies and economies of scale that were a direct result of a larger installed base, and thus a more leveraged service organization. This increased leverage is evidenced by the fact that total employee related expenses have decreased as a percentage of service revenue in each of the last two years: 26% for 2004, 27% for 2003 and 29% for 2002; however, in absolute dollars, employee related expenses increased $18.5 million from 2003 to 2004 and $3.9 million from 2002 to 2003. The increases in absolute dollars were due to the NetScreen and Unisphere acquisitions. In addition, in absolute dollars, the outside services costs increased $9.3 million from 2003 to 2004, primarily due to the NetScreen acquisition. Finally, the costs associated with spare parts decreased as a percent of service revenue from 2003 to 2004 and remained approximately the same in terms of absolute dollars; however the costs of spare parts increased as a percent of service revenue from 2002 to 2003 as the costs increased $2.6 million in terms of absolute dollars.

     Research and Development, Sales and Marketing and General and Administrative Expenses

     The following table shows research and development, sales and marketing, and general and administrative expenses in absolute dollars and as a percentage of total net revenues for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004		2003		2002
Research and development	$238,363	18%	$176,104	25%	$161,891	30%
Sales and marketing	$302,345	23%	$145,784	21%	$126,803	23%
General and administrative	$53,261	4%	$28,462	4%	$34,263	6%

     Research and development expenses increased $62.3 million in 2004 compared to 2003, but decreased as a percent of total net revenues. The increase in absolute dollars was primarily due to employee related expenses increasing $42.4 million year-over-year as a result of the NetScreen acquisition. The increase in research and development expenses was also the result of a $6.5 million increase in expensed equipment primarily used in test activities and a $5.6 million increase in prototype expense. The increase in expensed equipment was due to additional research and development requirements resulting from the NetScreen acquisition. Prototype expenses are closely tied to product launches because of the testing and certification needed before a product can be offered to the public, and the amounts reported in a given period can vary depending on the product being developed and the timing of the release.

     Research and development expenses increased $14.2 million in 2003 compared to 2002, but decreased as a percent of total net revenues. The increase in absolute dollars was primarily due to a $13.2 million increase in employee related expenses as a result of a full year of operations after the acquisition of Unisphere. In addition, we stopped paying bonuses in 2002 as part of our overall corporate cost cutting initiatives; however, we started to accrue employee bonuses in the second half of 2003 as our financial results improved. Offsetting the increase in employee related expenses was a $2.5 million decrease in consulting and contractor services due to our overall corporate cost cutting initiatives and a $2.5 million decrease in prototype expenses.

     Sales and marketing expenses increased $156.6 million in 2004 compared to 2003 and increased as a percent of total net revenues. The increase in absolute dollars was primarily due to employee related expenses increasing $104.7 million year-over-year as a result of the NetScreen acquisition and the increase in revenue. Marketing related expenses increased $22.3 million due to the NetScreen acquisition, the branding of the combined companies and the development of a distribution channel and channel sales. Outside services increased $7.0 million due to professional services related to marketing activities. In addition, demonstration equipment increased $6.4 million due to the NetScreen acquisition and the related purchase of Security demonstration products for our direct sales force and resellers. Demonstration equipment is expensed immediately and is closely tied to product launches. To date, we have not incurred significant advertising expenses.

     Sales and marketing expenses increased $19.0 million in 2003 compared to 2002, but decreased as a percent of total net revenues. The majority of the increase in absolute dollars was a $21.4 million increase in employee related expenses in the sales organization. In addition, customer facing expenses such as marketing events and customer programs increased $2.0 million. Offsetting the increases was a decrease of $2.8 million for demonstration equipment.

     General and administrative expenses increased $24.8 million in 2004 compared to 2003 and remained at 4% of total net revenues. The increase in absolute dollars was driven by a $13.6 million increase in professional services and a $9.3 million increase in employee related expenses.

     General and administrative expenses decreased $5.8 million and as a percent of total net revenues in 2003 compared to 2002. The majority of the decrease was due to a $7.1 million reduction in bad debt expense in 2003 compared to 2002. This reduction was a result of more successful than expected collection efforts and the absence of any significant customer bankruptcies. The decrease in bad debt expense was partially offset by a $1.4 million increase in professional services related to certain strategic consulting activities.

Other Operating Expenses

     The following table shows other operating expenses for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Amortization of purchased intangible assets	$56,782	$20,661	$13,896
Amortization of deferred stock compensation	43,955	2,037	408

Amortization of purchased intangible assets and deferred stock compensation	$100,737	$22,698	$14,304
Restructuring costs	$(5,058)	$13,985	$20,229
In-process research and development	$27,500	$—	$83,479
Integration costs	$5,087	$—	$2,507

     Amortization of Purchased Intangibles and Deferred Stock Compensation

     The amortization expense of intangible assets increased $36.1 million in 2004 compared to 2003 due to the intangible assets purchased in the NetScreen acquisition. The amortization expense of intangible assets increased $6.8 million in 2003 compared to 2002 due to the intangible assets purchased in the Unisphere acquisition. See Note 3 in Item 8 for more information on our purchased intangible assets.

     The amortization expense of deferred stock compensation increased $41.9 million in 2004 compared to 2003 due to the NetScreen acquisition. Amortization expense of deferred stock compensation was $2.0 million and $0.4 million in 2003 and 2002, respectively. See Note 3 in Item 8 for more information on our deferred stock compensation.

     Restructuring and Other

     We have implemented several restructuring plans over the last four years as a result of the economic slowdown, which began in 2001 and began to improve in 2003, and the acquisitions of Unisphere and NetScreen. During 2004, we reduced previously established restructuring reserves by

$5.5 million for changes in estimates, primarily related to changes in lease and sublease assumptions. We found our needs changed as a result of the NetScreen acquisition and as the real estate markets changed. This reduction was offset by a restructuring charge of $0.4 million during the three months ended June 30, 2004 primarily related to the NetScreen acquisition.

     The restructuring charge recorded in 2004 has been completely paid out. The remaining restructuring charges from prior years are primarily for facility leases. The following is a summary of the restructuring plans, the related charges and the remaining obligations:

•	At the time of the NetScreen acquisition, we accrued for restructuring charges of $21.3 million primarily related to professional services, severance and facility charges. These charges were recorded as part of the acquisition and did not impact the Statement of Operations. There is approximately $12.6 million remaining to be paid, primarily for facility leases that extend through 2008.

•	During the third quarter of 2003, we announced that we are no longer developing our G-series CMTS products and recorded a charge of approximately $14.0 million that was comprised of workforce reduction costs, non-inventory asset impairment, vacating facilities costs, the costs associated with termination of contracts and other related costs. There is approximately $2.4 million remaining to be paid, primarily for a facility lease that extends through July 2008.

•	During the third quarter of 2002, in connection with the acquisition of Unisphere, we recorded restructuring expenses of approximately $14.9 million, associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. There is approximately $1.2 million remaining to be paid, primarily for facility leases that extend through April 2009.

•	At the time of the Unisphere acquisition, we accrued for restructuring charges of $14.8 million primarily related to professional services, severance and facility charges. These charges were recorded as part of the acquisition and did not impact the Statement of Operations. There is approximately $1.4 million remaining to be paid, primarily for facility leases that extend through March 2011.

•	We recognized a charge of approximately $5.3 million during the third quarter of 2002 related to the land acquired in January 2001 located in Sunnyvale, California. The charge was primarily for costs of exiting certain contractual obligations associated with the land. We currently have no plans to develop the land in the foreseeable future.

     See Note 5 in Item 8 for a complete description of all restructuring charges and the amounts remaining to be paid.

     In-Process Research and Development

     The allocation of the NetScreen purchase price included $27.5 million to in-process research and development (“IPR&D”) and was expensed in the second quarter of 2004. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, NetScreen had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing and integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. At the time of the NetScreen acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25 million. As of December 31, 2004, it was estimated that these development efforts would be completed over the next nine months at an estimated cost of approximately $10.5 million.

     The Unisphere acquisition included $82.7 million of IPR&D. These development efforts were completed as of December 31, 2003.

     Integration

     We incurred integration expenses of approximately $5.1 million related to the NetScreen acquisition and $2.5 million related to the Unisphere acquisition. Integration expenses are incremental costs directly related to the integration of the two companies. The integration expenses consisted principally of workforce related expenses for individuals transitioning their positions and professional fees.

     Other Income and Expenses

     The following table shows other income and expenses for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest and other income	$28,233	$33,428	$56,404
Interest expense	$(5,379)	$(39,099)	$(55,605)
Write-down of investments	$(2,939)	$—	$(50,451)
Gain (loss) on redemption of convertible subordinated notes	$(4,107)	$(1,085)	$62,855
Gain on sale of investments	$—	$8,739	$—
Equity in net loss of joint venture	$—	$—	$(1,316)

     Interest and other income decreased $5.2 million from 2003 to 2004 and $23.0 million from 2002 to 2003. Both decreases were the result of lower rates of return realized from our investments and less realized gains, partially offset by a gain of $3.5 million during 2004 from a non-recurring engineering contract.

     Interest expense decreased $33.7 million from 2003 to 2004 and $16.5 million from 2002 to 2003, almost entirely due to interest saved from the retirement of our Subordinated Notes.

     We have certain minority equity investments in privately held companies that are carried at cost, adjusted for any impairment, as we do not have a controlling interest and do not have the ability to exercise significant influence over these companies. We wrote-down these investments by $2.9 million and $50.5 million in 2004 and 2002, respectively, for changes in market value that we believed were other than temporary.

     We spent $145.0 million, $792.0 million and $146.0 million during 2004, 2003 and 2002, respectively, to retire our Subordinated Notes. We recognized net losses of $4.1 million and $1.1 million during 2004 and 2003, respectively. We recognized a gain of $62.9 million during 2002. The losses and gains were a result of the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt costs, and the amount paid to extinguish such notes.

     During the first and second quarters of 2003, we sold some of our marketable equity securities classified as available-for-sale, which had a cost basis of $4.3 million, and recognized gains of $8.7 million.

     During the second quarter of 2001, we entered into a joint venture agreement with Ericsson to develop and market products for the wireless Internet infrastructure market. We recognized our portion of the net loss in this joint venture with Ericsson in the amount of $1.3 million during 2002. As of December 31, 2002, we had no further capital funding obligations to this joint venture.

     Provision for Income Taxes

     Provision for income taxes increased to $83.3 million in 2004 from $19.8 million in 2003 due to the increase in income before income taxes. The effective rates were approximately 38% and 34% for the years ended December 31, 2004 and 2003, respectively. The increase was primarily due to in-process research and development expenses related to an acquisition that were not deductible for tax purposes. The 2004 effective tax rate reflects taxes payable in certain foreign jurisdictions, the benefit of tax credits and the inability to benefit from certain charges and losses. The 2003 effective rate reflects taxes payable in certain foreign jurisdictions, the benefit of research credits and capital loss carryforwards and the inability to benefit from certain charges and losses.

     The Internal Revenue Service (IRS) has concluded an audit of our federal income tax returns for fiscal years 1999 and 2000. During 2004, we received a Notice of Proposed Adjustment (NOPA) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, we believe we have made adequate provisions in the accompanying consolidated financial statements for any adjustments that the IRS has proposed with respect to these tax returns.

     In conjunction with the IRS income tax audit, certain of our US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and we received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. We intend to dispute this assessment with the IRS and resolve the issue at the Appeals level. We currently do not believe that it is probable that any final assessment will be sustained nor do we believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably, there exists the possibility of a material adverse impact on our results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.

     Liquidity and Capital Resources

     Overview

     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in thousands):

	As of December 31,
	2004	2003
Cash and cash equivalents	$713,182	$365,606
Short-term investments	$404,659	$215,906
Long-term investments	$595,234	$394,297
Restricted cash	$31,226	$30,837
Working capital*	$910,896	$425,421

*Certain amounts have been reclassified to conform to the current period presentation. See Note 2 in Item 8 for more information.

     Working capital increased $485.5 million from 2003 to 2004 primarily due to cash provided by operations of $439.4 million. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.

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

     Cash Requirements and Contractual Obligations

     The following table summarizes our principal contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases, net of committed subleases (A)	$206,032	$31,593	$59,202	$46,757	$68,480
Senior Notes (B)	400,000	—	—	400,000	—
Other contractual obligations (C)	13,558	13,122	421	15	—

Total	$619,590	$44,715	$59,623	$446,772	$68,480

(A)	We occupy approximately 1.3 million square feet world wide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in May 2014.

(B)	Our principal commitment as of December 31, 2004 was our outstanding Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”). The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances.

(C)	Our other contractual obligations consist primarily of an agreement to purchase a portfolio of patents for $12.0 million, which was paid in January 2005. These patents will be amortized over their useful lives, which average 12.1 years.

     We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $69.9 million as of December 31, 2004, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers. We do not incur a liability for products built by the contract manufacturer until it fulfills our customer’s order and the order ships. However, if the components go unused, we may be assessed carrying charges or obsolete charges. As of December 31, 2004, we had accrued $19.0 million based on our estimate of such charges.

     Operating Activities

     Net cash provided by operating activities was $439.4 million, $178.6 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The cash provided by operating activities for each period was due to our net income (loss) adjusted by:

•	non-cash charges of $100.9 million, $6.8 million and $72.8 million for 2004, 2003 and 2002, respectively, primarily for the tax benefit of employee stock option plans, in-process research and development from the NetScreen and Unisphere acquisitions, a loss from the redemption of the Subordinated Notes and an impairment charge related to our equity investments;

•	ongoing non-cash charges of $145.7 million, $70.0 million and $63.0 million for 2004, 2003 and 2002, respectively, for depreciation expense and amortization expenses of intangible assets, deferred compensation and debt costs; and

•	fluctuations during the normal course of business of $57.2 million, $62.5 million and $(13.8) million for 2004, 2003 and 2002, respectively, in accounts receivable, prepaid and other current assets, long-term assets, accounts payables, accrued liabilities and deferred revenue.

     Investing Activities

     Net cash used in investing activities was $58.5 million for the year ended December 31, 2004. Net cash provided by investing activities was $300.1 million for the year ended December 31, 2003. Net cash used in investing activities was $295.5 million for the year ended December 31, 2002. Investing activities included capital expenditures and the purchases and maturities of available-for-sale securities. Capital expenditures increased from 2003 to 2004 due to our business growing and the NetScreen acquisition. Our capital expenditures decreased from 2002 to 2003 as part of our overall corporate cost cutting initiatives. Investing activities include:

•	$40.9 million of cash and cash equivalents acquired in connection with the NetScreen acquisition during 2004,

•	$30.8 million of restricted cash funded during 2003 to establish a trust to secure our indemnification obligations to certain directors and officers, and

•	$375.8 million paid during 2002 in connection with the Unisphere acquisition.

     Financing Activities

     Net cash used in financing activities was $33.4 million, $307.5 million and $119.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash was provided during all periods from the issuance of common stock related to employee option exercises and stock purchase plans. We spent $145.0 million, $792.0 million and $146.0 million during 2004, 2003 and 2002, respectively, to retire our Subordinated Notes. We spent $63.6 million during 2004 to retire 2.9 million shares of our common stock. During the second quarter of 2003, we received net proceeds of $392.8 million from the issuance of the Senior Notes.

     Recent Accounting Pronouncements

     In December 2004, the FASB revised SFAS No. 123 (“FAS 123R”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for us beginning in the third quarter of fiscal 2005. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 (see Note 2 in the Notes to Consolidated Financial Statements). We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

     The Emerging Issues Task Force issued EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-8”), during September 2004. EITF 04-8 states that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted EPS, regardless of whether the market price trigger has been met. The EITF 04-8 consensus must be applied by retroactive restatement based on the terms in effect and amounts outstanding on the last day of the fiscal period in which the consensus becomes effective. EITF 04-8 was effective for us beginning in the fourth quarter of 2004. EITF 04-8 applied to our Senior Notes that were issued in June 2003. The application of EITF 04-8 reduced the 2003 diluted earnings per share by one cent. We have restated our diluted shares and earnings per share for the year ended December 31, 2003.

     Factors That May Affect Future Results

     Investments in equity securities of publicly traded companies involve significant risks. The market price of our stock reflects a higher multiple of expected future earning than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of our actual financial results, acquisitions, industry changes or other factors, could trigger significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including but not limited to the following factors, that could affect our stock price.

We face intense competition that could reduce our revenues and adversely affect our financial results.

     Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco Systems, Inc., with other companies such as Alcatel S.A., Nortel Networks Corporation and Huawei Technologies providing products to a smaller segment of the market. In addition, a number of other small public or private companies have products or have announced plans for new products to address the same challenges that our products address.

     In the security products market, we face intense competition from a broader group of companies including appliance vendors such as Cisco Systems, Inc., SonicWALL, Inc., and Watchguard Technologies and software vendors such as CheckPoint Software Technologies and Symantec Corporation. We also compete with various emerging private companies and low-cost network hardware suppliers that may position their products as replacements for ours.

     If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, operating results and financial condition.

We rely on value-added resellers and distribution partners to sell our products, and disruptions to or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these distributors and value-added resellers. The loss of or reduction in sales to these value-added resellers or distributors could materially reduce our revenues. Our competitors may in some cases be effective in incentivizing resellers or potential resellers to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with these distribution partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of resellers in existing markets, fail to manage, train or incent existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

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

Integration of past acquisitions and future acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.

     We have made, and may continue to make, acquisitions in order to enhance our business. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. For example, although we completed the acquisition of NetScreen in April 2004, integration of the products, product roadmap, operations, and personnel is a continuing activity and will be for the foreseeable future. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition.

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

     A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens accounted for greater than 10% of our net revenues during 2004 and 2003. Ericsson A.B. accounted for greater than 10% of our net revenues during 2003 and 2002. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the recently announced planned acquisitions of AT&T and MCI by SBC and Verizon, respectively). This consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences.

We expect gross margin to vary over time and our recent level of product gross margin may not be sustainable.

     Our recent level of product gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess inventory or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to inventory holding periods if our forecasts do not accurately anticipate product demand, or our introduction of new products or entry into new markets with different pricing and cost structures.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain and we may face increased challenges in supply chain management in the future.

     With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. Growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner and our revenues and gross margins could suffer until other sources can be developed. We currently purchase numerous key components, including application-specific integrated circuits (ASICs), from single or limited sources. The development of alternate sources for those components is time consuming, difficult and costly. For example, IBM is our sole ASIC supplier for our infrastructure products and Toshiba America Electronic Components, Inc. is our sole ASIC supplier for our security products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business.

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

     We depend on independent contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or we had to change or add additional contract manufacturers, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. For example, one of our contract manufacturers has recently begun manufacturing in Malaysia. Each of these factors could adversely affect our business and financial results.

The fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues may harm our operating results.

     Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties and constrained spending on network expansion has previously resulted (for example, in 2001 and 2002), and may in the future result, in decreased revenues and earnings and could also negatively impact our ability to forecast and manage our contract manufacturer relationships. Economic downturns may also lead to restructuring initiatives and associated expenses and impairment of investments. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties and reductions in spending on network expansion could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.

Our products are highly technical and if they contain undetected software or hardware errors, our business could be adversely affected and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

     Our products are highly technical and complex, are critical to the operation of many networks and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end customers. Any errors or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

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

Traditional telecommunications companies and other large companies generally require more onerous terms and conditions of their vendors. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that may have an adverse effect on our business.

     Traditional telecommunications companies and other large companies, because of their size, generally have had greater purchasing power and, accordingly, have requested and received more favorable terms, which often translate into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect our ability to recognize revenue and have an adverse effect on our business and financial condition.

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

     We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning July 1, 2005. By causing us to incur significantly increased compensation costs, such accounting changes will reduce our reported earnings and will require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

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

     Because a majority of our business is conducted outside the United States, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows.

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

     The factors that may affect the unpredictability of our quarterly results include limited visibility into customer spending plans, changing market conditions, including some customer and potential customer bankruptcies, changes in the mix of products sold, long sales and implementation cycles, regional economic and political conditions and seasonality. For example, many companies experience seasonal fluctuations in customer spending patterns, particularly in the 1st and 3rd quarters.

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

     Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to incur significant expenses and management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

We are subject to risks arising from our international operations.

     We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenues and operations. In particular, in some countries we may experience reduced intellectual property protection. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we implement policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors and agents will not take actions in violations of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, prohibition on the importation or exportation of our products and could have a material adverse effect on our business.

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

     The following table presents hypothetical changes in fair value of the financial instruments held at December 31, 2004 that are sensitive to changes in interest rates (in thousands):

				Fair Value
	Valuation of Securities Given an			as of	Valuation of Securities Given an Interest
	Interest Rate Decrease of X Basis Points (BPS)			December	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	31, 2004	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$246,971	$245,623	$244,275	$242,926	$241,578	$240,230	$238,882
Corporate bonds and notes	538,734	535,506	532,278	529,050	525,822	522,594	519,366
Asset backed securities and other	354,231	353,832	353,434	353,036	352,638	352,239	351,841

Total	$1,139,936	$1,134,961	$1,129,987	$1,125,012	$1,120,038	$1,115,063	$1,110,089

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

     Foreign Currency Risk and Foreign Exchange Forward Contracts

     It is our policy to use derivatives to partially offset our market exposure to fluctuations in foreign currencies. We recognize these derivatives on the consolidated balance sheet at fair value. We do not enter into derivatives for speculative or trading purposes.

     We use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated primarily in the Euro, Japanese Yen, and British Pound. These derivatives are designated as cash flow hedges, and have maturities between one and two months. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with creditworthy financial institutions.

     For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2004, 2003 and 2002, in other income/(expense) on our consolidated statement of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statement of operations at that time. For the years ended December 31, 2004, 2003 and 2002, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

     Additionally, we use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated primarily in the Euro, Japanese Yen and British Pound. These derivatives are carried at fair value with changes recorded in other income/(expense). Changes in the fair value of these foreign exchange contracts are largely offset by remeasurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

     We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the foreign exchange contracts and the underlying exposures described above. As of December 31, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting

     Juniper Networks Inc.’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time.

     We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment using those criteria, we concluded that, as of December 31, 2004, Juniper Networks Inc.’s internal control over financial reporting is effective.

     Juniper Networks Inc.’s independent registered public accounting firm, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of the company’s internal control over financial reporting. This report appears on page 42 of this Annual Report on Form 10-K.

Sunnyvale, CA
March 3, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Juniper Networks, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, CA
March 1, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Juniper Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Juniper Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Juniper Networks, Inc. and our report dated March 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, CA
March 1, 2005

Juniper Networks, Inc.

Consolidated Balance Sheets
(in thousands, except par values)

	December 31,	December
	2004	31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$713,182	$365,606
Short-term investments	404,659	215,906
Accounts receivable, net of allowances for doubtful accounts of $10,184 in 2004 and $9,206 in 2003	187,306	77,964
Prepaid expenses and other current assets	108,586	31,333

Total current assets	1,413,733	690,809
Property and equipment, net	275,612	244,491
Long-term investments	595,234	394,297
Restricted cash	31,226	30,837
Goodwill	4,427,930	983,397
Purchased intangible assets, net and other long-term assets	255,979	67,266

Total assets	$6,999,714	$2,411,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,890	$61,237
Accrued compensation	82,946	42,650
Accrued warranty	38,921	35,324
Other accrued liabilities	107,330	66,743
Deferred revenue	159,750	59,434

Total current liabilities	502,837	265,388
Deferred revenue, net of current portion	22,700	15,878
Other long-term liabilities, net of current portion	81,440	25,312
Long-term debt	400,000	542,076

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 540,526 and 390,272 shares issued and outstanding at December 31, 2004 and 2003, respectively	5	4
Additional paid-in capital	5,888,215	1,557,372
Deferred stock compensation	(32,394)	(1,228)
Accumulated other comprehensive (loss) income	(716)	4,414
Retained earnings	137,627	1,881

Total stockholders’ equity	5,992,737	1,562,443

Total liabilities and stockholders’ equity	$6,999,714	$2,411,097

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net revenues:
Product	$1,162,928	$602,455	$467,651
Service	173,091	98,938	78,896

Total net revenues	1,336,019	701,393	546,547
Cost of revenues:
Product	317,616	200,621	179,721
Service	92,958	56,728	50,387

Total cost of revenues	410,574	257,349	230,108

Gross margin	925,445	444,044	316,439
Operating expenses:
Research and development	238,363	176,104	161,891
Sales and marketing	302,345	145,784	126,803
General and administrative	53,261	28,462	34,263
Amortization of purchased intangibles and deferred stock compensation (1)	100,737	22,698	14,304
Restructuring and other	(5,058)	13,985	20,229
In-process research and development	27,500	—	83,479
Integration costs	5,087	—	2,507

Total operating expenses	722,235	387,033	443,476

Operating income (loss)	203,210	57,011	(127,037)
Interest and other income	28,233	33,428	56,404
Interest expense	(5,379)	(39,099)	(55,605)
Write-down of investments	(2,939)	—	(50,451)
Gain (loss) on redemption of convertible subordinated notes	(4,107)	(1,085)	62,855
Gain on sale of investments	—	8,739	—
Equity in net loss of joint venture	—	—	(1,316)

Income (loss) before income taxes	219,018	58,994	(115,150)
Provision for income taxes	83,272	19,795	4,500

Net income (loss)	$135,746	$39,199	$(119,650)

Net income (loss) per share:
Basic	$0.28	$0.10	$(0.34)

Diluted*	$0.25	$0.09	$(0.34)

Shares used in computing net income (loss) per share:
Basic	493,073	382,180	350,695

Diluted*	542,625	413,821	350,695

*2003 amounts have been restated to include shares issuable upon conversion of the Senior Notes

(1) Amortization (benefit) of deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$2,850	$(33)	$1,072
Research and development	21,493	1,925	(2,800)
Sales and marketing	17,685	205	921
General and administrative	1,927	(60)	1,215

Total	$43,955	$2,037	$408

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Deferred Stock	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Earnings	Equity
Balance at December 31, 2001	329,146	$3	$959,681	$(63,065)	$18,418	$82,332	$997,369
Issuance of common stock in connection with the Employee Stock Purchase Program	781	–	7,411	–	–	–	7,411
Exercise of stock options by employees, net of repurchases	5,985	1	19,208	–	–	–	19,209
Issuance of common stock in connection with Pacific Broadband Communications earn-outs	1,919	–	16,527	–	–	–	16,527
Issuance of common stock in connection with the acquisition of Unisphere Networks, Inc.	36,500	–	511,122	(499)	–	–	510,623
Amortization of deferred stock compensation, net of effect of former employees	–	–	(52,043)	52,451	–	–	408
Other comprehensive gain (loss):
Change in unrealized gain on available-for-sale securities	–	–	–	–	(751)	–	(751)
Foreign currency translation losses, net	–	–	–	–	(615)	–	(615)
Net loss	–	–	–	–	–	(119,650)	(119,650)

Comprehensive loss	–	–	–	–	–	–	(121,016)

Balance at December 31, 2002	374,331	4	1,461,906	(11,113)	17,052	(37,318)	1,430,531
Issuance of common stock in connection with the Employee Stock Purchase Program	1,475	–	9,946	–	–	–	9,946
Exercise of stock options by employees, net of repurchases	14,466	–	81,809	–	–	–	81,809
Issuance of common stock in connection with retirement of the 4.75% Convertible Subordinated Notes	–	–	2	–	–	–	2
Compensation charge in connection with the restructuring activity	–	–	744	–	–	–	744
Amortization of deferred stock compensation, net of effect of former employees	–	–	(7,848)	9,885	–	–	2,037
Tax benefit from employee stock option plans	–	–	10,813	–	–	–	10,813
Other comprehensive gain (loss):
Change in unrealized gain on available-for-sale securities	–	–	–	–	(14,986)	–	(14,986)
Foreign currency translation gains, net	–	–	–	–	2,348	–	2,348
Net income	–	–	–	–	–	39,199	39,199

Comprehensive income	–	–	–	–	–	–	26,561

Balance at December 31, 2003	390,272	4	1,557,372	(1,228)	4,414	1,881	1,562,443
Issuance of common stock in connection with the Employee Stock Purchase Program	769	–	11,791	–	–	–	11,791
Exercise of stock options by employees, net of repurchases	20,236	–	163,381	–	–	–	163,381
Issuance of common stock in connection with the acquisition of NetScreen	132,118	1	4,171,730	(93,558)	–	–	4,078,173
Retirement of common stock	(2,869)	–	(63,610)	–	–	–	(63,610)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Deferred Stock	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Earnings	Equity
Amortization of deferred stock compensation, net of effect of former employees	–	–	(18,437)	62,392	–	–	43,955
Tax benefit from employee stock option plans	–	–	65,988	–	–	–	65,988
Other comprehensive gain (loss):
Change in unrealized gain on available-for-sale securities	–	–	–	–	(7,335)	–	(7,335)
Foreign currency translation gains, net	–	–	–	–	2,205	–	2,205
Net income	–	–	–	–	–	135,746	135,746

Comprehensive income	–	–	–	–	–	–	130,616

Balance at December 31, 2004	540,526	$5	$5,888,215	$(32,394)	$(716)	$137,627	$5,992,737

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$135,746	$39,199	$(119,650)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	40,843	43,998	41,570
Amortization of purchased intangibles, deferred stock compensation and debt issuance costs	104,831	26,042	21,477
Restructuring and other	321	3,621	1,701
In-process research and development	27,500	–	83,479
Write-down of investments	2,939	–	50,451
(Gain) loss on redemption of convertible subordinated notes	4,107	1,085	(62,856)
Gain on sale of investments	–	(8,739)	–
Tax benefit of employee stock option plans	65,988	10,813	–
Changes in operating assets and liabilities:
Accounts receivable, net	(81,398)	537	39,362
Prepaid expenses, other current assets and other long-term assets	(56,253)	(3,092)	13,278
Accounts payable	29,390	12,963	9,093
Accrued compensation	40,296	17,528	(3,183)
Accrued warranty	3,597	2,966	(6,388)
Other accrued liabilities	27,893	2,467	(61,263)
Deferred revenue	93,648	29,166	(4,661)

Net cash provided by operating activities	439,448	178,554	2,410

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(63,185)	(19,388)	(36,127)
Purchases of available-for-sale investments	(739,437)	(734,679)	(977,926)
Maturities and sales of available-for-sale investments	704,740	1,085,929	1,095,541
Increase in restricted cash	(249)	(30,837)	–
Minority equity investments	(1,225)	(900)	(1,150)
Acquisition of businesses, net of cash and cash equivalents acquired	40,889	–	(375,803)

Net cash (used in) provided by investing activities	(58,467)	300,125	(295,465)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	175,172	91,755	26,620
Redemption of convertible subordinated notes	(144,967)	(792,013)	(145,975)
Retirement of common stock	(63,610)	–	–
Proceeds from issuance of convertible senior notes	–	392,750	–

Net cash used in financing activities	(33,405)	(307,508)	(119,355)

Net increase (decrease) in cash and cash equivalents	347,576	171,171	(412,410)
Cash and cash equivalents at beginning of period	365,606	194,435	606,845

Cash and cash equivalents at end of period	$713,182	$365,606	$194,435

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,424	$45,864	$53,787
Cash paid for taxes	$7,340	$3,156	$3,621

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with business combinations	$3,651,226	$–	$376,415
Deferred stock compensation	$93,558	$–	$499
Common stock issued in connection with the retirement of convertible subordinated notes	$–	$2	$–

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today the Company designs and sells products and services that together provide its customers with Internet Protocol (“IP”) secure networking solutions. The Company’s solutions are incorporated into the global web of interconnected public and private networks across which a variety of media, including voice, video and data, travel to and from end users around the world. The Company’s network infrastructure solutions enable service providers and other network-intensive businesses to support and deliver services and applications on a highly efficient and low cost integrated network. The Company’s security solutions meet a broad array of its customer’s security priorities, from protecting the network itself, to protecting data on the network. Together, the Company’s secure networking solutions enable its customers to convert networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased reliability and security to end users. The Company sells and markets its products through its direct sales organization, value-added resellers and distributors.

     In April 2004, the Company completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”) in order to expand its customer base and portfolio of products. NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company has included in its results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during 2004 compared to 2003 and 2002.

     As a result of the NetScreen acquisition, the Company expanded its customer base and portfolio of products, and now offer two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks products, and security products, which consist predominately of the former NetScreen products.

Note 2. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Juniper Networks and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Investments in operating companies in which the Company does not have a controlling interest and does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

     Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), was issued in December 2003 and revised parts of FIN 46. The Company adopted FIN 46(R) effective January 1, 2004. The Company does not have any interests in VIEs.

     Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. Specifically, deferred revenue and restructuring liabilities have been reclassified between short-term and long-term amounts.

     Use of Estimates

     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies include:

•	revenue recognition;

•	estimating future warranty costs and the valuation of exposures associated with the contract manufacturing operations;

•	the provision for income taxes and tax related accruals;

•	the allowance for doubtful accounts; and

•	the initial and continuing valuation of goodwill and other purchased intangible assets.

     The Company has other important accounting policies and practices; however, once adopted, these other policies either generally do not require the Company to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. The Company bases its estimates on historical experience and also on assumptions that it believes are standard and reasonable.

     Cash and Cash Equivalents

     Juniper Networks considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities.

     Equity Investments

     Juniper Networks has certain minority equity investments in privately held companies. These investments are included in other long-term assets and are carried at cost, adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. As of December 31, 2004 and 2003, the carrying values of the Company’s minority equity investments in privately held companies were $3.8 million and $5.7 million, respectively. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. The Company monitors these investments for impairment by considering financial, operational and economic data and makes appropriate reductions in carrying values when necessary.

     In addition to the equity investments in privately held companies, the Company held certain marketable equity securities classified as available-for-sale. During 2003, the Company sold most of these investments, which had a cost basis of approximately $4.3 million, and recognized a gain of approximately $8.7 million.

     The following table summarizes the impairment charges associated with equity investments recorded by the Company (in thousands):

	Year Ended December 31,
	2004	2003	2002
Impairment of privately held securities	$(2,939)	$–	$(45,488)
Impairment of available-for-sale securities	–	–	(4,963)

Total impairment charges	$(2,939)	$–	$(50,451)

     Fair Value of Financial Instruments

     The carrying value of the Company’s cash and cash equivalents and accounts receivable approximates fair market value due to the relatively short period of time to maturity. See Note 6 “Cash Equivalents, Short-Term and Long-Term Investments and Restricted Cash” for a discussion of the carrying values of our investment portfolio. The fair values of the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) are based upon quoted market rates. See Note 7 “Long-Term Debt” for further discussion on the Company’s outstanding debt.

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

     Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. Juniper Networks performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Juniper Networks maintains reserves for potential credit losses and historically such losses have been within management’s expectations. One customer accounted for 15% of total net revenues during 2004. Two customers individually accounted for 15% and 13% of total net revenues in 2003. For 2002, one customer accounted for 17% of net product revenues. See Note 12 “Segment Information” for a breakdown of net revenues by geographic location.

     Juniper Networks relies on sole suppliers for certain of its components such as ASICs and custom sheet metal. Additionally, Juniper Networks relies primarily on two independent contract manufacturers for the production of all of its products. The inability of any supplier or manufacturer to fulfill supply requirements of Juniper Networks could negatively impact future operating results.

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

     For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2004, 2003 and 2002, in other income/(expense) on its consolidated statements of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statements of operations at that time. For the years ended December 31, 2004, 2003 and 2002, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

     Additionally, the Company uses foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated primarily in the Euro, Japanese Yen and British Pound. These derivatives are carried at fair value with changes recorded in other income/(expense). Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

     Foreign Currency Translation

     Assets and liabilities of foreign operations are translated to US dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated using average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2004, 2003 and 2002.

     Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life, generally three to five years, or the lease term of the respective assets. The land that was acquired in January 2001 is not being depreciated. Property and equipment consist of the following (in thousands):

	As of December 31,
	2004	2003
Computers and equipment	$154,439	$117,632
Purchased software	23,633	21,190
Leasehold improvements	48,467	29,935
Furniture and fixtures	7,315	3,920
Land	192,427	192,778

Property and equipment, gross	426,281	365,455
Accumulated depreciation	(150,669)	(120,964)

Property and equipment, net	$275,612	$244,491

     Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less any accumulated amortization. The Company adopted SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. For business combinations consummated before July 1, 2001, goodwill was amortized through December 31, 2001 using the straight-line method over an estimated useful life of three years. Goodwill was not amortized for business combinations consummated after June 30, 2001. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment.

     Amortization of purchased intangibles with finite useful lives is computed using the straight-line method over the expected useful life of two to seven years. See Note 3, “Business Acquisitions,” for detail of the acquisitions where the Company acquired goodwill and intangible assets and Note 4, “Goodwill and Purchased Intangible Assets,” for detail of the activity in these accounts during 2004 and 2003.

     Revenue Recognition

     The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, unless it has future obligations for such things as customer acceptance, in which case revenue and related costs are deferred until those obligations are met. In most cases, the Company recognizes product revenue upon shipment to its customers, including value-added resellers (“VAR”), as it is the Company’s practice to identify an end user prior to shipment to a VAR. The Company defers revenues on sales to its distributors until it has information indicating that the distributor has sold the products to its customers.

     The Company recognizes revenue from service contracts as the services are completed or ratably over the period of the obligation. A majority of its service revenue is earned from customers who purchase the Company’s products and enter into service contracts. Service contracts are typically for one-year renewable periods and are for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts, the Company also provides professional and educational services.

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

     The Company accrues for sales returns and other allowances based on its best estimate of future returns and other allowances. Although its arrangements with end-users and VARs generally do not include any contractual rights of return, and the general policy is that it does not accept returns, under unique circumstances the Company has accepted, and may in the future accept, product returns from its customers.

     In addition, the Company’s agreements with distributors provide for limited stock rotation and price protection rights. Stock rotation rights provide distributors with the right to exchange unsold inventory for alternate products of equal or greater value. Price protection rights grant distributors the right to a credit on certain purchases in the event of decreases in the prices of its products. The Company accrues for these credits based on its estimates of expected stock rotation and price protection obligations.

     The Company’s resellers and distributors participate in various cooperative marketing and other programs, and it maintains estimated accruals and allowances for these programs.

     Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying consolidated balance sheets. Below is a breakdown of the Company’s deferred revenue (in thousands):

	As of December 31,
	2004	2003
Service	$119,827	$49,026
Product	62,623	26,286

Total	$182,450	$75,312

Reported as:
Current	$159,750	$59,434
Non-current	22,700	15,878

Total	$182,450	$75,312

     Allowance for Doubtful Accounts

     The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

     Research and Development

     Costs to develop the Company’s products are expensed as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs, which establishes accounting and reporting standards for research and development.

     Advertising

     Advertising costs are charged to sales and marketing expense as incurred and the totals have been insignificant to date.

     Stock-Based Compensation

     The Company has employee stock benefit plans, which are described more fully in Note 10, “Stockholders’ Equity.” The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation cost, was recognized in net income. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan. Pro forma information, net of the tax effect, follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$135,746	$39,199	$(119,650)
Add: amortization of deferred stock compensation included in reported net income (loss), net of tax	27,252	1,263	253
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(93,685)	(60,336)	(91,004)

Pro forma net income (loss):	$69,313	$(19,874)	$(210,401)

Basic net income (loss) per share:
As reported	$0.28	$0.10	$(0.34)
Pro forma	$0.14	$(0.05)	$(0.60)
Diluted net income (loss) per share:
As reported	$0.25	$0.09	$(0.34)
Pro forma	$0.13	$(0.05)	$(0.60)

     Comprehensive Income

     Under SFAS 130, Reporting Comprehensive Income, the Company is required to display comprehensive income (loss) and its components as part of the financial statements. The Company has displayed its comprehensive income (loss) as part of the Consolidated Statements of Stockholders’ Equity. Other comprehensive income for 2004 includes net unrealized losses on available-for-sale securities and net foreign currency translation gains (losses) that are excluded from net loss. The activity of other comprehensive income was as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Change in net unrealized gains (losses) on investments	$(7,600)	$(9,175)	$(366)
Less: net gains (losses) on investments realized and included in net income (loss)	(265)	5,811	385
Change in foreign currency translation adjustment	2,205	2,348	(615)

Net change for the year	$(5,130)	$(12,638)	$(1,366)

     The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of December 31,
	2004	2003
Accumulated net unrealized gain (loss) on available-for-sale investments	$(4,654)	$2,681
Accumulated foreign currency translation adjustment	3,938	1,733

Total accumulated other comprehensive income (loss)	$(716)	$4,414

     Provision for Income Taxes

     Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, Accounting for Income Taxes, and records a valuation allowance to reduce its deferred tax assets to the amount that it believes to be more likely than not realizable. Accordingly, a valuation allowance in an amount equal to the U.S. domestic net deferred tax assets has been established to reflect uncertainty regarding future realization of these assets, in part, due to the potential impact of future stock option deductions. In addition, the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due.

     Recent Accounting Pronouncements

     In December 2004, the FASB revised SFAS No. 123 (“FAS 123R”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for the Company beginning in the third quarter of fiscal 2005. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

     The Emerging Issues Task Force issued EITF Issue No. 04-8 (“EITF 04-8”), The Effect of Contingently Convertible Debt on Diluted Earnings per Share, during September 2004. EITF 04-8 states that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted EPS, regardless of whether the market price trigger has been met. The EITF 04-8 consensus must be applied retroactively based on the terms in effect and amounts outstanding on the last day of the fiscal period in which the consensus becomes effective. EITF 04-8 was effective for the Company beginning in the fourth quarter of 2004. EITF 04-8 applied to the Company’s Senior Notes that were issued in June 2003. The application of EITF 04-8 reduced the 2003 diluted earnings per share by one cent and, accordingly, the Company has restated its diluted shares and earnings per share for the year ended December 31, 2003.

Note 3. Business Acquisitions

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

     NetScreen Technologies, Inc.

     In April 2004, Juniper Networks completed its acquisition of NetScreen. The acquisition resulted in the issuance of approximately 132 million shares of the Company’s common stock with a fair value of approximately $3,651.2 million to the former stockholders of NetScreen. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. Juniper Networks also assumed all of the outstanding NetScreen stock options with a fair value of approximately $520.5 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 3 years for expected life, 2.5% for the risk-free interest rate and a market value of Juniper Networks common stock of $27.64 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $13.4 million. Below is a summary of the total purchase price (in millions):

Common stock	$3,651.2
Outstanding stock options	520.5
Acquisition direct costs	13.4

Total purchase price	$4,185.1

     The purchase price has been preliminarily allocated as follows (in millions):

Current assets	$445.9
Long-term assets	12.0
Current liabilities	(90.1)

Net tangible assets acquired	367.8
Amortizable intangible assets:
Existing technology	165.2
Maintenance agreements	5.9
Patents and core technology	45.7
Trade name and trademarks	8.3
Value-added reseller relationships	14.7
Distributor relationships	10.1
Order backlog	2.5

Total amortizable intangible assets	252.4
In-process research and development	27.5
Deferred compensation on unvested stock options	93.5
Goodwill	3,443.9

Total purchase price	$4,185.1

     The purchase price allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of NetScreen. After the initial purchase price allocation during the second quarter of 2004, the Company decreased the net tangible assets acquired and increased goodwill by $6.1 million. The change was due to the recognition of a preacquisition contingency of $12.0 million related to an earn-out payable to the shareholders of Neoteris Inc., a company purchased by NetScreen during November 2003, partially offset by a number of reductions in the valuation of certain preacquisition accruals. There is an additional potential $18.0 million earn-out related to the Neoteris acquisition that may be paid in the event certain financial milestones are achieved.

     Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.

     Acquisition Costs Related to The NetScreen Acquisition

     The Company accrued for acquisition charges of $21.3 million primarily related to severance and facility charges. The Company recognized these costs in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations (“EITF 95-3”). Ninety-four former NetScreen employees were identified for termination at the time of the acquisition all related severance has been paid. The remaining restructuring change consists primarily of facility charges that will be paid through the end of the lease terms, which extend through 2008. As of December 31, 2004, $12.6 million remained to be paid, of which $8.2 million is recorded in other long-term liabilities.

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

Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, NetScreen had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing and integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. The Company utilized the DCF method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the NetScreen acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25 million. As of December 31, 2004, it was estimated that these development efforts would be completed over the next nine months at an estimated cost of approximately $10.5 million.

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

     Pro Forma Results

     The following unaudited pro forma financial information presents the combined results of operations of Juniper Networks and NetScreen as if the acquisition had occurred as of the beginning of the periods presented. The information in the 2004 unaudited amounts was derived from the audited statement of operations of Juniper Networks for the year ended December 31, 2004 and the unaudited statement of operations of NetScreen for the three and a half months ended April 15, 2004. The information in the 2003 unaudited amounts was derived from the audited statements of operations of Juniper Networks for the year ended December 31, 2003 and the audited statement of operations of NetScreen for the fiscal year ended September 30, 2003. Adjustments of $0.6 million and $86.8 million have been made to the combined results of operations for the years ended December 31, 2004 and 2003, respectively, reflecting the elimination of amortization of purchased intangibles and deferred stock compensation, charges to cost of goods sold for inventory write-ups and the valuation of the order backlog, IPR&D and the net tax impact. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Juniper Networks that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

	Year Ended December 31,
(in millions, except per share amounts)	2004	2003
Net revenues	$1,440.6	$946.7
Net income	$130.7	$4.0
Basic income per share	$0.25	$0.01
Diluted income per share	$0.23	$0.01

     The pro forma financial information above includes the following material, non-recurring charges for each period presented (in millions):

Inventory write-up	$3.0
Order backlog	$2.5
In-process research and development	$27.5
Restructuring	$0.4
Integration	$5.1

     Unisphere Networks, Inc.

     In July 2002, Juniper Networks completed its acquisition of Unisphere, a subsidiary of Siemens. The acquisition of Unisphere enabled Juniper Networks to supply edge applications expertise to the leading service providers, carriers, and postal, telegraph and telephone providers (PTTs) throughout the world. Below is a summary of the total purchase price (in millions):

Cash	$375.0
Common stock	359.9
Outstanding Unisphere stock options	151.2
Acquisition direct costs	13.6
Unisphere restructuring liability	14.8

Total purchase price	$914.5

     The total purchase price has been allocated as follows (in millions):

Net tangible assets acquired (liabilities assumed)	$(5.6)
Amortizable intangible assets:
Completed technology	61.1
Service contract relationships	6.9
Non-compete agreements	2.4
Order backlog	3.6

Total amortizable intangible assets	74.0
In-process research and development	82.7
Deferred compensation on unvested stock options	0.5
Goodwill	762.9

Total purchase price	$914.5

     Amortizable Intangible Assets

     Of the total purchase price, approximately $74.0 million was allocated to amortizable intangible assets, including completed technology, service contract relationships, non-compete agreements and order backlog. Completed technology, which consisted of products that had reached technological feasibility, included products in Unisphere’s product line, principally the ERX product. Service contract relationships represented the potential additional source of revenue from customers with existing service contracts. Both completed technology and the service contract relationships were valued using the discounted cash flow (DCF) method. Juniper Networks is amortizing the fair value of the completed technology and service contract relationships on a straight-line basis over weighted average remaining useful lives of approximately five years and six years, respectively.

     Non-compete agreements represented the value of the non-compete and non-solicit agreements signed by key executives from Unisphere. The non-compete agreements were valued using the lost profits method, which estimates the value of the future cash flows that would be lost due to customer defections. The non-solicit agreements were valued using the avoided cost method, which estimates the avoided costs of replacing solicited employees. Juniper Networks is amortizing the fair value of these assets on a straight-line basis over a weighted average useful life of approximately two years.

     Order backlog represented the value of the standing orders for both products and services. The order backlog was valued using the avoided cost method, which estimates the avoided selling expenses due to the fact that Unisphere had firm purchase orders in place at the time of acquisition. Juniper Networks amortized the fair value of these assets over the three-month period ended September 30, 2002 to cost of product revenues.

     In-process Research and Development

     Of the total purchase price, approximately $82.7 million was allocated to in-process research and development (IPR&D) and was expensed in the quarter ended September 30, 2002. At the time of acquisition, Unisphere had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing new cards and modules for different bandwidths and various software developments. These development efforts were completed as of December 31, 2003.

     Deferred Compensation

     Unvested stock options with an intrinsic value of approximately $0.5 million at the time of acquisition was allocated to deferred compensation in the purchase price allocation and are being amortized to expense using the graded vesting method. Options assumed in conjunction with the acquisition had exercise prices ranging from $5.65 to $14.73 per share, with a weighted average exercise price of $5.81 per share and a weighted average remaining contractual life of approximately 9 years. Juniper Networks assumed approximately 13.5 million vested options and approximately 12.5 million unvested options.

     Acquisition Costs Related to The Unisphere Acquisition

     Juniper Networks recorded $14.8 million of similar restructuring costs in connection with the restructuring of the Unisphere organization in the third quarter of 2002. These costs were accounted for under EITF 95-3, recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Unisphere as an increase to goodwill. During 2004, the Company adjusted this liability by $3.7 million primarily for changes in it sublease assumptions and recorded the adjustment as a credit to Restructuring and other in the consolidated statement of operations. As of December 31, 2004, there was $1.4 million remaining to be paid, primarily for facilities that will be paid over the respective lease terms through 2014, and professional services.

Note 4. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of December 31, 2004
Technology	$286.6	$(82.4)	$204.2
Other	52.1	(14.4)	37.7

Total	$338.7	$(96.8)	$241.9

As of December 31, 2003
Technology	$75.3	$(32.6)	$42.7
Other	10.6	(4.8)	5.8

Total	$85.9	$(37.4)	$48.5

     Amortization expense of purchased intangible assets of $56.8 million, $20.7 million and $13.9 million were included in operating expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year ending December 31,	Amount
2005	$73.8
2006	73.2
2007	67.5
2008	22.7
2009	2.7
Thereafter	2.0

Total	$241.9

     The changes in the carrying amount of goodwill during 2004 are as follows (in millions):

Balance as of December 31, 2003	$983.4
Goodwill acquired during the period	3,443.9
Additions to existing goodwill	0.6

Balance as of December 31, 2004	$4,427.9

     The Company has $0.6 million worth of intangibles with indefinite lives related to acquisitions in prior periods that were never amortized and were reclassified to goodwill during 2004.

     The Company performed its annual impairment analysis as of November 2004 and determined that there was no impairment of the goodwill at that time.

Note 5. Restructuring and Other Operating Charges

     The following restructuring charges are based on Juniper Networks’ restructuring plans that have been committed to by management. Any changes to the estimates of executing the approved plans will be reflected in Juniper Networks’ results of operations.

     Restructuring In Connection With The NetScreen Acquisition

     In the three months ended June 30, 2004, in connection with the NetScreen acquisition, the Company recorded a restructuring charge of $0.4 million for the termination of 13 employees to eliminate certain duplicative activities. These employees were from all functions and all geographic theaters and were in addition to the 94 former NetScreen employees that were also terminated. These charges were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). All severance payments were made as of September 30, 2004.

     Restructuring In Connection With The Discontinuance Of The CMTS Products

     In the third quarter of 2003, the Company announced that it would no longer develop its G-series CMTS products and recorded a charge of $14.0 million that was comprised of workforce reduction costs, an asset impairment charge, costs associated with vacating facilities, costs associated with termination of contracts and other related costs. These charges are accounted for in accordance with SFAS 146.

     The Company has paid all of the severance related to the workforce reduction related primarily to the termination of 76 employees that were mainly located in the Americas and Europe regions. The asset impairment charge was primarily for long-lived assets that were no longer needed as a result of the Company’s decision to cease further development of the G-series CMTS product line. Facility charges consisted primarily of the cost of vacating facilities that were dedicated to the development of the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using the Company’s risk-adjusted borrowing rate.

Amounts related to the net facility charge are included in other accrued liabilities and will be paid over the respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Other contractual commitments and other charges consisted primarily of carrying and obsolete material charges from the Company’s contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and costs to satisfy end-of-life commitments in certain customer contracts. All of these costs were included as a charge to the results of operations in the quarter ended September 30, 2003.

     As a result of the NetScreen acquisition, a portion of the facilities that was originally included in this restructuring was needed to combine the operations of Juniper Networks and NetScreen. As a result, we adjusted the restructuring reserve during 2004 by a net $0.9 million as a credit to Restructuring and other in the consolidated statement of operations.

     The following table shows the breakdown of the restructuring charge and the liability remaining as of December 31, 2004 (in thousands):

					Remaining liability
					as of December 31,
	Initial charge	Adjustment	Non-cash charges	Cash payments	2004
Workforce reduction.	$5,550	$(247)	$(744)	$(4,559)	$–
Asset impairment	2,887	–	(2,887)	–	–
Facilities	3,455	(452)	–	(801)	2,202
Contractual commitments and other charges	2,093	(178)	–	(1,764)	151

Total	$13,985	$(877)	$(3,631)	$(7,124)	$2,353

     Restructuring In Connection With The Unisphere Acquisition

     During the third quarter of 2002, in connection with the Company’s acquisition of Unisphere, Juniper Networks initiated plans to restructure operations to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, Juniper Networks recorded restructuring expenses associated primarily with workforce related costs, costs of vacating duplicative facilities, contract termination costs, non-inventory asset impairment charges and other associated costs. The costs associated with the restructuring program totaled $14.9 million and were included as a charge to the results of operations during 2002. These costs were accounted for under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. During 2004, the Company adjusted this reserve by $0.9 million primarily for changes in its sublease assumptions and recorded the adjustment as a credit to Restructuring and other in the consolidated statement of operations. The Company’s estimated costs to exit these facilities were based on available commercial rates for potential subleases. As of December 31, 2004, $1.2 million was remaining to be paid, entirely for leases of consolidated facilities that will be paid over the respective lease terms through 2009.

Note 6. Cash Equivalents, Short- and Long-Term Investments and Restricted Cash

     Cash equivalents, short and long-term investments consist of the following (in thousands):

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Money market funds	$26,987	$–	$–	$26,987
Commercial paper	139,880	–	–	139,880
Government securities	349,126	16	(1,298)	347,844
Corporate debt securities	548,363	81	(3,204)	545,240
Asset-backed securities and equity securities	65,299	76	(314)	65,061

Total	$1,129,655	$173	$(4,816)	$1,125,012

Reported as:
Cash equivalents	$125,119	$–	$–	$125,119
Short-term investments	405,243	91	(675)	404,659
Long-term investments	599,293	82	(4,141)	595,234

Total	$1,129,655	$173	$(4,816)	$1,125,012

Due within one year	$530,363	$91	$(675)	$529,779
Due between one and two years	374,481	43	(2,953)	371,571
Due after two years	224,811	39	(1,188)	223,662

Total	$1,129,655	$173	$(4,816)	$1,125,012

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Money market funds	$48,793	$–	$–	$48,793
Commercial paper	67,489	–	–	67,489
Government securities	147,648	702	(146)	148,204
Corporate debt securities	376,603	2,202	(373)	378,432
Asset-backed securities	63,061	348	(52)	63,357

Total	$703,594	$3,252	$(571)	$706,275

Reported as:
Cash equivalents	$96,072	$–	$–	$96,072
Short-term investments	214,609	1,332	(35)	215,906
Long-term investments	392,913	1,920	(536)	394,297

Total	$703,594	$3,252	$(571)	$706,275

Due within one year	$298,361	$1,337	$(35)	$299,663
Due between one and two years	249,670	1,365	(182)	250,853
Due after two years	155,563	550	(354)	155,759

Total	$703,594	$3,252	$(571)	$706,275

     The Company recognized realized gains (losses) from the sale of available-for-sale securities of $(0.3) million, $12.0 million and $0.4 million in 2004, 2003 and 2002, respectively. The gain in 2002 is net of a $5.0 million impairment charge on available-for-sale securities recognized in the quarter ended September 30, 2002 for declines in value that were deemed to be other than temporary. The cost of a security sold is based on the specific identification method.

     The Company had restricted cash of $31.2 million as of December 31, 2004 related to the establishment of a trust in the amount of $25.0 million and lines of credits for facility leases. The Company established a trust to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification.

Note 7. Long-Term Debt

     During 2004, 2003 and 2002, the Company paid $145.0 million, $792.0 million and $146.0 million, respectively, to retire its outstanding 4.75% Convertible Subordinated Notes due March 15, 2007. These retirements resulted in a net loss of $4.1 million during 2004, a net loss of $1.1 million during 2003 and a net gain of $62.9 million during 2002. The loss or gain represents the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.

     In June 2003, Juniper Networks received $392.8 million of net proceeds from an offering of $400.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”). The Senior Notes are senior unsecured obligations, rank on parity in right of payment with all of the Company’s existing and future senior unsecured debt, and rank senior to all of the Company’s existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes are convertible into shares of Juniper Networks common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances.

     The carrying amounts and fair values of the Senior Notes were (in thousands):

	December 31,
	2004	2003
Carrying amount	$400,000	$400,000
Fair value	$592,000	$462,112

Note 8. Warranties

     Juniper Networks generally offers a one-year warranty on all of its hardware products and a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts and labor obtained through the Company’s 24-hour service center. On occasion, the specific terms and conditions of those warranties vary. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations, including material costs, technical support labor costs and associated overhead. The warranty accrual is included in the Company’s cost of revenues and is recorded at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the Company’s warranty reserve during the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2004	2003
Beginning balance	$35,324	$32,358
Amount acquired from NetScreen	1,721	–
Provisions made	28,221	31,502
Changes in estimates	(1,876)	–
Actual costs incurred	(24,469)	(28,536)

Ending balance	$38,921	$35,324

Note 9. Commitments

     Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2014. Rental expense for 2004, 2003 and 2002, was approximately $29.8 million, $26.5 million and $17.1 million, respectively.

     Future minimum payments under the noncancellable operating leases consist of the following (in thousands):

December
31, 2004
2005	$31,594
2006	30,593
2007	28,609
2008	24,992
2009	21,765
Thereafter	68,480

Total minimum lease payments	$206,033

Note 10. Stockholders’ Equity

     Stock Option Plans

     Amended and Restated 1996 Stock Option Plan

     The Company’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant. Nonstatutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no nonstatutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors or a committee of the Board of Directors. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 1996 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. Juniper Networks has authorized 164,623,000 shares of common stock for issuance under the 1996 Plan. At December 31, 2004, 34,210,000 shares were available for future option grants or stock sales under the 1996 Plan.

     The 1996 Plan also provides for the sale of shares of common stock to employees and consultants. Shares issued to consultants are for the fair value of services previously rendered and are not contingent upon future events. Shares sold to employees are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors or a committee of the Board of Directors. These provisions give Juniper Networks the right to repurchase the shares at the original sales price upon termination of the employee. This right expires at a rate determined by the Board of Directors, generally at the rate of 25% after one year and 2.0833% per month thereafter. At December 31, 2003, zero shares were subject to repurchase rights under the 1996 Plan. At December 31, 2003, 3,905,000 shares had been repurchased under the 1996 Plan in connection with employee terminations. No shares of restricted stock were issued under the 1996 Plan in 2004, 2003 and 2002.

     2000 Nonstatutory Stock Option Plan

     In July 2000, the Board of Directors adopted the Juniper Networks 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of nonstatutory stock options to employees, directors and consultants. Nonstatutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no nonstatutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors or a committee of the Board of Directors. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 2000 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. As of December 31, 2004, Juniper Networks had authorized 63,875,000 shares of common stock for issuance under the 2000 Plan. At December 31, 2004, 28,190,000 shares were available for future option grants under the 2000 Plan.

     Plans Assumed Upon Acquisition

     In connection with the acquisitions it has made since 2000, the Company has assumed options under the plans of the acquired companies, exchanged those options for Juniper Networks options and authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of December 31, 2004, there was approximately 23,381,000 shares outstanding under plans assumed through acquisitions.

     Option activity under all option plans is summarized as follows:

	Outstanding Options
	Number of	Weighted-
	Shares	Average
	(in thousands)	Exercise Price
Balance at December 31, 2001	32,486	$16.97
Options granted and assumed	64,210	$8.76
Options exercised	(6,187)	$3.14
Options canceled	(15,632)	$13.92

Balance at December 31, 2002	74,877	$10.71
Options granted and assumed	14,764	$13.06
Options exercised	(14,523)	$5.64
Options canceled	(6,726)	$13.58

Balance at December 31, 2003	68,392	$12.01
Options granted and assumed	47,911	$17.82
Options exercised	(20,254)	$8.07
Options canceled	(6,865)	$15.75

Balance at December 31, 2004	89,184	$15.75

     The following schedule summarizes information about stock options outstanding under all option plans as of December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Price	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price
$0.02 - $5.69	22,937	6.4	$4.40	17,302	$4.24
$5.70 - $13.74	18,733	7.4	$9.85	13,344	$10.02
$13.83 - $21.88	18,204	8.1	$16.54	4,499	$15.92
$21.98 - $27.11	18,091	9.6	$24.07	324	$24.80
$27.17 - $183.06	11,219	6.4	$34.08	8,093	$36.34

$0.02 - $183.06	89,184	7.6	$15.75	43,562	$13.33

     As of December 31, 2003 38,303,000 options were exercisable at an average exercise price of $12.97. As of December 31, 2002, 37,461,000 options were exercisable at an average exercise price of $11.92.

     Employee Stock Purchase Plan

     In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan is implemented in a series of offering periods, each six months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective offering period.

     During 2004, employees purchased 769,000 shares of common stock through the Purchase Plan at an average exercise price of $15.39 per share. As of December 31, 2004, a total of 3,831,000 shares had been issued under the Purchase Plan at an average price of $7.95 per share, and 8,169,000 shares remained available for future issuance under the Purchase Plan.

     Stock-Based Compensation

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based compensation plans. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized, other than acquisition-related compensation costs.

     The Company has disclosed the pro forma fair value stock-based compensation information required by SFAS 123 in Note 2, “Summary of Significant Accounting Policies.” The fair value of each option granted or assumed through December 31, 2004 was estimated on the date of grant or date of assumption using the minimum value (before the Company went public) or the Black-Scholes method. The following shows the assumptions used to calculate the fair value of the Company’s stock-based awards:

	Year Ended December 31,
	2004	2003	2002
Employee Stock Options
Dividend yield	—	—	—
Volatility factor	54%	81%	91%
Risk-free interest rate	3.26%	2.46%	2.22%
Expected life (years)	4.6	4.5	3.7

Purchase Plan
Dividend yield	—	—	—
Volatility factor	54%	81%	91%
Risk-free interest rate	1.8%	1.1%	1.4%
Expected life (years)	0.5	0.5	1.0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.

     During the three months ended September 30, 2004, the Company changed its method of estimating the volatility of its common stock, which it believes provides a more thorough and accurate forecast. The Company currently estimates volatility by considering the volatility of publicly traded options to purchase its common stock, its outstanding convertible debentures and historical stock volatility. Prior to the three months ended September 30, 2004, the Company estimated its future volatility solely based on historical stock volatility. Estimating volatility is one of the inputs used in the Black-Scholes model to calculate the fair value of options granted from the Company’s stock plans and Stock Purchase Plan.

     The weighted average estimated fair value of employee stock options granted during 2004, 2003, and 2002 was $11.57, $8.17, and $4.85 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during 2004, 2003, and 2002 was $4.44, $3.08 and $10.44, respectively.

     Common Stock Reserved for Future Issuance

     At December 31, 2004, Juniper Networks had reserved an aggregate of approximately 179,648,000 shares of common stock for future issuance under all its Stock Option Plans, the 1999 Employee Stock Purchase Plan and for future issuance upon conversion of convertible senior notes.

     Common Stock Repurchase Program

     During July 2004, the Company announced that its Board of Directors approved a new program to repurchase up to $250.0 million of the Company’s common stock. During 2004, the Company repurchased and retired 2.9 million shares of its common stock at an average price of $22.17 per share for an aggregate purchase price of $63.6 million. The program may be discontinued at any time.

Note 11. 401(k) Plan

     Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees are eligible to participate on their first day of employment with Juniper Networks. Under the plan, employees may contribute up to 60% of their pretax salaries per year but not more than the statutory limits. Beginning January 1, 2001 Juniper Networks began matching employee contributions. The matching formula was $0.50 on the dollar up to 6% of eligible pay (up to an annual maximum of $2,000). All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $3.1 million, $2.0 million and $2.0 million in 2004, 2003 and 2002, respectively.

Note 12. Segment Information

     An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic theater and by categories of similar products for purposes of making operating decisions and assessing financial performance. For purposes of allocating resources, the Company evaluates the performance of its geographic theaters and its product categories based only on revenues. The Company does not assess the performance of its geographic theaters or categories of networking products on other measures of income or expenses. Accordingly, the Company operates as one operating segment. Below are the Company’s net revenues by geographic theater (in millions):

	Year Ended December 31,
	2004	2003	2002
Americas	$609.1	$296.2	$300.0
Europe, Middle East and Africa	380.5	186.4	131.1
Asia Pacific	346.4	218.8	115.4

Total	$1,336.0	$701.4	$546.5

     Net revenues attributable to the United States were $561.8 million, $268.2 million and $269.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net revenues attributable to Japan were $158.7 million, $102.4 million and $56.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     As a result of the NetScreen acquisition, the Company expanded its customer base and portfolio of products, and now offers two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks products, and security products, which consist predominately of the former NetScreen products. The Company’s service revenue is generated by services delivered to both categories of products and is managed as one organization; therefore the results of the service organization are reported as one amount in the Statements of Operations. Net product revenues by categories of networking products are as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Infrastructure	$975.7	$602.5	$467.7
Security	187.2	–	–

Total net product revenues	$1,162.9	$602.5	$467.7

     Substantially all of the Company’s property and equipment as of December 31, 2004 and 2003 was attributable to its U.S. operations.

Note 13. Net Income (Loss) Per Share

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$135,746	$39,199	$(119,650)
Basic and diluted:
Weighted-average shares of common stock outstanding	493,408	382,302	351,289
Less: weighted-average shares subject to repurchase	(335)	(122)	(594)

Weighted-average shares used in computing basic net income (loss) per share	493,073	382,180	350,695
Effect of dilutive securities:
Shares subject to repurchase	335	122	–
Shares issuable upon conversion of the Subordinated Notes	19,860	10,749	–
Employee stock options	29,357	20,770	–

Weighted-average shares used in computing diluted net income (loss) per share	542,625	413,821	350,695

Basic net income (loss) per share	$0.28	$0.10	$(0.34)
Diluted net income (loss) per share	$0.25	$0.09	$(0.34)

     For 2002, Juniper Networks excluded 11,510,000 common stock equivalents consisting of outstanding stock options and shares subject to repurchase from the calculation of diluted loss per share because all such securities are antidilutive in that period due to the net loss. Employee stock options to purchase approximately 11,833,000 shares, 13,065,000 shares and 41,271,000 shares in 2004, 2003 and 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

     Shares issuable upon conversion of the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) were included in the calculation of the diluted earnings per share for the years ended December 31, 2004 and 2003 in accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 required retroactive application; therefore the diluted earnings per share for 2003 have been restated.

Note 14. Income Taxes

     Significant components of the provision for income taxes attributable to operations are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal – Current	$–	$–	$–
State – Current	1,067	998	750
Foreign – Current	16,217	7,984	3,750
Income tax benefits attributable to employee stock plan activity allocated to stockholders’ equity	65,988	10,813	–

Total provision for income taxes	$83,272	$19,795	$4,500

     Pretax income from foreign operations was $111.6 million, $21.2 million and $7.4 million for fiscal years 2004, 2003 and 2002, respectively.

     Deferred income taxes reflect the net tax effects of tax carryforward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$108,300	$56,908
Foreign tax credit carryforwards	8,108
Research and other credit carryforwards	92,324	65,795
Deferred revenue	21,510	6,938
Property and equipment basis differences	8,940	15,759
Reserves and accruals not currently deductible	114,684	94,225
Other temporary differences	3,746	1,190

Total deferred tax assets	357,612	240,815
Valuation allowance	(207,785)	(207,782)

Net deferred tax asset	149,827	33,033
Deferred tax liabilities:
Purchased intangibles	(96,855)	(18,660)
Unremitted foreign earnings	(35,787)	(10,323)
Deferred compensation and other	(8,578)	(4,050)

Total deferred tax liabilities	(141,220)	(33,033)

Net deferred tax assets	$8,607	$—

     Other long-term liabilities on the balance sheet include a deferred tax liability of $57.4 million.

     At December 31, 2004, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $207.8 million, of which approximately $169.8 million relates to the tax benefits of stock option deductions that will be credited to equity when realized. The remaining balance of $38.0 million relates to capital losses that will carry forward to offset future capital gains.

     As of December 31, 2004, the Company had federal and state net operating loss carry-forwards of approximately $299.9 million and $278.4 million, respectively. The Company also had federal and state tax credit carry-forwards of approximately $56.9 million and $54.5 million, respectively. Unused net operating loss and research and development tax credit carry-forwards will expire at various dates beginning in the years 2021 and 2022, respectively.

     The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income (loss) before taxes because of the following (in thousands):

	2004	2003	2002
Expected provision (benefit) at 35%	$76,656	$20,648	$(40,303)
State taxes, net of federal benefit	6,601	1,668	348
Foreign income at different tax rates	(2,898)	1,180	(91)
Nondeductible goodwill and in-process R&D	9,625	—	29,218
(Benefited) unbenefited operating and investment losses	—	1,705	15,299
Research and development credits	(8,441)	(6,456)	—
Other	1,729	1,050	29

Total	$83,272	$19,795	$4,500

     The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. At December 31, 2004, the Company has unrecognized deferred tax liabilities of approximately $20.1 million related to approximately $55.8 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered indefinitely invested in operations outside of the U.S., as we intend to utilize these amounts to fund future expansion of our international operations.

     The American Jobs Creation Act of 2004 (the Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during either fiscal 2004 or fiscal 2005. Juniper did not elect this provision in fiscal 2004; therefore the period during which the qualifying distributions can be made is fiscal 2005. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Act must be satisfied as well.

Note 15. Contingencies

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

     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for preliminary approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including certification of a class for settlement purposes and formal court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. The appeal has been fully briefed by the parties. The Court of Appeals has not yet scheduled arguments on the appeal.

     State Derivative Claim Based on the Federal Securities Class Action Suit

     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. After having their previous complaints dismissed with leave to amend, Plaintiffs lodged a third amended complaint in August 2004. Defendants demurred to the third amended complaint. On November 18, 2004, the Court sustained defendants’ demurrer without leave to amend and entered an order of final judgment against plaintiffs. In January 2005, plaintiffs filed a notice of appeal from this ruling. There has not yet been any briefing or argument on appeal.

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. There has been limited discovery to date.

     IRS Notices of Proposed Adjustments

     The Internal Revenue Service (IRS) has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company believes it has made adequate provisions in the accompanying consolidated financial statements for any adjustments that the IRS has proposed with respect to these tax returns.

     In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company intends to dispute this assessment with the IRS and resolve the issue at the Appeals level. The Company currently does not believe that it is probable that any final assessment will be sustained nor does it believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.

Note 16. Quarterly Results (Unaudited)

     The table below sets forth selected unaudited financial data for each quarter of the last two years (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2004
Net revenues	$224,053	$306,899	$375,014	$430,053
Gross margin	$150,034	$210,129	$261,980	$303,302
Restructuring and other	$–	$(3,835)	$(1,223)	$–
Amortization of purchased intangibles and deferred stock compensation	$4,129	$35,060	$33,025	$28,523
In-process research and development	$–	$27,500	$–	$–
Operating income (loss)	$46,870	$(4,804)	$70,918	$90,226
Gain on retirement of convertible subordinated notes	$–	$(4,107)	$–	$–
Write-down of equity investments	$–	$–	$(2,939)	$–
Net income (loss)	$33,540	$(12,554)	$48,759	$66,001
Diluted income (loss) per share	$0.08	$(0.02)	$0.08	$0.11
Year Ended December 31, 2003
Net revenues	$157,207	$165,103	$172,128	$206,955
Gross margin	$95,856	$102,673	$109,189	$136,326
Restructuring and other	$–	$–	$13,985	$–
Amortization of purchased intangibles and deferred stock compensation	$7,522	$7,803	$1,998	$5,375
Operating income	$4,408	$10,857	$7,040	$34,706
Gain (loss) on retirement of convertible subordinated notes	$–	$4,888	$9,220	$(15,193)
Gain on sale of investments	$4,352	$4,387	$–	$–
Net income	$3,683	$13,578	$7,205	$14,733
Diluted income per share	$0.01	$0.03	$0.02	$0.03

     The 2004 quarterly results reflect the impact of the acquisition of NetScreen in the second quarter and the ongoing effects of its operations for the remainder of the year. Basic and diluted net losses per share are computed independently for each of the quarters presented, therefore, the sum of the quarters may not be equal to the full year net loss per share amounts. In addition, the diluted earnings per share have been restated to include the shares issuable upon conversion of the Senior Notes in accordance with EITF 04-8.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting: Please see Management’s Annual Report on Internal Control over Financial Reporting under Item 8 on page 40 of this Form 10-K, which report is incorporated herein by reference.

(b)	For the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” please see Item 8 of this Form 10-K, which report is incorporated herein by reference.

(c)	Changes in Internal Controls: There has been no significant change in our internal controls over the financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

     None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     We have adopted a Worldwide Code of Business Conduct and Ethics that applies to our principal executive officer and all other employees. This code of ethics is posted on our Website at www.juniper.net, and may be found as follows:

1.	From our main Web page, first click on “Company” and then on “Investor Relations Center.”

2.	Next, click on “Worldwide Code of Business Conduct and Ethics.”

     We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

     Information regarding our current executive officers in Part I of this Report on Form 10-K is also incorporated by reference into this Item 10.

     The information required in this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Schedule	Page
Schedule II – Valuation and Qualifying Account	77

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See Exhibit Index on page 78 of this report.

(b) Exhibits

See Exhibit Index on page 78 of this report.

(c) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 3rd day of March 2005.

Juniper Networks, Inc.
By:	/s/ Robert R.B. Dykes

Robert R.B. Dykes
Executive Vice President, Business
Operations and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mitchell Gaynor and Robert Dykes, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the date indicated have signed this report below.

Signature	Title	Date
/s/ Scott Kriens Scott Kriens	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2005

/s/ Robert R.B. Dykes Robert R.B. Dykes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2005

/s/ Pradeep Sindhu Pradeep Sindhu	Chief Technical Officer and Vice Chairman of Board	March 3, 2005

/s/ Robert M. Calderoni Robert M. Calderoni	Director	March 3, 2005

/s/ Kenneth Goldman Kenneth Goldman	Director	March 3, 2005

William R. Hearst III	Director

/s/ Kenneth Levy Kenneth Levy	Director	March 3, 2005

/s/ Frank Marshall Frank Marshall	Director	March 3, 2005

/s/ Stratton Sclavos Stratton Sclavos	Director	March 3, 2005

/s/ William R. Stensrud William R. Stensrud	Director	March 3, 2005

Juniper Networks, Inc.

Schedule II – Valuation and Qualifying Account
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

			Charged to
	Balance at	Amount acquired	(reversed from)	Recoveries
	beginning of	through	costs and	(Deductions),	Balance at
	year	acquisitions	expenses	net	end of year
Year ended December 31, 2004 Allowance for doubtful accounts	$9,206	$3,691	$(2,250)	$(463)	$10,184
Sales returns reserve	$14,818	$11,929	$4,861	$(14,291)	$17,317
Year ended December 31, 2003 Allowance for doubtful accounts	$8,328	$–	$700	$178	$9,206
Sales returns reserve	$16,892	$–	$6,074	$(8,148)	$14,818
Year ended December 31, 2002 Allowance for doubtful accounts	$8,991	$–	$7,757	$(8,420)	$8,328
Sales returns reserve	$14,950	$3,264	$6,294	$(7,616)	$16,892

Exhibit Index

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation fiscal year ended December 31, 2000)	10-K	3.1	000-26339	3/27/2001
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	10-Q	3.2	000-26339	11/14/2003
4.1	Form of Indenture by and between the Registrant and Norwest Bank Minnesota, N.A.	S-1	4.3	333-96171	2/23/2000
4.2	Form of Note (included in 4.1)	S-1	4.3	333-96171	2/23/2000
4.3	Indenture, dated as of June 2, 2003, between the Company and Wells Fargo Bank Minnesota National Association	S-3	4.1	333-106889	7/11/2003
4.4	Form of Note (included in Exhibit 4.3)	S-3	4.1	333-106889	7/11/2003
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	S-8	10.2	333-57860	3/29/2001
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Juniper Networks 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit to the Registrant’s registration statement on Form No. ++	S-8	10.1	333-92088	7/9/2002
10.5	Juniper Networks 2000 Nonstatutory Stock Option Plan ++	S-8	10.1	333-92086	7/9/2002
10.6	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan*++
10.7	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan ++	S-8	10.1	333-92090	7/9/2002
10.8	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.9	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.10	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.11	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.12	Severance Agreement between Scott Kriens and the Registrant dated October 1, 1996 ++	S-1	10.6	333-76681	4/23/1999
10.13	Change of Control Agreement between Marcel Gani and the Registrant dated February 18, 1997++	S-1	10.7	333-76681	4/23/1999
10.14	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.15	Amendment One dated January 5, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.1	333-76681	4/23/1999
10.16	Amendment Two dated March 2, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.2	333-76681	4/23/1999
10.17	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.18	Lease between Mathilda Associates LLC and the Registrant dated February 28, 2000	10-K	10.9	000-26339	3/27/2001
10.19	Lease between Mathilda Associates II LLC and the Registrant dated February 28, 2000	10-Q	10.15	000-26339	11/2/2004
10.20	Krishna “Kittu” Kolluri Employment Agreement++	10-Q	10.14	000-26339	8/5/2004
10.21	Carol Mills Employment Agreement*++
10.22	Robert R.B. Dykes Employment Agreement++	8-K	99.1	000-26339	12/14/2004
10.23	Amended and Restated Aircraft Reimbursement Policy++
10.24	Summary of 2005 Executive Officer Bonus Plan++	8-K	10.1	000-26339	2/8/2005
21.1	Subsidiaries of the Company*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney (see page 76)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

+	Filed by NetScreen Technologies, Inc.

++	Indicates management contract or compensatory plan, contract or arrangement.