Form 10-Q
period 2005-03-31
JUNIPER NETWORKS INC
filed 2005-04-28
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     There were approximately 544,960,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of April 15, 2005.

PART I – FINANCIAL INFORMATION

     Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents(B)	$819,548	$713,182
Short-term investments(B)	435,301	404,659
Accounts receivable, net	184,789	187,306
Prepaid expenses and other current assets	114,962	108,586

Total current assets	1,554,600	1,413,733
Property and equipment, net	286,438	275,612
Long-term investments(B)	603,655	595,234
Restricted cash	31,299	31,226
Goodwill	4,433,530	4,427,930
Purchased intangible assets, net and other long-term assets	251,668	255,979

Total assets	$7,161,190	$6,999,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,723	$113,890
Other accrued liabilities	211,201	229,197
Deferred revenue	197,860	159,750

Total current liabilities	515,784	502,837
Deferred revenue, net of current portion	31,339	22,700
Convertible senior notes and other long-term liabilities	479,111	481,440

Commitments and contingencies

Stockholders’ equity:
Common stock and additional paid-in capital	5,948,635	5,888,220
Deferred stock compensation	(21,084)	(32,394)
Accumulated other comprehensive loss	(5,657)	(716)
Retained earnings	213,062	137,627

Total stockholders’ equity	6,134,956	5,992,737

Total liabilities and stockholders’ equity	$7,161,190	$6,999,714

(A) The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

(B) Total cash and available-for-sale investments were $1,859 million and $1,713 million as of March 31, 2005 and December 31, 2004, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Net revenues:
Product	$392,280	$194,184
Service	56,832	29,869

Total net revenues	449,112	224,053
Cost of revenues:
Product	112,480	56,565
Service	30,715	17,454

Total cost of revenues	143,195	74,019

Gross profit	305,917	150,034
Operating expenses:
Research and development	76,128	46,630
Sales and marketing	91,428	43,540
General and administrative	15,467	8,865
Amortization of purchased intangible assets and deferred stock compensation (1)	21,964	4,129

Total operating expenses	204,987	103,164

Operating income	100,930	46,870
Interest and other income	10,661	4,986
Interest expense	(363)	(2,500)

Income before income taxes	111,228	49,356
Provision for income taxes	35,793	15,816

Net income	$75,435	$33,540

Net income per share:
Basic	$0.14	$0.09

Diluted	$0.13	$0.08

Shares used in computing net income per share:
Basic	542,651	394,496

Diluted	587,659	441,719

(1) Amortization of deferred stock compensation relates to the following cost and expense categories by period:
Cost of revenues	$459	$12
Research and development	2,007	388
Sales and marketing	683	60
General and administrative	274	13

Total	$3,423	$473

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Operating Activities:
Net income	$75,435	$33,540
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11,735	8,603
Amortization of purchased intangibles, deferred stock compensation and debt issuance costs	22,327	4,599
Tax benefit of employee stock option plans	28,910	–
Changes in operating assets and liabilities:
Accounts receivable, net	2,517	(9,478)
Prepaid expenses, other current assets and other long-term assets	(19,601)	5,915
Accounts payable	(7,167)	3,992
Other accrued liabilities	(26,516)	586
Deferred revenue	46,749	25,008

Net cash provided by operating activities	134,389	72,765
Investing Activities:
Purchases of property and equipment, net	(22,549)	(7,612)
Purchases of available-for-sale investments	(235,235)	(120,615)
Maturities and sales of available-for-sale investments	191,422	78,355
(Increase) decrease in restricted cash	(73)	2
Minority equity investments	(968)	(1,090)

Net cash used in investing activities	(67,403)	(50,960)
Financing Activities:
Proceeds from issuance of common stock	39,380	41,083

Net cash provided by financing activities	39,380	41,083

Net increase in cash and cash equivalents	106,366	62,888
Cash and cash equivalents at beginning of period	713,182	365,606

Cash and cash equivalents at end of period	$819,548	$428,494

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Description of Business

     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today Juniper Networks enables secure and assured communications over a single IP network. The Company’s purpose-built, high performance IP platforms enable customers to support many different services and applications at scale. Service providers, enterprises, governments and research and education institutions worldwide rely on Juniper Networks to deliver products for building networks that are tailored to the specific needs of their users, services and applications. Juniper Networks’ portfolio of proven networking and security solutions supports the complex scale, security and performance requirements of the world’s most demanding networks. The Company sells and markets its products through its direct sales organization, value-added resellers and distributors.

     In April 2004, the Company completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”) in order to expand its customer base and portfolio of products. As a result of the NetScreen acquisition, the Company now offers two categories of networking products: infrastructure products and security products. NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company has included in its results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Note 2. Summary of Significant Accounting Policies

     Interim Financial Statements

     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

     Stock-Based Compensation

     The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan. Pro forma information, net of the tax effect, follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$75.4	$33.5
Add: amortization of deferred stock compensation included in reported net income, net of tax	2.1	0.3
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(25.3)	(15.5)

Pro forma net income	$52.2	$18.3

Basic net income per share:
As reported	$0.14	$0.09
Pro forma	$0.10	$0.05
Diluted net income per share:
As reported	$0.13	$0.08
Pro forma	$0.09	$0.04

     Guarantees

     The Company recognizes the fair value of guarantee and indemnification arrangements issued or modified after December 31, 2002 if these arrangements are within the scope of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other examples of the Company’s guarantees or indemnification arrangements include guarantees of product performance and standby letters of credits for certain lease facilities. The Company has not recorded a liability related to these indemnification and guarantee provisions and its guarantees and indemnification arrangements have not had any significant impact on the Company’s financial position, results of operations or cash flows.

     Derivatives

     It is the Company’s policy to use derivatives to partially offset its market exposure to fluctuations in foreign currencies. The Company does not enter into derivatives for speculative or trading purposes.

     The Company uses foreign currency forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities. These derivatives are carried at fair value with changes recorded in other income/(expense). Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

     The Company uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2005 and 2004, in other income/(expense) on its consolidated statements of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statements of operations at that time. For the three months ended March 31, 2005 and 2004, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

     Recent Accounting Pronouncements

     In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006. The Company will adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

     In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

     The Emerging Issues Task Force issued EITF Issue No. 04-8 (“EITF 04-8”), The Effect of Contingently Convertible Debt on Diluted Earnings per Share, during September 2004. EITF 04-8 states that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted EPS, regardless of whether the market price trigger has been met. The EITF 04-8 consensus must be applied retroactively based on the terms in effect and amounts outstanding on the last day of the fiscal period in which the consensus becomes effective. EITF 04-8 was effective for the Company beginning in the fourth quarter of 2004 and was applied to the Company’s Senior Notes that were issued in June 2003. The application of EITF 04-8 did not have a significant effect on diluted earnings per share for the three-month period ended March 31, 2004.

Note 3. Equity Investments

     As of March 31, 2005 and December 31, 2004, the carrying values of the Company’s minority equity investments in privately held companies were $4.8 million and $3.8 million, respectively. During the three months ended March 31, 2005, the Company made additional investments of $1.0 million in privately held companies.

Note 4. Goodwill and Purchased Intangible Assets

     The following table presents details of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
As of March 31, 2005	Gross	Amortization	Net
Technology	$286.6	$(98.7)	$187.9
Other	64.1	(16.7)	47.4

Total	$350.7	$(115.4)	$235.3
As of December 31, 2004
Technology	$286.6	$(82.4)	$204.2
Other	52.1	(14.4)	37.7

Total	$338.7	$(96.8)	$241.9

     The Company purchased a portfolio of patents during the three months ended March 31, 2005 for $12.0 million. These patents will be amortized over their useful lives, which average 12.1 years.

     Amortization expense of purchased intangible assets of $18.5 million and $3.7 million were included in operating expenses for the three months ended March 31, 2005 and 2004, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year ending December 31,	Amount
2005 (remaining nine months)	$55.7
2006	73.7
2007	68.2
2008	23.4
2009	3.5
Thereafter	10.8

Total	$235.3

     The Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment analysis during November 2004 and determined that there was no impairment of goodwill at that time. There were no impairment indicators during the three months ended March 31, 2005. The changes in the carrying amount of goodwill during 2005 are as follows (in millions):

Balance as of December 31, 2004	$4,427.9
Goodwill acquired during the period	–
Net additions to existing goodwill.	5.6

Balance as of March 31, 2005	$4,433.5

     The net additions to existing goodwill during the three months ended March 31, 2005 was primarily due to the recognition of a preacquisition contingency of $6.0 million related to an earn-out payable to the shareholders of Neoteris, Inc., a company acquired by NetScreen during November 2003, in the event certain financial milestones were achieved. Based on the financial milestones that were achieved, we expect to pay $18.0 million during the three months ended June 30, 2005. The $6.0 million was partially offset by tax adjustments related to the period of October 1, 2003 to April 15, 2004, before the NetScreen acquisition was completed.

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

Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the Company’s warranty reserve during the three months ended March 31, 2005 and 2004 were as follows (in millions):

	As of March 31,
	2005	2004
Beginning balance	$38.9	$35.3
Provisions made during the three months	5.3	8.8
Changes in estimates	(0.3)	(0.9)
Actual costs incurred during the three months	(5.7)	(5.8)

Ending balance	$38.2	$37.4

     Certain reclassifications have been made to the prior year amounts in order to conform to the current year’s presentation. Specifically, the Company has disclosed changes in estimates, which had an impact on provisions made and actual costs incurred.

Note 6. Restructuring Charges

     The Company has implemented several restructuring plans over the last four years as a result of the economic slowdown, which began in 2001, including restructuring in connection with the discontinuation of CMTS products in September 2003, and the acquisitions of Unisphere Networks in July 2002 and NetScreen in April 2004.

     In connection with the acquisition of NetScreen, the remaining restructuring charge as of March 31, 2005 consists primarily of facility charges of $11.6 million that will be paid through the end of the lease terms, which extend through 2008. Of the $11.6 million, $7.6 million is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet.

     During the three months ended September 30, 2003, the Company announced that it would no longer develop its G-series CMTS products and recorded a one-time charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities and terminating contracts and other related costs. As of March 31, 2005, $2.1 million remained to be paid primarily related to facility charges that will be paid through the end of the lease terms, which extend through 2008.

     In connection with the acquisition of Unisphere Networks, the Company initiated plans to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. As of March 31, 2005, $2.3 million remained to be paid primarily related to facility charges that will be paid through the end of the lease terms, which extend through 2014.

     The activity in the accrued restructuring balances related to all the plans mentioned above was as follows during the three months ended March 31, 2005 (in millions):

	Balance		Balance
	as of		as of
	December		March 31,
	31, 2004	Cash Paid	2005
Facilities	$16.5	$1.4	$15.1
Contractual commitments and other charges	1.2	0.2	1.0

Total	$17.7	$1.6	$16.1

Note 7. Other Comprehensive Income

     Other comprehensive income is as follows (in millions):

	Three Months Ended
	March 31,
	2005	2004
Net income	$75.4	$33.5
Reclassification of net (gains) losses on investments realized and included in net income	0.2	–
Change in net unrealized gains (losses) on investments	(4.8)	0.8
Change in foreign currency translation adjustment	(0.2)	0.2

Total comprehensive income	$70.6	$34.5

Note 8. Net Income per Share

     The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income	$75.4	$33.5

Denominator:
Weighted-average shares of common stock outstanding	542.8	394.5
Weighted-average shares subject to repurchase	(0.1)	–

Denominator for basic net income per share	542.7	394.5
Common stock equivalents	45.0	47.2

Denominator for diluted net income per share	587.7	441.7

Consolidated net income applicable to common stockholders per share:
Basic	$0.14	$0.09

Diluted	$0.13	$0.08

     Employee stock options to purchase approximately 26,855,000 shares and 9,114,000 shares in the three months ended March 31, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

     Shares issuable upon conversion of the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) were included in the calculation of the diluted earnings per share for the three months ended March 31, 2005 and 2004 in accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 required retroactive application; therefore the diluted earnings per share for the three months ended March 31, 2004 have been restated.

Note 9. Operating Segments

     An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

     During the three months ended March 31, 2005, the Company’s CODM and senior management (together “management”) began to allocate resources and assess performance based on financial information by categories of networking products and by service; therefore the Company now has three operating segments: Infrastructure, Security and Service. The Infrastructure segment includes products from the E-, M- and T-series product families. The Security segment includes products from the firewall and virtual private network (“VPN”) systems and appliances, secure access secure sockets layer VPN appliances, intrusion detection and prevention appliances, and the J-series product family. The Service segment is managed as one organization and delivers services to customers of the Infrastructure and Security segments.

     Prior to the three months ended March 31, 2005, management evaluated the Company’s performance by theater and by categories of networking products based only on revenues. Management did not assess the performance of its theaters or categories of networking products on other measures of income or expenses; therefore, the Company only had one operating segment.

     The change in operating segments was due to a shift in management structure and responsibilities to measure the business based on product and service profitability. Direct costs, such as standard costs and research and development and product marketing expenses, are allocated directly to each operating segment. Indirect costs, such as sales and general and administrative expenses are allocated to each operating segment based on revenue. Prior period information has been included for comparative purposes. Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three months ended
	March 31,
	2005	2004
Net Revenues:
Infrastructure	$304.1	$194.2
Security	88.2	–
Service	56.8	29.9

Total net revenues	$449.1	$224.1

Operating income:
Infrastructure	$84.5	$41.2
Security	3.1	–
Service	13.3	5.7

Total operating income	$100.9	$46.9

Depreciation and amortization of purchased intangible assets and deferred stock compensation included in operating income:
Infrastructure	$11.4	$11.6
Security	20.8	–
Service	1.5	1.1

Total depreciation and amortization	$33.7	$12.7

     The Company attributes sales to geographic theater based on the customer’s ship-to location. The following table shows net revenue by geographic theater (in millions):

	Three months ended
	March 31,
	2005	2004
Americas:
United States	$191.0	$83.9
Other	3.0	12.6

Total Americas	194.0	96.5
Europe, Middle East and Africa	115.3	63.3

Asia Pacific:
Japan	52.6	35.4
Other	87.2	28.9

Total Asia Pacific	139.8	64.3

Total	$449.1	$224.1

     Two customers individually accounted for 13% and 12% of the Company’s net revenues for the three months ended March 31, 2005. The revenue attributed to each significant customer was derived from the sale of products and services in all three operating segments. Two customers individually accounted for 16% and 10% of the Company’s net revenues for the three months ended March 31, 2004. The revenue attributed to each significant customer was derived from the Infrastructure and Service operating segments since the Security operating segment primarily includes products added through the NetScreen acquisition.

     The Company tracks assets by physical location. Substantially all of the Company’s assets, including property and equipment, as of March 31, 2005 and 2004 were attributable to its U.S. operations.

Note 10. Income Taxes

     The Company recorded tax provisions of $35.8 million and $15.8 million for the three months ended March 31, 2005 and 2004, respectively. The Company’s effective tax rate was 32% for each period. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $28.9 million for the three months ended March 31, 2005 and were reflected as an increase to additional paid-in capital.

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

     In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company responded to this NOPA during February 2005, and intends to dispute this assessment with the IRS and resolve the issue at the Appeals level. The Company currently does not believe that it is probable that any final assessment will be sustained nor does it believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.

Note 11. Contingencies

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

     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. The appeal has been fully briefed by the parties. The Court of Appeals has not yet scheduled oral argument on the appeal.

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

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. In July 2004, the plaintiff amended its complaint to add two additional patents. The Company believes that it has meritorious defenses to the claims and intends to defend the suit vigorously.

Note 12. Pending Acquisitions

     Kagoor Networks Acquisition

     In March 2005, Juniper Networks announced it had signed a definitive agreement to acquire Kagoor Networks, Inc. in a transaction valued at $67.5 million of cash, plus options and certain other incentives and equity compensation. The acquisition is expected to close in the second quarter of 2005 subject to certain customary closing conditions.

     Redline Networks Acquisition

     In April 2005, Juniper Networks announced it had signed a definitive agreement to acquire Redline Networks, Inc. in a transaction valued at approximately $132 million of cash, plus options and certain other incentives and equity compensation. The acquisition is expected to close in the second quarter of 2005 subject to certain customary closing conditions.

     Peribit Networks Acquisition

     In April 2005, Juniper Networks announced it had signed a definitive agreement to acquire Peribit Networks, Inc. in a transaction valued at approximately $337 million of stock and cash, plus options and certain other incentives and equity compensation. The acquisition is expected to close in the third quarter of 2005 subject to certain customary closing conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Factors That May Affect Future Results” and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

     The following discussion is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to sales returns, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Overview of the Results of Operations

     To aid in understanding our operating results for the three months ended March 31, 2005 and 2004, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.

     Significant Events

     In April 2004, we completed our acquisition of NetScreen Technologies, Inc. (“NetScreen”) in order to expand our customer base and portfolio of products. As a result of the NetScreen acquisition, we now offer two categories of networking products: infrastructure products and security products. NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. We have included in our results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     Nature of Expenses

     NetScreen had a significant distribution channel in place at the time of the acquisition, and we are using that channel to target new customers and increase sales. We plan to increase the volume of sales that go through our distribution channel during 2005 compared to prior years. This shift to selling more products through a distribution channel may negatively impact gross margins.

     During the three months ended March 31, 2005, the Company’s chief operating decision maker and senior management (together “management”) began to allocate resources and assess performance based on financial information by categories of networking products and by services; therefore we now have three operating segments: Infrastructure, Security and Service. The Infrastructure segment includes products from the E-, M- and T-series product families. The Security segment includes products from the firewall and virtual private network (“VPN”) systems and appliances, secure access secure sockets layer VPN appliances, intrusion detection and prevention appliances, and the J-series product family. The Service segment is managed as one organization and delivers services to customers of the Infrastructure and Security segments. The change in operating segments was due to a shift in management structure and responsibilities to measure the business on product and service profitability. Direct costs, such as standard costs and research and development and product marketing expenses, are allocated directly to each operating segment. Indirect costs, such as sales and general and administrative expenses are allocated to each operating segment based on revenue.

     Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers; accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for the standard product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our primary independent contract manufacturers have facilities primarily in Neenah, Wisconsin; Toronto, Canada and Kulim, Malaysia. Generally, our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility.

     The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges. Carrying and obsolete charges have decreased each of the past two years as the global economy and our product revenue improved.

     Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, commissions, bonuses, vacation, benefits and travel. We increased our headcount from approximately 1,600 employees as of March 31, 2004 to approximately 3,100 employees as of March 31, 2005. The majority of this increase in headcount was a result of the NetScreen acquisition.

     Facility and information technology departmental costs are allocated to other departments based on headcount. These departmental costs have increased each of the last two years due to increases in headcount and facility leases resulting from acquisitions and additional infrastructure systems to support the company’s growth.

     Research and development expenses include:

•	the costs of developing our products,

•	outside services, such as certifications of new products,

•	equipment used for testing

•	and patent related costs.

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

     Sales and marketing expenses include costs for promoting our products and services, demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We plan to further develop our distribution channel and increase our sales and marketing costs in an effort to expand and grow our presence in new markets, serving both private and public networks with a full portfolio of networking and security products.

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

     Management believes there have been no significant changes during the three months ended March 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Results of Operations

     Net Revenues

     The following table shows product and service net revenues for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,
		% of Net		% of Net
	2005	Revenues	2004	Revenues
Net revenues:
Product	$392.3	87%	$194.2	87%
Service	56.8	13%	29.9	13%

Total net revenues	$449.1	100%	$224.1	100%

     Net product revenues increased $198.1 million in the three months ended March 31, 2005 compared to the same period in 2004 primarily as a result of the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network, and the addition of the security networking products through the NetScreen acquisition. An analysis of the change in revenue by Infrastructure and Security segments and the change in units, can be found below in the section titled “Segment Information.”

     Net service revenues increased $27.0 million in the three months ended March 31, 2005 compared to the same period in 2004 primarily due to the growth in product shipments and number of customers as a result of the NetScreen acquisition. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts and are typically for one-year renewable periods for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts, we also provide professional and educational services.

     Siemens and Ericsson each accounted for greater than 10% of our net revenues during the three months ended March 31, 2005 and 2004.

     The following table shows the percent of total net revenues by geographic theater:

	Three Months Ended
	March 31,
	2005	2004
Americas	43%	43%
Europe, Middle East and Africa	26%	28%
Asia Pacific	31%	29%

     Net revenues attributable to the United States were $191.0 million and $83.9 million for the three months ended March 31, 2005 and 2004, respectively. We continue to experience a relatively even distribution of revenue among our three theaters, and we expect this trend to continue.

     Cost of Revenues

     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,
	2005	GM %	2004	GM %
Cost of revenues:
Product	$112.5	71%	$56.6	71%
Service	30.7	46%	17.4	42%

Total cost of revenues	$143.2	68%	$74.0	67%

     Cost of product revenues increased $55.9 million in the three months ended March 31, 2005 compared to the same period in 2004, while the product gross margin remained steady at 71%. The increase in absolute dollars was primarily due to standard costs related to the increase in revenue.

     As we have expanded our market share and entered more markets, we have begun to experience increased competition. Price competition is intense; however, our revenues increased in absolute dollars and our product gross margins have remained steady compared to the year-ago period. In addition, the higher margins from the Security products were offset by the stronger quarter in the Asia Pacific theater, compared to the year-ago period, and pricing is more sensitive in this theater, which has a negative impact on margins. We expect to see continued price competition and pressure on our product gross margins in the future.

     Cost of service revenues increased $13.3 million in the three months ended March 31, 2005 compared to the same period in 2004, and the service gross margins increased four percentage points. In absolute dollars, employee related expenses increased $6.1 million due to higher headcount and outside services increased $5.2 million.

     Operating Expenses

     We have included in our results of operations the results of NetScreen beginning on April 16, 2004; therefore operating expenses are significantly greater during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The following table shows operating expenses for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,
		% of Net		% of Net
	2005	Revenues	2004	Revenues
Research and development	$76.1	17%	$46.6	21%
Sales and marketing	$91.4	20%	$43.5	19%
General and administrative	$15.5	3%	$8.9	4%

Amortization of purchased intangible assets	$18.5	4%	$3.6	2%
Amortization of deferred stock compensation	3.4	1%	0.5	<1%

Amortization of purchased intangible assets and deferred stock compensation	$21.9	5%	$4.1	2%

     Research and development expenses increased $29.5 million from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to a $20.4 million increase in personnel related expenses and a $5.0 million increase in outside services and equipment related to the development and testing of products. Personnel related expenses increased due to additional hires in the engineering organization to support product innovation.

     Sales and marketing expenses increased $47.9 million from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to a $35.7 million increase in personnel related expenses, a $6.1 million increase in allocated facility and IT costs to support the growth in these departments and a $3.0 million increase in marketing related activities. Personnel related expenses increased primarily due to additional hires to support our additional products and the expansion of our distribution channels and geographic presence. Marketing related activities increased primarily as a result of developing our channel and marketing the products purchased through the NetScreen acquisition.

     General and administrative expenses increased $6.6 million from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to a $3.1 million increase in personnel related expenses and a $2.6 million increase in professional services. Personnel related expenses increased due to additional hires. Professional services increased as a result of higher corporate governance costs.

     Amortization of purchased intangible assets and deferred stock compensation increased $17.9 million from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to the NetScreen acquisition. The amortization of deferred stock compensation is adjusted quarterly based on employee terminations.

     Other Income and Expenses

     The following table shows other income and expenses for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended
	March 31,
	2005	2004
Interest and other income	$10.7	$5.0
Interest expenses	$(0.4)	$(2.5)

     Interest and other income increased $5.7 million as a result of higher cash, cash equivalents and investment balances quarter over quarter and an increase in interest rates.

     Interest and other expenses decreased $2.1 million as a result of the retirement of the subordinated notes during 2004.

     Provision for Income Taxes

     We recorded tax provisions of $35.8 million and $15.8 million for the three months ended March 31, 2005 and 2004, and our effective tax rates were 32% for both periods .

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

     In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company responded to this NOPA during February 2005, and intends to dispute this assessment with the IRS and resolve the issue at the Appeals level. The Company currently does not believe that it is probable that any final assessment will be sustained nor does it believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.

     Segment Information

     A description of the products and services for each segment can be found in Note 9 to the Condensed Consolidated Financial Statements. We began to track financial information by our three operating segments during the three months ended March 31, 2005 as our management structure and responsibilities began to measure the business based on product and service profitability. We have included segment financial data for the three months ended March 31, 2004 for comparative purposes.

     Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three months ended
	March 31,
	2005	2004
Net Revenues:
Infrastructure	$304.1	$194.2
Security	88.2	–
Service	56.8	29.9

Total net revenues	$449.1	$224.1

Operating income:
Infrastructure	$84.5	$41.2
Security	3.1	–
Service	13.3	5.7

Total operating income	$100.9	$46.9

Depreciation and amortization of purchased intangible assets and deferred stock compensation included in operating income:
Infrastructure	$11.4	$11.6
Security	20.8	–
Service	1.5	1.1

Total depreciation and amortization	$33.7	$12.7

     Infrastructure Operating Segment

     Infrastructure net revenues increased $109.9 million due to the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network. The following table shows infrastructure revenue units and ports shipped for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Infrastructure chassis revenue units	2,418	1,318
Infrastructure ports shipped	37,524	23,288

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

     The infrastructure operating income increased $43.3 million due to increases in sales, offset by higher personnel related costs to support product innovation, the expansion of our distribution channel, the marketing of our products and a greater mix of revenue attributable to the Asia Pacific theater.

     Security Operating Segment

     The Security operating segment primarily consists of products acquired through the NetScreen acquisition and the costs related to those products; therefore there was no revenue or operating income during the three months ended March 31, 2004. Net revenues attributable to the security unit during the three months ended March 31, 2005 were based on approximately 38,000 units. The higher depreciation and amortization expense attributable to the Security segment is primarily due to the purchased intangible assets and deferred stock compensation that resulted from the NetScreen acquisition.

     Service Operating Segment

     A discussion on the change in service revenue can be found above under the Net Revenues section. Service operating income increased as a result of the revenue growth experienced in the Infrastructure segment and the new Security revenue, partially offset by increases in operating costs, primarily due to personnel related costs.

     Liquidity and Capital Resources

     Overview

     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	March 31,	December 31,
	2005	2004
Cash and cash equivalents	$819.5	$713.2
Short-term investments	435.3	404.7
Long-term investments	603.7	595.2

Total cash and available-for-sale investments	$1,858.5	$1,713.1
Restricted cash	$31.3	$31.2
Working capital	$1,038.8	$910.9

     Working capital increased primarily due to cash provided by operations and the issuance of common stock through employee stock option exercises and stock purchase plans. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.

     Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term and long-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next 12 months. In addition, there are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

     Cash Requirements and Contractual Obligations

     Our principal commitments consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”) and definitive agreements to acquire Kagoor Networks, Redline Networks and Peribit Networks. The contractual obligations under operating leases are primarily for our facilities, which extend through May 2014.

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

     In March 2005, we announced that we had signed a definitive agreement to acquire Kagoor Networks in a transaction valued at $67.5 million in cash, plus options and certain other incentives and equity compensation. The acquisition is expected to close in the second quarter of 2005 subject to certain customary closing conditions.

     In April 2005, we announced that we had signed a definitive agreement to acquire Redline Networks in a transaction valued at approximately $132 million of cash, plus options and certain other incentives and equity compensation. The acquisition is expected to close in the second quarter of 2005 subject to certain customary closing conditions.

     In April 2005, we announced that we had signed a definitive agreement to acquire Peribit Networks in a transaction valued at approximately $337 million of stock and cash, plus options and certain other incentives and equity compensation. The acquisition is expected to close in the third quarter of 2005 subject to certain customary closing conditions.

     We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $148.9 million as of March 31, 2005, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers. We do not incur a liability for products built by the contract manufacturer until it fulfills our customer’s order and the order ships. However, if the components go unused, we may be assessed carrying charges or obsolete charges. As of March 31, 2005, we had accrued $19.0 million based on our estimate of such charges.

     Operating Activities

     Net cash provided by operating activities was $134.4 million and $72.8 million for the three months ended March 31, 2005 and 2004, respectively. The cash provided by operating activities for each period was due to our net income adjusted by:

•	recurring non-cash charges of $63.0 million and $13.2 million for the three months ended March 31, 2005 and 2004, respectively, for the tax benefit of employee stock option plans, depreciation expense and amortization expenses of purchased intangible assets, deferred stock compensation and debt issuance costs; and

•	fluctuations during the normal course of business of $(4.0) million and $26.0 million for 2005 and 2004, respectively, in accounts receivable, prepaid and other current assets, other long-term assets, accounts payables, other accrued liabilities and deferred revenue.

     Investing Activities

     Net cash used in investing activities was $67.4 million and $51.0 million for the three months ended March 31, 2005 and 2004, respectively. Recurring investing activities included capital expenditures of $22.5 million and $7.6 million, respectively. We have also made investments in securities classified as available-for-sale and sold investments to fund ongoing operations and the retirement of the Subordinated Notes during the first half of 2004. We also made minority equity investments in privately held companies of $1.0 million and $1.1 million during the three months ended March 31, 2005 and 2004, respectively.

     Financing Activities

     Net cash provided by financing activities was $39.4 million and $41.1 million for the three months ended March 31, 2005 and 2004, respectively. The cash provided during both periods was through the issuance of common stock related to employee option exercises and stock purchase plans.

     Recent Accounting Pronouncements

     In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for us beginning on January 1, 2006. We will adopt the provisions of SFAS 123(R) using a modified prospective application. Under modified prospective application, SFAS 123(R), which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (see Note 2 in the Notes to Consolidated Financial Statements). We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

     In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

     The Emerging Issues Task Force issued EITF Issue No. 04-8 (“EITF 04-8”), The Effect of Contingently Convertible Debt on Diluted Earnings per Share, during September 2004. EITF 04-8 states that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted EPS, regardless of whether the market price trigger has been met. The EITF 04-8 consensus must be applied retroactively based on the terms in effect and amounts outstanding on the last day of the fiscal period in which the consensus becomes effective. EITF 04-8 was effective for Juniper beginning in the fourth quarter of 2004 and was applied to our Senior Notes that were issued in June 2003. The application of EITF 04-8 did not have a significant effect on diluted earnings per share for the three-month period ended March 31, 2004.

     Factors That May Affect Future Results

     Investments in equity securities of publicly traded companies involve significant risks. The market price of our stock reflects a higher multiple of expected future earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of our actual financial results, acquisitions, industry changes or other factors, could trigger significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including but not limited to the following factors, that could affect our stock price.

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

     A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens and Ericsson have each accounted for greater than 10% of our net revenues during the three months ended March 31, 2005 and 2004. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the recently announced planned acquisitions of AT&T and MCI). This consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences.

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

     In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

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

     We have made, and may continue to make, acquisitions in order to enhance our business. We recently announced plans to acquire Kagoor Networks, Inc., Redline Networks, Inc. and Peribit Networks, Inc. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. For example, although we completed the acquisition of NetScreen in April 2004, integration of the products, operations, and personnel is a continuing activity and will be for the foreseeable future. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition.

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

     We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives no later than the beginning of the first fiscal year beginning after June 15, 2005. By causing us to incur significantly increased compensation costs, such accounting changes will reduce our reported earnings and will require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

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

     Our ability to process orders and ship product is dependent in part on our business systems and upon interfaces with the systems of third parties such as our suppliers or other partners. If our systems, the systems of those third parties or the interfaces between them fail, our business processes could be impacted and our financial results could be harmed.

     Some of our business processes depend upon our information technology systems and on interfaces with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed.

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

     Our reported financial results could suffer if there is an impairment of goodwill or other intangible assets with indefinite lives.

     We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with the NetScreen acquisition and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels. We cannot accurately predict the amount and timing of any impairment of assets.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to incur significant expenses and management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

     The following table presents hypothetical changes in fair value of the financial instruments held at March 31, 2005 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest			Fair Value	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			as of March	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	31, 2005	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$261.4	$260.0	$258.6	$257.2	$255.8	$254.4	$253.0
Corporate bonds and notes	564.8	561.3	557.9	554.5	551.0	547.6	544.1
Asset backed securities and other	376.1	375.6	375.1	374.7	374.2	373.7	373.2

Total	$1,202.3	$1,196.9	$1,191.6	$1,186.4	$1,181.0	$1,175.7	$1,170.3

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

     We use foreign currency forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities. These derivatives are carried at fair value with changes recorded in other income/(expense). Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

     We use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2005 and 2004, in other income/(expense) on its consolidated statements of operations.

     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statements of operations at that time. For the three months ended March 31, 2005 and 2004, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.

Item 4. Controls and Procedures

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

     Changes in Internal Controls

     There has been no significant change in our internal controls over the financial reporting that occurred during the first quarter of Fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     Federal Securities Class Action Suit

     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. The appeal has been fully briefed by the parties. The Court of Appeals has not yet scheduled oral argument on the appeal.

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

     Toshiba Patent Infringement Litigation

     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. In July 2004, the plaintiff amended its complaint to add two additional patents. The Company believes that it has meritorious defenses to the claims and intends to defend the suit vigorously.

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

Juniper Networks, Inc.
April 28, 2005

By:	/s/ Robert R.B. Dykes

Robert R.B. Dykes
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