Form 10-Q/A
period 2005-03-31
JUNIPER NETWORKS INC
filed 2005-04-29
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

     This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005. This Form 10-Q/A is filed with the Securities and Exchange Commission (the “Commission”) for the purpose of providing corrected exhibits 31.1 and 31.2. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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
April 29, 2005

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