Form 10-Q
period 2005-06-30
JUNIPER NETWORKS INC
filed 2005-08-02
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     There were approximately 560,769,944 shares of the Company’s Common Stock, par value $0.00001, outstanding as of July 15, 2005.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents (B)	$857,061	$713,182
Short-term investments (B)	445,465	404,659
Accounts receivable, net	205,366	187,306
Prepaid expenses and other current assets	106,540	108,586

Total current assets	1,614,432	1,413,733
Property and equipment, net	291,705	275,612
Long-term investments (B)	580,124	595,234
Restricted cash	38,390	31,226
Goodwill	4,576,088	4,427,930
Purchased intangible assets, net and other long-term assets	283,077	255,979

Total assets	$7,383,816	$6,999,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,145	$113,890
Other accrued liabilities	218,124	229,197
Deferred revenue	219,797	159,750

Total current liabilities	554,066	502,837
Deferred revenue, net of current portion	30,476	22,700
Convertible senior notes and other long-term liabilities	476,388	481,440

Commitments and contingencies

Stockholders’ equity:
Common stock and additional paid-in capital	6,045,410	5,888,220
Deferred stock compensation	(19,175)	(32,394)
Accumulated other comprehensive loss	(5,422)	(716)
Retained earnings	302,073	137,627

Total stockholders’ equity	6,322,886	5,992,737

Total liabilities and stockholders’ equity	$7,383,816	$6,999,714

(A)	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

(B)	Total cash and available-for-sale investments were $1.9 billion and $1.7 billion as of June 30, 2005 and December 31, 2004, respectively.
See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
Product	$423,732	$263,670	$816,012	$457,854
Service	69,296	43,229	126,128	73,098

Total net revenues	493,028	306,899	942,140	530,952
Cost of revenues:
Product	121,324	73,887	233,803	130,452
Service	33,897	22,883	64,612	40,337

Total cost of revenues	155,221	96,770	298,415	170,789

Gross margin	337,807	210,129	643,725	360,163
Operating expenses:
Research and development	81,238	58,093	157,366	104,723
Sales and marketing	102,280	75,657	193,708	119,197
General and administrative	15,395	17,371	30,862	26,236
In-process research and development	1,900	27,500	1,900	27,500
Integration costs	—	5,087	—	5,087
Restructuring costs	(6,560)	(3,835)	(6,560)	(3,835)
Amortization of purchased intangibles and deferred stock compensation (1)	23,929	35,060	45,893	39,189

Total operating expenses	218,182	214,933	423,169	318,097

Operating income (loss)	119,625	(4,804)	220,556	42,066
Interest and other income	13,418	5,309	24,495	10,295
Interest and other expense	(1,095)	(1,480)	(1,875)	(3,980)
Loss on redemption of convertible subordinated notes	—	(4,107)	—	(4,107)

Income (loss) before income taxes	131,948	(5,082)	243,176	44,274
Provision for income taxes	42,937	7,472	78,730	23,288

Net income (loss)	$89,011	$(12,554)	$164,446	$20,986

Net income (loss) per share:
Basic	$0.16	$(0.02)	$0.30	$0.05

Diluted	$0.15	$(0.02)	$0.28	$0.04

Shares used in computing net income (loss) per share:
Basic	546,662	506,189	544,622	450,343

Diluted	591,050	506,189	589,953	489,738

(1)	Amortization of deferred stock compensation relates to the following cost and expense categories by period:

Cost of revenues — Product	$106	$1,283	$181	$1,295
Cost of revenues — Service	227	—	611	—
Research and development	2,424	8,733	4,431	9,121
Sales and marketing	1,065	7,718	1,748	7,778
General and administrative	198	1,094	472	1,107

Total	$4,020	$18,828	$7,443	$19,301

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004
Operating Activities:
Net income	$164,446	$20,986
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	24,618	18,712
Amortization of purchased intangibles, deferred stock compensation and debt issuance costs	46,734	42,557
Tax benefit of employee stock option plans	64,595	—
In-process research and development	1,900	27,500
Gain on redemption of convertible subordinated notes	—	4,107
Changes in operating assets and liabilities:
Accounts receivable, net	(13,142)	(34,742)
Prepaid expenses, other current assets and other long-term assets	(23,390)	(16,242)
Accounts payable	2,181	8,151
Accrued warranty	(2,849)	5,757
Other accrued liabilities	(31,420)	41,302
Deferred revenue	66,836	73,689

Net cash provided by operating activities	300,509	191,777

Investing Activities:
Purchases of property and equipment, net	(40,637)	(19,680)
Purchases of available-for-sale investments	(426,810)	(348,140)
Maturities and sales of available-for-sale investments	398,859	520,221
Increase in restricted cash	(7,164)	(90)
Minority equity investments	(968)	(1,180)
Acquisition of businesses, net of cash and cash equivalents	(155,256)	40,889

Net cash (used in) provided by investing activities	(231,976)	192,020

Financing Activities:
Proceeds from issuance of common stock	75,346	71,469
Redemption of convertible subordinated notes	—	(144,967)

Net cash provided by (used in) financing activities	75,346	(73,498)

Net increase in cash and cash equivalents	143,879	310,299
Cash and cash equivalents at beginning of period	713,182	365,606

Cash and cash equivalents at end of period	$857,061	$675,905

Supplemental Disclosure of Non-Cash Investing Activities
Common stock issued in connection with business combinations	$—	$3,651,226
Stock options assumed in connection with business combinations	$28,806	$520,503
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
     In April 2004, the Company completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”) in order to expand its customer base and portfolio of products. In May 2005, the Company acquired Kagoor Networks, Inc. (“Kagoor”) and Redline Networks, Inc. (“Redline”) in order to expand its portfolio of products. NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. Kagoor developed session border control products to enhance voice-over-Internet Protocol networking for global carriers. Redline developed application front end platforms for enterprise data centers and public web sites. As a result of these acquisitions, the Company now offers two categories of products as well as services which resulted in three operating segments: Infrastructure, Service Layer Technologies (“SLT”), and Service. The SLT products include the NetScreen, Kagoor, and Redline products. In July 2005, the Company completed the acquisition of Peribit Networks, Inc. (“Peribit”) and will include the Peribit products in the SLT product line in its financial statements ending September 30, 2005. The Service segment is managed as one organization and delivers services to customers of the Infrastructure and SLT segments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company has included in its results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Beginning on May 2, 2005, the Company has included in the results of operations the results of Kagoor and Redline, which has a slight impact on the revenues, cost of revenues, and operating expenses for the three and six months ended June 30, 2005 when compared to the three and six months ended June 30, 2004.
Note 2. Summary of Significant Accounting Policies
     Interim Financial Statements
     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$89.0	$(12.6)	$164.4	$21.0
Add: amortization of deferred stock compensation included in reported net income, net of tax	2.5	11.7	4.6	11.9
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(24.9)	(23.5)	(49.8)	(39.0)

Pro forma net income (loss)	$66.6	$(24.4)	$119.2	$(6.1)

Basic net income (loss) per share:
As reported	$0.16	$(0.02)	$0.30	$0.05
Pro forma	$0.12	$(0.05)	$0.21	$(0.01)
Diluted net income (loss) per share:
As reported	$0.15	$(0.02)	$0.28	$0.04
Pro forma	$0.11	$(0.05)	$0.20	$(0.01)
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
     The Company uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities,

and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2005 and 2004, in other income/(expense) on its consolidated statements of operations.
     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statements of operations at that time. For the three and six months ended June 30, 2005 and 2004, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.
     Recent Accounting Pronouncements
     In June 2005, the FASB issued FSP 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. The Company is in the process of evaluating the impact this guidance will have on its financial statements.
     In June 2005, The FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the effect of SFAS 154 will have material impact on its financial statements.
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
Note 3. Business Combinations
     In May 2005, the Company completed the acquisitions of Kagoor and Redline. The purchase price for each acquisition consisted of the following (in millions):

	Kagoor	Redline
Cash paid	$58.2	$97.5
Pre-acquisition loan forgiven	—	3.0
Stock options assumed	7.6	21.1
Assumed liabilities	—	1.0
Acquisition direct costs	0.5	0.5

Total purchase price	$66.3	$123.1

     Kagoor Acquisition
     Kagoor was a leading provider of session border control products for voice-over-Internet Protocol (VoIP) networking. The purchase price for Kagoor included $58.2 million in cash and assumed stock options with an aggregate fair value of $7.6 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.58 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $21.64 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also incurred direct costs associated with the acquisition of approximately $0.5 million. Excluded from the aggregate purchase price of $66.3 million is an escrow payment of $6.8 million related to Kagoor’s indemnity obligations which will expire on the first anniversary of the closing date.
     Redline Acquisition
     Redline was a pioneer in the development of Application Front End (“AFE”) technology and designed network solutions that improve the performance, flexibility, and scalability of web-enabled enterprise data centers and public web sites. The purchase price for Redline included a cash payment of $97.5 million, a $3 million pre-acquisition loan by the Company to Redline which was forgiven, and assumed stock options with an aggregate fair value of $21.1 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.56 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $22.62 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. The Company also assumed $1.0 million in net liabilities and incurred direct costs associated with the acquisition of approximately $0.5 million. Excluded from the aggregate purchase price of $123.1 million is an escrow payment of $13.2 million related to Redline’s indemnity obligations which will expire on the first anniversary of the closing date.

     The Company preliminarily allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their fair values, and deferred stock compensation. The excess purchase price over those fair values is recorded as goodwill. A summary of the asset allocations is as follows (in millions):

	Kagoor	Redline
Net tangible assets assumed	$1.9	$—
Amortizable intangible assets:
Existing technology	6.9	17.2
Maintenance agreements	0.1	—
Patents and core technology	2.1	4.9
End-User relationships	1.7	2.0
Value-added reseller and distributor relationships	0.7	1.5
Order backlog	0.1	—

Total amortizable intangible assets	11.6	25.6
In-process research and development	1.9	—
Deferred compensation on unvested stock options	2.0	3.8
Goodwill	48.9	93.7

Total purchase price	$66.3	$123.1

     Purchased Intangible Assets
     Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The following table presents details of the purchased intangible assets acquired during the six months ended June 30, 2005 (in millions, except years):

			Customer & Distributor
	Technology		Relationships		Other		Total
	Estimated		Estimated		Estimated
	Useful Life		Useful Life		Useful Life
Acquisition	(in years)	Amount	(in years)	Amount	(in years)	Amount	Amount
Kagoor	6	$9.0	7	$2.4	0-6	$0.2	$11.6

Redline	4	22.1	5	3.5	—	—	25.6

Total		$31.1		$5.9		$0.2	$37.2

     In-Process Research & Development
     The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques in the high-technology communications equipment industry. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D expense was $1.9 million for both of the three and six months ended June 30, 2005, respectively, and was entirely related to the Kagoor acquisition.
     Deferred Stock-Based Compensation
     Deferred stock-based compensation represents the intrinsic value of the unvested portion of any options assumed, or options canceled and replaced with the Company’s options, and is amortized as compensation expense over the remaining vesting periods. The balance for deferred stock-based compensation is reflected as a reduction to additional paid-in capital.
     The following table presents the activity of deferred stock-based compensation for the three and six months ended June 30, 2005 and June 30, 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$21.1	$0.7	$32.4	$1.2

Acquisitions	5.8	68.8	5.8	68.8

Amortization	(4.0)	(0.3)	(7.4)	(0.8)

Canceled unvested options	(3.7)	—	(11.6)	—

Balance at end of period	$19.2	$69.2	$19.2	$69.2

     The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations in connection with the Kagoor and Redline acquisitions have not been presented because the effects of these acquisitions were not material to the Company’s results.
Note 4. Equity Investments
     As of June 30, 2005 and December 31, 2004, the carrying values of the Company’s minority equity investments in privately held companies were $4.8 million and $3.8 million, respectively. During the six months ended June 30, 2005, the Company made additional investments of $1.0 million in a privately held company. No additional investments were made in the three months ended June 30, 2005.

Note 5. Goodwill and Purchased Intangible Assets
     The following table presents details of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of June 30, 2005
Technology	$317.7	$(116.2)	$201.5
Other	70.2	(19.1)	51.1

Total	$387.9	$(135.3)	$252.6

As of December 31, 2004
Technology	$286.6	$(82.4)	$204.2
Other	52.1	(14.4)	37.7

Total	$338.7	$(96.8)	$241.9

     During the six months ended June 30, 2005, intangible assets increased by $49.2 million, of which $37.2 million was related to the acquisitions of Kagoor and Redline. The remainder of the increase related to a portfolio of patents the Company purchased during the quarter ended March 31, 2005. These patents will be amortized over their useful lives, which average 12.1 years.
     Amortization expense of purchased intangible assets of $19.9 million and $16.2 million was included in operating expenses for the three months ended June 30, 2005 and 2004, respectively. Amortization expense of purchased intangible assets of $38.5 million and $19.9 million was included in operating expenses for the six months ended June 30, 2005 and 2004, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year ending December 31,	Amount
2005 (remaining six months)	$41.2
2006	81.8
2007	76.3
2008	31.4
2009	7.9
Thereafter	14.0

Total	$252.6

     The Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment analysis during November 2004 and determined that there was no impairment of goodwill at that time. There were no impairment indicators during the three and six months ended June 30, 2005. The changes in the carrying amount of goodwill during 2005 are as follows (in millions):

Balance as of December 31, 2004	$4,427.9
Goodwill acquired during the period	142.6
Net additions to existing goodwill	5.6

Balance as of June 30, 2005	$4,576.1

     Goodwill acquired during the three months ended June 30, 2005 was related to the acquisitions of Kagoor and Redline. In addition, during the first three months of fiscal 2005, the Company recognized net additions to existing goodwill of $5.6 million in connection with a $6.0 million pre-acquisition contingency related to an earn-out payable to the shareholders of Neoteris, Inc., a company acquired by NetScreen during November 2003, as certain financial milestones were achieved. The $6.0 million was partially offset by $0.4 million of tax adjustments related to the period of October 1, 2003 to April 15, 2004, before the NetScreen acquisition was completed.

Note 6. Warranties
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
     Changes in the Company’s warranty reserve during the six months ended June 30, 2005 and 2004 were as follows (in millions):

	As of June 30,
	2005	2004
Beginning balance	$38.9	$35.3
Provisions made during the six months	10.6	36.5
Changes in estimates	(1.2)	—
Amount acquired from acquisitions	—	1.8
Actual costs incurred during the six months	(12.2)	(32.5)

Ending balance	$36.1	$41.1

Note 7. Restructuring Charges
     The Company has implemented several restructuring plans over the last four years as a result of the economic slowdown which began in 2001, including restructuring in connection with the discontinuation of CMTS products in September 2003, and implemented restructuring plans in connection with the acquisitions of Unisphere Networks in July 2002 and NetScreen in April 2004.
     In connection with the acquisition of NetScreen, the remaining restructuring charge as of June 30, 2005 consists primarily of facility charges of $4.2 million that will be paid through the end of the lease terms, which extend through 2008. Of the $4.2 million, $2.4 million is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet. In the three months ended June 30, 2005, the Company reversed $6.6 million of the restructuring accrual as a portion of a facility previously included in the restructuring reserve was occupied during the period by the employees of the acquired companies.
     During the three months ended September 30, 2003, the Company announced that it would no longer develop its G-series CMTS products and recorded a one-time charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities and terminating contracts and other related costs. As of June 30, 2005, $1.8 million remained to be paid primarily related to facility charges that will be paid through the end of the lease terms, which extend through 2008.
     In connection with the acquisition of Unisphere Networks, the Company initiated plans to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. As of June 30, 2005, $2.3 million remained to be paid primarily related to facility charges that will be paid through the end of the lease terms, which extend through 2014.

     The activity in the accrued restructuring balances related to all the plans mentioned above was as follows during the six months ended June 30, 2005 (in millions):

	Balance
	as of			Balance
	December		Change in	as of June
	31, 2004	Cash Paid	Accrual	30, 2005
Facilities	$16.5	$(1.7)	$(6.6)	$8.2
Contractual commitments and other charges	1.2	(1.1)	—	0.1

Total	$17.7	$(2.8)	$(6.6)	$8.3

Note 8. Other Comprehensive Income
     Other comprehensive income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$89.0	$(12.6)	$164.4	$21.0
Reclassification of net (gains) losses on investments realized and included in net income	0.2	(7.2)	0.4	(6.5)
Change in net unrealized gains on investments	2.5	—	(2.3)	—
Change in foreign currency translation adjustment	(2.3)	0.2	(2.5)	0.5

Total comprehensive income (loss)	$89.4	$(19.6)	$160.0	$15.0

Note 9. Net Income per Share
     The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$89.0	$(12.6)	$164.4	$21.0

Denominator:
Weighted-average shares of common stock outstanding	546.8	506.8	544.8	450.6
Weighted-average shares subject to repurchase	(0.1)	(0.6)	(0.2)	(0.3)

Denominator for basic net income (loss) per share	546.7	506.2	544.6	450.3
Common stock equivalents	44.4	—	45.3	39.4

Denominator for diluted net income per share	591.1	506.2	589.9	489.7

Consolidated net income (loss) applicable to common stockholders per share:
Basic	$0.16	$(0.02)	$0.30	$0.05

Diluted	$0.15	$(0.02)	$0.28	$0.04

     Employee stock options to purchase approximately 25.6 million shares and 12.8 million shares in the three months ended June 30, 2005 and 2004, respectively, and 26.9 million shares and 11.9 million shares in the six months ended June 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. For the three months ended June 30, 2004, the Company excluded 51.4 million common stock equivalents from the calculation of diluted loss per share because such securities were anti-dilutive in that period due to the net loss.

     Shares issuable upon conversion of the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) were included in the calculation of the diluted earnings per share for the three and six months ended June 30, 2005 and 2004 in accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 required retroactive application; therefore the diluted earnings per share for the three months ended March 31, 2004 have been restated. The application of EITF 04-08 did not have a significant effect on the diluted earnings per share for the six months ended June 30, 2004.
Note 10. Operating Segments
     An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
     During the first three months of fiscal 2005, the Company’s CODM and senior management team (together “management”) began to allocate resources and assess performance based on financial information by categories of products and by service. Accordingly, in the first quarter of 2005 the Company reported three operating segments: Infrastructure, Security and Service. Following the acquisitions of Kagoor and Redline in the second quarter of 2005, the Company combined the products from these acquired companies with the Security segment to create the SLT operating segment. As a result, the Company currently has the following operating segments: Infrastructure, SLT, and Service. The Infrastructure segment includes products from the E-, M- and T-series product families. The SLT segment includes Security products and Application Acceleration products. Security products consist of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances, session border control products and the J-series product family. Application Acceleration products consist of application front end platforms. In the Company’s quarterly report for the period ending September 30, 2005, Application Acceleration products will also include wide area network (“WAN”) optimization platforms that were acquired in the Company’s acquisition of Peribit, which closed on July 1, 2005. The Service segment is managed as one organization and delivers services to customers of the Infrastructure and SLT segments.
     Prior to fiscal 2005, management evaluated the Company’s performance by geographic theater and by categories of products based only on revenues. Management did not assess the performance of its geographic theaters or categories of products on other measures of income or expenses; therefore, the Company only had one operating segment.
     The change in operating segments was due to a shift in management structure and responsibilities to measure the business based on product and service profitability. Direct costs, such as standard costs and research and development and product marketing expenses, are applied directly to each operating segment. Indirect costs, such as sales and general and administrative expenses are allocated to each operating segment based on revenue. Prior period information has been included for comparative purposes. Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Revenues:
Infrastructure	$330.5	$219.8	$634.6	$414.0
Service Layer Technologies	93.2	43.9	181.4	43.9
Service	69.3	43.2	126.1	73.1

Total net revenues	$493.0	$306.9	$942.1	$531.0

Operating income (loss):
Infrastructure	$95.6	$42.6	$180.1	$83.8
Service Layer Technologies	4.2	(55.3)	7.4	(55.3)
Service	19.8	7.9	33.1	13.6

Total operating income (loss)	$119.6	$(4.8)	$220.6	$42.1

Depreciation and amortization of purchased intangible assets and deferred stock compensation included in operating income (loss):
Infrastructure	$12.1	$11.2	$23.5	$22.8
Service Layer Technologies	22.9	32.5	43.7	32.5
Service	1.8	1.4	3.3	2.6

Total depreciation and amortization	$36.8	$45.1	$70.5	$57.9

     The Company attributes sales to geographic theater based on the customer’s ship-to location. The following table shows net revenue by geographic theater (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas:
United States	$212.0	$131.9	$403.0	$215.8
Other	16.9	18.7	19.9	31.3

Total Americas	228.9	150.6	422.9	247.1
Europe, Middle East and Africa	139.4	83.8	254.7	147.1
Asia Pacific:
Japan	64.8	27.4	117.4	62.8
Other	59.9	45.1	147.1	74.0

Total Asia Pacific	124.7	72.5	264.5	136.8

Total	$493.0	$306.9	$942.1	$531.0

     One customer accounted for 16% and 14% of the Company’s net revenues for the three and six months ended June 30, 2005, respectively. The revenue attributed to this significant customer was derived from the sale of products and services in all three operating segments. The same customer individually accounted for 16% and 16% of the Company’s net revenues for the three and six months ended June 30, 2004, respectively. Revenue attributed to this significant customer was derived from the sale of products and services in all three operating segments.
     The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, as of June 30, 2005 and 2004 were attributable to its U.S. operations.
Note 11. Income Taxes
     The Company recorded tax provisions of $42.9 million and $7.5 million for the three months ended June 30, 2005 and 2004, or effective tax rates of 33% and -147%, respectively. The Company recorded tax provisions of $78.7 million and $23.3 million for the six months ended June 30, 2005 and 2004, or effective tax rates of 32% and 53%, respectively. The 2004 rates for each period differ from the 2005 rates primarily due to the inability to benefit from an IPR&D charge and other charges and losses incurred in 2004. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $35.7 million and $64.6 million for the three months and six months ended June 30, 2005, respectively, and were reflected as an increase to additional paid-in capital.
     The Internal Revenue Service (“IRS”) has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company believes it has made adequate provisions in the accompanying consolidated financial statements for any adjustments that the IRS has proposed with respect to these tax returns.
     In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company responded to this NOPA in February 2005, and intends to dispute this assessment with the IRS and resolve the issue at the Appeals level. The Company currently does not believe that it is probable that any final assessment will be sustained nor does it believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.
Note 12. Contingencies
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
     Toshiba Patent Infringement Litigation
     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents and seeking an injunction and unspecified damages. The Company filed an answer to the complaint in February, 2004. Toshiba amended its complaint to add two patents, and the Company answered the amended complaint in July 2004. The case is in the discovery phase, and trial is scheduled for August 2006.

Note 13. Subsequent Events
     Peribit Acquisition
     In April 2005, Juniper Networks announced that it had signed a definitive agreement to acquire Peribit in a transaction valued at approximately $337 million of stock and cash, plus options and certain other incentives and equity compensation. The acquisition closed on July 1, 2005 and will be included in the results of operations in the quarter ending September 30, 2005.

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
     Overview of the Results of Operations
     To aid in understanding our operating results for the three and six months ended June 30, 2005 and 2004, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.
     Significant Events
     In May 2005, we completed our acquisition of Kagoor Networks, Inc. (“Kagoor”) and Redline Networks, Inc. (“Redline”) . In April 2004, we completed our acquisition of NetScreen Technologies, Inc. (“NetScreen”). Beginning on May 2, 2005, we have included in our results of operations the results of Kagoor and Redline, which have a slight impact on the revenues, cost of revenues, and operating expenses for the three months and six months ended June 30, 2005 when compared to the three and six months ended June 30, 2004. We have included in our results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.
     Nature of Expenses
     During the three months ended March 31, 2005, our chief operating decision maker and senior management team (together “management”) began to allocate resources and assess performance based on financial information by categories of products and by services; therefore beginning on January 1, 2005 we had three operating segments: Infrastructure, Security and Service. Following the acquisitions of Kagoor and Redline in the second quarter of 2005, we combined the products from these acquired companies with the Security segment to create an operating segment known as Service Layer Technologies (“SLT”). As a result, we currently have the following operating segments:

Infrastructure, SLT, and Service. The Infrastructure segment includes products from the E-, M-, and T-series product families. The SLT segment includes Security products and Application Acceleration products. Security products consist of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances, session border control products and the J-series product family. Application Acceleration products consist of application front end appliances. In our quarterly report for the period ending September 30, 2005, Application Acceleration products will also include wide area network (“WAN”) optimization platforms that were acquired in connection with our acquisition of Peribit Networks, Inc. (“Peribit”), which closed on July 1, 2005. The Service segment is managed as one organization and delivers services to customers of the Infrastructure and SLT segments. The change in operating segments was due to a shift in management structure and responsibilities to measure the business on product and service profitability. Direct costs, such as standard costs and research and development and product marketing expenses, are applied directly to each operating segment. Indirect costs, such as sales and general and administrative expenses are allocated to each operating segment based on revenue.
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
     The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges. Carrying and obsolete charges have decreased in each of the past two years as the global economy and our product revenue improved.
     Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, commissions, bonuses, vacation, benefits and travel. We increased our headcount from approximately 2,552 employees as of June 30, 2004 to approximately 3,425 employees as of June 30, 2005. Approximately 150 of this increase in headcount was a direct result of the Kagoor and Redline acquisitions.
     Facility and information technology departmental costs are allocated to other departments based on headcount. These departmental costs have increased each of the last two years due to increases in headcount and facility leases resulting from acquisitions, additional infrastructure systems and general expansion to support our growth.
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

     Sales and marketing expenses include costs for promoting our products and services, demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We plan to further develop our distribution channel and increase our sales and marketing costs in an effort to expand and grow our presence in new markets, serving both private and public networks with a full portfolio of networking, security, and application acceleration products.
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
     Management believes there have been no significant changes during the three and six months ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Results of Operations
     We have included in our results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

     Net Revenues
     The following table shows product and service net revenues for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
Net revenues:
Product	$423.7	86%	$263.7	86%	$816.0	87%	$457.9	86%
Service	69.3	14%	43.2	14%	126.1	13%	73.1	14%

Total net revenues	$493.0	100%	$306.9	100%	$942.1	100%	$531.0	100%

     Net product revenues increased $160 million and $358.1 million in the three and six months ended June 30, 2005 compared to the same periods in 2004 primarily as a result of the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network along with the expansion of our product portfolio through both acquisition and internal development. An analysis of the change in revenue by Infrastructure and SLT segments and the change in units, can be found below in the section titled “Segment Information.”
     Net service revenues increased $26.1 million and $53.0 million in the three and six months ended June 30, 2005 compared to the same periods in 2004 primarily due to the growth in support services and to a lesser degree the growth in professional services. The growth in the support services was largely due to improved attach and renewal rates, primarily across the SLT product lines, and to our growing installed base. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts and are typically for one-year renewable periods for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts and professional services, we also provide educational services.
     Siemens accounted for greater than 10% of our net revenues during the three and six months ended June 30, 2005 and 2004.
     The following table shows the percent of total net revenues by geographic theater:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas	46%	49%	45%	46%
Europe, Middle East, and Africa	28%	27%	27%	28%
Asia Pacific	26%	24%	28%	26%
     Net revenues attributable to the United States were $212.0 million and $403.0 million for the three and six months ended June 30, 2005, respectively, and $131.9 million and $215.8 million for the three and six months ended June 30, 2004, respectively. Japan accounted for $64.8 million and $117.4 million for the three and six months ended June 30, 2005, respectively, and $27.4 million and $62.8 million for the three and six months ended June 30, 2004, respectively. We continue to experience a relatively consistent distribution of revenue among our three geographic theaters, and we expect this trend to continue.

     Cost of Revenues
     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	GM %	2004	GM %	2005	GM %	2004	GM %
Cost of revenues:
Product	$121.3	71%	$73.9	72%	$233.8	71%	$130.5	72%
Service	33.9	51%	22.9	47%	64.6	49%	40.3	45%

Total cost of revenues	$155.2	68%	$96.8	68%	$298.4	68%	$170.8	68%

     Cost of product revenues increased $47.4 million and $103.3 million in the three and six months ended June 30, 2005 compared to the same periods in 2004, while the product gross margin decreased by 1% to 71%. The increase in absolute dollars was primarily due to standard costs related to the increase in revenue.
     As we have expanded our market share and entered more markets, we have begun to experience increased price competition and we expect to see continued price competition and pressure on our product gross margins in the future. Nevertheless, our revenues increased in absolute dollars and our product gross margins have not seen a significant decline compared to the year-ago period.
     Cost of service revenues increased $11.0 million and $24.3 million in the three and six months ended June 30, 2005 compared to the same periods in 2004, and the service gross margin increased four percentage points in the three and six months ended June 30, 2005 as compared to the same periods in 2004. The increase in service gross margin is primarily attributable to a larger revenue increase when compared to the increase in headcount and outside services fees, both of which were needed to support the growing install base. Employee related expenses increased $3.3 million and $8.8 million, respectively, for the three and six months ended June 30, 2005. Outside services increased $4.2 million and $9.4 million, respectively, for the three and six months ended June 30, 2005.
     Operating Expenses
     (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
Research and development	$81.2	16%	$58.1	19%	$157.4	17%	$104.7	20%
Sales and marketing	$102.3	21%	$75.7	25%	$193.7	21%	$119.2	22%
General and administrative	$15.4	3%	$17.4	6%	$30.9	3%	$26.2	5%
     Research and development expenses for the three months ended June 30, 2005 increased $23.1 million compared to the same period in 2004 due primarily to increases in personnel related expenses of $10.8 million, equipment and engineering expenses related to the development and testing of products of $4.7 million, and outside services of $1.4 million. Research and development expenses for the six months ended June 30, 2005 increased $52.7 million compared to the same period in 2004 due primarily to increases in personnel related expenses of $31.3 million, equipment related to the development and testing of products of $6.5 million, and outside services of $4.3 million. The increases in personnel related expenses for both the three and six month periods were primarily due to additional hires in the engineering organization to support product innovation for existing product lines and to support the development of newly acquired product lines.
     Sales and marketing expenses during the three months ended June 30, 2005 increased $26.6 million compared to the same period in 2004 due primarily to increases in personnel related expenses of $14.0 million, increases in marketing related activities of $1.3 million, and increases in outside services of $1.2 million. Sales and marketing expenses for the six months ended June 30, 2005 increased

$74.5 million compared to the same period in 2004 due to increases in personnel related expenses of $44.9 million, increases in marketing related activities of $4.3 million, and increases in outside services of $2.7 million. Personnel related expenses increased in both the three and six month periods primarily due to additional hires to support the expansion of our distribution channels and customer base, as well as to support the larger portfolio of products. Marketing related activities increased primarily as a result of specific activities designed to expand and improve our distribution channels, and increase awareness of our products to a broader range of customers.
     General and administrative expenses for the three months ended June 30, 2005 decreased $2.0 million compared to the same period in 2004 due primarily to a $5.0 million reduction in legal fees and a related settlement, partially offset by increases in personnel related expenses of $1.4 million. The total increase in general and administrative expenses of $4.7 million for the six months ended June 30, 2005 as compared to the same period in 2004 was due primarily to increases in personnel related expenses of $4.2 million.
     Other Operating Expenses
     The following table shows other operating expenses for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
In-process research and development	$1.9	$27.5	$1.9	$27.5
Integration costs	$—	$5.1	$—	$5.1
Restructuring costs	$(6.6)	$(3.8)	$(6.6)	$(3.8)
Amortization of purchased intangibles and deferred stock compensation	$23.9	$35.0	$45.9	$39.2
     Of the total Kagoor purchase price, $1.9 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the three months ended June 30, 2005, compared to the $27.5 million allocated IPR&D from the NetScreen acquisition in the three months ended June 30, 2004. None of the Redline purchase price was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Kagoor and NetScreen both had multiple IPR&D efforts under way for certain current and future product lines. For Kagoor, these efforts included a variety of signaling protocols and next generation products and operating systems. For NetScreen, these efforts included integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. We utilized the discounted cash flow (“DCF”) method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the Kagoor acquisition, it was estimated that these development efforts would be completed over the next nine to twelve months at an estimated cost of approximately $0.8 million.
     We did not incur material integration expenses in the three and six months ended June 30, 2005. We incurred integration expenses of $5.1 million in the three and six months ended June 30, 2004 resulting from our acquisition of NetScreen. Integration expenses are incremental costs directly related to the integration of the two companies, which consisted principally of facility related expenses, workforce related expenses and professional fees. We estimate that the majority of the integration costs related to NetScreen, Kagoor, and Redline have been incurred and that there will be a minimal amount of additional integration costs in the foreseeable future.
     During the three and six months ended June 30, 2005, we reduced our restructuring accruals by a total of $6.6 million when we re-occupied a portion of the former NetScreen facility previously included in the restructuring reserve as a result of the Kagoor and Redline acquisitions. During the three and six months ended June 30, 2004, we decreased our restructuring accruals by a total of $3.8 million, primarily due to changes in our facility estimates.
     Amortization of purchased intangibles and deferred stock compensation is made up of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Amortization of purchased intangibles	$19.9	$16.2	$38.5	$19.9
Amortization of deferred stock compensation	4.0	18.8	7.4	19.3

Amortization of purchased intangibles and deferred stock compensation	$23.9	$35.0	$45.9	$39.2

     Amortization of purchased intangibles increased $3.7 million and $18.6 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. The increases were primarily due to amortization related to the $11.6 million and $25.6 million of purchased intangibles acquired in the Kagoor and Redline acquisitions, respectively. Purchased intangibles are being amortized on a straight-line basis over their estimated useful lives of between four and seven years.
     Amortization of deferred stock compensation decreased $14.8 million and $11.9 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. The decreases were due to the use of the graded-vesting method and the termination of NetScreen employees, partially offset by increases in the deferred stock compensation resulting from the Kagoor and Redline acquisitions. The amortization of deferred stock compensation is adjusted quarterly to account for terminated employees.
     Other Income and Expenses
     The following table shows other income and expenses for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest and other income	$13.4	$5.3	$24.5	$10.3
Interest and other expense	$(1.1)	$(1.5)	$(1.9)	$(4.0)
Loss on redemption of convertible subordinated notes	$—	$(4.1)	$—	$(4.1)
     For the three and six months ended June 30, 2005, interest and other income increased $8.1 million and $14.2 million as a result of higher cash, cash equivalents and investment balances quarter over quarter and an increase in interest rates.
     For the three and six months ended June 20, 2005, interest and other expenses decreased $0.4 million and $2.1 million as a result of the retirement of the subordinated notes during the second quarter of fiscal year 2004.
     Provision for Income Taxes
     We recorded tax provisions of $42.9 million and $7.5 million for the three months ended June 30, 2005 and 2004, or effective tax rates of 33% and -147%, respectively. We recorded tax provisions of $78.7 million and $23.3 million for the six months ended June 30, 2005 and 2004, or effective tax rates of 32% and 53%, respectively. The 2004 rates for each period differ from the 2005 rates primarily due to the inability to benefit from an IPR&D charge and other charges and losses incurred in 2004. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $35.7 million and $64.6 million for the three months and six months ended June 30, 2005, respectively, and were reflected as an increase to additional paid-in capital.
     The Internal Revenue Service (“IRS”) has concluded an audit of our federal income tax returns for fiscal years 1999 and 2000. During 2004, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, we believe we have made adequate provisions in the accompanying consolidated financial statements for any adjustments that the IRS has proposed with respect to these tax returns.
     In conjunction with the IRS income tax audit, certain of our US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and we received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. We responded to this NOPA in February 2005, and intend to dispute this assessment with the IRS and resolve the issue at the appeals level. We currently do not believe that it is probable that any final assessment will be sustained nor do we believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to us, there exists the possibility of a material adverse impact on our results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.
     Segment Information
     A description of the products and services for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. We began to track financial information by our three operating segments during 2005 as our management structure and responsibilities began to measure the business based on product and service profitability. We have included segment financial data for the three and six months ended June 30, 2004 for comparative purposes.
     Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Revenues:
Infrastructure	$330.5	$219.8	$634.6	$414.0
Service Layer Technologies	93.2	43.9	181.4	43.9
Service	69.3	43.2	126.1	73.1

Total net revenues	$493.0	$306.9	$942.1	$531.0

Operating income (loss):
Infrastructure	$95.6	$42.6	$180.1	$83.8
Service Layer Technologies	4.2	(55.3)	7.4	(55.3)
Service	19.8	7.9	33.1	13.6

Total operating income (loss)	$119.6	$(4.8)	$220.6	$42.1

Depreciation and amortization of purchased intangible assets and deferred stock compensation included in operating income (loss):
Infrastructure	$12.1	$11.2	$23.5	$22.8
Service Layer Technologies	22.9	32.5	43.7	32.5
Service	1.8	1.4	3.3	2.6

Total depreciation and amortization	$36.8	$45.1	$70.5	$57.9

     Infrastructure Operating Segment
     Infrastructure net revenues increased due to the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network. The following table shows infrastructure revenue units recognized and ports shipped for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Infrastructure chassis revenue units	2,390	1,551	4,808	2,869
Infrastructure ports shipped	40,259	28,864	77,783	52,152
     We track infrastructure revenue units recognized and ports shipped to analyze customer trends and indicate areas of potential network growth. Our infrastructure product platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period.
     The higher operating income in the 2005 periods as compared to the 2004 periods is primarily due to increases in revenue, partially offset by higher personnel related costs primarily related to support product innovation and the expansion of our sales channels.
     Service Layer Technologies Operating Segment
     The SLT operating segment consists of Security and Application Acceleration products primarily acquired through the NetScreen, Kagoor and Redline acquisitions and the costs related to those products. Beginning on April 16, 2004, we included the revenue and operating income results of NetScreen; therefore, these amounts are significantly greater during the 2005 periods as compared to the 2004 periods. In addition, we included the revenue and operating results of Kagoor and Redline beginning on May 2, 2005; therefore that caused a slight increase in revenue during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. Net revenues attributable to the SLT products during the three and six months ended June 30, 2005 were based on approximately 36,000 units and 74,000 units, respectively. The higher net revenues and operating income in the 2005 periods as compared to the 2004 periods is primarily due to the 2004 periods containing purchase accounting adjustments, which negatively impacted the revenue and operating results in the 2004 periods. The higher depreciation and amortization expense attributable to the SLT segment compared to that of the Infrastructure segment is primarily due to the purchased intangible assets and deferred stock compensation that resulted from the NetScreen, Kagoor and Redline acquisitions.
     Service Operating Segment
     A discussion on the change in service revenue can be found above under the Net Revenues section. Service operating income increased as a result of the revenue growth experienced in the Infrastructure segment and the SLT segment, partially offset by increases in operating costs, primarily due to personnel related costs.

     Liquidity and Capital Resources
     Overview
     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	June 30,	December 31,
	2005	2004
Cash and cash equivalents	$857.1	$713.2
Short-term investments	445.5	404.7
Long-term investments	580.1	595.2

Total cash and investments	$1,882.7	$1,713.1
Restricted cash	$38.4	$31.2
Working capital	$1,060.4	$910.9
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
     Cash Requirements and Contractual Obligations
     Our principal commitments as of June 30, 2005 consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”) and our definitive agreement to acquire Peribit. The contractual obligations under operating leases are primarily for our facilities, which extend through May 2014.
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
     In May 2005, we paid, net of cash acquired, $55.4 million and $99.8 million to acquire Kagoor and Redline, respectively.
     In July 2005, we paid $50.3 million in cash to acquire Peribit in a transaction valued at $337 million of stock and cash, plus options and certain other incentives and equity compensation.
     We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate material supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $149.5 million as of June 30, 2005, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers. We do not incur a liability for products built by the contract manufacturer until it fulfills our customer’s order and the order ships. However, if the components go unused, we may be assessed carrying charges or obsolete charges. As of June 30, 2005, we had accrued $21.0 million based on our estimate of such charges.
     Operating Activities
     Net cash provided by operating activities was $300.5 million for the six months ended June 30, 2005, and $191.8 million for the six months ended June 30, 2004. The cash provided by operating activities for each period was due to our net income adjusted by:
•	recurring non-cash charges of $137.8 million for the six months ended June 30, 2005, and $92.9 million for the six months ended June 30, 2004, for the tax benefit of employee stock option plans, depreciation expense and amortization expenses of purchased intangible assets, purchased in-process research and development charges, deferred stock compensation and debt issuance costs; and

•	changes in operating assets and liabilities of $(1.8) million for the six months ended June 30, 2005, and $77.9 million for the six months ended June 30, 2004, were in the normal course of business.
     Investing Activities
     Net cash used in investing activities was $232.0 million for the six months ended June 30, 2005, and net cash provided by investing activities was $192.0 million for the six months ended June 30, 2004. Recurring investing activities included capital expenditures of $40.6 million for the six months ended June 30, 2005, and $19.7 million for the six months ended June 30, 2004. We have also made investments in securities classified as available-for-sale and sold investments to fund ongoing operations and the retirement of the Subordinated Notes during the second quarter of 2004. We also made minority equity investments in privately held companies of $1.0 million and $1.2 million during the six months ended June 30, 2005 and 2004, respectively.
     During the six months ended June 30, 2005, we had an increase in restricted cash due mainly to the establishment of an escrow account in connection with the acquisition of Kagoor.
     Financing Activities
     Net cash flow from financing activities was an inflow of $75.3 million for the six months ended June 30, 2005, and outflow of $73.5 million for the six months ended June 30, 2004. The cash provided during these periods was through the issuance of common stock related to employee option exercises and stock purchase plans. We retired our Subordinated Note in the second quarter of 2004.
     Recent Accounting Pronouncements
     In June 2005, the FASB issued FSP 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires the commercial user to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. We are in the process of evaluating the impact of this guidance will have on our financial statements.
     In June 2005, The FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the effect of SFAS 154 will have material impact on our financial statements.
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
     Factors That May Affect Future Results
     Investments in equity securities of publicly traded companies involve significant risks. The market price of our stock reflects a higher multiple of expected future earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes or other factors, could trigger significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including but not limited to the following factors, that could affect our stock price.
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
     The factors that may affect the unpredictability of our quarterly results include, but are not limited to, limited visibility into customer spending plans, changes in the mix of products sold, changing market conditions, including some customer and potential customer bankruptcies, long sales and implementation cycles, regional economic and political conditions and seasonality. For example, many companies experience seasonal fluctuations in customer spending patterns, particularly in the 1st and 3rd quarters.
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
     A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens accounted for greater than 10% of our net revenues during the three and six months ended June 30, 2005 and 2004, respectively. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the recently announced planned acquisitions of AT&T and MCI). This consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences.
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
     In the service layer technologies market, we face intense competition from a broader group of companies including appliance vendors such as Cisco Systems, Inc and software vendors such as CheckPoint Software Technologies. In addition, a number of other small public or private companies have products or have announced plans for new products to address the same challenges that our products address.
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
     We have made, and may continue to make, acquisitions in order to enhance our business. We recently completed the acquisitions of Kagoor, Redline, and Peribit. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. For example, although we completed the acquisition of NetScreen in April 2004, integration of the products, operations, and personnel is a continuing activity and will be for the foreseeable future. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition.
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

     Our product gross margins may vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess inventory or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to inventory holding periods if our forecasts do not accurately anticipate product demand, or our introduction of new products or entry into new markets with different pricing and cost structures.
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
     We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, the contract manufacturers may have inadequate time or materials and components required to produce our products, which could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.
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
     We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with the NetScreen acquisition, other completed acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. We cannot accurately predict the amount and timing of any impairment of assets.
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
     Third parties have asserted and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our products. For example, in 2003, Toshiba Corporation filed a lawsuit against us, alleging that our products infringe certain Toshiba patents. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.
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
     The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could include matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic regulations adopted by the European Union, and regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating result and financial condition.

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
     The following table presents hypothetical changes in fair value of the financial instruments held at June 30, 2005 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest			Fair Value	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			as of June	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	30, 2005	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$285.6	$284.2	$282.8	$281.4	$280.0	$278.6	$277.2
Corporate bonds and notes	611.8	608.5	605.2	602.0	598.7	595.4	592.1
Asset backed securities and other	274.7	274.3	273.9	273.4	273.0	272.6	272.2

Total	$1172.1	$1,167.0	$1,161.9	$1,156.8	$1,151.7	$1,146.6	$1,141.5

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

     We use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three months and six months ended June 30, 2005 and 2004, in other income/(expense) on its consolidated statements of operations.
     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statements of operations at that time. For the three and six months ended June 30, 2005 and 2004, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls
     There has been no significant change in our internal controls over the financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.
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
     Toshiba Patent Infringement Litigation
     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents and seeking an injunction and unspecified damages. The Company filed an answer to the complaint in February 2004. Toshiba amended its complaint to add two patents, and the Company answered the amended complaint in July, 2004. The case is in the discovery phase, and trial is scheduled for August 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders of Juniper Networks, Inc. was held on May 18, 2005 at 1220 N. Mathilda Ave., Building 3, Pacific Conference Room,, Sunnyvale, California. The results of the voting on the matters submitted to the stockholders are as follows:
1.	To elect three members of the Company’s Board of Directors.

	Votes For	Withheld
William R. Hearst III	459,744,661	32,456,002
Kenneth Goldman	482,385,380	9,815,283
Frank Marshall	470,941,356	21,259,307
2.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005.

Votes for:	483,627,017
Votes against:	8,459,138
Abstain:	114,508

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.
August 1, 2005

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