Form 10-Q
period 2005-09-30
JUNIPER NETWORKS INC
filed 2005-11-03
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 564,736,443 shares of the Company’s Common Stock, par value $0.00001, outstanding as of October 28, 2005.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents (B)	$888,404	$713,182
Short-term investments (B)	497,716	404,659
Accounts receivable, net	240,888	187,306
Prepaid expenses and other current assets	114,435	108,586

Total current assets	1,741,443	1,413,733
Property and equipment, net	296,234	275,612
Long-term investments (B)	598,969	595,234
Restricted cash	38,326	31,226
Goodwill	4,826,579	4,427,930
Purchased intangible assets, net and other long-term assets	316,248	255,979

Total assets	$7,817,799	$6,999,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,042	$113,890
Other accrued liabilities	225,296	229,197
Deferred revenue	209,200	159,750

Total current liabilities	583,538	502,837
Deferred revenue, net of current portion	34,020	22,700
Convertible senior notes and other long-term liabilities	489,342	481,440

Commitments and contingencies

Stockholders’ equity:
Common stock and additional paid-in capital	6,355,320	5,888,220
Deferred stock compensation	(22,729)	(32,394)
Accumulated other comprehensive loss	(7,818)	(716)
Retained earnings	386,126	137,627

Total stockholders’ equity	6,710,899	5,992,737

Total liabilities and stockholders’ equity	$7,817,799	$6,999,714

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2004 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

(B)	Total cash, cash equivalents, short-term investments, and long-terms investments were $1,985 million and $1,713 million as of September 30, 2005 and December 31, 2004, respectively.
See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Product	$466,427	$325,240	$1,282,439	$783,094
Service	79,926	49,774	206,054	122,872

Total net revenues	546,353	375,014	1,488,493	905,966
Cost of revenues:
Product	131,915	87,730	365,718	218,182
Service	39,172	25,304	103,784	65,641

Total cost of revenues	171,087	113,034	469,502	283,823

Gross margin	375,266	261,980	1,018,991	622,143
Operating expenses:
Research and development	90,504	64,881	247,870	169,604
Sales and marketing	116,222	81,953	309,930	201,150
General and administrative	26,801	12,426	57,663	38,662
In-process research and development	3,800	—	5,700	27,500
Integration costs	—	—	—	5,087
Restructuring costs	(192)	(1,223)	(6,752)	(5,058)
Amortization of purchased intangibles and deferred stock compensation (1)	29,389	33,025	75,282	72,214

Total operating expenses	266,524	191,062	689,693	509,159

Operating income	108,742	70,918	329,298	112,984
Interest and other income	15,567	6,412	40,062	16,707
Interest and other expense	(851)	(987)	(2,726)	(4,967)
Gain (loss) on investments	1,698	(2,939)	1,698	(2,939)
Loss on redemption of convertible subordinated notes	—	—	—	(4,107)

Income before income taxes	125,156	73,404	368,332	117,678
Provision for income taxes	41,103	24,645	119,833	47,933

Net income	$84,053	$48,759	$248,499	$69,745

Net income per share:
Basic	$0.15	$0.09	$0.45	$0.15

Diluted*	$0.14	$0.08	$0.42	$0.13

Shares used in computing net income per share:
Basic	561,799	533,447	550,347	478,044

Diluted*	605,413	582,578	595,997	534,770

*	2004 amounts have been restated to include shares issuable upon conversion of the Senior Notes in accordance with EITF 04-8.

(1)	Amortization of deferred stock compensation relates to the following cost and expense categories by period:

Cost of revenues – Product	$355	$879	$536	$2,174
Cost of revenues – Service	273	—	884	—
Research and development	3,840	7,155	8,271	16,276
Sales and marketing	1,600	6,107	3,348	13,885
General and administrative	330	437	802	1,544

Total	$6,398	$14,578	$13,841	$33,879

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities:
Net income	$248,499	$69,745
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	38,161	29,313
Amortization of purchased intangibles, deferred stock compensation and debt issuance costs	76,486	75,945
Loss on disposal of property and equipment	277	—
Tax benefit of employee stock option plans	95,376	—
In-process research and development	5,700	27,500
(Gain) loss on investments	(1,698)	2,939
Loss on redemption of convertible subordinated notes	—	4,107
Changes in operating assets and liabilities:
Accounts receivable, net	(43,481)	(56,132)
Prepaid expenses, other current assets and other long-term assets	(37,271)	(17,851)
Accounts payable	35,452	20,891
Accrued warranty	(1,347)	4,895
Other accrued liabilities	(28,268)	51,791
Deferred revenue	57,547	83,854

Net cash provided by operating activities	445,433	296,997

Investing Activities:
Purchases of property and equipment, net	(58,873)	(44,689)
Purchases of available-for-sale investments	(639,350)	(583,639)
Maturities and sales of available-for-sale investments	540,938	672,941
Increase in restricted cash	(7,100)	(132)
Minority equity investments	(9,823)	(1,180)
Acquisition of businesses, net of cash and cash equivalents	(199,060)	40,889

Net cash (used in) provided by investing activities	(373,268)	84,190

Financing Activities:
Proceeds from issuance of common stock	103,057	121,090
Redemption of convertible subordinated notes	—	(144,967)
Retirement of common stock	—	(55,202)

Net cash provided by (used in) financing activities	103,057	(79,079)

Net increase in cash and cash equivalents	175,222	302,108
Cash and cash equivalents at beginning of period	713,182	365,606

Cash and cash equivalents at end of period	$888,404	$667,714

Supplemental Disclosure of Non-Cash Investing Activities
Common stock issued in connection with acquisitions	$221,221	$3,651,226
Stock options assumed in connection with acquisitions	$65,185	$520,503
Deferred stock compensation assumed in connection with acquisitions	$19,035	$93,558
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
     In April 2004, the Company completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”) in order to expand its customer base and portfolio of products. The Company acquired Kagoor Networks, Inc. (“Kagoor”) and Redline Networks, Inc. (“Redline”) in May 2005 and Peribit Networks, Inc. (“Peribit”) in July 2005 in order to expand its portfolio of products. NetScreen developed, marketed and sold a broad array of integrated network security solutions for enterprises, carriers and government entities. Kagoor developed session border control products to enhance voice-over-Internet Protocol networking for communication carriers. Redline developed application front end platforms for enterprise data centers and public web sites. Peribit developed products that enhance wide-area network (“WAN”) optimization and application delivery.
     The Company offers two categories of products as well as services under three operating segments: Infrastructure, Service Layer Technologies (“SLT”), and Service. The SLT products include the NetScreen, Kagoor, Redline, and Peribit products. The Service segment is managed as one organization and delivers services to customers of the Infrastructure and SLT segments. The Company has included in its results of operations the results of NetScreen beginning on April 16, 2004, the results of Kagoor and Redline beginning on May 2, 2005, and the results of Peribit beginning on July 1, 2005.
Note 2. Summary of Significant Accounting Policies
     Interim Financial Statements
     The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
     Stock-Based Compensation
     The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, was recognized in net income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$84.1	$48.8	$248.5	$69.7
Add: amortization of deferred stock compensation included in reported net income, net of tax	4.0	9.0	8.6	21.0
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(26.4)	(23.8)	(78.4)	(62.8)

Pro forma net income	$61.7	$34.0	$178.7	$27.9

Basic net income per share:
As reported	$0.15	$0.09	$0.45	$0.15
Pro forma	$0.11	$0.06	$0.32	$0.06
Diluted net income per share:
As reported*	$0.14	$0.08	$0.42	$0.13
Pro forma*	$0.10	$0.06	$0.29	$0.05

*	2004 amounts have been restated to include shares issuable upon conversion of the Senior Notes in accordance with EITF 04-8.
     In light of the new accounting guidance under SFAS 123R, which addresses option valuation for employee awards, the Company reevaluated its assumptions used in estimating the fair value of employee options granted starting in the three months ended September 30, 2005. The expected weighted average volatility assumptions used in the three and nine months ended September 30, 2005 were 41% and 42%, respectively, and the expected weighted average volatility assumption used in the three and nine months ended September 30, 2004 were 49% and 63%, respectively.
     Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective beginning on January 1, 2006. The Company does not expect the adoption of EITF 05-6 will have material impact on its consolidated results of operations and financial condition.
     In June 2005, the FASB issued FSP 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. The Company does not expect the adoption of FSP 143-1 will have material impact on its consolidated results of operations and financial condition.

     In June 2005, The FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the adoption of SFAS 154 will have material impact on its consolidated results of operations and financial condition.
     In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006. The Company will adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated results of operations and financial condition.
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
Note 3. Business Combinations
     In July 2005, the Company completed the acquisition of Peribit. In May 2005, the Company completed the acquisitions of Redline and Kagoor. The purchase price for each acquisition consisted of the following (in millions):

	Peribit	Redline	Kagoor
Cash paid	$50.3	$97.5	$58.2
Common stock issued	221.2	—	—
Pre-acquisition loan forgiven	—	3.0	—
Fair value of stock options assumed	36.4	21.1	7.6
Assumed liabilities	—	1.0	—
Acquisition direct costs	4.1	0.5	0.5

Total purchase price	$312.0	$123.1	$66.3

     The total purchase price is likely to increase upon the release of the amounts held in escrow for indemnity obligations.
     Peribit Acquisition
     In July 2005, the Company completed its acquisition of Peribit. The acquisition enabled the Company to secure and assure the delivery and performance of applications over an IP network through premium traffic processing. The acquisition of Peribit will further expand the Company’s customer base and portfolio of products. The acquisition resulted in the issuance of 11.3 million shares of the Company’s common stock with a fair value of approximately $256.4 million to the former shareholders of Peribit, of which, approximately 1.6 million shares with a fair value of $35.2 million are being held in escrow for indemnity obligations prescribed by the merger agreement. This escrow amount is excluded from the total purchase price of $312.0 million. One-half of the indemnity obligations expire on the first anniversary of the closing date and the remaining one-half expires 18 months after the closing date of July 1, 2005. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on April 26, 2005. The Company also assumed all of the outstanding Peribit stock options with a fair value of approximately $36.4 million. Such options were valued using Black-Scholes option pricing model with the volatility assumption of 41%, expected life of 1.8 years, risk-free interest rate of 3.6%, and a market value of the Company’s common stock of $22.62 per share, which was determined as described above.
     Redline Acquisition
     Redline was a pioneer in the development of Application Front End (“AFE”) technology and designed network solutions that improve the performance, flexibility, and scalability of web-enabled enterprise data centers and public web sites. The purchase price for Redline included a cash payment of $97.5 million, a $3.0 million pre-acquisition loan from the Company to Redline which was forgiven, and assumed stock options with an aggregate fair value of $21.1 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.56 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $22.62 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on April 26, 2005. The Company also assumed $1.0 million in net liabilities. Currently excluded from the aggregate purchase price of $123.1 million is an escrow payment of $13.2 million related to Redline’s indemnity obligations which will expire on May 2, 2006.
     Kagoor Acquisition
     Kagoor was a leading provider of session border control products for voice-over-Internet Protocol (VoIP) networking. The purchase price for Kagoor included $58.2 million in cash and assumed stock options with an aggregate fair value of $7.6 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.58 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $21.64 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on March 29, 2005. Currently excluded from the aggregate purchase price of $66.3 million is an escrow payment of $6.8 million related to Kagoor’s indemnity obligations which will expire on May 1, 2006.
     The Company preliminarily allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their fair values, and deferred stock compensation. The excess purchase price over those fair values is recorded as goodwill. A summary of the asset allocations for each acquisition is as follows (in millions):

	Peribit	Redline	Kagoor
Net tangible assets assumed	$3.6	$—	$1.9
Amortizable intangible assets:
Existing technology	26.1	17.2	6.9
Maintenance agreements	1.7	—	0.1
Patents and core technology	6.5	4.9	2.1
End-User relationships	3.8	2.0	1.7
Value-added reseller and distributor relationships	2.5	1.5	0.7
Order backlog	0.2	—	0.1

Total amortizable intangible assets	40.8	25.6	11.6
In-process research and development	3.8	—	1.9
Deferred compensation on unvested stock options	13.2	3.8	2.0
Goodwill	250.6	93.7	48.9

Total purchase price	$312.0	$123.1	$66.3

     Purchased Intangible Assets
     Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The following table presents details of the purchased intangible assets acquired during the nine months ended September 30, 2005 (in millions, except years):

			Customer & Distributor
	Technology		Relationships		Other		Total
	Estimated		Estimated		Estimated
	Useful Life		Useful Life		Useful Life
Acquisition	(in years)	Amount	(in years)	Amount	(in years)	Amount	Amount
Peribit	4	$32.6	5	$6.3	0 – 8	$1.9	$40.8

Redline	4	22.1	5	3.5	—	—	25.6

Kagoor	6	9.0	7	2.4	0 – 6	0.2	11.6

Total		$63.7		$12.2		$2.1	$78.0

     In-Process Research & Development
     The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques in the high-technology communications equipment industry. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and have no alternative future use. IPR&D is expensed upon acquisition. Total IPR&D expense was $3.8 million and $5.7 million for the three and nine months ended September 30, 2005, respectively, and was related to the Peribit and Kagoor acquisitions. Estimated future cost to complete these IPR&D projects was $2.3 million and $0.8 million for Peribit and Kagoor, respectively, at the close of the acquisitions. There was no IPR&D expense in connection with the Redline acquisition.

     Deferred Stock-Based Compensation
     Deferred stock-based compensation represents the intrinsic value of the unvested portion of any options assumed, or options canceled and replaced with the Company’s options, and is amortized as compensation expense over the remaining vesting periods using the graded vesting method. The balance for deferred stock-based compensation is recorded as a reduction to additional paid-in capital.
     The following table presents the activity of deferred stock-based compensation for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$19.2	$69.2	$32.4	$1.2

Acquisitions	13.2	—	19.0	93.5

Amortization	(6.4)	(14.6)	(13.8)	(33.9)

Canceled unvested options	(3.3)	(9.8)	(14.9)	(16.0)

Balance at end of period	$22.7	$44.8	$22.7	$44.8

     The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations in connection with the Peribit, Redline and Kagoor acquisitions have not been presented because the effects of these acquisitions were not material to the Company’s results.
Note 4. Equity Investments
     As of September 30, 2005 and December 31, 2004, the carrying values of the Company’s minority equity investments in privately held companies were $13.7 million and $3.8 million, respectively. During the three and nine months ended September 30, 2005, the Company invested $10.0 million and $11.0 million, respectively, in privately held companies. During the three months ended September 30, 2005, the Company recognized a gain of $1.7 million as a result of the acquisition of one of its portfolio companies with a cost basis of $1.0 million.

Note 5. Goodwill and Purchased Intangible Assets
     The following table presents details of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of September 30, 2005
Technology	$362.2	$(135.5)	$226.7
Other	66.4	(23.0)	43.4

Total	$428.6	$(158.5)	$270.1

As of December 31, 2004
Technology	$286.6	$(82.4)	$204.2
Other	52.1	(14.4)	37.7

Total	$338.7	$(96.8)	$241.9

     During the nine months ended September 30, 2005, intangible assets increased by $89.9 million, of which $40.8 million was related to the acquisition of Peribit in the three months ended September 30, 2005 and $37.2 million was related to the acquisitions of Redline and Kagoor in the three months ended June 30, 2005. The remainder of the increase pertained to a portfolio of patents the Company purchased during the three months ended March 31, 2005. These patents will be amortized over their useful lives, which average 12.1 years.
     Amortization expense of purchased intangible assets of $23.0 million and $18.4 million was included in operating expenses for the three months ended September 30, 2005 and 2004, respectively. Amortization expense of purchased intangible assets of $61.4 million and $38.3 million was included in operating expenses for the nine months ended September 30, 2005 and 2004, respectively. Backlog related amortization of $0.2 million and $0.3 million was included in cost of revenues for the three and nine months ended September 30, 2005, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year ending December 31,	Amount
2005 (remaining three months)	$23.0
2006	91.4
2007	85.9
2008	41.0
2009	13.4
Thereafter	15.4

Total	$270.1

     The Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment analysis during November 2004 and determined that there was no impairment of goodwill at that time. There were no impairment indicators during the three and nine months ended September 30, 2005. The changes in the carrying amount of goodwill during 2005 are as follows (in millions):

Amount
Balance as of December 31, 2004	$4,427.9
Goodwill acquired during the period	393.2
Net additions to existing goodwill	5.4

Balance as of September 30, 2005	$4,826.5

     Goodwill acquired during the nine months ended September 30, 2005 was related to the acquisitions of Kagoor, Redline, and Peribit. In addition, during the first nine months of fiscal 2005, the Company recognized net additions to existing goodwill of $5.4 million primarily due to a $6.0 million pre-acquisition contingency related to an earn-out payable to the shareholders of Neoteris, Inc., a company acquired by NetScreen during November 2003, as certain financial milestones were achieved. The $6.0 million was partially offset by $0.4 million of tax adjustments related to the period of October 1, 2003 to April 15, 2004, before the NetScreen acquisition was completed.
Note 6. Warranties
     Juniper Networks generally offers a one-year warranty on all of its hardware products and a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts and labor obtained through the Company’s 24-hour service center. On occasion, the specific terms and conditions of warranties vary. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations, including material costs, technical support labor costs and associated overhead. The warranty accrual related charges are included in the Company’s cost of revenues and is recorded at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, its estimates of anticipated warranty claim rates, costs per claim, estimated support labor costs, and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
     Changes in the Company’s warranty reserve during the nine months ended September 30, 2005 and 2004 were as follows (in millions):

	As of September 30,
	2005	2004
Beginning balance	$38.9	$35.3
Provisions made during the nine months	22.8	27.3
Changes in estimates	(2.5)	(1.4)
Amount acquired from acquisitions	—	1.8
Actual costs incurred during the nine months	(21.5)	(22.8)

Ending balance	$37.7	$40.2

Note 7. Restructuring Charges
     The Company has implemented several restructuring plans over the last four years, including a restructuring plan in connection with the discontinuation of CMTS products in September 2003, and restructuring plans in connection with the acquisitions of Unisphere Networks in July 2002 and NetScreen in April 2004.
     During the three months ended September 30, 2003, the Company announced that it would no longer develop its G-series CMTS products and recorded a one-time charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities and terminating contracts and other related costs. As of September 30, 2005, $1.6 million related to facility charges remained to be paid through the end of the lease terms, which extend through 2008, of which, $1.0 million is recorded under other long-term liabilities in the Condensed Consolidated Balance Sheet.
     In connection with the acquisition of NetScreen, the remaining restructuring charge as of September 30, 2005 consists primarily of facility charges of $3.1 million that will be paid through the end of the lease terms, which extend through 2008, of which, $1.8 million is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet. In the three months ended June 30, 2005, the Company reversed $6.6 million of the restructuring accrual as a portion of a facility previously included in the restructuring reserve was occupied during the period by the employees of the acquired companies. In the three months ended September 30, 2005, the Company reclassed $0.5 million from the facility accrual to other restructuring accrual.
     In connection with the acquisition of Unisphere Networks, the Company initiated plans to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. As of September 30, 2005, the remaining restructuring charge consists primarily of the $1.2 million facility charges that will be paid through the end of the lease terms, which extend through 2014, of which, $0.9 million is recorded under other long-term liabilities in the Condensed Consolidated Balance Sheet.
     The activity in the accrued restructuring balances related to all the plans mentioned above was as follows during the nine months ended September 30, 2005 (in millions):

	Balance as of			Balance as of
	December 31,	Cash	Change in	September 30,
	2004	Paid	Accrual	2005
Facilities	$16.5	$(2.5)	$(7.3)	$6.7
Contractual commitments and other charges	1.2	(1.1)	0.5	0.6

Total	$17.7	$(3.6)	$(6.8)	$7.3

Note 8. Other Comprehensive Income
     Other comprehensive income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$84.1	$48.8	$248.5	$69.7
Change in net unrealized (losses) gains on investments	(2.1)	2.3	4.3	(4.2)
Change in foreign currency translation adjustment	(0.3)	—	(2.8)	0.5

Total comprehensive income	$81.7	$51.1	$250.0	$66.0

Note 9. Net Income per Share
     The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$84.1	$48.8	$248.5	$69.7

Denominator:
Weighted-average shares of common stock outstanding	561.8	533.9	550.5	478.4
Weighted-average shares subject to repurchase	—	(0.5)	(0.2)	(0.4)

Denominator for basic net income per share	561.8	533.4	550.3	478.0
Common stock equivalents*	43.6	49.2	45.7	56.8

Denominator for diluted net income per share*	605.4	582.6	596.0	534.8

Consolidated net income applicable to common stockholders per share:
Basic	$0.15	$0.09	$0.45	$0.15

Diluted*	$0.14	$0.08	$0.42	$0.13

*	2004 amounts have been restated to include shares issuable upon conversion of the Senior Notes in accordance with EITF 04-8.
     Employee stock options to purchase approximately 27.6 million shares and 14.5 million shares in the three months ended September 30, 2005 and 2004, respectively, and 27.9 million shares and 12.9 million shares in the nine months ended September 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

     Shares issuable upon conversion of the Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) were included in the calculation of the diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 in accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 required retroactive application, therefore the diluted earnings per share for the three and nine months ended September 30, 2004 have been restated.
Note 10. Operating Segments
     An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. It is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
     During the first three months of fiscal 2005, the Company’s CODM and senior management team (together “management”) began to allocate resources and assess performance based on financial information by categories of products and by service. Accordingly, in the first three months of 2005 the Company reported three operating segments: Infrastructure, Security and Service. Following the acquisitions of Kagoor and Redline in the three months ended June 30, 2005 and Peribit in the three months ended September 30, 2005, the Company combined the products from these acquired companies with the Security segment to create the SLT operating segment. As a result, the Company currently has the following operating segments: Infrastructure, SLT, and Service. The Infrastructure segment includes products from the E-, M- and T-series product families. The SLT segment includes Security products and Application Acceleration products. Security products consist of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances, session border control products and the J-series product family. Application Acceleration products consist of application front end platforms and wide area network (“WAN”) optimization platforms. The Service segment is managed as one organization and delivers services to customers of the Infrastructure and SLT segments.
     Prior to fiscal 2005, management evaluated the Company’s performance by geographic theater and by categories of products based only on revenues. Management did not assess the performance of its geographic theaters or categories of products on other measures of income or expenses; therefore, the Company only had one operating segment.
     The change in operating segments was due to a shift in management structure and responsibilities to measure the business based on product and service profitability. Direct costs, such as standard costs, research and development, and product marketing expenses, are applied directly to each operating segment. Indirect costs, such as sales and general and administrative expenses are allocated to each operating segment based on revenue. Prior period information has been included for comparative purposes. Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenues:
Infrastructure	$357.2	$261.8	$991.8	$675.8
Service Layer Technologies	109.3	63.4	290.7	107.3
Service	79.9	49.8	206.0	122.9

Total net revenues	$546.4	$375.0	$1,488.5	$906.0

Operating income:
Infrastructure	$102.6	$74.7	$282.7	$158.5
Service Layer Technologies	(16.3)	(16.4)	(8.9)	(71.7)
Service	22.4	12.6	55.5	26.2

Total operating income	$108.7	$70.9	$329.3	$113.0

Depreciation and amortization of purchased intangible assets and deferred stock compensation included in operating income:
Infrastructure	$12.3	$11.0	$35.8	$33.8
Service Layer Technologies	28.6	31.2	72.3	63.7
Service	2.0	1.4	5.3	4.0

Total depreciation and amortization included in operating income	$42.9	$43.6	$113.4	$101.5

     The Company attributes sales to geographic theater based on the customer’s ship-to location. The following table shows net revenue by geographic theater (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Americas:
United States	$237.7	$183.4	$640.7	$399.2
Other	0.1	10.1	20.0	41.4

Total Americas	237.8	193.5	660.7	440.6
Europe, Middle East and Africa	175.4	100.3	430.1	247.4
Asia Pacific:
Japan	53.0	22.0	170.4	84.8
Other	80.2	59.2	227.3	133.2

Total Asia Pacific	133.2	81.2	397.7	218.0

Total	$546.4	$375.0	$1,488.5	$906.0

     One customer accounted for 12% and 14% of the Company’s net revenues for the three and nine months ended September 30, 2005, respectively. The revenue attributed to this significant customer was derived from the sale of products and services in all three operating segments. During the three months ended September 30, 2004, two customers individually accounted for 14% and 10% of net revenues. During the nine months ended September 30, 2004, one customer accounted for 15% of net revenue. Revenue attributed to these significant customers was derived from the sale of products and services in all three operating segments.
     The Company tracks assets by physical location. Over 90% of the Company’s assets, including property and equipment, as of September 30, 2005 and 2004 were attributable to its U.S. operations.

Note 11. Income Taxes
     The Company recorded tax provisions of $41.1 million and $24.6 million for the three months ended September 30, 2005 and 2004, or effective tax rates of 33% and 34%, respectively. The Company recorded tax provisions of $119.8 million and $47.9 million for the nine months ended September 30, 2005 and 2004, or effective tax rates of 33% and 41%, respectively. The 2004 rates for each period differ from the 2005 rates primarily due to the inability to deduct an IPR&D charge and other charges and losses incurred in 2004. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $30.8 million and $95.4 million for the three months and nine months ended September 30, 2005, respectively, and were reflected as an increase to additional paid-in capital.
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
     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends for controlled foreign corporations. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. The Company will complete an evaluation of the Jobs Creation Act and the effects on tax liabilities by December 31, 2005. Based on the evaluation to date, the Company currently expects that it will take advantage of this provision of the Jobs Creation Act within a range yet to be determined.
Note 12. Commitments and Contingencies
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
     The Company uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2005 and 2004, in other income/(expense) on its consolidated statements of operations.
     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statements of operations at that time. For the three and nine months ended September 30, 2005 and 2004, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.
     Purchase Commitments
     The Company does not have firm purchase commitments with its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate material supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $161.9 million as of September 30, 2005, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers. The Company does not incur a liability for products built by the contract manufacturer until its customer’s order has been fulfilled and the order is shipped. However, if the components go unused, the Company may be assessed carrying charges or obsolete charges. As of September 30, 2005, the Company had accrued $18.3 million based on its estimate of such charges.
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
     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.
     Federal Securities Class Action Suit
     During the three months ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. The appeal has been fully briefed by the parties. Oral argument on the appeal is scheduled for December 2005.
     State Derivative Claim Based on the Federal Securities Class Action Suit
     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. After having their previous complaints dismissed with leave to amend, Plaintiffs lodged a third amended complaint in August 2004. Defendants demurred to the third amended complaint. On November 18, 2004, the Court sustained defendants’ demurrer without leave to amend and entered an order of final judgment against plaintiffs. In January 2005, plaintiffs filed a notice of appeal from this ruling. There has not yet been any briefing or argument on appeal. Plaintiffs filed their opening appellate brief on July 28, 2005. Defendants filed their response brief on October 28, 2005. Plaintiffs’ reply brief is due in mid-November 2005. Oral argument has not yet been scheduled.
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
Note 14. Subsequent Events
     Acorn Acquisition
     In October 2005, the Company announced that it had signed a definitive agreement to acquire Acorn Packet Solutions, Inc. (“Acorn”) in a transaction valued at up to approximately $8.7 million. The acquisition closed on October 20, 2005 and will be included in the Company’s results of operations for the year ending December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ ‘forecasts,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Factors That May Affect Future Results” and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.
     The following discussion is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to sales returns, warranty costs, allowance for doubtful accounts, impairment of long-term assets including goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, income tax related accruals and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Overview of the Results of Operations
     To aid in understanding our operating results for the three and nine months ended September 30, 2005 and 2004, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.
     Significant Events
     In July 2005, we completed our acquisition of Peribit Networks, Inc. (“Peribit”). In May 2005, we completed our acquisition of Redline Networks, Inc. (“Redline”) and Kagoor Networks, Inc. (“Kagoor”). In April 2004, we completed our acquisition of NetScreen Technologies, Inc. (“NetScreen”). We have included in our results of operations the results of Peribit beginning on July 1, 2005 and the results of Redline and Kagoor beginning on May 2, 2005. The inclusion of these acquisitions in our results of operations has a small impact on the revenues, cost of revenues, and operating expenses for the three months and nine months ended September 30, 2005 when compared to the three and nine months ended September 30, 2004. We have included in our results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.
     Revenues
     Juniper’s customers consist of service providers, enterprises, governments and research and education institutions worldwide who purchase products and services for building networks that are tailored to the specific needs of their users, services and applications. Our revenue growth in 2004 and the first nine months of 2005 are primarily as a result of the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network and as a result of the expansion of our product portfolio through both acquisition and internal development. A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T and MCI). This consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences. Our revenues and quarterly results are also subject to fluctuations due to a number of other factors, including, but are not limited to, limited visibility into customer spending plans, changes in the mix of products sold, changing market conditions, including some customer and potential customer consolidation, customer concentration, long sales and implementation cycles, regional economic and political conditions and seasonality. For example, many companies experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. Moreover, a substantial portion of our business and revenue depends on the growth of IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business and financial results.
     Nature of Expenses
     During the three months ended March 31, 2005, our chief operating decision maker and senior management team (together “management”) began to allocate resources and assess performance based on financial information by categories of products and by services; therefore beginning on January 1, 2005 we had three operating segments: Infrastructure, Security and Service. Following the acquisitions of Kagoor and Redline in the second quarter of 2005 and Peribit in the third quarter of

2005, we combined the products from these acquired companies with the Security segment to create an operating segment known as Service Layer Technologies (“SLT”). As a result, we currently have the following operating segments: Infrastructure, SLT, and Service. The Infrastructure segment includes products from the E-, M-, and T-series product families. The SLT segment includes Security products and Application Acceleration products. Security products consist of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances, session border control products and the J-series product family. Application Acceleration products consist of application front end appliances and wide area network (“WAN”) optimization platforms. The Service segment is managed as one organization and delivers services to customers of the Infrastructure and SLT segments. The change in operating segments was due to a shift in management structure and responsibilities to measure the business on product and service profitability. Direct costs, such as product costs, research and development, and product marketing expenses, are applied directly to each operating segment. Indirect costs, such as sales and general and administrative expenses are allocated to each operating segment based on revenue.
     Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers; accordingly, most of our cost of product revenues consists of payments to our independent contract manufacturers for the agreed product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our primary independent contract manufacturers perform manufacturing for us primarily in Canada, China, Malaysia, and the United States. Generally, our contract manufacturers retain title to the underlying components and finished goods inventory until our customers take title to the assembled final product upon shipment from the contract manufacturer’s facility.
     The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges. Carrying and obsolete charges have decreased in the past year as the global economy and our product revenue improved.
     Employee related costs have historically been the primary driver of our operating expenses, and we expect this trend to continue. Employee related costs include items such as wages, commissions, bonuses, vacation, benefits and travel. We increased our headcount from approximately 2,735 employees as of September 30, 2004 to approximately 3,784 employees as of September 30, 2005. The Peribit acquisition contributed approximately 130 of this headcount increase in the third quarter of 2005; the Redline and Kagoor acquisitions contributed approximately 150 of this headcount increase in the second quarter of 2005.
     Facility and information technology departmental costs are allocated to other departments based on headcount. These departmental costs have increased each of the last two years due to increases in headcount and facility leases resulting from acquisitions, additional infrastructure systems and general expansion to support our growth.
     Research and development expenses also include:
•	the costs of developing our products,

•	outside services, such as certifications of new products,

•	and equipment used for testing.
     Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred. We have increased our investment in research and development during the first nine months of 2005 compared to prior years to further advance our competitive advantage.
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
     During the three and nine months end September 30, 2005, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Results of Operations
     We have included in our results of operations the results of NetScreen beginning on April 16, 2004; therefore, revenues, cost of revenues and operating expenses are significantly greater during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In addition, we have included in the results of operations the results of Kagoor and Redline beginning on May 2, 2005 and the results of Peribit beginning on July 1, 2005, which contributed partially to the increases in revenues, cost of revenues, and operating expenses for the three and nine months ended September 30, 2005 when compared to the three and nine months ended September 30, 2004.

     Net Revenues
     The following table shows product and service net revenues for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
Net revenues:
Product	$466.4	85%	$325.2	87%	$1,282.4	86%	$783.1	86%
Service	79.9	15%	49.8	13%	206.1	14%	122.9	14%

Total net revenues	$546.4	100%	$375.0	100%	$1,488.5	100%	$906.0	100%

     Net product revenues increased $141.2 million and $499.3 million in the three and nine months ended September 30, 2005 compared to the same periods in 2004 primarily as a result of the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network and as a result of the expansion of our product portfolio through both acquisition and internal development. An analysis of the change in revenue by Infrastructure and SLT segments, and the change in units, can be found below in the section titled “Segment Information.”
     Net service revenues increased $30.1 million and $83.2 million in the three and nine months ended September 30, 2005 compared to the same periods in 2004 primarily due to the growth in support services and, to a lesser degree, the growth in professional services. The growth in the support services was largely due to improved attach and renewal rates, primarily across the SLT product lines, and to our growing installed base. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts that are typically for one-year renewable periods and provide for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts and professional services, we also provide educational services.
     Siemens accounted for greater than 10% of our net revenues during the three and nine months ended September 30, 2005 and 2004.
     The following table shows the percent of total net revenues by geographic theater:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Americas	44%	51%	44%	49%
Europe, Middle East, and Africa	32%	27%	29%	27%
Asia Pacific	24%	22%	27%	24%
     Net revenues attributable to the United States were $237.7 million and $640.7 million for the three and nine months ended September 30, 2005, respectively, and $183.4 million and $399.2 million for the three and nine months ended September 30, 2004, respectively. Japan accounted for $53.0 million and $170.4 million for the three and nine months ended September 30, 2005, respectively, and $22.0 million and $84.8 million for the three and nine months ended September 30, 2004, respectively. We continue to experience a relatively uneven distribution of revenue among our three geographic theaters, and we expect this trend to continue.

     Cost of Revenues
     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	GM %	2004	GM %	2005	GM %	2004	GM %
Cost of revenues:
Product	$131.9	72%	$87.7	73%	$365.7	71%	$218.2	72%
Service	39.2	51%	25.3	49%	103.8	50%	65.6	47%

Total cost of revenues	$171.1	69%	$113.0	70%	$469.5	68%	$283.8	69%

     Cost of product revenues increased $44.2 million and $147.5 million in the three and nine months ended September 30, 2005 compared to the same periods in 2004, while the product gross margin decreased by one percentage point in the 2005 periods compared to the 2004 periods.
     The increase in absolute dollars was primarily due to the increase in product revenue. As we have expanded our market share and entered more markets, we have begun to experience increased price competition and we expect to see continued price competition and pressure on our product gross margins in the future. Nevertheless, our revenues increased in absolute dollars and our product gross margins have not experienced a significant decline compared to the period a year-ago.
     Cost of service revenues increased $13.9 million and $38.2 million in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, and the service gross margin increased two percentage points and three percentage points in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase in service gross margin is primarily attributable to a larger revenue increase when compared to the increase in headcount and outside services fees, both of which were needed to support the growing installed base. Outside services increased $4.2 million and $13.7 million for the three and nine months ended September 30, 2005, respectively. Employee related expenses increased $4.2 million and $13.6 million for the three and nine months ended September 30, 2005, respectively. Expense associated with spares increased $3.1 million and $4.0 million for the three and nine months ended September 30, 2005, respectively.
     Operating Expenses
     (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
Research and development	$90.5	17%	$64.9	17%	$247.9	17%	$169.6	19%
Sales and marketing	$116.2	21%	$82.0	22%	$309.9	21%	$201.2	22%
General and administrative	$26.8	5%	$12.4	3%	$57.7	4%	$38.7	4%
     Research and development expenses for the three months ended September 30, 2005 increased $25.6 million compared to the same period in 2004 due primarily to increases in personnel related expenses of $13.1 million, engineering and testing expenses of $4.2 million, and equipment related expenses of $1.8 million. Research and development expenses for the nine months ended September 30, 2005 increased $78.3 million compared to the same period in 2004 due primarily to increases in personnel related expenses of $43.3 million, engineering and testing expenses of $6.4 million, equipment related expenses of $6.1 million, and outside services of $5.2 million. The increases in personnel related expenses for both the three and nine month periods were primarily due to additional hires in the engineering organization to support product innovation for existing product lines and to support the development of newly acquired product lines.
     Sales and marketing expenses during the three months ended September 30, 2005 increased $34.2 million compared to the same period in 2004 due primarily to increases in personnel related expenses of $17.8 million, increases in marketing related activities of $2.9 million, increases in equipment related expenses of $2.6 million, and increases in outside services of $1.5 million. Sales and marketing expenses for the nine months ended September 30, 2005 increased $108.8 million compared to the same period in 2004 due to increases in personnel related expenses of $62.7 million, increases in marketing related activities of $7.3 million, increases in outside services of $4.3 million, and increases in equipment related expenses of $3.7 million. Personnel related expenses increased in both the three and nine month periods primarily due to additional hires to support the expansion of our distribution channels and customer base, as well as to support the larger portfolio of products. Marketing related activities increased primarily as a result of specific activities designed to expand and improve our distribution channels, and increase awareness of our products to a broader range of customers.
     General and administrative expenses for the three months ended September 30, 2005 increased $14.4 million compared to the same period in 2004 due primarily to a $10.0 million patent licensing expense and increases in personnel related expenses of $1.7 million. The total increase in general and administrative expenses of $19.0 million for the nine months ended September 30, 2005 as compared to the same period in 2004 was due primarily to the $10.0 million patent licensing expense and increases in personnel related expenses of $5.9 million. The $10.0 million patent licensing expense pertained to an agreement we entered into with a third-party to avoid future disputes and cover certain licensing rights.
     Other Operating Expenses
     The following table shows other operating expenses for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
In-process research and development	$3.8	$—	$5.7	$27.5
Integration costs	$—	$—	$—	$5.1
Restructuring costs	$(0.2)	$(1.2)	$(6.8)	$(5.1)
Amortization of purchased intangibles and deferred stock compensation	$29.4	$33.0	$75.3	$72.2
     Of the total Peribit purchase price, $3.8 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the three months ended September 30, 2005. None of the Redline purchase price was allocated to IPR&D. Of the total Kagoor purchase price, $1.9 million has been allocated to in-process research and development and was expensed in the three months ended June 30, 2005, compared to the $27.5 million allocated IPR&D from the NetScreen acquisition in the three months ended June 30, 2004. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Peribit, Kagoor and NetScreen had multiple IPR&D efforts under way for certain current and future product lines. For Peribit, these efforts included the development of next versions of software for the Sequence Reducer (“SR”) family, Sequence Mirror (“SM”) family, the Central Management System (“CMS”) products, as well as a hardware program for both the SR and SM families. For Kagoor, these efforts included a variety of signaling protocols and next generation products and operating systems. For NetScreen, these efforts included integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. We utilized the discounted cash flow (“DCF”) method to value the IPR&D, using rates ranging from 18% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the Kagoor acquisition, it was estimated that these development efforts would be completed over the next nine to twelve months at an estimated cost of approximately $0.8 million. At the time of the Peribit acquisition, it was estimated that these development efforts would be completed over the next two months at an estimated cost of approximately $2.3 million.
     We did not incur material integration expenses in the three and nine months ended September 30, 2005. We incurred integration expenses of $5.1 million in the three and nine months ended September 30, 2004 resulting from our acquisition of NetScreen. Integration expenses are incremental costs directly related to the integration of the two companies, which consisted principally of facility related expenses, workforce related expenses and professional fees. We estimate that the majority of the integration costs related to Peribit, Redline, Kagoor, and NetScreen have been incurred and that there will be a minimal amount of additional integration costs in the foreseeable future.
     During the three and nine months ended September 30, 2005, we reduced our restructuring accruals by $0.2 million and $6.8 million, respectively. We adjusted the restructuring accrual due to additional sublease income related to a former Netscreen building in the third quarter of 2005; we re-occupied a portion of the former NetScreen facility previously included in the restructuring reserve as a result of the Redline and Kagoor acquisitions in the second quarter of 2005. During the three and nine months ended September 30, 2004, we decreased our restructuring accruals by a total of $1.2 million and $5.1 million, respectively, primarily due to changes in our facility estimates.
     Amortization of purchased intangibles and deferred stock compensation is made up of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Amortization of purchased intangibles	$23.0	$18.4	$61.5	$38.3
Amortization of deferred stock compensation	6.4	14.6	13.8	33.9

Amortization of purchased intangibles and deferred stock compensation	$29.4	$33.0	$75.3	$72.2

     Amortization of purchased intangibles increased $4.6 million and $23.2 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increases were primarily due to amortization related to the $40.8 million, $25.6 million, and $11.6 million of purchased intangibles acquired in the Peribit, Redline, and Kagoor acquisitions, respectively. Purchased intangibles are being amortized on a straight-line basis over their estimated useful lives of between four and eight years.
     Amortization of deferred stock compensation decreased $8.2 million and $20.1 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The decreases were due to the use of the graded-vesting method and the termination of NetScreen employees, partially offset by increases in the deferred stock compensation resulting from the Peribit, Redline, and Kagoor acquisitions. The amortization of deferred stock compensation is adjusted quarterly to account for terminated employees.

     Other Income and Expenses
     The following table shows other income and expenses for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and other income	$15.6	$6.4	$40.1	$16.7
Interest and other expense	$(0.9)	$(1.0)	$(2.7)	$(5.0)
Gain (loss) on equity investments	$1.7	$(2.9)	$1.7	$(2.9)
Loss on redemption of convertible subordinated notes	$—	$—	$—	$(4.1)
     For the three and nine months ended September 30, 2005, interest and other income increased $9.2 million and $23.4 million compared to the same periods in 2004 as a result of higher cash, cash equivalents and investment balances, and an increase in interest rates.
     For the three and nine months ended September 30, 2005, interest and other expenses decreased $0.1 million and $2.3 million as a result of the retirement of the subordinated notes during the second quarter of fiscal year 2004 and favorable foreign exchange fluctuation.
     For the three and nine months ended September 30, 2005, we recorded a gain of $1.7 million in connection with an acquisition of a privately held company in our investment portfolio. During the three and nine months ended September 30, 2004, we recorded a charge of $2.9 million related to our investments in privately held companies due to other-than-temporary impairment.
     Provision for Income Taxes
     We recorded tax provisions of $41.1 million and $24.6 million for the three months ended September 30, 2005 and 2004, or effective tax rates of 33% and 34%, respectively. We recorded tax provisions of $119.8 million and $47.9 million for the nine months ended September 30, 2005 and 2004, or effective tax rates of 33% and 41%, respectively. The 2004 rates for each period differ from the 2005 rates primarily due to the inability to deduct an IPR&D charge and other charges and losses incurred in 2004. Our income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $30.8 million and $95.4 million for the three months and nine months ended September 30, 2005, respectively, and were reflected as an increase to additional paid-in capital.
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
     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends for controlled foreign corporations. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. We will complete an evaluation of the Jobs Creation Act and its effects on tax liabilities by December 31, 2005. Based on our evaluation to date, we currently expect that we will take advantage of this provision of the Jobs Creation Act within a range yet to be determined.
     In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation is anticipated to be effective no earlier than the first quarter of 2006, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. We are currently analyzing the proposed Interpretation and have not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.
     Segment Information
     A description of the products and services for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. We began to track financial information by our three operating segments during 2005 as our management structure and responsibilities began to measure the business based on product and service profitability. We have included segment financial data for the three and nine months ended September 30, 2004 for comparative purposes.
     Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenues:
Infrastructure	$357.2	$261.8	$991.8	$675.8
Service Layer Technologies	109.3	63.4	290.7	107.3
Service	79.9	49.8	206.0	122.9

Total net revenues	$546.4	$375.0	$1,488.5	$906.0

Operating income:
Infrastructure	$102.6	$74.7	$282.7	$158.5
Service Layer Technologies	(16.3)	(16.4)	(8.9)	(71.7)
Service	22.4	12.6	55.5	26.2

Total operating income	$108.7	$70.9	$329.3	$113.0

Depreciation and amortization of purchased intangible assets and deferred stock compensation included in operating income:
Infrastructure	$12.3	$11.0	$35.8	$33.8
Service Layer Technologies	28.6	31.2	72.3	63.7
Service	2.0	1.4	5.3	4.0

Total depreciation and amortization included in operating income	$42.9	$43.6	$113.4	$101.5

     Infrastructure Operating Segment
     Infrastructure net revenues increased due to the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network. The following table shows infrastructure revenue units recognized and ports shipped for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Infrastructure chassis revenue units	2,377	1,985	7,185	4,854
Infrastructure ports shipped	34,797	28,197	112,580	80,349
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
     Service Layer Technologies Operating Segment
     The SLT operating segment consists of Security products and Application Acceleration products primarily acquired through the Peribit, Redline, Kagoor, and NetScreen acquisitions. We have included the revenue and operating results of Peribit beginning on July 1, 2005 and Redline and Kagoor beginning on May 2, 2005. Beginning on April 16, 2004, we have included the revenue and operating results of Netscreen. The following table shows SLT revenue units recognized for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service Layer Technologies revenue units	54,000	21,346	127,000	40,485
     Net revenues attributable to the SLT products during the three and nine months ended September 30, 2005 were based on approximately 54,000 units and 127,000 units, respectively. The higher net revenues in the 2005 periods as compared to the 2004 periods is primarily due to the revenue growth in the Security segment. Additionally, the purchase accounting adjustments related to the Netscreen acquisition, which negatively impacted the revenue and operating results in the 2004 periods. The inclusion of the Peribit, Redline, and Kagoor results also contributed to a small increase in revenue during the three and nine months ended September 30, 2005 compared to the same periods in 2004. The higher depreciation and amortization expense attributable to the SLT segment compared to that of the Infrastructure segment is primarily due to the purchased intangible assets and deferred stock compensation that resulted from the Peribit, Redline, Kagoor, and NetScreen acquisitions.

     Service Operating Segment
     Net service revenues increased in the three and nine months ended September 30, 2005 compared to the same periods in 2004 primarily due to the growth in support services and, to a lesser degree, the growth in professional services. The growth in the support services was largely due to improved attach and renewal rates, primarily across the SLT product lines, and to our growing installed base. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts that are typically for one-year renewable periods.
     Service operating income increased as a result of the revenue growth experienced in the Infrastructure segment and the SLT segment, partially offset by increases in operating costs, primarily due to personnel related costs.
     Liquidity and Capital Resources
     Overview
     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$888.4	$713.2
Short-term investments	497.7	404.7
Long-term investments	599.0	595.2

Total cash and investments	$1,985.1	$1,713.1
Restricted cash	$38.3	$31.2
Working capital	$1,157.9	$910.9
     Working capital increased primarily due to cash provided by operations and the issuance of common stock through employee stock option exercises and employee stock purchase plans. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.
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
     Cash Requirements and Contractual Obligations
     Our principal commitments as of September 30, 2005 consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”). The contractual obligations under operating leases are primarily for our facilities, which extend through May 2014.
     The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. The carrying value of the Senior Notes as of September 30, 2005 was $400.0 million.
     In July 2005, we paid, net of cash acquired, $43.8 million to acquire Peribit. Excluded from the purchase price are approximately 1.6 million shares of common stock with a fair value of $35.2 million for indemnity obligations prescribed by the merger agreement. One-half of the indemnity obligation will expire in July 2006 and the remaining one-half will expire in January 2007.
     In May 2005, we paid, net of cash acquired, $99.8 million and $55.4 million to acquire Redline and Kagoor, respectively. Excluded from the purchase prices are escrow payments of $13.2 million and $6.8 million related to Redline’s and Kagoor’s indemnity obligations, respectively, which will expire in May 2006.
     We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate material supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $161.9 million as of September 30,

2005, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers. We do not incur a liability for products built by the contract manufacturer until it fulfills our customer’s order and the order ships. However, if the components go unused, we may be assessed carrying charges or obsolete charges. As of September 30, 2005, we had accrued $18.3 million based on our estimate of such charges.
     Operating Activities
     Net cash provided by operating activities was $445.4 million for the nine months ended September 30, 2005, and $297.0 million for the nine months ended September 30, 2004. The cash provided by operating activities for each period was due to our net income adjusted by:
•	recurring non-cash charges of $214.3 million for the nine months ended September 30, 2005, and $139.8 million for the nine months ended September 30, 2004, for the tax benefit of employee stock option plans, depreciation expense and amortization expenses of purchased intangible assets, purchased in-process research and development charges, deferred stock compensation and debt issuance costs; and

•	changes in operating assets and liabilities of $(17.4) million for the nine months ended September 30, 2005, and $87.4 million for the nine months ended September 30, 2004, were in the normal course of business. Net cash used during the nine months ended September 30, 2005 was primarily attributable to increases in net accounts receivable of $43.5 million, prepaid expenses, other current assets, and other long-term assets of $37.3 million, and decreases in other accrued liabilities of $28.3 million, partially offset by increases in deferred revenue of $57.5 million and accounts payable of $35.5 million. Net cash provided during the nine months ended September 30, 2004 was primarily attributable to increases in deferred revenue of $83.9 million, other accrued liabilities of $51.8 million, and accounts payable of $20.9 million, partially offset by increases in net accounts receivable of $56.1 million, and prepaid expenses, other current assets, and other long-term assets of $17.8 million. Deferred revenue increased during the nine months ended September 30, 2005 primarily due to increases in deferred service revenue as a result of the growth in the Service business, partially offset by revenue recognized from deferred product revenue. Deferred revenue increased during the nine months ended September 30, 2004 primarily due to increases in deferred product revenue, and to a lesser degree, increases in deferred service revenue.
     Investing Activities
     Net cash used in investing activities was $373.3 million for the nine months ended September 30, 2005, and net cash provided by investing activities was $84.2 million for the nine months ended September 30, 2004. Recurring investing activities included capital expenditures of $58.9 million for the nine months ended September 30, 2005, and $44.7 million for the nine months ended September 30, 2004. We have also made investments in securities classified as available-for-sale and sold investments to fund ongoing operations and the retirement of our subordinated notes during the second quarter of 2004. The net change in our minority equity investments in privately held companies was $9.8 million and $1.2 million during the nine months ended September 30, 2005 and 2004, respectively.
     During the nine months ended September 30, 2005, we had an increase in restricted cash due mainly to the establishment of an escrow account in connection with the acquisition of Kagoor.
     Financing Activities
     Net cash flow from financing activities was an inflow of $103.1 million for the nine months ended 30, 2005, and outflow of $79.1 million for the nine months ended September 30, 2004. The cash provided during these periods was through the issuance of common stock related to employee option exercises and stock purchase plans. We retired our subordinated notes in the second quarter of 2004.
     Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective January 2006. We do not expect the effect of EITF 05-6 will have material impact on our consolidated results of operations and financial condition.
     In June 2005, the FASB issued FSP 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires the commercial user to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. We do not expect the effect of FSP 143-1 will have material impact on our consolidated results of operations and financial condition.
     In June 2005, The FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the effect of SFAS 154 will have material impact on our consolidated results of operations and financial condition.
     In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for us beginning on January 1, 2006. We will adopt the provisions of SFAS 123(R) using a modified prospective application. Under modified prospective application, SFAS 123(R), which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (see Note 2 in the Notes to Consolidated Financial Statements). We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated results of operations and financial condition.
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
     Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties and constrained spending on network expansion has previously resulted (for example, in 2001 and 2002), and may in the future, result in decreased revenues and earnings and could also negatively impact our ability to forecast and manage our contract manufacturer relationships. Economic downturns may also lead to restructuring initiatives and associated expenses and impairment of investments. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties and reductions in spending on network expansion could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.
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
     The factors that may affect the unpredictability of our quarterly results include, but are not limited to, limited visibility into customer spending plans, changes in the mix of products sold, changing market conditions, including some customer and potential customer consolidation, customer concentration, long sales and implementation cycles, regional economic and political conditions and seasonality. For example, many companies experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters.
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
     A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens accounted for greater than 10% of our net revenues during the three and nine months ended September 30, 2005 and 2004, respectively. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of these customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T and MCI). This consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences.
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
     A substantial portion of our business and revenue depends on the growth of IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business and financial results.
     We rely on value-added resellers and distribution partners to sell our products, and disruptions to or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these distributors and value-added resellers. The loss of or reduction in sales to these value-added resellers or distributors could materially reduce our revenues. Our competitors may in some cases be effective in incentivizing resellers or potential resellers to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with these distribution partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.
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
     We have made, and may continue to make, acquisitions in order to enhance our business. We recently completed the acquisitions of Kagoor, Redline, Peribit, and Acorn. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. For example, although we completed the acquisition of NetScreen in April 2004, integration of the products, operations, and personnel is a continuing activity and will be for the foreseeable future. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition.

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
     Our product gross margins will vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess inventory or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to inventory holding periods if our forecasts do not accurately anticipate product demand, or our introduction of new products or entry into new markets with different pricing and cost structures.
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
     We depend primarily on independent contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Each of these factors could adversely affect our business and financial results.
     Our reported financial results could suffer if there is an impairment of goodwill or other intangible assets with indefinite lives.
     We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with the Peribit, Redline, Kagoor, and NetScreen acquisitions, other completed acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. We cannot accurately predict the amount and timing of any impairment of assets.
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
     Litigation or claims regarding intellectual property rights may be time consuming, expensive and require a significant amount of resources to prosecute, defend or make our products non-infringing.
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
     We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and also depend on the operations of our contract manufacturers and suppliers that are located inside and outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest, natural disasters, epidemic disease, war, or economic instability in a specific country or region, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses and financial condition.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.
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
     The following table presents hypothetical changes in fair value of the financial instruments held at September 30, 2005 that are sensitive to changes in interest rates (in millions):

				Fair Value
	Valuation of Securities Given an Interest Rate			as of	Valuation of Securities Given an Interest
	Decrease of X Basis Points (BPS)			September	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	30, 2005	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$256.6	$255.1	$253.6	$252.1	$250.6	$249.1	$247.6
Corporate bonds and notes	642.6	639.2	635.8	632.5	629.1	625.7	622.3
Asset backed securities and other	362.9	362.4	361.9	361.4	361.0	360.5	360.0

Total	$1,262.1	$1,256.7	$1,251.3	$1,246.0	$1,240.7	$1,235.3	$1,229.9

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
     We use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three months and nine months ended September 30, 2005 and 2004, in other income/(expense) on its consolidated statements of operations.
     In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income/(expense) on the consolidated statements of operations at that time. For the three and nine months ended September 30, 2005 and 2004, there were no material net gains or losses recognized in other income/(expense) relating to hedges of forecasted transactions that did not occur.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files under the Securities Exchange Act of 1934 accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in Internal Controls Over Financial Reporting
     There has been no significant change in our internal controls over the financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.
     Federal Securities Class Action Suit
     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. The hearing on defendants’ motion to dismiss was held in September 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend. In April 2004, the plaintiffs filed a notice of appeal. The appeal has been fully briefed by the parties. Oral argument on the appeal is scheduled for December 2005.
     State Derivative Claim Based on the Federal Securities Class Action Suit
     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. After having their previous complaints dismissed with leave to amend, Plaintiffs lodged a third amended complaint in August 2004. Defendants demurred to the third amended complaint. On November 18, 2004, the Court sustained defendants’ demurrer without leave to amend and entered an order of final judgment against plaintiffs. In January 2005, plaintiffs filed a notice of appeal from this ruling. Defendants filed their response brief on October 28, 2005. Plaintiffs’ reply brief is due in mid-November 2005. Oral argument has not yet been scheduled.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs(2)

February 1 – 28, 2005	2,994	$0.52	—	$186,390,054
April 1 – 30, 2005	44	$7.83	—	$186,390,054
July 1 – 31, 2005	—	$—	—	$186,390,054
August 1 – 31, 2005	3,479	$0.36	—	$186,390,054
September 1 – 30, 2005	—	$—	—	$186,390,054
Total	6,517	$0.33	—	$186,390,054

(1)	During the nine months ended September 30, 2005, the Company repurchased 6,517 shares of common stock at an average price of $0.33 per share. These shares were repurchased from former employees pursuant to the terms of restricted stock agreements that enable the Company to repurchase unvested shares upon the applicable employees’ termination of employment. As of September 30, 2005, there were a total of 74,903 shares of restricted common stock repurchasable by the Company.

(2)	In July 2004, Company’s Board of Directors authorized a stock repurchase program. This program authorizes repurchases up to $250 million. The program does not have a specified expiration date. No repurchases occurred in the nine months ended September 30, 2005. As of September 30, 2005, the Company had total authorization of future repurchases of approximately $186.4 million remaining in the program. No repurchase programs have expired or been terminated during the period covered by the above table.
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
November 3, 2005

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