Form 10-K
period 2005-12-31
JUNIPER NETWORKS INC
filed 2006-03-07
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filed ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $9,865,094,000 as of the end of the Registrant’s second fiscal quarter, (based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2005).
As of February 28, 2006 there were approximately 562,852,000 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2005.

PART I
ITEM 1. Business
Overview
     We design and sell products and services that together provide our customers with secure and assured Internet Protocol (“IP”) networking solutions. Our solutions are incorporated into the global web of interconnected public and private networks across which a variety of media, including voice, video and data, travel to and from end users around the world. Our network infrastructure solutions enable service providers and other network-intensive businesses to support and deliver services and applications on a highly efficient and low cost integrated network.
     In 2004, we completed the acquisition of NetScreen Technologies, Inc. (“NetScreen”) and in 2005, we completed the following five acquisitions: Kagoor Networks, Inc. (“Kagoor”), Redline Networks, Inc (“Redline”), Peribit Networks, Inc. (“Peribit”), Acorn Packet Solutions, Inc. (“Acorn”), and Funk Software, Inc. (“Funk”). As a result of the these acquisitions, we expanded our customer base and portfolio of products, and now offer two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks router portfolio and Acorn products, and Service Layer Technologies (“SLT”) products, which consist predominately of the former Funk, Peribit, Redline, Kagoor, and NetScreen products.
     During 2005, our operations were organized into the following three operating segments: Infrastructure, SLT, and Service. Our Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. Our SLT segment offers solutions that meet a broad array of our customer’s priorities, from protecting the network itself, and protecting data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, our secure networking solutions help enable our customers to convert networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased reliability and security to end users. Our Service segment delivers world-wide services to customers of the Infrastructure and SLT segments. Subsequent to 2005, we re-aligned our product groups and will report Kagoor products in the Infrastructure segment beginning in 2006.
     During our fiscal year ended December 31, 2005, we generated net revenues of $2.06 billion and conducted business in approximately 75 countries. See the information in Item 8 for more information on our consolidated financial position as of December 31, 2005 and 2004 and our consolidated results of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2005.
     We were incorporated in California in 1996 and reincorporated in Delaware in 1997. Our corporate headquarters is located in Sunnyvale, California. Our website address is www.juniper.net.
Our Strategy
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
     Maintain and Extend Technology Leadership. Our application-specific integrated circuit (ASIC) technology, operating system and network-optimized product architecture have been key elements to establishing our technology leadership. We believe that these elements can be leveraged into future products we are currently developing. We intend to maintain and extend our technological leadership in the network infrastructure and security markets primarily through innovation and continued investment in our research and development departments, supplemented by external partnerships, including strategic alliances, as well as acquisitions that would allow us to deliver a broader range of products and services to customers in target markets.
     Leverage Position as Supplier of Purpose-Built Network Infrastructure and Security. From inception we have focused on designing and building IP network infrastructure for service providers and network intensive businesses and have integrated purpose-built technology into a network optimized architecture that specifically meets our customers’ needs. We believe that many of these customers will deploy networking equipment from only a few vendors. We believe that the purpose-built nature of our products provide us with a competitive advantage, which is critical in gaining rapid penetration as one of these selected vendors.
     Be Strategic to Our Customers. In developing our infrastructure and SLT solutions, we work very closely with customers to design and build a product specifically to meet their complex needs. Over time, we have expanded our understanding of the challenges facing these customers. That increased understanding has enabled us to subsequently design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployment to date. We plan to continue to work very closely with our customers to implement enhancements to current products as well as to design future products that specifically meet their evolving needs.
     Enable New IP-Based Services. Our platforms enable network operators to build and secure networks cost-effectively and to offer new differentiated services for their customers more efficiently than legacy network products. We believe that the secure delivery of IP-based services and applications, including web hosting, outsourced Internet and intranet services, outsourced enterprise applications and voice-over IP, will continue to grow and are cost-effectively enabled by our secure networking solutions.
     Establish and Develop Industry Partnerships. Our customers have diverse requirements. While our products meet certain requirements of our customers, our products are not intended to satisfy certain other requirements. Therefore we believe that it is important that we build relationships with other industry leaders in a diverse set of networking technologies and services. These relationships ensure that we have access to those technologies and services, whether through joint development, resale, acquisition or other collaboration, in order to better support a broader set of our customers’ requirements.
Markets and Customers
     We sell our products and services through direct sales and through distributors and value-added resellers to end-users in the following markets:
     Service Providers
     Service providers include wireline, wireless, cable, and next-generation network operators. Supporting most major service provider networks in the world, our platforms are designed and built for the scale and dependability that service providers demand. Our secure networking solutions benefit these customers by:
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
     Enterprise
     Our secure networking solutions are designed to meet the reliability and scalability demanded by the world’s largest and most advanced networks. For this reason, network intensive enterprises, federal, state and local governments, and research and education institutions that rely on their networks for the operation of their business are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications while:
•	Reducing costs through operational efficiencies in implementing and managing the network;

•	Driving down capital expenses with sophisticated network intelligence that is robust, secure, and scalable;

•	Providing enterprises with the control necessary to deliver a secure and assured user experience to their customers and internal clients; and

•	Working as a business partner for the long term with the optimal combination of flexibility, responsiveness, technical know-how and financial strength.
Fundamental Requirements for High Performance Secure Networks
     As they work to support growth in IP traffic and seek to offer new revenue-generating or mission-critical services, our customers require secure network solutions that are not only feature rich but also deliver high reliability, high performance and assured user experiences.
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
     Security. Today’s network environment presents an ever-increasing number of challenges regarding network security ranging from simple denial of service attacks to sophisticated, pervasive and malicious intrusions. The importance of security is increasing within all of our customers and we are continually improving and evolving the security capabilities on all of our product solutions. It is extremely important to provide comprehensive network-based security services that are fully integrated, free of performance trade-offs, and scaleable to any customer or market.
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
     High Performance Under Stressful Conditions. In a large and complex network, individual components inevitably fail. However, the failure of an individual device or link must not compromise the network as a whole. In a typical network, when a failure occurs, the network loses some degree of capacity and, in turn, a greater load falls on the remaining network routers, which must provide alternate routes. IP infrastructure must quickly adjust to the new state of the network to maintain packet forwarding rates and avoid dropping significant numbers of packets when active routes are lost or when large numbers of routes change. Routing protocols are used to accomplish this convergence, a process that places even greater stress on the router. Given the complexity of IP network infrastructure, the convergence process is complex and places a far greater load on the router, thereby requiring a much more sophisticated device.
     Scalability. Due to the rapid growth in IP traffic, service providers must continuously expand their networks, both in terms of increased numbers of access points of presence (PoPs), and also greater capacity per PoP. To facilitate this expansion process, secure networking solutions must be highly scalable. Next generation network appliances therefore need to be flexible and configurable to function within constantly changing networks while incurring minimal downtime.
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
Our Technology and Products
     Early in our history, we developed, marketed and sold the first commercially available purpose-built IP backbone router optimized for the specific high performance needs of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created. Our infrastructure products are designed to address the needs at the core and the edge of the network as well as for wireless access by combining high-performance packet forwarding technology and robust operating systems into a network-optimized solution.
     With the acquisition of NetScreen, we added a broad family of network security solutions that deliver high performance, cost-effective security for enterprises, service providers and government entities, including firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer (“SSL”) VPN appliances, and intrusion detection and prevention (“IDP”) appliances. With the acquisitions of Funk, Peribit, Redline, and Kagoor, we added complementary products and technologies to our SLT product family that enable our customers to provide additional IP-based services and enhance the performance and security of their existing networks and applications.
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
     Major infrastructure product families are summarized as follows:
•	M-Series and T-Series: Our M-series platforms are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, and in other applications. The M-series product family includes the M320, M160, M40e, M20, M10i and M7i platforms. Our T-series platforms, T640, T320, and TX Matrix, are primarily designed for core IP infrastructures. The M-series and T-series products leverage our ASIC technology and the same JUNOS operating system to enable continuous and predictable service delivery.

•	E-Series: Our E-series products are a full featured platform with support for carrier-class routing, broadband subscriber management services and a comprehensive set of IP services. The E-series family includes the ERX-1440, -1410, -710, -705 and -310 platforms and the E320 platform. Leveraging our JUNOSe operating system, the E-Series service delivery architecture enables service providers to easily deploy innovative revenue generating services to their customers and avoid the costly and limiting piecemeal outcomes that result from equipment that delivers inconsistent edge services. All E-Series platforms offer a full suite of routing protocols and provide scalable capacity for tens of thousands of users.
     Service Layer Technologies Products
     SLT products provide network security solutions and enable our customers to provide additional IP-based services and enhance the performance and security of their existing networks and applications.
     Major SLT product families are summarized as follows:
•	Firewall and VPN Systems: Our NS-5400, -5200, and -500 products and ISG-2000 and -1000 products are high performance security systems designed to provide integrated firewall, VPN and denial of service protection capabilities for enterprise environments and carrier network infrastructures. Our ISG-2000 and -1000 products can also deliver intrusion detection and prevention functionality with the addition of optional security modules to the base ISG chassis. Each of our firewall and VPN systems can be deployed in high bandwidth environments and can be used to deliver managed security services. Our firewall and VPN systems allow unique security policies to be enforced for multiple virtual local area networks, or VLANs, allowing a single system to secure multiple networks. Our security systems also allow for the creation of multiple Virtual Systems, each providing a unique security domain with its own virtual firewall and VPN and dedicated management interface. These features enable enterprises, carriers and government entities to use a single security system to secure multiple networks and enable carriers to deliver security services to multiple customers.

•	Firewall and VPN Appliances: Our NS-208, -204, -100, -50, -25, -5XT and -5XP security appliances are fixed configuration products of varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Our Secure Services Gateway 500 Series (SSG) represents a new class of purpose-built security appliance that delivers a mix of high performance, security and LAN/WAN connectivity for regional and branch office deployments. Our security appliances are designed to maximize security and performance while using less physical space than competing products. Our security appliances can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communication.

•	Secure Access Secure Sockets Layer (“SSL”) VPN Appliances: Our Secure Access-6000, -4000 and -2000, and - 700 appliances are used to secure remote access for mobile employees, secure extranets for customers and partners, and secure intranets. Our SSL VPN appliances are designed to be used in enterprise environments of all sizes.

•	Intrusion Detection and Prevention (“IDP”) Appliances: Our IDP-1100, -600, -200 and -50 appliances utilize intrusion detection methods to increase the attack detection accuracy and provide the broadest attack detection coverage available. Our IDP appliances provide fast and efficient traffic processing and alarm collection, presentation and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack. Our IDP appliances can also alert the IT staff to respond to the attack. Our IDP appliances can be clustered to provide high availability and reduce risk associated with a single point of failure.

•	Application Acceleration Platforms: Our WX, WXC, and DX products improve the performance of client-server and web-enabled business applications for branch-office, remote, and mobile users. These application acceleration platforms enable our customers to deliver LAN-like performance to users around the globe who access centralized applications.

•	Access Control Appliances: Our IC-4000 and -6000 appliances combine identity-based policy and end-point intelligence to give enterprises real-time visibility and policy control throughout the network.
     See Note 12 in Item 8 for a breakdown of net product revenues by categories of products.
Sales and Marketing
     As of December 31, 2005, we employed 1,419 employees in our worldwide sales and marketing organizations. These sales employees operate within their respective regions and generally either engage customers directly or manage customer opportunities through our distribution and reseller relationships. Information concerning our revenues by significant customers and by geographic region can be found in Note 12 to the Consolidated Financial Statements included within this Annual Report on Form 10-K.
     Direct Sales Structure
     Our direct sales organization is organized into three geographic theaters and within each theater according to the particular needs in that market. Our three geographic theaters are (i) the Americas, (ii) Europe, Middle East and Africa, and (iii) Asia Pacific. Our direct relationships with our customers are governed either by customer purchase orders and our acknowledgement of those orders or by purchase contracts. In instances where we have contracts with our customer, those contracts set forth only general terms of sale and do not require customers to purchase specified quantities of our products.
     Global Channel System
     In our sales and marketing efforts, we also employ a global network of strategic distribution relationships, as well as theater or country-specific distributors and value added resellers. Value-added resellers include our strategic resellers, which resell our products to end-users around the world. Within each theater, in addition to our direct sales force, we employ sales professionals to assist with the management of our various sales channels.
     We have strategic reseller relationships with Ericsson, Lucent Technologies, and Siemens. We believe that each of these companies have significant customer relationships in place and offer products that complement our product offerings. Our arrangements with each of these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for discounts based upon the volume of products sold and specify other general terms of sale. The agreements do not require these partners to purchase specified quantities of our products. Siemens accounted for greater than 10% of our total net revenues in 2005.
     In addition to these strategic reseller relationships, we maintain relationships with distributors and value-added resellers in various theaters. These distributors and value-added resellers tend to be focused on particular theaters or particular countries within theaters. For example, we have substantial distribution relationships with Ingram Micro in the Americas and with NEC in Japan. The value-added resellers have expertise in deploying complex networking solutions in their respective markets. Our agreements with these distributors and value-added resellers are generally non-exclusive, limited by theater, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors or value-added resellers to purchase specified quantities of our products.

Customer Service and Support
     As of December 31, 2005, we employed 476 people in our worldwide customer service and support organization. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products and we have hired support engineers with proven network experience to provide those services. In most cases, our customer service and support organization provides front line product support and is the problem resolution interface to our partners and direct end users. We offer the following services: 24x7x365 technical assistance, hardware repair and replacement, unspecified updates, professional services and educational services. We deliver these services directly to major end users and also utilize a multi-tiered support model, leveraging the capabilities of our partners and third party organizations. We also train our channel partners in the delivery of education and support services.
Research and Development
     As of December 31, 2005, we employed 1,736 people in our worldwide research and development organization. We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, security, routing protocols and embedded operating systems. These individuals have worked in leading computer data networking and telecommunications companies. In addition to building complex hardware and operating systems, the engineering team has experience in delivering highly integrated ASICs and scalable technology.
     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our product and service offerings. In our infrastructure and SLT products, we are leveraging our ASIC technology, developing additional network interfaces targeted to our customer applications and continuing to develop next generation technology to support the anticipated growth in IP network requirements. We continue to expand the functionality of our products to improve performance reliability and scalability, and to provide an enhanced user interface.
     Our research and development process is driven by the availability of new technology, market demand and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. This process involves all functional groups and all levels. Following an assessment of market demand, our research and development team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market.
Manufacturing and Operations
     As of December 31, 2005, we employed 134 employees in manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality. We currently have manufacturing relationships primarily with Celestica and Plexus, under which we have subcontracted the majority of our manufacturing activity. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify, and monitor the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:
•	We conserve the working capital that would be required for funding inventory;

•	We can quickly deliver products to customers with turnkey manufacturing and drop-shipment capabilities;

•	We gain economies of scale because, by purchasing large quantities of common components, our contract manufacturers obtain more favorable pricing than we could buying components alone; and

•	We operate without dedicating significant space to manufacturing operations.
     Our contract manufacturers manufacture our products based on rolling forecasts from us about our product demands. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped directly to our distributors, value-added resellers or end-users. We generally do not own the components and title to the products transfers from the contract manufacturers to us and immediately to our customers upon shipment. In certain circumstances, we may be liable to our contract manufacturers for carrying and obsolete material charges for excess components purchased based on our forecasts.
     Although we have contracts with our contract manufacturers, those contracts merely set forth a framework within which the contract manufacturer may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.
     Our ASICs are manufactured primarily by sole sources, such as IBM and Toshiba, each of whom is responsible for all aspects of the production of the ASICs using our proprietary designs.
Backlog
     We believe that backlog information is not relevant to an understanding of our overall business as our sales are made primarily pursuant to standard purchase orders for delivery of products and industry practice allows customers to cancel or change orders with limited advance notice prior to shipment.
Competition
     Competition in the network infrastructure and security markets is intense. Cisco Systems, has historically dominated the market, with other companies such as Nortel Networks, Alcatel, CheckPoint Software Technologies, and Huawei Technologies providing competitive products. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.
     We expect that, over time, large companies with significant resources, technical expertise, market experience, customer relationships and broad product lines, such as Cisco, Nortel, Alcatel, and Huawei Technologies, will introduce new products which are designed to compete more effectively in this market. As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have. Although we believe that our technology and the purpose-built features of our products make them unique and will enable us to compete effectively with these companies, we cannot guarantee that we will be successful.
     Many of our current and potential competitors, such as Cisco, Nortel, Alcatel, and Huawei Technologies have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage customers from purchasing our products. Also, many of our current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. Increased competition could result in price reduction, fewer customer orders, reduced gross margins and loss of market share, any of which could seriously harm our operating results.
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
Intellectual Property
     Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. Our engineering teams have significant expertise in ASIC design and we own all rights to the design of the ASICs, which form the core of many of our products. Our operating systems were developed internally and are protected by United States and other copyright laws.

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
     In addition, we integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. There can be no assurance that third-party licenses will be available or continue to be available to us on commercially reasonable terms. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition, and results of operations.
     Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that patents will be issued on the patent applications that we have filed, or that we will be able to obtain the necessary intellectual property rights or those other parties will not contest our intellectual property rights.
Employees
     As of December 31, 2005, we had 4,145 full-time employees, 379 of whom were in general and administrative functions. We have not experienced any work stoppages and we consider our relations with our employees to be good. Competition for personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future. In addition, recently adopted accounting rules will require us to begin treating certain equity incentives traditionally given to employees as a compensation expense. By causing us to record significantly increased compensation costs, such accounting changes will reduce our reported earnings and will require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel, and we anticipate that we will experience higher voluntary employee turnover than we have historically.
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
Executive Officers of the Registrant
     The following sets forth certain information regarding our executive officers as of February 1, 2006.

NAME	AGE	POSITION
Scott Kriens	48	Chief Executive Officer and Chairman of the Board
Pradeep Sindhu	53	Chief Technical Officer and Vice Chairman of the Board
Robert R.B. Dykes	56	Executive Vice President, Business Operations and Chief Financial Officer
Edward Minshull	47	Executive Vice President, Field Operations
Kim Perdikou	47	Vice President and Acting General Manager of the Infrastructure Products Group
Robert Sturgeon	44	Executive Vice President and General Manager of the Security Products Group
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
     EDWARD MINSHULL joined Juniper Networks in August 2001 as Vice President, EMEA Sales and served in that role until January 2006 when he assumed the role of Executive Vice President, Worldwide Field Operations. From May 2000 to June 2001, Mr. Minshull was at Alcatel where he served as President of Alcatel Northern Europe and from May 1999 to May 2000 Mr. Minshull was at Newbridge Networks where he served as President of the Americas. Mr. Minshull holds a Bachelor of Arts degree in Business Studies from the University of North Staffordshire, England, U.K.
     KIM PERDIKOU joined Juniper Networks in August 2000 as Chief Information Officer and served in that role until January 2006 when she assumed the role as the Vice President and Acting General Manager of the Infrastructure Products Group. Prior to Juniper Networks, Ms. Perdikou served as Chief Information Officer at Women.com from June 1999 to August 2000, and held the position of Vice President, Global Networks, at Reader’s Digest from March 1992 to April 1998, as well as leadership positions at Knight Ridder from June 1999 to August 2000, and Dun & Bradstreet from August 1989 to March 1992. Ms. Perdikou holds a B.S. in Computing Science with Operational Research from Paisley University, Paisley, Scotland, a Post-Graduate in Education degree from Jordanhill College, Glasgow, Scotland, and a Masters in Information Systems from Pace University, New York.
     ROBERT STURGEON joined Juniper Networks in December 2001 as Vice President, Worldwide Customer Service and served in that role until August 2005 when he assumed the role of Executive Vice President and General Manager of the Security Products Group. Prior to December 2001, Mr. Sturgeon was at Lucent Technologies where he served as Vice President, Customer Service from May 2000 to November 2001 and Managing Director, Program Management-Asia Pacific from December 1995 to May 2000. Mr. Sturgeon holds a B.S. in Electrical Engineering from the University of Dayton and a M.B.A from the Kellogg Graduate School of Management at Northwestern University.
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

ITEM 1A. Risk Factors
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
     Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties and constrained spending on network expansion have previously resulted (for example, in 2001 and 2002), and may in the future result, in decreased revenues and earnings and could also negatively impact our ability to forecast and manage our contract manufacturer relationships. Economic downturns may also lead to restructuring initiatives and associated expenses and impairment of investments. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties and reductions in spending on network expansion could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.
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
     The factors that may affect the unpredictability of our quarterly results include, but are not limited to, limited visibility into customer spending plans, changes in the mix of products sold, changing market conditions, including current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters.
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
     We sell our products to customers that use those products to build networks and IP infrastructure and, if the demand for network and IP systems does not continue to grow, then our business, operating results and financial condition will be adversely affected.
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
     A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens accounted for greater than 10% of our net revenues during the years ended December 31, 2005, 2004 and 2003 and Ericsson accounted for greater than 10% of our net revenues during the year ended December 31, 2003. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T and MCI). This consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences.
     We face intense competition that could reduce our revenues and adversely affect our financial results.
     Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco Systems, Inc., with other companies such as Alcatel S.A., Nortel Networks Corporation, and Huawei Technologies providing products to a smaller segment of the market. In addition, a number of other small public or private companies have products or have announced plans for new products to address the same challenges that our products address.
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
     A customer’s decision to purchase certain of our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. In particular, customers making critical decisions regarding the design and implementation of large or next-generation networks may engage in very lengthy procurement processes that may delay or impact expected future orders. Throughout the sales cycle, we may spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer’s network environment and the degree of hardware and operating system configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter to quarter.
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
     We have made, and may continue to make, acquisitions in order to enhance our business. In 2005 we completed the acquisitions of Funk, Acorn, Peribit, Redline, and Kagoor. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. For example, although we completed the acquisition of NetScreen in April 2004, integration of the products, operations, and personnel is a continuing activity and will be for the foreseeable future. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition.
     In addition, if we fail in our integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business and financial condition may be adversely affected.
     We rely on value-added resellers and distribution partners to sell our products, and disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. Our competitors may in some cases be effective in incentivizing current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.
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
     Our product gross margins will vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures.
     Recent rulemaking by the Financial Accounting Standards Board will require us to expense equity compensation given to our employees and will significantly harm our operating results and may reduce our ability to effectively utilize equity compensation to attract and retain employees.
     We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes will reduce our reported earnings and will require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.
     Our reported financial results could suffer if there is an impairment of goodwill or other intangible assets with indefinite lives.
     We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. We cannot accurately predict the amount and timing of any impairment of assets.

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
     Our products are highly technical and if they contain undetected errors, our business could be adversely affected and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.
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
     We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate the market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate, develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.
     If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.
     Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected, orders for our products could be cancelled or our products could be returned. This could hurt our operating results, damage our reputation and seriously harm our business and prospects.

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
     Due to the global nature of our operations, economic or social conditions or changes in a particular country or region could adversely affect our sales or increase our costs and expenses, which could have a material adverse impact on our financial condition.
     We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and also depend on the operations of our contract manufacturers and suppliers that are located inside and outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest, natural disasters, epidemic disease, war, or economic instability in a specific country or region, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses, results of operations and financial condition.
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
     Traditional telecommunications companies and other large companies, because of their size, generally have had greater purchasing power and, accordingly, have requested and received more favorable terms, which often translate into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business and financial condition.
     For example, many customers in this class have purchased products from other vendors who promised certain functionality and failed to deliver such functionality and/or had products that caused problems and outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, would affect our ability to recognize the revenues from such sales, which may negatively affect our business and our financial condition.
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
     Our future success depends upon our ability to recruit and retain the services of key executive, engineering, sales, marketing and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider and enterprise markets, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.
     Our success depends upon our ability to effectively plan and manage our resources and restructure our business through rapidly fluctuating economic and market conditions. Past restructuring efforts may prove to be inadequate or may impair our ability to realize our current or future business objectives.
     Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example increasing headcount and increasing our investment in research and development and other parts of our business. Conversely, during 2001 and 2002, in response to downward trending industry and market conditions, we restructured our business and reduced our workforce. In addition, we expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space. These changes and other similar actions taken to respond to fluctuating market and economic conditions have placed, and our anticipated future operations will continue to place, significant demands on our management resources. This may increase the potential likelihood of other risks, and our business may suffer if we fail to effectively manage changes in the size and scope of our operations.

     We may not be able to successfully implement the initiatives we have undertaken in restructuring our business in the past and, even if successfully implemented, these initiatives may not be sufficient to meet the changes in industry and market conditions. Furthermore, our past workforce reductions may impair our ability to realize our current or future business objectives. Lastly, costs actually incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings, all of which could harm our results of operations and financial condition.
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
     While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.
     Governmental regulations affecting the import or export of products could negatively affect our revenues.
     The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenues.
     Regulation of the telecommunications industry could harm our operating results and future prospects.
     The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could address matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) regulations adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, operating results and financial condition.
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
ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     We lease approximately 1.4 million square feet world wide, with nearly 80 percent being in North America. Our corporate headquarters is located in Sunnyvale, California and consists of five buildings totaling approximately 0.6 million square feet. Each building is subject to an individual lease or sublease, which provides various option, expansion and extension provisions. The corporate headquarters leases expire between June 2012 and May 2014. Additionally, we lease an approximately 0.3 million square foot facility in Westford, Massachusetts. The leases expire between January and March 2011. We also lease facilities in other locations and own approximately 80 acres of land adjacent to our leased corporate headquarters location.
     In addition to our offices in Sunnyvale and Westford, we also lease offices in various locations throughout the United States, Canada, South America, Europe, the Middle East and the Asia Pacific region, including in China, India, Ireland, Israel, Hong Kong, Japan, the Netherlands, Russia, and the United Kingdom. Our current offices are in good condition and appropriately support our business needs.
ITEM 3. Legal Proceedings
     We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
     IPO Allocation Case
     In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), our Company and certain of our officers. This action was brought on behalf of purchasers of our common stock in our initial public offering in June 1999 and our secondary offering in September 1999.
     Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in our initial public offering and our subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, plaintiffs filed a consolidated amended complaint in the action against us, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, our officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against us.
     In June 2004, a stipulation for the settlement and release of claims against the issuers, including us, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including us). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation continues, we believe we have meritorious defenses and intend to defend the case vigorously.
     Federal Securities Class Action Suit
     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and former officers purportedly on behalf of those stockholders who purchased our publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend, and entered final judgment against plaintiffs. Plaintiffs appealed. In December 2005, after complete briefing and oral argument, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal and final judgment.
     State Derivative Claim Based on the Federal Securities Class Action Suit
     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of us, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of our officers and directors breached their fiduciary duties to us by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. After having their previous complaints dismissed with leave to amend, Plaintiffs lodged a third amended complaint in August 2004. Defendants demurred to the third amended complaint. On November 18, 2004, the Court sustained defendants’ demurrer without leave to amend and entered an order of final judgment against plaintiffs. Plaintiffs appealed to the California Court of Appeal, Sixth District. The appeal has been fully briefed by the parties. Oral argument has not yet been scheduled.
     Toshiba Patent Infringement Litigation
     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against us, alleging that certain of our products infringe four Toshiba patents and seeking an injunction and unspecified damages. We filed an answer to the complaint in February 2004. Toshiba amended its complaint to add two patents, and we answered the amended complaint in July 2004. The case is in the discovery phase, and trial is scheduled for August 2006.

     IRS Notices of Proposed Adjustments
     The Internal Revenue Service (IRS) has concluded an audit of our federal income tax returns for fiscal years 1999 and 2000. During 2004, we received a Notice of Proposed Adjustment (NOPA) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, we do not believe that the outcome of this matter will have a material adverse effect on our consolidated financial position or results of operations. We are also under routine examination by certain state and non-US tax authorities. We believe that we have adequately provided for any reasonably foreseeable outcome related to these audits.
     In conjunction with the IRS income tax audit, certain of our US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and we received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. We responded to this NOPA in February 2005, and intend to dispute this assessment with the IRS. An initial appeals conference was held on January 31, 2006. We currently do not believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to us, there exists the possibility of a material adverse impact on our results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Our common stock has been quoted on the NASDAQ National Market under the symbol “JNPR” since June 25, 1999. Prior to that time, there was no public market for the common stock. All stock information has been adjusted to reflect the three-for-one split, effected in the form of a stock dividend to each stockholder of record as of December 31, 1999 and a two-for-one split, effected in the form of a stock dividend to each stockholder of record as of May 15, 2000. Juniper Networks has never paid cash dividends on its common stock and has no present plans to do so. There were approximately 1,650 stockholders of record at January 31, 2006 and we believe we have a substantially larger number of beneficial owners. The following table sets forth the high and low closing bid prices as reported on NASDAQ:

2004	High	Low
First quarter	$30.39	$19.68
Second quarter	$27.55	$19.90
Third quarter	$25.72	$20.20
Fourth quarter	$29.08	$23.66

2005
First quarter	$26.82	$20.75
Second quarter	$27.12	$19.75
Third quarter	$26.53	$22.33
Fourth quarter	$24.60	$21.31
(b)     None
(c)     None
ITEM 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto in Item 8 “ Consolidated Financial Statements and Supplementary Data.”

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. Reclassifications have been made to prior year balances to conform to the current year presentation. For a complete description of matters affecting the results in the tables below, including acquisitions by the Company during 2005 and 2004, see “Notes to the Consolidated Financial Statements” in Item 8.
Consolidated Statements of Operations Data (in millions, except per share data)

	Year Ended December 31,
	2005 (a)	2004 (b)	2003 (c)	2002 (d)	2001 (e)
Net revenues	$2,064.0	$1,336.0	$701.4	$546.5	$887.0
Gross margin	1,411.1	922.6	444.1	315.4	513.8
Operating income (loss)	445.7	203.2	57.0	(127.0)	40.9
Net income (loss)	354.0	135.7	39.2	(119.7)	(13.4)
Net income (loss) per share:
Basic	$0.64	$0.28	$0.10	$(0.34)	$(0.04)
Diluted	$0.59	$0.25	$0.09	$(0.34)	$(0.04)
Shares used in computing net income (loss) per share:
Basic	554.2	493.1	382.2	350.7	319.4
Diluted	598.9	542.6	413.8	350.7	319.4

(a)	Includes the following significant pre-tax items: in-process research and development charges of $11.0 million, a gain from the sale of equity investment of $1.7 million, a patent related charge of $10.0 million, and a charge of $5.9 million from the impairment of certain purchased intangible assets, partially offset by a reversal of acquisition related reserves of $6.6 million.

(b)	Includes the following significant pre-tax items: in-process research and development charges of $27.5 million, integration costs of $5.1 million, loss on redemption of the convertible subordinated notes of $4.1 million, an investment write-down charge of $2.9 million, and a credit of $5.1 million from changes in restructuring estimates.

(c)	Includes the following significant pre-tax items: restructuring charges of $14.0 million and gains on the sale of investments of $8.7 million.

(d)	Includes the following significant pre-tax items: restructuring charges of $20.2 million, in-process research and development charges of $83.5 million, integration charges of $2.5 million, gains on the retirement of convertible subordinated notes of $62.9 million and an investment write-down charge of $50.5 million.

(e)	Includes the following significant pre-tax items: restructuring charges of $12.3 million, in-process research and development charges of $4.2 million, goodwill amortization of $46.6 million and an investment write-down charge of $53.6 million.
Consolidated Balance Sheet Data (in millions)

	As of December 31,
	2005	2004	2003	2002	2001
Cash, cash equivalents and short-term investments	$1,428.8	$1,117.8	$581.5	$578.5	$989.6
Working capital	1,191.1	917.6	425.4	438.9	883.8
Goodwill	4,904.2	4,427.9	983.4	987.7	208.8
Total assets	8,026.6	6,999.7	2,411.1	2,614.7	2,389.6
Total long-term liabilities	499.5	510.8	583.3	942.1	1,150.0
Total stockholders’ equity	6,899.7	5,992.7	1,562.4	1,430.5	997.4
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
     The following discussion is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, tax, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Overview of the Results of Operations
     To aid in understanding our operating results for each of the three years in the period ended December 31, 2005, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.
     Significant Events
     Business Acquisitions
     We completed a total of six acquisitions in the three years ended December 31, 2005. The main purposes of these acquisitions were to expand our product portfolio and customer base. The results of the following acquisitions have been included in our consolidated statements of operations beginning on their respective acquisition dates.
     The following is a summary of our acquisitions:
     Year Ended December 31, 2005:
•	Funk Software, Inc. (“Funk”) acquired on December 1, 2005: Developed and sold products designed to protect the integrity of the network by verifying users and devices that meet an organization’s security policies before granting network access.

•	Acorn Packet Solutions, Inc. (“Acorn”) acquired on October 20, 2005: Developed and sold products that enable migration from circuit based networks to more flexible and cost-effective IP networks.

•	Peribit Networks, Inc. (“Peribit”) acquired on July 1, 2005: Developed and sold products that enhance wide-area network (“WAN”) optimization and application delivery.

•	Redline Networks, Inc. (“Redline”) acquired on May 2, 2005: Developed and sold application front end platforms for enterprise data centers and public web sites.

•	Kagoor Networks, Inc. (“Kagoor”) acquired on May 1, 2005: Developed and sold session border control products to enhance voice-over-Internet Protocol networking for communication carriers.

     Year Ended December 31, 2004:
•	NetScreen Technologies, Inc. (“NetScreen”) acquired on April 16, 2004: Developed and sold a broad array of integrated network security solutions for enterprises, carriers, and government entities.
     Acquisition Related Liabilities
     In connection with our acquisitions, we recorded liabilities associated with severance, future lease, and other obligations. The initial liabilities were recorded as part of the acquisitions and did not impact the Statements of Operations. The following is a summary of these liabilities:
•	In 2005, we recorded liabilities of $4.5 million for the five acquisitions of that year, primarily related to future lease, severance, and other contractual obligations. As of December 31, 2005, there was $2.6 million remaining to be paid primarily related to future lease, severance, and other contractual obligations.

•	At the time of the NetScreen acquisition in 2004, we accrued $21.3 million primarily related to professional services, severance and facility charges. There is approximately $3.1 million remaining to be paid, primarily for facility leases that extend through 2008.

•	At the time of the acquisition of Unisphere Networks, Inc. (“Unisphere”) in 2002, we accrued $14.8 million primarily related to professional services, severance and facility charges. There is approximately $1.2 million remaining to be paid, primarily for facility leases that extend through March 2011.
     Segments
     As a result of these six acquisitions, we now offer two categories of products as well as services organized into the following three operating segments:
•	Infrastructure: Products consist of the original Juniper Networks router portfolio and Acorn products.

•	Service Layer Technologies (“SLT”): Products include the Funk, Peribit, Redline, Kagoor, and NetScreen products.

•	Service: Delivers world-wide services to customers of the Infrastructure and SLT segments.
     Acceleration of Unvested and “Out-of-the-Money” Employee Stock Options
     On December 16, 2005, our Board of Directors approved the acceleration of the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share equal to or greater than $22.00, all of which were previously granted under our stock option plans and that were outstanding on December 16, 2005. Options to purchase approximately 21.2 million shares of common stock or 49.3% of our total outstanding unvested options on December 16, 2005 were accelerated. The options accelerated excluded options previously granted to certain employees, including all of our executive officers and our directors.
     In addition, the acceleration of the unvested and “out-of-the-money” options was accompanied by restrictions imposed on any shares purchased through the exercise of accelerated options. Those restrictions will prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date, whether or not the optionee is actually an employee at that time.
     The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our Statements of Operations pursuant to Financial Accounting Standards Board Statement No. 123R (“SFAS 123R”). Under SFAS 123R, we will apply the expense recognition provisions relating to stock options beginning in the first quarter of fiscal 2006. In approving the acceleration, our Board considered its impact on future financial results, stockholder value and employee retention. We believe that the acceleration of the unvested and “out-of-the-money” options was in the best interest of stockholders as it will reduce our reported compensation expense in future periods in light of these accounting regulations. As a result of the acceleration, we expect to reduce the pre-tax stock option expense we otherwise would have been required to record by approximately $153 million subsequent to the adoption of SFAS 123R beginning in 2006. The acceleration of the vesting of these options did not result in a charge to our results of operations in 2005.

     The rules regarding option expensing are relatively recent. It is possible that changes to existing rules, adoption of new rules or the promulgation of rulings or interpretations by the Securities and Exchange Commission or other bodies, could cause the ultimate accounting treatment of our options to vary from our current expectations, and if applied to periods prior to such changes or rulings, could result in changes to historically reported financial information.
     Restructuring and Other Related Charges
     Restructuring Reserves
     We initiated restructuring plans to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. The following is a summary of our restructuring plans charged to operating expenses in the Statements of Operations:
•	In 2004, we implemented a restructuring plan at the time of the acquisition of NetScreen. We initially recorded a charge of approximately $0.4 million primarily related to workforce reduction costs, which has been completely paid out as of December 31, 2005.

•	In 2003, we implemented a restructuring plan, under which we announced that we would no longer develop our G-series CMTS products and recorded a charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities and terminating contracts and other related costs. We initially recorded a charge of approximately $14.0 million that was comprised of workforce reduction costs, non-inventory asset impairment, vacating facilities costs, the costs associated with termination of contracts and other related costs. As of December 31, 2005, approximately $1.4 million remained unpaid primarily for a facility lease that extends through July 2008.

•	In 2002, we implemented a restructuring plan at the time of the Unisphere acquisition. We initially recorded a charge of $14.9 million, of which approximately $0.7 million remained unpaid as of December 31, 2005, primarily for facility leases that extend through April 2009.
     During 2005 and 2004, we adjusted our restructuring reserves primarily due to changes in lease and sublease assumptions as our needs changed as a result of our recent acquisitions and as the real estate markets changed.
     See Note 5 in Item 8 for a complete description of all restructuring charges and the amounts remained to be paid.
     Impairment Charges
     We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. In December 2005, we recorded an impairment charge of $5.9 million related to certain Kagoor purchased intangibles as a result of a significant reduction in our forecasted revenue associated with Kagoor products.
     Debt Retirement
     Through December 31, 2004, we paid a total of $937.0 million to retire all of our remaining 4.75% Convertible Subordinated Notes due March 15, 2007 (“Subordinated Notes”). These transactions affected our cash and cash equivalents, investments, interest income and interest expense.
     Tax Repatriation
     We repatriated $225.0 million under the American Jobs Creation Act (“Jobs Act”) in 2005. We recorded a net tax benefit in 2005 of $19.7 million related to this repatriation dividend. The net tax benefit consists of a federal and state tax provision, net of federal benefit, of $9.7 million, offset by a tax benefit of $29.4 million related to an adjustment of deferred tax liabilities on un-repatriated earnings.
     Nature of Expenses
     We have an extensive distribution channel in place that we use to target new customers and increase sales. We have made substantial investments in our distribution channel during 2005 and 2004.
     Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers; accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for the standard product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities primarily in Canada, China, Malaysia, and the United States. We generally do not own the components and title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment.
     The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges.
     Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, commissions, bonuses, vacation, benefits and travel. We added over 420 and 900 employees in 2005 and 2004, respectively, across all functions as a result of acquisitions. We had 4,145, 2,948, and 1,553 employees as of December 31, 2005, 2004, and 2003, respectively.
     Facility and information technology departmental costs are allocated to other departments based on headcount. These departmental costs have increased each of the last two years due to increases in headcount and facility leases resulting from acquisitions and additional infrastructure systems to support our growth. We expect these costs to stabilize in 2006.
     Research and development expenses include:
•	the costs of developing our products from components to prototypes to finished products,

•	outside services for such services as certifications of new products, and

•	expenditures associated with equipment used for testing.
     Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred. We plan to increase our investment in research and development during 2006 compared to 2005 to further advance our competitive advantage.
     Sales and marketing expenses include costs for promoting our products and services, demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We plan to further develop our distribution channel in 2006 in an effort to expand and grow our presence in new markets, serving both private and public networks with a full portfolio of networking products.
     General and administrative expenses include professional fees, bad debt provisions and other corporate expenses. Professional fees include legal, audit, tax, accounting and certain corporate strategic services.
     Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
•	Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to us.

On arrangements where products and services are bundled, we determine whether the deliverables are separable into multiple units of accounting. We allocate the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. We then recognize revenue on each deliverable in accordance with its policies for product and service revenue recognition. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, our ability to recognize revenue in the future could be impacted by conditions imposed by our customers.

For sales to direct end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. We recognize revenue from service contracts as services are completed or ratably over the period of the obligation.

We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Contract Manufacturer Liabilities. We outsource most of our manufacturing, repair and supply chain management operations to our independent contract manufacturers and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish reserves for carrying charges and obsolete material charges for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors outside of our control, we have contractual liabilities and exposures with the independent contract manufacturers, such as carrying costs and obsolete material exposures, which would have an adverse impact on our gross margins and profitability.

•	Warranty Reserve. We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and technical labor costs and associated overhead incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins.
•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) significant slowdown in the worldwide economy or the networking industry or (iv) failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets on an annual basis as of November 1 or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we use the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Income Taxes. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Deferred tax assets attributable to tax deductions related to stock options are not considered realizable prior to their utilization on tax returns, at which point a current tax savings results and equity is credited for such savings. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, “Accounting for Income Taxes,” and record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. We believe it is more likely than not that forecasted income together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal actions. We are aggressively defending our current litigation matters, however, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely impact gross margins in future periods. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for litigation costs or a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses.

•	Loss Contingencies. We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.
     Results of Operations
     The increases in revenues, cost of expenses, and operating expenses in 2005 compared to 2004 are attributable to, to a certain extent, the inclusion of the results of operations from Funk, Acorn, Peribit, Redline, and Kagoor for part of 2005, and NetScreen for the full year in 2005. Revenues, cost of revenues, and operating expenses were significantly greater during 2004 compared to 2003 due to the NetScreen acquisition.
     Net Revenues
     The following table shows net revenues and net revenues as a percentage of total net revenues (in millions, except percentages):

	Year Ended December 31,
	2005		2004		2003
Product net revenues	$1,771.0	86%	$1,162.9	87%	$602.5	86%
Service net revenues	293.0	14%	173.1	13%	98.9	14%

Total net revenues	$2,064.0	100%	$1,336.0	100%	$701.4	100%

     Our total net revenues increased to $2,064.0 million in 2005 and represents a growth of 54% from 2004. Our total net revenues increased to $1,336.0 million in 2004 and represents a growth of 90% from 2003.
     Product Net Revenues
     The $608.1 million or 52% increase in our net product revenue from 2004 to 2005 was primarily a result of the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network and as a result of the expansion of our product portfolio through acquisitions and internal development. During 2005, we recognized $32.7 million of product revenue from product shipments made to end-users and value-added resellers that were deferred as of December 31, 2004.
     Infrastructure products accounted for $1,367.8 million or 77% of our total product net revenues during 2005. Infrastructure product net revenue grew by 40% from 2004 to 2005, primarily due to the increase in revenues from service providers and enterprises.
     SLT products accounted for $403.2 million or 23% of our total product net revenues during 2005. Our SLT product revenue was primarily driven by the increased demand by the enterprise market. Our higher net revenues in 2005 as compared to 2004 primarily due to the revenue growth from Security products. Additionally, the acquisitions made in 2005 enabled us to cross sell infrastructure, security, and application acceleration products to existing customer bases. An analysis of the change in revenue by Infrastructure and SLT segments, and the change in units, can be found below in the section titled “Segment Information.”
     Net product revenue increased from 2003 to 2004 primarily as a result of the increase in Infrastructure product shipments to meet the customers’ capital expenditures demands, and to a lesser extent, due to SLT net revenue related to the NetScreen acquisition.
     Service Net Revenues
     Net service revenues increased $119.9 million or 69% from 2004 to 2005 primarily due to the growth in support services and, to a lesser degree, the growth in professional services. The growth in the support services was largely due to improved renewal rates and our growing installed base. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts that are typically for one-year renewable periods.

     Net service revenues increased from 2003 to 2004 primarily as a result of the increase in installed base of customers and products.
     Total Net Revenues
     The following table shows net revenue by geographic region (in millions, except percentages):

	Year Ended December 31,
	2005		2004		2003
Americas:
United States	$879.0	43%	$561.5	42%	$268.2	38%
Other	53.9	2%	47.6	4%	28.0	4%

Total Americas	932.9	45%	609.1	46%	296.2	42%
Europe, Middle East, and Africa (EMEA)	610.1	30%	380.5	28%	186.4	27%
Asia Pacific:
Japan	204.8	10%	155.7	12%	102.4	15%
Other	316.2	15%	190.7	14%	116.4	16%

Total Asia Pacific	521.0	25%	346.4	26%	218.8	31%

Total	$2,064.0	100%	$1,336.0	100%	$701.4	100%

     We continue to experience varying distribution of revenue among our three geographic theaters, and we expect this trend to continue. Net revenue in the United States as a percentage of total net revenue increased in 2005 compared to 2004 primarily due to the growth driven by increased demand within the service provider and enterprise markets. Net revenue in EMEA as a percentage of total net revenue increased in 2005 compared to 2004 primarily due to strength across the region, including Finland, Greece, Italy, Poland, and the United Kingdom. Net revenue in Japan as a percentage of total net revenue decreased in 2005 compared to 2004 primarily due to completion by customers of several network expansion projects and a pause in the build out of their next generation network, or NGN. Net revenue in other Asia Pacific countries as a percentage of total net revenue remained fairly consistent with prior years.
     In 2004, net revenue in the Americas region grew as a percentage of total net revenue due to the improvement in customer spending in the United States.
     Siemens accounted for greater than 10% of our net product and service revenues for the years ended December 31, 2005, 2004, and 2003. Ericsson accounted for greater than 10% of our net revenues for the year ended December 31, 2003. We expect that our largest customers, as well as key strategic partners, will continue to account for a substantial portion of our net revenue in 2006 and for the foreseeable future.
     Cost of Revenues
     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Year Ended December 31,
	2005	GM%	2004	GM%	2003	GM%
Cost of product revenues	$506.1	71%	$318.1	73%	$200.6	67%
Cost of service revenues	146.8	50%	95.3	45%	56.7	43%

Total cost of revenues	$652.9	68%	$413.4	69%	$257.3	63%

     Reclassifications have been made to product costs in 2004 and 2003 to include related stock compensation expense to conform to the current year presentation.
     The two percentage points decrease in product gross margins from 2004 to 2005 was primarily due to increasing competition as certain of our products have become more mature in their product cycles. As we have expanded our market share and entered more markets since 2004, we have begun to experience increased price competition. This price competition has been limited to date, as evidenced by our increase in revenue dollars compared to the year-ago period as well as relatively comparable product gross margins from year to year. We expect to see increasing price competition and downward pressure on our product gross margins in the future. Nevertheless, higher product revenue volume contributed to the increased gross margin by $420.1 million, or 50% in 2005 when compared to 2004.

     The six percentage points increase in product gross margins from 2003 to 2004 was primarily due to cost-cutting initiatives that resulted in standard costs and manufacturing support costs increasing at a lesser rate than product net revenues in terms of absolute dollars for the same periods. In addition, the standard margins on the original NetScreen products are more favorable than the standard margins on the Infrastructure products and NetScreen’s acquisition in 2004 contributed to the increases compared to prior year. The improvement in gross margins was also a result of a $16.0 million reduction in carrying and obsolescence charges from 2003 to 2004 as our historical charges paid to the contract manufacturers decreased. The increase in gross margins was partially offset by acquisition charges related to the NetScreen acquisition, which increased cost of product revenues by $5.5 million, for an inventory fair value adjustment and the amortization of the order backlog intangible asset.
     Service gross margins increased five percentage points from 2004 to 2005 and was primarily attributable to a larger revenue increase when compared to the increase in headcount, outside services, and spares purchases, all of which were needed to support the growing installed base. Total employee related expenses as a percentage of service revenue for 2005 decreased to 22% compared to 26% for 2004. Nevertheless, in absolute dollars, total service related costs increased in 2005 compared to 2004: employee related expenses increased $20.2 million, and outside service expenses increased by $17.5 million as a result of increased headcount during 2005. In addition, expense associated with spares increased by $7.1 million.
     Service gross margins increased two percentage points from 2003 to 2004 as a result of improved efficiencies and economies of scale that were a direct result of a larger installed base, and thus a more leveraged service organization. This increased leverage was evidenced by the fact that total employee related expenses decreased as a percentage of service revenue: 26% for 2004 and 27% for 2003; however, in absolute dollars, employee related expenses increased $18.5 million from 2003 to 2004. The increases in absolute dollars were due to the NetScreen acquisition. In addition, in absolute dollars, outside services costs increased $9.3 million from 2003 to 2004, primarily due to the NetScreen acquisition. Finally, the costs associated with spare parts decreased as a percent of service revenue from 2003 to 2004 and remained approximately the same in terms of absolute dollars.
Research and Development, Sales and Marketing and General and Administrative Expenses
     The following table shows research and development, sales and marketing, and general and administrative expenses amounts and as a percentage of total net revenues (in millions, except percentages):

	Year Ended December 31,
	2005		2004		2003
Research and development	$355.4	17%	$259.9	19%	$178.0	25%
Sales and marketing	439.6	21%	320.0	24%	146.0	21%
General and administrative	74.8	4%	55.2	4%	28.4	4%
     Reclassifications were made to the 2004 and 2003 amounts to include related stock compensation expense to conform to the current year presentation.
     Research and development expenses increased $95.5 million in 2005 compared to 2004, but decreased as a percent of total net revenues. The increase in absolute dollars was primarily due to increases in personnel related expenses of $66.4 million, facility related expenses of $14.1 million, engineering and testing expenses of $12.6 million, equipment related expenses of $8.5 million, and depreciation of $5.1 million. The increases in personnel related expenses in 2005 were primarily due to additional hires in the engineering organization, including those from the five acquisitions. The increase is partially offset by the decrease in stock compensation expense of $11.6 million compared to 2004 as a result of forfeitures of unvested options in 2005. We continue to invest in both stand-alone as well as integrated products in order to satisfy our customer needs. In addition, we invested and expanded on our global research and development efforts, specifically in China and India.
     Research and development expenses increased $81.9 million in 2004 compared to 2003, but decreased as a percent of total net revenues. The increase in absolute dollars was primarily due to employee related expenses increasing $42.4 million year-over-year as a result of the NetScreen acquisition. The increase in research and development expenses was also the result of a $6.5 million increase in expensed equipment primarily used in test activities and a $5.6 million increase in prototype expense. The increase in expensed equipment was due to additional research and development requirements resulting from the NetScreen acquisition. Prototype expenses are closely tied to product launches because of the testing and certification needed before a product can be offered to the public, and the amounts reported in a given period can vary depending on the product being developed and the timing of the release. Stock compensation expense increased by $19.6 million due to the additional amortization of stock options assumed from the NetScreen acquisition.
     Sales and marketing expenses increased $119.6 million in 2005 compared to 2004 and decreased as a percent of total net revenues. The increase in absolute dollars was primarily due to increases in personnel related expenses of $97.3 million, increases in marketing related activities of $10.9 million, and increases in equipment related expenses of $2.6 million. Personnel related expenses increased in 2005 primarily due to additional hires, including acquisitions, to support the expansion of our distribution channels and customer base, as well as to support the larger portfolio of products. Marketing related activities increased primarily as a result of specific activities designed to expand and improve our distribution channels, introduction of new products, and increase awareness of our existing products to a broader range of customers. The increase was partially offset by a decrease in stock compensation expense of $12.9 million compared to 2004 due primarily to the forfeitures of unvested options in 2005.
     Sales and marketing expenses increased $174.0 million in 2004 compared to 2003 and increased as a percent of total net revenues. The increase in absolute dollars was primarily due to employee related expenses increasing $104.7 million year-over-year as a result of the NetScreen acquisition and the increase in revenue. Marketing related expenses increased $22.3 million due to the NetScreen acquisition, the branding of the combined companies and the development of a distribution channel and channel sales. Outside services increased $7.0 million due to professional services related to marketing activities. In addition, demonstration equipment increased $6.4 million due to the NetScreen acquisition and the related purchase of Security demonstration products for our direct sales force and resellers. Demonstration equipment is expensed immediately and is closely tied to product launches. Stock compensation expense increased by $17.5 million due to the additional amortization of stock options assumed from the NetScreen acquisition.
     General and administrative expenses increased $19.6 million in 2005 compared to 2004 and remained at 4% of total net revenues. The increase in absolute dollars was driven by increases in personnel related expenses of $10.6 million and a $10.0 million patent related expense . The $10.0 million patent expense pertained to an agreement we entered into with a third-party to avoid future disputes. The increase was partially offset by a decrease in stock compensation expense of $0.9 million compared to 2004 due primarily to the forfeitures of unvested options in 2005.
     General and administrative expenses increased $26.8 million in 2004 compared to 2003 and remained at 4% of total net revenues. The increase in absolute dollars was driven by a $13.6 million increase in professional services and a $9.3 million increase in employee related expenses. Stock compensation expense increased by $2.0 million due to the additional amortization of stock options assumed from the NetScreen acquisition.
     Other Operating Expenses
     The following table shows other operating expenses (in millions):

	Year Ended December 31,
	2005	2004	2003
Amortization of purchased intangible assets	$85.2	$56.8	$20.7
In-process research and development	11.0	27.5	—
Restructuring, impairments, and special charges, net	(0.6)	(5.1)	14.0
Integration costs	—	5.1	—
     Amortization of Purchased Intangibles
     The amortization expense of intangible assets increased $28.4 million in 2005 compared to 2004 primarily due to the additional intangible assets from the five acquisitions completed in 2005. In addition, we recognized less than a full year of amortization expense for the intangible assets associated with the NetScreen acquisition in 2004.
     The amortization expense of intangible assets increased $36.1 million in 2004 compared to 2003 due to the intangible assets purchased in the NetScreen acquisition.
     See Note 3 in Item 8 for more information on our purchased intangible assets.

     In-Process Research and Development
     In 2005, a total of $11.0 million was charged to IPR&D expense in connection with three of our five acquisitions during the year. Of the total Funk purchase price, $5.3 million was allocated to in-process research and development (“IPR&D”). Of the total Peribit purchase price, $3.8 million was allocated to IPR&D. Of the total Kagoor purchase price, $1.9 million was allocated to IPR&D. None of the Acorn or Redline purchase prices were allocated to IPR&D. In 2004, $27.5 million was allocated to IPR&D from the NetScreen acquisition and was expensed during the year.
     Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Funk, Peribit, Kagoor, and NetScreen had multiple IPR&D efforts under way for certain current and future product lines.
     For Funk, these efforts included development of new versions for the Steel-Belted Radius (“SBR”), SBR High Availability (“HA”), and Mobile IP Module (“MIM”) II products — all related to the Radius product offering. IPR&D as of the acquisition date also included development of new versions for Endpoint Assurance, Proxy (Remote Control), and Odyssey product families. At the time of the Funk acquisition, it was estimated that these development efforts will be completed over the next four months at an estimated cost of approximately $0.9 million.
     For Peribit, these efforts included the development of next versions of software for the Sequence Reducer (“SR”) family, Sequence Mirror (“SM”) family, the Central Management System (“CMS”) products, as well as a hardware program for both the SR and SM families. At the time of the Peribit acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $2.3 million.
     For Kagoor, these efforts included a variety of signaling protocols and next generation products and operating systems. At the time of the Kagoor acquisition, it was estimated that these development efforts would be completed over the next eight months at an estimated cost of approximately $0.8 million.
     As of December 31, 2005, the estimated costs to complete the above research and development efforts were approximately $2.0 million.
     For NetScreen, these efforts included integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. We utilized the discounted cash flow (“DCF”) method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the NetScreen acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25 million. As of December 31, 2005, there was no remaining costs associated with these research and development efforts
     Restructuring, Impairments, and Special Charges
     We implemented several restructuring plans from 2002 to 2004 as a result of product discontinuation and the acquisitions of Unisphere and NetScreen. Restructuring, impairments, and special charges in 2005 included adjustments of $6.6 million primarily related to our restructuring accruals when we re-occupied a portion of the former NetScreen facility previously included in the acquisition related reserve. The credit was partially offset by a $5.9 million charge associated with the impairment of our purchased intangible assets related to Kagoor.
     Integration Costs
     We incurred immaterial integration expenses for the five 2005 acquisitions and approximately $5.1 million for the NetScreen acquisition in 2004. Integration expenses are incremental costs directly related to the integration of the two companies. The integration expenses consisted principally of facility related expenses, workforce related expenses and professional fees. We estimate that the majority of the integration costs related to our 2005 and 2004 acquisitions have been incurred and that there will be an immaterial amount of additional integration costs for these acquisitions in the foreseeable future.

     Other Income and Expenses
     The following table shows other income and expenses (in millions):

	Year Ended December 31,
	2005	2004	2003
Interest and other income	$59.1	$28.2	$33.4
Interest and other expense	(3.9)	(5.4)	(39.1)
Write-down of equity investments	(0.4)	(2.9)	—
Loss on redemption of convertible subordinated notes	—	(4.1)	(1.1)
Gain on sale of equity or available-for-sale investments	1.7	—	8.7
     Interest and other income increased $30.9 million from 2004 to 2005 as a result of higher cash, cash equivalents and investment balances, and an increase in rates of return realized from our investments.
     Interest and other income decreased $5.2 million from 2003 to 2004. The decreases were the result of lower rates of return realized from our investments and less realized gains.
     Interest and other expenses decreased $1.5 million from 2004 to 2005 primarily due to the retirement of the subordinated notes during 2004, resulting in savings of $2.5 million, which was partially offset by foreign exchange related losses from balance sheet revaluation and bank fees.
     Interest expense decreased $33.7 million from 2003 to 2004, almost entirely due to interest saved from the retirement of our Subordinated Notes.
     We have certain minority equity investments in privately held companies that are carried at cost, adjusted for any impairment, as we do not have a controlling interest and do not have the ability to exercise significant influence over these companies. We wrote-down these investments by $0.4 million and $2.9 million in 2005 and 2004, respectively, for changes in market value that we believed were other than temporary.
     In 2005, we recorded a gain of $1.7 million in connection with a business combination transaction of a privately held company in our investment portfolio. Our cost basis of this equity investment was $1.0 million.
     During 2003, we sold some of our marketable equity securities classified as available-for-sale, which had a cost basis of $4.3 million, and recognized gains of $8.7 million.
     We spent $145.0 million, and $792.0 million during 2004 and 2003, respectively, to retire our Subordinated Notes. We recognized net losses of $4.1 million and $1.1 million during 2004 and 2003, respectively. The losses were a result of the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt costs, and the amount paid to extinguish such notes.
     Provision for Income Taxes
     Provision for income taxes increased to $148.2 million in 2005 from $83.3 million in 2004. The 2005 effective rate was 29.5% and differs from the federal statutory rate of 35% due primarily to the benefit of tax credits and a reduction in deferred tax liabilities related to the repatriation dividend under the American Jobs Creation Act of 2004. We repatriated $225.0 million in 2005. We recorded a net tax benefit in 2005 of $19.7 million related to this repatriation dividend. The net tax benefit consists of a federal and state tax provision, net of federal benefit, of $9.7 million, offset by a tax benefit of $29.4 million related to an adjustment of deferred tax liabilities on un-repatriated earnings.
     Provision for income taxes increased to $83.3 million in 2004 from $19.8 million in 2003. The 2004 effective rate was 38% and reflects taxes payable in certain foreign jurisdictions, the benefit of tax credits and the inability to benefit certain charges and losses.
     Segment Information
     A description of the products and services for each segment can be found in Note 12 to the Consolidated Financial Statements. We began to track financial information by our three operating segments during 2005 as our management structure and responsibilities began to measure the business based on management operating income.

We have included segment financial data for each of the three years in the period ended December 31, 2005 for comparative purposes.
     Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Net Revenues:
Infrastructure	$1,367.8	$975.7	$602.5
Service Layer Technologies	403.2	187.2	—
Service	293.0	173.1	98.9

Total net revenues	$2,064.0	$1,336.0	$701.4

Operating Income:
Management operating income:
Infrastructure	$483.2	$297.9	$76.1
Service Layer Technologies	13.4	1.0	—
Service	72.3	32.6	17.6

Total management operating income	568.9	331.5	93.7

Amortization of purchased intangible assets	(85.2)	(56.8)	(20.7)
Stock-based compensation expense related to acquisitions	(17.6)	(44.0)	(2.0)
IPR&D	(11.0)	(27.5)	—
Restructuring, impairments, and special charges, net	0.6	5.1	(14.0)
Patent expense	(10.0)	—	—
Integration costs	—	(5.1)	—

Total operating income	$445.7	$203.2	$57.0

     Infrastructure Operating Segment
     Infrastructure segment net revenues increased from 2004 to 2005 and from 2003 to 2004 due to the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network. The following table shows infrastructure revenue units recognized and ports shipped:

	Years Ended December 31,
	2005	2004	2003
Infrastructure chassis revenue units	9,828	7,102	4,785
Infrastructure ports shipped	153,763	114,543	73,471
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
     Management operating income increased from 2004 to 2005 and from 2003 to 2004 primarily due to increases in revenue as evident by the increase in chassis revenue units. The increase was partially offset by higher personnel related costs primarily related to support product innovation and the expansion of our sales channels.
     Service Layer Technologies Operating Segment
     SLT segment net revenues increased from 2004 to 2005 and from 2003 to 2004 primarily due to the NetScreen acquisition in 2004, and to a lesser extent, the Funk, Peribit, Redline, and Kagoor acquisitions and increases in the sales of firewall products in 2005.

     Management operating income increased from 2004 to 2005 and from 2003 to 2004 primarily due to increases in net revenue, partially offset by increased expenses primarily related to product innovation and the expansion of our sales channels. Additionally, the purchase accounting adjustments related to the NetScreen acquisition negatively impacted the revenue and management operating results in 2004.
     Service Operating Segment
     Net service revenues increased in 2005 compared to 2004 primarily due to the growth in support services and, to a lesser degree, the growth in professional services. The growth in the support services was largely due to improved renewal rates and our growing installed base. Service management operating income increased as a result of the revenue growth experienced in the Infrastructure segment and the SLT segment, partially offset by increases in operating costs, primarily due to personnel related costs. However, in absolute dollars, employee related expenses increased as a result of increased headcounts. Expenses associated with spares also increased as a result of revenue growth.
     Liquidity and Capital Resources
     Overview
     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	As of December 31,
	2005	2004
Cash and cash equivalents	$918.4	$713.2
Short-term investments	510.4	404.7
Long-term investments	618.3	595.2
Restricted cash	66.1	31.2
Working capital	1,191.1	917.6
     Working capital increased $273.5 million from 2004 to 2005 due to cash provided by operations of $642.9 million, partially offset by net cash used in investing activities. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.
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
     Cash Requirements and Contractual Obligations
     The following table summarizes our principal contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than			More than
	Total	1 Year	1 — 3 Years	3 — 5 Years	5 Years
Operating leases, net of committed subleases (a)	$191.6	$37.7	$61.4	$45.1	$47.4
Senior Notes (b)	400.0	—	400.0	—	—
Purchase commitments (c)	78.1	78.1	—	—	—
Other contractual obligations (d)	41.9	26.6	15.3	—	—

Total	$711.6	$142.4	$476.7	$45.1	$47.4

(a)	We occupy approximately 1.4 million square feet world wide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in May 2014.

(b)	Our principal commitment as of December 31, 2005 was our outstanding Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”). The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. The carrying value of the Senior Notes as of December 31, 2005 was $400.0 million.

(c)	We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $78.1 million as of December 31, 2005, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers. We do not incur a liability for products built by the contract manufacturer until it fulfills our customer’s order and the order ships. However, if the components go unused, we may be assessed carrying charges or obsolete charges. As of December 31, 2005, we had accrued $21.6 million based on our estimate of such charges.

(d)	Other Contractual obligations consist of the following:
•	Escrow amount of $12.2 million related to the Funk acquisition for indemnity obligations. One-half of the indemnity obligations will expire in January 2007 and the remaining one-half will expire in June 2007. Also included is a contingent bonus payable, based on certain milestones, of $5 million, which will be earned over a period of one year.

•	Escrow amount of $1.5 million related to the Acorn acquisition for indemnity obligations. The indemnity obligations will expire in May 2007. Also included is a contingent earn-out payable to former Acorn stockholders, based on certain milestones, of up to $2.2 million, and bonus payable to employees related to continued employment of up to $1.0 million. Earn-out and bonuses will be earned over a period of two years.

•	Escrow amount related to the Redline and Kagoor acquisitions of $13.2 million and $6.8 million, respectively, for indemnity obligations. The indemnity obligations will expire in May 2006.
In connection with the Peribit acquisition, 1.6 million shares of our common stock, with a fair value of $35.2 million as of acquisition date, have been held in escrow for indemnity obligations. We did not include this obligation in the above table since it is a non-cash item. One-half of the indemnity obligations will expire in July 2006 and the remaining one-half will expire in January 2007.
     Operating Activities
     Net cash provided by operating activities was $642.9 million, $439.4 million, and $178.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The cash provided by operating activities for each period was due to our net income adjusted by:
•	Non-cash charges of $304.0 million, $246.5 million, and $76.8 million for 2005, 2004 and 2003, respectively, primarily for depreciation and amortization expenses, stock-based compensation, tax benefit of employee stock option plans, in-process research and development from acquisitions, debt issuance costs, loss on disposal of property and equipment, restructuring expense, and impairment charges associated with Kagoor’s purchased intangible assets. Non-cash charges in 2005 also included a benefit from the reversal of NetScreen’s acquisition related liabilities and a loss due to the impairment of an equity investment, partially offset by gains associated with available-for-sale investments. In 2004, non-cash charges also included a loss from the redemption of the Subordinated Notes and a loss due to the write-down of equity investments. In 2003, non-cash charges also included a loss from the redemption of the Subordinated Notes, offset by a gain from the sale of equity investment.

•	Changes in operating assets and liabilities of $(15.1) million, $57.2 million, and $62.5 million for 2005, 2004 and 2003, respectively, were in the normal course of business. Net cash used during the twelve months ended December 31, 2005 was primarily attributable to increases in net accounts receivable of $68.0 million, prepaid expenses, other current assets, and other long-term assets of $26.2 million, decreases in accrued warranty of $3.7 million, and decreases in other accrued liabilities of $42.6 million, partially offset by increases in deferred revenue of $64.3 million, accounts payable of $50.3 million, and accrued compensation of $10.9 million. Net cash provided during the twelve months ended December 31, 2004 was primarily attributable to increases in deferred revenue of $93.6 million, accrued compensation of $40.3 million, other accrued liabilities of $27.9 million, accounts payable of $29.4 million, and accrued warranty of $3.6 million, partially offset by increases in net accounts receivable of $81.4 million, and prepaid expenses, other current assets, and other long-term assets of $56.3 million. Net cash used during the twelve months ended December 31, 2003 was primarily attributable to increase in deferred revenue of $29.2 million, accrued compensation of $17.5 million, accounts payable of $13.0 million, accrued warranty of $3.0 million, and other accrued liabilities of $2.5 million, partially offset by decreased in prepaid expenses, other current assets, and other long-term assets of $3.1 million. Deferred revenue increased during the twelve months ended December 31, 2005 primarily due to increases in deferred service revenue as a result of the growth in the Service business, partially offset by revenue recognized from deferred product revenue. Deferred revenue increased during the twelve months ended December 31, 2004 primarily due to increases in deferred product revenue, and to a lesser degree, increases in deferred service revenue.
     Investing Activities
     Net cash used in investing activities was $583.7 million for the year ended December 31, 2005. Net cash used in investing activities was $58.5 million for the year ended December 31, 2004. Net cash provided by investing activities was $300.1 million for the year ended December 31, 2003. Investing activities included capital expenditures and the purchases and sale or maturities of available-for-sale securities, the purchase and sale of equity investments, and the acquisitions of businesses. Capital expenditures increased from 2004 to 2005 mainly due to new product developments and overseas expansions, and business acquisitions. Capital expenditures increased from 2003 to 2004 due to our business growth. Other investing activities include:
•	$309.9 million of cash used in the acquisitions of Funk, Acorn, Peribit, Redline, and Kagoor during 2005, $34.8 million of restricted cash funded to escrow accounts in relation to the Funk, Acorn, Redline, and Kagoor acquisitions, and $9.8 million of investment in a private equity company during 2005;

•	$40.9 million of cash and cash equivalents acquired in connection with the NetScreen acquisition during 2004, and;

•	$30.8 million of restricted cash funded during 2003 to establish a trust to secure our indemnification obligations to certain directors and officers.
     Financing Activities
     Net cash provided in financing activities was $146.0 million for the year ended December 31, 2005. Net cash used in financing activities was $33.4 million and $307.5 million for the years ended December 31, 2004 and 2003, respectively. Cash was provided during all periods from the issuance of common stock related to employee option exercises and stock purchase plans. We spent $145.0 million, and $792.0 million during 2004 and 2003, respectively, to retire our Subordinated Notes. We spent $63.6 million during 2004 to retire 2.9 million shares of our common stock. During 2003, we received net proceeds of $392.8 million from the issuance of the Senior Notes. In January and February of 2006, we repurchased 10,071,000 shares of common stock at an average price of $18.51 per share as part of our Common Stock Repurchase Program. The repurchase did not have a material impact on our liquidity.
     Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock Issued to Employees. SFAS 123R supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS 123R on January 1, 2006.
     SFAS 123R permits public companies to adopt its requirements using one of two methods: modified prospective method or modified retrospective method. We plan to adopt SFAS 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. We will recognize in our results of operations the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. For stock-based awards issued prior to January 1, 2006, we amortize the related compensation costs using the graded-vesting method.
     As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The pre-tax balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to share-based awards unvested as of December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, was approximately $98 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options and restricted stock units in 2006. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it depends on the number of share-based payments granted and the then current fair values.
     SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standard. This requirement will likely reduce net operating cash flow and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $129.5 million, $66.0 million, and $10.8 million in 2005, 2004, and 2003, respectively.
     In November 2005, the FASB issued FSP FAS 123R-3, Transition Election and Accounting for Tax Effects. The guidance provides a simplified method to calculate the Additional Paid-In Capital (APIC) pool for the beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon the adoption of SFAS No. 123R, Share-Based Payment, beginning on January 1, 2006. In addition, this FSP addresses that when the alternative APIC pool calculation is used, tax benefits related to certain employee awards should be included as a cash flow from financing activities and a cash outflow from operating activities within the statements of cash flows. The FSP allows companies up to one year from the later of the adoption date of SFAS 123R or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. We are in the process of evaluating the impact of the new method provided by this guidance.
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

     The following table presents hypothetical changes in fair value of the financial instruments held at December 31, 2005 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest				Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			Fair Value as of	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	December 31, 2005	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$304.7	$302.9	$301.1	$299.3	$297.6	$295.8	$294.0
Corporate bonds and notes	646.4	643.2	640.2	637.1	633.9	630.8	627.7
Asset backed securities and other	372.8	372.2	371.5	370.9	370.2	369.6	368.9

Total	$1,323.9	$1,318.3	$1,312.8	$1,307.3	$1,301.7	$1,296.2	$1,290.6

     The following table presents hypothetical changes in fair value of the financial instruments held at December 31, 2004 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest				Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			Fair Value as of	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	December 31, 2004	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$247.0	$245.6	$244.3	$242.9	$241.6	$240.2	$238.9
Corporate bonds and notes	538.7	535.5	532.3	529.1	525.8	522.6	519.4
Asset backed securities and other	354.2	353.8	353.4	353.0	352.6	352.2	351.8

Total	$1,139.9	$1,134.9	$1,130.0	$1,125.0	$1,120.0	$1,115.0	$1,110.1

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
     We uses foreign currency forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities. These derivatives are carried at fair value with changes recorded in other income (expense). Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.
     Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2005, 2004, and 2003, in other income (expense) in our results of operations.

ITEM 8. Consolidated Financial Statements and Supplementary Data
Management’s Annual Report on Internal Control Over Financial Reporting
     Juniper Networks Inc.’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
     Based on our assessment using those criteria, we concluded that, as of December 31, 2005, Juniper Networks Inc.’s internal control over financial reporting was effective.
     Juniper Networks Inc.’s independent registered public accounting firm, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of the company’s internal control over financial reporting. This report appears on page 43 of this Annual Report on Form 10-K.
     Please note that there are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time.
Sunnyvale, California
March 3, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Juniper Networks, Inc.
We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Juniper Networks, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
March 3, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Juniper Networks, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Juniper Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Juniper Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Juniper Networks, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
March 3, 2006

Juniper Networks, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net revenues:
Product	$1,770,988	$1,162,928	$602,455
Service	292,969	173,091	98,938

Total net revenues	2,063,957	1,336,019	701,393
Cost of revenues:
Product(1)	506,112	318,149	200,588
Service(1)	146,754	95,275	56,728

Total cost of revenues	652,866	413,424	257,316

Gross margin	1,411,091	922,595	444,077
Operating expenses:
Research and development(1)	355,417	259,856	178,029
Sales and marketing(1)	439,596	320,030	145,989
General and administrative(1)	74,756	55,188	28,402
Amortization of purchased intangibles	85,174	56,782	20,661
In-process research and development	11,000	27,500	—
Restructuring, impairments, and special charges, net	(582)	(5,058)	13,985
Integration costs	—	5,087	—

Total operating expenses	965,361	719,385	387,066

Operating income	445,730	203,210	57,011
Interest and other income	59,144	28,233	33,428
Interest and other expense	(3,925)	(5,379)	(39,099)
Write-down of equity investments	(448)	(2,939)	—
Loss on redemption of convertible subordinated notes	—	(4,107)	(1,085)
Gain on sale of equity or available-for-sale investments	1,698	—	8,739

Income before income taxes	502,199	219,018	58,994
Provision for income taxes	148,170	83,272	19,795

Net income	$354,029	$135,746	$39,199

Net income per share:
Basic	$0.64	$0.28	$0.10

Diluted	$0.59	$0.25	$0.09

Shares used in computing net income per share:
Basic	554,223	493,073	382,180

Diluted	598,907	542,625	413,821

(1) Amortization (benefit) of deferred stock compensation included in the following cost and expense categories by period:

Cost of revenues — Product	$848	$533	$(33)
Cost of revenues — Service	1,118	2,317	—
Research and development	9,894	21,493	1,925
Sales and marketing	4,761	17,685	205
General and administrative	1,016	1,927	(60)

Total	$17,637	$43,955	$2,037

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(in thousands, except share data and par values)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$918,401	$713,182
Short-term investments	510,364	404,659
Accounts receivable, net of allowances for doubtful account of $7,730 for 2005 and $10,184 for 2004	268,907	187,306
Deferred tax assets	74,108	66,010
Prepaid expenses and other current assets	46,676	42,576

Total current assets	1,818,456	1,413,733
Property and equipment, net	319,885	275,612
Investments	618,342	595,234
Restricted cash	66,074	31,226
Goodwill	4,904,239	4,427,930
Purchased intangible assets, net	269,921	241,879
Other long-term assets	29,682	14,100

Total assets	$8,026,599	$6,999,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,172	$113,890
Accrued compensation	97,738	82,946
Accrued warranty	28,187	32,254
Deferred revenue	213,482	159,750
Income taxes payable	56,360	29,794
Other accrued liabilities	66,461	77,536

Total current liabilities	627,400	496,170
Deferred revenue	39,330	22,700
Other long-term liabilities	60,200	88,107
Long-term debt	399,959	400,000

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 568,243 and 540,526 shares issued and outstanding at December 31, 2005 and 2004, respectively	6	5
Additional paid-in capital	6,431,954	5,888,215
Deferred stock compensation	(15,582)	(32,394)
Accumulated other comprehensive loss	(8,324)	(716)
Retained earnings	491,656	137,627

Total stockholders’ equity	6,899,710	5,992,737

Total liabilities and stockholders’ equity	$8,026,599	$6,999,714

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$354,029	$135,746	$39,199
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	138,904	97,625	64,387
Stock-based compensation	17,637	43,955	2,037
Non-cash portion of debt issuance costs and disposal of property and equipment	1,735	4,094	3,616
Restructuring, impairments, and special charges	5,620	321	3,621
In-process research and development	11,000	27,500	—
(Gain) loss on sale or write-down of investments	(364)	2,939	(8,739)
Loss on redemption of convertible subordinated notes	—	4,107	1,085
Tax benefit of employee stock option plans	129,492	65,988	10,813
Changes in operating assets and liabilities:
Accounts receivable, net	(68,053)	(81,398)	537
Prepaid expenses, other current assets and other long-term assets	(26,201)	(56,253)	(3,092)
Accounts payable	50,310	29,390	12,963
Accrued compensation	10,901	40,296	17,528
Accrued warranty	(3,723)	3,597	2,966
Other accrued liabilities	(42,624)	27,893	2,467
Deferred revenue	64,280	93,648	29,166

Net cash provided by operating activities	642,943	439,448	178,554

INVESTING ACTIVITIES:
Purchases of property and equipment	(98,192)	(63,185)	(19,388)
Purchases of available-for-sale investments	(936,031)	(739,437)	(734,679)
Maturities and sales of available-for-sale investments	805,047	704,740	1,085,929
Increase in restricted cash	(34,848)	(249)	(30,837)
Minority equity investments	(9,823)	(1,225)	(900)
Acquisition of businesses, net of cash and cash equivalents acquired	(309,889)	40,889	—

Net cash (used in) provided by investing activities	(583,736)	(58,467)	300,125

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	146,029	175,172	91,755
Redemption of convertible subordinated notes	—	(144,967)	(792,013)
Retirement of common stock	(17)	(63,610)	—
Proceeds from issuance of convertible senior notes	—	—	392,750

Net cash provided by (used in) financing activities	146,012	(33,405)	(307,508)

Net increase in cash and cash equivalents	205,219	347,576	171,171
Cash and cash equivalents at beginning of period	713,182	365,606	194,435

Cash and cash equivalents at end of period	$918,401	$713,182	$365,606

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$4,424	$45,864
Cash paid for taxes	27,764	7,340	3,156

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with business combinations	$221,221	$3,651,226	$—
Stock options assumed in connection with business combinations	65,185	520,503	—
Deferred stock compensation	19,035	93,558	—
Common stock issued in connection with the retirement of convertible subordinated notes	—	—	2
Common stock issued in connection with conversion of the Zero Coupon Convertible Senior Notes	41	—	—
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

					Accumulated
					Other		Total
	Common Stock		Additional	Deferred Stock	Comprehensive	Retained	Stockholders’
	Shares	Amount	Paid-in Capital	Compensation	Income (loss)	Earnings	Equity
Balance at December 31, 2002	374,331	$4	$1,461,906	$(11,113)	$17,052	$(37,318)	$1,430,531
Issuance of common stock in connection with the Employee Stock Purchase Program	1,475	—	9,946	—	—	—	9,946
Issuance of common stock in connection with retirement of the 4.75% Convertible Subordinated Notes	—	—	2	—	—	—	2
Exercise of stock options by employees, net of repurchases	14,466	—	81,809	—	—	—	81,809
Compensation charge in connection with the restructuring activity	—	—	744	—	—	—	744
Amortization of deferred stock compensation, net of effect of former employees	—	—	(7,848)	9,885	—	—	2,037
Tax benefit from employee stock option plans	—	—	10,813	—	—	—	10,813
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	—	—	—	—	(14,986)	—	(14,986)
Foreign currency translation gains, net	—	—	—	—	2,348	—	2,348
Net income	—	—	—	—	—	39,199	39,199
Comprehensive income	—	—	—	—	—	—	26,561

Balance at December 31, 2003	390,272	4	1,557,372	(1,228)	4,414	1,881	1,562,443
Issuance of common stock in connection with the Employee Stock Purchase Program	769	—	11,791	—	—	—	11,791
Exercise of stock options by employees, net of repurchases	20,236	—	163,381	—	—	—	163,381
Issuance of common stock in connection with the acquisition of NetScreen	132,118	1	4,171,730	(93,558)	—	—	4,078,173
Retirement of common stock	(2,869)	—	(63,610)	—	—	—	(63,610)
Amortization of deferred stock compensation, net of effect of former employees	—	—	(18,437)	62,392	—	—	43,955
Tax benefit from employee stock option plans	—	—	65,988	—	—	—	65,988
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	—	—	—	—	(7,335)	—	(7,335)
Foreign currency translation gains, net	—	—	—	—	2,205	—	2,205
Net income	—	—	—	—	—	135,746	135,746

Comprehensive income	—	—	—	—	—	—	130,616

Balance at December 31, 2004	540,526	5	5,888,215	(32,394)	(716)	137,627	5,992,737
Issuance of common stock in connection with the Employee Stock Purchase Program	912	—	18,262	—	—	—	18,262
Exercise of stock options by employees, net of repurchases	15,466	1	127,765	—	—	—	127,766
Issuance of common stock in connection with business acquisitions	11,345	—	286,406	(19,035)	—	—	267,371
Issuance of common stock in connection with conversion of the Zero Coupon Convertible Senior Notes	2	—	41	—	—	—	41
Retirement of common stock	(8)	—	(17)	—	—	—	(17)

					Accumulated
					Other		Total
	Common Stock		Additional	Deferred Stock	Comprehensive	Retained	Stockholders’
	Shares	Amount	Paid-in Capital	Compensation	Income (loss)	Earnings	Equity
Amortization of deferred stock compensation, net of effect of former employees	—	—	(18,210)	35,847	—	—	17,637
Tax benefit from employee stock option plans	—	—	129,492	—	—	—	129,492
Other comprehensive income:
Change in unrealized loss on available-for-sale securities	—	—	—	—	(3,983)	—	(3,983)
Foreign currency translation gains, net	—	—	—	—	(3,625)	—	(3,625)
Net income	—	—	—	—	—	354,029	354,029
Comprehensive income	—	—	—	—	—	—	346,421

Balance at December 31, 2005	568,243	$6	$6,431,954	$(15,582)	$(8,324)	$491,656	$6,899,710

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business
     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) was founded in 1996 to develop and sell products that would be able to meet the stringent demands of service providers. Today the Company designs and sells products and services that together provide its customers with secured and assured Internet Protocol (“IP”) secure networking solutions. The Company’s solutions are incorporated into the global web of interconnected public and private networks across which a variety of media, including voice, video and data, travel to and from end users around the world. The Company’s network infrastructure solutions enable service providers and other network-intensive businesses to support and deliver services and applications on a highly efficient and low cost integrated network. The Company’s Service Layer Technologies (“SLT”) solutions meet a broad array of its customer’s priorities, from protecting the network itself, and protecting data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, the Company’s secure networking solutions enable its customers to convert networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased reliability and security to end users. The Company sells and markets its products through its direct sales organization, value-added resellers and distributors.
     In 2005 the Company completed the acquisitions of Funk Software, Inc. (“Funk”), Acorn Packet Solutions, Inc. (“Acorn”), Peribit Networks, Inc. (“Peribit”), Redline Networks, Inc (“Redline”), and Kagoor Networks, Inc. (“Kagoor”). In 2004 the Company completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”). As a result of the these acquisitions, the Company expanded its customer base and portfolio of products, and now offers two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks router portfolio and Acorn products, and SLT products, which consist predominately of the former Funk, Peribit, Redline, Kagoor, and NetScreen products.
Note 2. Summary of Significant Accounting Policies
     Basis of Presentation
     The Consolidated Financial Statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
     Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for revenue recognition, allowance for sales returns, allowance for doubtful accounts, allowance for contract manufacturer obligations, allowance for warranty costs, goodwill and other impairments, income taxes, litigation and settlement costs, and other loss contingencies. The Company bases its estimates on historical experience and also on assumptions that it believes are standard and reasonable. Actual results experienced by the Company may differ materially from management’s estimates.
     Cash and Cash Equivalents
     All highly liquid investments purchased with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents consist of cash on hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities.
     Investments
     Management determines the appropriate classification of securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations. The Company’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income.

     Equity Investments
     Juniper Networks has investments in privately held companies. These investments are included in other long-term assets in the Consolidated Balance Sheets and are carried at cost, adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by Juniper Networks and such markets may never be significant. The Company monitors these investments for impairment by considering financial, operational and economic data and makes appropriate reductions in carrying values when necessary.
     Fair Value of Financial Instruments
     The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.
     Concentrations
     Financial instruments that subject Juniper Networks to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Juniper Networks maintains its cash and cash equivalents and investments in fixed income securities with high-quality institutions and only invests in high quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.
     Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. Juniper Networks performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Juniper Networks maintains reserves for potential credit losses and historically such losses have been within management’s expectations. One customer accounted for 14% and 15% of total net revenues during 2005 and 2004, respectively. Two customers individually accounted for 15% and 13% of total net revenues in 2003.
     The Company relies on sole suppliers for certain of its components such as ASICs and custom sheet metal. Additionally, Juniper Networks relies primarily on two significant independent contract manufacturers for the production of all of its products. The inability of any supplier or manufacturer to fulfill supply requirements of Juniper Networks could negatively impact future operating results.
     Property and Equipment
     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life, generally three to five years, or the lease term of the respective assets. The land that was acquired in January 2001 is not being depreciated.
     Goodwill and Purchased Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased trademarks, developed technologies, customer and maintenance contracts, and other intangible assets. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment by applying a fair-value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives ranging from two to twelve years.

     Impairment
     The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company assesses the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.
     The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Juniper Networks conducted its annual impairment test as of November 1, 2005 and determined that goodwill was not impaired. There were no events or circumstances from that date through December 31, 2005 that would impact this assessment.
     Revenue Recognition
     Juniper Networks sells products and services through its direct sales force or through its strategic distribution relationships and value-added resellers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company.
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
     For sales to direct end-users and value-added resellers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller. For the end-users and value-added resellers, the Company has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company.
     The Company records reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time.
     Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenues. The Company’s resellers and distributors participate in various cooperative marketing and other programs, and it maintains estimated accruals and allowances for these programs.
     Services include maintenance, training and consulting. Service maintenance includes contracts for 24-hour technical support, hardware repair and replacement parts, and unspecified upgrades on a when and if available basis. Service maintenance is offered under renewable, fee-based contracts. Revenue from customer support contracts is deferred and recognized ratably over the contractual support period, generally one year. Revenue from training and consulting is recognized as the services are completed or ratably over the contractual period.

     Allowance for Doubtful Accounts
     The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. Juniper Networks regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.
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
     Contract Manufacturer Liabilities
     The Company outsources most of its manufacturing, repair and supply chain management operations to its independent contract manufacturers and a significant portion of its cost of revenues consists of payments to them. Its independent contract manufacturers procure components and manufacture the Company’s products based on the Company’s demand forecasts. These forecasts are based on the Company’s estimates of future demand for the Company products, which are in turn based on historical trends and an analysis from the Company’s sales and marketing organizations, adjusted for overall market conditions. The Company establishes accrued liabilities, included in other current accrued liabilities on the accompanying consolidated balance sheets, for carrying charges and obsolete material charges for excess components purchased based on historical trends.
     Research and Development
     Costs to research, design, and develop the Company’s products are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, Juniper Networks’ products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.
     Advertising
     Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $6.6 million, $7.9 million, and $1.3 million, for 2005, 2004, and 2003, respectively.
     Litigation and Settlement Costs
     From time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from the Company’s estimates, which could result in the need to record additional expenses.

     Loss Contingencies
     The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. It considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to its management to determine whether such accruals should be adjusted and whether new accruals are required.
     Stock-Based Compensation
     The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation cost, was recognized in net income.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to employee stock benefits, including shares issued under the stock option plans and under the Company’s Stock Purchase Plan. Pro forma information, net of the tax effect, follows (in millions, except per share amounts):

	Year Ended December 31,
	2005	2004*	2003
Net income as reported	$354.0	$135.7	$39.2
Add: amortization of deferred stock compensation included in reported net income, net of tax	10.9	27.3	1.2
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(204.5)	(114.2)	(60.3)

Pro forma net income (loss)	$160.4	$48.8	$(19.9)

Basic net income (loss) per share:
As reported	$0.64	$0.28	$0.10
Pro forma	$0.29	$0.10	$(0.05)
Diluted net income (loss) per share:
As reported	$0.59	$0.25	$0.09
Pro forma	$0.27	$0.08	$(0.05)
     *During the preparation of the notes to consolidated financial statements for 2005, the Company determined that the calculation of the pro forma stock-based compensation expense disclosed under SFAS 123 for 2004, as reported, inadvertently did not include the proper fair value for options assumed in the acquisition in 2004. Accordingly, the amount of the pro forma stock-based compensation expense presented in the table above for 2004 has been revised. For 2004, the previously reported pro forma net income was $69.3 million, the previously reported pro forma basic net income per share was $0.14, and the previously reported pro forma diluted net income per share was $0.13. This revision had no effect on the Company’s previously reported consolidated results of operations or financial condition.
     Derivatives
     It is the Company’s policy to use derivatives to partially offset its market exposure to fluctuations in foreign currencies. The Company does not enter into derivatives for speculative or trading purposes. Juniper Networks uses foreign currency forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities. These derivatives are carried at fair value with changes recorded in other income (expense). Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.
     Periodically, the Company uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during 2005, 2004, and 2003, in other income (expense) on its Consolidated Statements of Operations.
     Provision for Income Taxes
     Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Deferred tax assets attributable to tax deductions related to stock options are not considered realizable prior to their utilization on tax returns, at which point a current tax savings results and equity is credited for such savings. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109, “Accounting for Income Taxes,” and records a valuation allowance to reduce its deferred tax assets to the amount that it believes to be more likely than not realizable. The Company believes it is more likely than not that forecasted income together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due.
     Comprehensive Income
     Comprehensive income is defined as the change in equity during a period from non-owner sources. The Company has presented its comprehensive income as part of the Consolidated Statements of Stockholders’ Equity. Other comprehensive income includes net unrealized losses on available-for-sale securities and net foreign currency translation gains (losses) that are excluded from net income.
     Foreign Currency Translation
     Assets and liabilities of foreign operations with non-U.S. dollar functional currency are translated to U.S. dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. dollars using average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2005, 2004 and 2003. The effect of exchange rate changes on cash balances held in foreign currencies were immaterial in the years presented.
     Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock Issued to Employees. SFAS 123R supersedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS 123R permits public companies to adopt its requirements using one of two methods: modified prospective method or modified retrospective method. The Company plans to adopt SFAS 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company will recognize in its results of operations the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. For stock-based awards issued prior to January 1, 2006, the Company amortizes the related compensation costs using the graded-vesting method.
     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of the SFAS 123R fair value method will have a significant adverse impact on the Company’s reported results of operations because the stock-based compensation expense will be charged directly against the Company’s reported earnings. The pre-tax balance of unearned stock-based compensation to be expensed in the period 2006 through 2010 related to share-based awards unvested as of December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $98 million. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase, or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities to employees or assumes unvested securities in connection with any acquisitions, its stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The Company anticipates that it will grant additional employee stock options and restricted stock units in 2006. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it depends on the number of share-based payments granted and the then current fair values.
     SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standard. This requirement will likely reduce net operating cash flow and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $129.5 million, $66.0 million, and $10.8 million in 2005, 2004, and 2003, respectively.
     In November 2005, the FASB issued FSP FAS 123R-3, Transition Election and Accounting for Tax Effects. The guidance provides a simplified method to calculate the Additional Paid-In Capital (APIC) pool for beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon the adoption of SFAS 123R beginning on January 1, 2006. In addition, this FSP addresses that when the alternative APIC pool calculation is used, tax benefits related to certain employee awards should be included as a cash flow from financing activities and a cash outflow from operating activities within the statements of cash flows. The FSP allows companies up to one year from the later of the adoption date of SFAS 123R or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. The Company is in the process of evaluating the impact of the new method provided by this guidance.
     Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.
Note 3. Business Acquisitions
     Juniper Networks completed six purchase acquisitions during the three years ended December 31, 2005. In 2005, the Company acquired Funk, Acorn, Peribit, Redline, and Kagoor. In 2004, the Company acquired NetScreen. The total purchase price for each acquisition, as of their respective acquisition dates, is outlined below (in millions):

	2005						2004
	Funk	Acorn	Peribit	Redline	Kagoor	Total	NetScreen

Cash	$110.2	$4.0	$50.3	$97.5	$58.2	$320.2	$—
Common stock	—	—	221.2	—	—	221.2	3,651.2
Pre-acquisition loan	—	—	—	3.0	—	3.0	—
Fair value of stock options	—	—	36.4	21.1	7.6	65.1	520.5
Assumed liabilities	—	—	—	1.0	—	1.0	—
Acquisition direct costs	1.1	0.3	4.1	0.5	0.5	6.5	13.4

Total purchase price	$111.3	$4.3	$312.0	$123.1	$66.3	$617.0	$4,185.1

     The total purchase price for certain acquisitions could increase upon the release of the amounts held in escrow for indemnity obligations and upon additional contingent payments.
     Allocation of Initial Purchase Consideration
     The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including IPR&D, based on their fair values. The excess purchase price over those fair values is recorded as goodwill. Goodwill is subject to change due to the release of the amounts held in escrow for indemnity obligations, additional contingent payments, and changes in acquisition related assets and liabilities. The fair values assigned to intangible assets acquired are based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. A summary of the purchase price allocations for each acquisition is as follows (in millions):

	2005						2004
	Funk	Acorn	Peribit	Redline	Kagoor	Total	NetScreen

Net tangible assets assumed	$3.9	$0.2	$3.6	$—	$1.9	$9.6	$367.8
Amortizable intangible assets:
Existing technology	18.8	2.9	26.1	17.2	6.9	71.9	165.2
Patents and core technology	2.3	0.8	6.5	4.9	2.1	16.6	45.7
Maintenance agreements	—	0.1	1.7	—	0.1	1.9	5.9
Customer relationships	2.6	0.5	6.3	3.5	2.4	15.3	24.8
Trademark	0.6	0.1	—	—	—	0.7	8.3
Non-compete agreement	0.7	—	—	—	—	0.7	—
Order backlog	—	0.1	0.2	—	0.1	0.4	2.5
Total	25.0	4.5	40.8	25.6	11.6	107.5	252.4
In-process research and development	5.3	—	3.8	—	1.9	11.0	27.5
Deferred compensation related to unvested stock options	—	—	13.2	3.8	2.0	19.0	93.5
Goodwill	77.1	(0.4)	250.6	93.7	48.9	469.9	3,443.9

Total purchase price	$111.3	$4.3	$312.0	$123.1	$66.3	$617.0	$4,185.1

     Purchased Intangible Assets
     The following table presents details of the purchased intangible assets acquired (in millions, except years):

			Customer
	Technologies and Patents		Relationships		Other		Total
	Estimated		Estimated		Estimated
	Useful Life		Useful Life		Useful Life
Acquisitions	(in years)	Amount	(in years)	Amount	(in years)	Amount	Amount
Funk	4	$21.1	6	$2.6	2 — 5	$1.3	$25.0
Acorn	4	3.7	5	0.5	0.5 — 5	0.3	4.5
Peribit	4	32.6	5	6.3	<0.5 — 8	1.9	40.8
Redline	4	22.1	5	3.5	—	—	25.6
Kagoor	6	9.0	7	2.4	<0.5 — 6	0.2	11.6

2005 Total		$88.5		$15.3		$3.7	$107.5

NetScreen — 2004 Total	4	$210.9	5 — 7	$24.8	<0.5 — 5	$16.7	$252.4

     Existing technology consists of products that have reached technological feasibility and includes products in the acquired product lines. Existing technology was valued using the discounted cash flow (“DCF”) method. This method calculates the value of the intangible asset as being the present value of the after tax cash flows potentially attributable to it, net of the return on fair value attributable to tangible and other intangible assets.
     Maintenance agreements represent the revenue generated by contracts with customers who pay for annual maintenance and support. The income approach was used to estimate the fair value of the maintenance agreements, which includes estimating the ongoing, after-tax income expected from maintenance agreements in place at the time of each acquisition, including expected renewals.
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
     Relationships with customers represent the rights granted to the VAR or distributor to resell certain products. The VAR and distributor relationships were valued using the avoided cost method, which takes into account the cost of establishing each relationship.
     2005 Acquisitions
     Pro forma results of operations are not presented for the 2005 acquisitions as the effects of these acquisitions are not material to Juniper on either an individual or an aggregate annual basis.

     Funk Acquisition: On December 1, 2005, the Company completed its acquisition of Funk. Funk, a leading provider of standards-based network access security solutions, developed products and technologies that protect the integrity of the network by ensuring both the user and the device meet an organization’s security policies before granting access. The purchase price for Funk included a cash payment of $110.2 million. Currently excluded from the aggregate purchase price of $111.3 million is a balance of $12.2 million held in escrow for indemnity obligations, of which one-half will expire in January 2007 and the remaining one-half in June 2007. In addition, the Company may be required to pay certain additional amounts of up to $5.0 million contingent upon achieving certain agreed-upon conditions over the next 13 months after the close of the acquisition. Contingent payments associated with future employment conditions will be recorded as compensation expense when incurred. At the close of the acquisition, the Company recorded a liability of $0.3 million associated with future lease, severance, and other contractual obligations, which remained to be paid as of December 31, 2005.
     Acorn Acquisition: On October 20, 2005, the Company completed its acquisition of Acorn. Acorn’s products and technologies provide a smooth migration path of more flexible and cost-effective by connecting legacy Time Division Multiplexing (TDM) and other circuit-based applications across next-generation IP networks. The purchase price for Acorn included a cash payment of $4.0 million. Currently excluded from the aggregate purchase price of $4.3 million is a balance of $1.5 million held in escrow for indemnity obligations, which will expire on May 30, 2007. In addition, the Company may be required to pay certain additional amounts of up to $2.2 million contingent upon achieving certain agreed-upon conditions over the next 24 months after the close of the acquisition. Depending on the contingency, any additional payments will be recorded as either compensation expense or additional purchase price. Additionally, the Company may be required to pay an additional amount of up to $1.0 million over a two-year period contingent upon future services from former Acorn employees. Contingent payments associated with future employment conditions will be recorded as compensation expense when incurred. Future lease and other contractual obligations were immaterial at the time of the acquisition.
     Peribit Acquisition: On July 1, 2005, the Company completed its acquisition of Peribit. The acquisition enabled the Company to secure and assure the delivery and performance of applications over an IP network through premium traffic processing. The acquisition of Peribit will further expand the Company’s customer base and portfolio of products. The acquisition resulted in the issuance of 11.3 million shares of the Company’s common stock with a fair value of approximately $256.4 million to the former shareholders of Peribit, of which, approximately 1.6 million shares with a fair value of $35.2 million, established as of the acquisition date, are being held in escrow for indemnity obligations prescribed by the merger agreement. This escrow amount is excluded from the total purchase price of $312.0 million. One-half of the indemnity obligations expire on the first anniversary of the closing date and the remaining one-half expires 18 months after the closing date of July 1, 2005. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on April 26, 2005. The Company also assumed all of the outstanding Peribit stock options with a fair value of approximately $36.4 million. Such options were valued using Black-Scholes option pricing model with the volatility assumption of 41%, expected life of 1.8 years, risk-free interest rate of 3.6%, and a market value of the Company’s common stock of $22.62 per share, which was determined as described above. At the close of the acquisition, the Company recorded a liability of $3.0 million associated with future lease, severance, and other contractual obligations through March 2009. As of December 31, 2005, $1.7 million remained to be paid, of which $0.9 million is payable over the next 12 months.
     Redline Acquisition: On May 2, 2005, the Company completed its acquisition of Redline. Redline was a pioneer in the development of Application Front End (“AFE”) technology and designed network solutions that improve the performance, flexibility, and scalability of web-enabled enterprise data centers and public web sites. The purchase price for Redline included a cash payment of $97.5 million, a $3.0 million pre-acquisition loan from the Company to Redline which was forgiven, and assumed stock options with an aggregate fair value of $21.1 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.56 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $22.62 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on April 26, 2005. The Company also assumed $1.0 million in net liabilities. Currently excluded from the aggregate purchase price of $123.1 million is an escrow payment of $13.2 million related to Redline’s indemnity obligations which will expire on May 2, 2006. At the close of the acquisition, the Company recorded a liability of $0.8 million associated with future lease and other contractual obligations, of which $0.5 million remained to be paid as of December 31, 2005.
     Kagoor Acquisition: On May 1, 2005, the Company completed its acquisition of Kagoor. Kagoor was a leading provider of session border control products for voice-over-Internet Protocol (VoIP) networking. The purchase price for

Kagoor included $58.2 million in cash and assumed stock options with an aggregate fair value of $7.6 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.58 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $21.64 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on March 29, 2005. Currently excluded from the aggregate purchase price of $66.3 million is an escrow payment of $6.8 million related to Kagoor’s indemnity obligations which will expire on May 1, 2006. At the close of the acquisition, the Company recorded a liability of $0.4 million associated with future lease and other contractual obligations, of which $0.1 million remained to be paid as of December 31, 2005.
     In-Process Research & Development: The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques in the high-technology communications equipment industry. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and have no alternative future use. IPR&D is expensed upon acquisition. For the year ended December 31, 2005, total IPR&D expense was $11.0 million in connection with the Funk, Peribit and Kagoor acquisitions. There was no IPR&D for the Acorn and Redline acquisitions.
     For Funk, these efforts pertained to the development of Radius products including Steel-Belted Radius (“SBR”), SBR High Availability (“HA”), and Mobile IP Module (“MIM”) II products. Funk’s IPR&D as of the acquisition date also included development of the new versions for Endpoint Assurance, for Proxy (Remote Control), and Odyssey product families. At the time of the acquisition, it was estimated that these development efforts will be completed over the next four months at an estimated cost of approximately $0.9 million.
     For Peribit, these efforts included the development of the next versions of software for the Sequence Reducer (“SR”) family, Sequence Mirror (“SM”) family, the Central Management System (“CMS”) products, as well as a hardware program for both the SR and SM families. At the time of the acquisition, it was estimated that these development efforts will be completed over the next twelve months at an estimated cost of approximately $2.3 million.
     For Kagoor, these efforts included a variety of signaling protocols and next generation products and operating systems. At the time of the acquisition, it was estimated that these development efforts will be completed over the next eight months at an estimated cost of approximately $0.8 million.
     As of December 31, 2005, the estimated costs of completing the research and development efforts relating to the above acquisitions approximated $2.0 million.
     Deferred Stock-Based Compensation: Unvested stock options valued at $13.2 million, $3.8 million, and $2.0 million were issued for the Peribit, Redline, and Kagoor acquisitions, respectively. The unvested portion of the intrinsic value of the replacement stock options, established as of the acquisition date, has been allocated to deferred compensation in the purchase price allocation and are being amortized to expense using the graded-vesting method over the remaining vesting period.
     2004 Acquisition
     NetScreen Acquisition: On April 16, 2004, Juniper Networks completed its acquisition of NetScreen. The acquisition resulted in the issuance of approximately 132 million shares of the Company’s common stock with a fair value of approximately $3,651.2 million to the former stockholders of NetScreen. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. Juniper Networks also assumed all of the outstanding NetScreen stock options with a fair value of approximately $520.5 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 3 years for expected life, 2.5% for the risk-free interest rate and a market value of Juniper Networks common stock of $27.64 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $13.4 million. After the initial purchase price allocation, the Company decreased the net tangible assets acquired and increased goodwill by $6.1 million. The change was due to the recognition of a pre-acquisition contingency of $12.0 million, partially offset by a number of reductions in the valuation of certain pre-acquisition accruals. In 2005, the Company paid an additional $6.0 million related to a pre-acquisition contingency and recorded an expense in its results of operations.

     The Company accrued for acquisition charges of $21.3 million primarily related to severance and facility charges. Ninety-four former NetScreen employees were identified for termination at the time of the acquisition all related severance has been paid. The remaining restructuring change consists primarily of facility charges that will be paid through the end of the lease terms, which extend through 2008. In 2005, the Company reversed $6.9 million of this acquisition accrual primarily due to re-occupation of the former NetScreen facilities. As of December 31, 2005, $3.0 million remained to be paid, of which $1.5 million is recorded in other long-term liabilities in Consolidated Balance Sheets.
     Order backlog represents the value of the standing orders for both products and services. The order backlog was valued using the avoided cost method, which estimates the avoided selling expenses due to the fact that NetScreen had firm purchase orders in place at the time of acquisition. Juniper Networks amortized the fair value of acquired order backlog in 2004 to cost of revenues.
     Of the total purchase price, $27.5 million was allocated to in-process research and development (“IPR&D”) and was expensed in 2004. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, NetScreen had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing and integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. The Company utilized the DCF method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the NetScreen acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25 million. As of December 31, 2005, there was no remaining costs associated with these research and development efforts.
     Unvested stock options and restricted stock valued at $93.5 million have been allocated to deferred compensation in the purchase price allocation and are being amortized to expense using the graded-vesting method over the remaining vesting period. The value represented the unvested portion of the intrinsic value of the replacement stock options and restricted stock established as of the acquisition date, Options assumed in conjunction with the acquisition had exercise prices ranging from $0.09 to $27.11 per share, with a weighted average exercise price of $12.48 per share and a weighted average remaining contractual life of approximately 8 years. Juniper Networks assumed approximately 5.9 million vested options and approximately 20.5 million unvested options and restricted stock.

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
     The pro forma financial information for 2004 and 2003 above includes the following material, non-recurring charges in each period presented (in millions):

Inventory write-up	$3.0
Order backlog	$2.5
In-process research and development	$27.5
Restructuring	$0.4
Integration	$5.1
Note 4. Goodwill and Purchased Intangible Assets
     The following table presents details of the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of December 31, 2005
Technologies and patents	$382.4	$(156.3)	$226.1
Other	69.5	(25.7)	43.8

Total	$451.9	$(182.0)	$269.9

As of December 31, 2004
Technologies and patents	$286.6	$(82.4)	$204.2
Other	52.1	(14.4)	37.7

Total	$338.7	$(96.8)	$241.9

     Amortization expense related to finite-lived purchased intangible assets was $85.2 million, $56.8 million, and $20.7 million in 2005, 2004, and 2003, respectively. During 2005, the Company recorded an impairment charge to operating expense of $5.9 million due to a significant decrease in forecasted revenues associated with Kagoor’s products.

     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year ending December 31,	Amount
2006	$97.6
2007	92.0
2008	46.9
2009	18.6
2010	4.9
Thereafter	9.9

Total	$269.9

The changes in the carrying amount of goodwill during 2005 are as follows (in millions):

Balance as of December 31, 2004	$4,427.9
Goodwill acquired during the period	469.9
Additions to existing goodwill	6.4

Balance as of December 31, 2005	$4,904.2

     The net additions to existing goodwill in 2005 was primarily due to the recognition of a pre-acquisition contingency of $6.0 million related to the NetScreen acquisition. In addition, pre-acquisition tax adjustments of $0.6 million and $0.5 million were made to the Redline and Peribit related goodwill amounts, respectively, which increased goodwill. These adjustments were partially offset by a pre-acquisition tax adjustment of $0.4 million related to NetScreen. Of the total goodwill acquired in 2005, $47.1 million associated with Funk’s goodwill could be tax deductible.
     The Company performed its annual impairment analysis as of November 1, 2005 and determined that there was no impairment of existing goodwill at that time. The Company will continue to evaluate goodwill whenever events and changes in circumstances indicate that there may be a potential impairment indicator.
Note 5. Restructuring and Other Operating Charges
     The following restructuring charges were based on Juniper Networks’ restructuring plans that were committed to by management. Any changes to the estimates of executing the approved plans will be reflected in Juniper Networks’ results of operations.
     Restructuring In Connection With The NetScreen Acquisition
     In connection with the NetScreen acquisition in 2004, the Company recorded a restructuring charge of $0.4 million for the termination of 13 employees to eliminate certain duplicative activities. These employees were from all functions and all geographic theaters and were in addition to the ninety-four former NetScreen employees that were also terminated. All severance payments were paid as of December 31, 2004.
     Restructuring In Connection With The Discontinuance Of The CMTS Products
     In 2003, the Company announced that it would no longer develop its G-series CMTS products and recorded a charge, to operating expense, of $14.0 million that was comprised of workforce reduction costs, an asset impairment charge, costs associated with vacating facilities, costs associated with termination of contracts and other related costs.
     All of the workforce reduction severance for seventy-six employees was paid in 2003. The asset impairment charge was primarily for long-lived assets that were no longer needed as a result of the Company’s decision to cease further development of the G-series CMTS product line. Facility charges consisted primarily of the cost of vacating facilities that were dedicated to the development of the G-series CMTS products and the impairment cost of certain leasehold improvements. The net present value of the facility charge was calculated using the Company’s risk-adjusted borrowing rate. Amounts related to the net facility charge are included in other accrued liabilities and will be paid over the respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. Other contractual commitments and other charges consisted primarily of carrying and obsolete material charges from the Company’s contract manufacturers and suppliers for on-hand and on-order material related to the G-series CMTS products and costs to satisfy end-of-life commitments in certain customer contracts.

     The following table shows changes in the restructuring liability during 2005 (in millions):

	Remaining			Remaining
	liability as of			liability as of
	December	Cash		December
	31, 2004	payments	Adjustment	31, 2005
Facilities	$2.2	$(0.8)	$—	$1.4
Contractual commitments and other charges	0.1	(0.1)	—	—

Total	$2.3	$(0.9)	$—	$1.4

     Restructuring In Connection With The Unisphere Acquisition
     During 2004, the Company adjusted a restructuring reserve established in 2002 by $0.9 million primarily for changes in its facilities sublease assumptions and recorded the adjustment as a credit to Restructuring, Impairments, and Special Charges in the Consolidated Statements of Operations. In 2005, the Company further adjusted this reserve by an immaterial amount due to the additional facilities sublease income. The Company’s estimated costs to exit these facilities were based on available commercial rates for potential subleases. As of December 31, 2005, $0.7 million unpaid balance pertained to leases of consolidated facilities with respective lease terms through 2009.
Note 6. Investments
     The following is a summary of investments as of December 31, 2005 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Commercial paper	$8.0	$—	$—	$8.0
Government securities	322.4	—	(2.8)	319.6
Corporate debt securities	706.6	0.1	(6.0)	700.7
Asset-backed securities and equity securities	96.1	—	(0.6)	95.5
Other	4.3	0.6	—	4.9

Total	$1,137.4	$0.7	$(9.4)	$1,128.7

Reported as:
Short-term investments	$513.0	$0.6	$(3.2)	$510.4
Long-term investments	624.4	0.1	(6.2)	618.3

Total	$1,137.4	$0.7	$(9.4)	$1,128.7

Due within one year	$513.0	$0.6	$(3.2)	$510.4
Due between one and two years	366.8	—	(4.3)	362.5
Due after two years	257.6	0.1	(1.9)	255.8

Total	$1,137.4	$0.7	$(9.4)	$1,128.7

     The following is a summary of investments as of December 31, 2004 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Commercial paper	$51.6	$—	$—	$51.6
Government securities	339.3	—	(1.3)	338.0
Corporate debt securities	548.3	0.1	(3.2)	545.2
Asset-backed securities	65.3	0.1	(0.3)	65.1

Total	$1,004.5	$0.2	$(4.8)	$999.9

Reported as:
Short-term investments	$405.2	$0.1	$(0.7)	$404.6
Long-term investments	599.3	0.1	(4.1)	595.3

Total	$1,004.5	$0.2	$(4.8)	$999.9

Due within one year	$405.2	$0.1	$(0.7)	$404.6
Due between one and two years	374.5	—	(2.9)	371.6
Due after two years	224.8	0.1	(1.2)	223.7

Total	$1,004.5	$0.2	$(4.8)	$999.9

     Realized gains (losses) from the sale of available-for-sale securities of ($0.9) million, $(0.3) million, and $12.0 million in 2005, 2004 and 2003, respectively.
     The Company aggregated its investment by category and length of time the securities have been in a continuous unrealized loss position. The following table shows a summary of the fair value and unrealized losses of our investments as of December 31, 2005 (in millions):

	Securities with Unrealized		Securities with Unrealized Loss
	Loss Positions for		Positions for
	Less Than 12 Months		Over 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Government	$52.7	$(0.5)	$28.2	$(0.5)	$80.9	$(1.0)
Agency	169.5	(1.1)	63.5	(0.7)	233.0	(1.8)
Corporate	421.0	(3.0)	256.3	(3.0)	677.3	(6.0)
Asset Backed	43.0	(0.4)	23.0	(0.3)	66.0	(0.6)

Total	$686.2	$(5.0)	$371.0	$(4.5)	$1,057.2	$(9.4)

     The unrealized losses were primarily caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Given that the Company has the ability and intent to hold each of these investments until a recovery of the fair values, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2005.
Note 7. Long-Term Debt
     In 2003, Juniper Networks received $392.8 million of net proceeds from an offering of $400.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”). The Senior Notes are senior unsecured obligations, rank on parity in right of payment with all of the Company’s existing and future senior unsecured debt, and rank senior to all of the Company’s existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes are convertible into shares of Juniper Networks common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances.

     The carrying amounts and fair values of the Senior Notes were (in millions):

	December 31,
	2005	2004
Carrying amount	$400.0	$400.0
Fair value	$475.5	$592.0
     During 2005, an immaterial amount of the Company’s Senior Notes was converted into common shares. During 2004 and 2003, the Company paid $145.0 million and $792.0 million, respectively, to retire its outstanding 4.75% Convertible Subordinated Notes due March 15, 2007. These retirements resulted in a net loss of $4.1 million during 2004 and a net loss of $1.1 million during 2003. The loss or gain represents the difference between the carrying value of the Subordinated Notes at the time of their retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.
Note 8. Other Financial Information
     Property and Equipment
     Property and equipment consist of the following (in millions):

	As of December 31,
	2005	2004
Computers and equipment	$182.8	$154.5
Purchased software	25.3	23.6
Leasehold improvements	70.1	48.5
Furniture and fixtures	10.6	7.3
Land	192.4	192.4

Property and equipment, gross	481.2	426.3
Accumulated depreciation	(161.3)	(150.7)

Property and equipment, net	$319.9	$275.6

     Depreciation expense was $53.6 million, $40.8 million, and $43.7 million in 2005, 2004, and 2003, respectively.
     Restricted Cash
     Restricted cash as of December 31, 2005 of relates to the Funk, Acorn, Redline, and Kagoor acquisitions, as well as the establishment of a trust in the amount of $25.0 million and deposits for standby letters of credits for facility leases. Juniper Networks established a trust to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. No amounts have been accrued or paid in conjunction with this trust for each of the three years ended December 31, 2005.
     Equity Investments
     As of December 31, 2005 and 2004, the carrying values of the Company’s minority equity investments in privately held companies were $13.2 million and $3.8 million, respectively.
     In 2005, the Company invested a total of $11.0 million in privately held companies. In addition, the Company recognized a gain of $1.7 million due to a business combination of one of its portfolio companies with a cost basis of $1.0 million and wrote down $0.4 million against its investment in one of the privately held companies.
     In addition to the equity investments in privately held companies, the Company held certain marketable equity securities classified as available-for-sale. During 2003, the Company sold certain of these available-for-sale investments, which had a cost basis of approximately $4.3 million, and recognized a gain of approximately $8.7 million.
     Deferred Revenue
     Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying consolidated balance sheets. Product deferred revenue includes shipments to end-users, value-add resellers, and distributors. Below is a breakdown of the Company’s deferred revenue (in millions):

	As of December 31,
	2005	2004
Service	$201.7	$119.9
Product	51.1	62.6

Total	$252.8	$182.5

Reported as:
Current	$213.5	$159.8
Non-current	39.3	22.7

Total	$252.8	$182.5

     Warranties
     Changes in the Company’s warranty reserve are as follows (in millions):

	Year Ended December 31,
	2005	2004
Beginning balance	$38.9	$35.3
Amount acquired from acquisitions	0.3	1.7
Provisions made	30.1	28.2
Changes in estimates	(3.2)	(1.9)
Actual costs incurred	(30.8)	(24.4)

Ending balance	$35.3	$38.9

Current portion of warranty reserve	$28.2	$32.2
Non-current portion of warranty reserve	7.1	6.7

Ending balance	$35.3	$38.9

     Other Comprehensive Income
     The activity of other comprehensive income was as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Change in net unrealized losses on investments	$(4.9)	$(7.6)	$(9.2)
Net gains (losses) on investments realized and included in net income	0.9	0.3	(5.8)
Change in foreign currency translation adjustment	(3.6)	2.2	2.4

Net change for the year	$(7.6)	$(5.1)	$(12.6)

     The components of accumulated other comprehensive loss were as follows (in millions):

	As of December 31,
	2005	2004
Accumulated net unrealized loss on available-for-sale investments	$(8.6)	$(4.6)
Accumulated foreign currency translation adjustment	0.3	3.9

Total accumulated other comprehensive loss	$(8.3)	$(0.7)

     Restructuring, Impairments, and Special Charges
     Restructuring, impairments, and special charges recognized for the three years ended December 31, 2005 were as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Restructuring and acquisition related benefits (expenses)	$6.5	$5.1	$(14.0)
Impairment charge	(5.9)	—	—

Total restructuring, impairments, and special charges	$0.6	$5.1	$(14.0)

Note 9. Commitments and Contingencies
     Commitments
     The following table summarizes the Company’s principal contractual obligations as of December 31, 2005 (in millions):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases, net of committed subleases	$191.6	$37.7	$33.7	$27.7	$23.4	$21.7	$47.4
Senior Notes	400.0	—	—	400.0	—	—	—
Purchase Commitments	78.1	78.1	—	—	—	—	—
Other Contractual Obligations	41.9	26.6	15.3	—	—	—	—

Total	$711.6	$142.4	$49.0	$427.7	$23.4	$21.7	$47.4

     Operating Leases
     Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2014. Rental expense for 2005, 2004 and 2003, was approximately $36.4 million, $29.8 million, and $26.5 million, respectively. Future minimum payments under the noncancellable operating leases totaled $191.6 million as of December 31, 2005. Rent and related expenses paid to a related party was $4.4 million, $3.3 million, and none for 2005, 2004, and 2003, respectively.
     Senior Notes
     As of December 31, 2005, there was a carrying value of $400.0 million Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”) outstanding.
     Purchase Commitments
     The Company does not have firm purchase commitments with its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $78.1 million as of December 31, 2005, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to Juniper Networks’ agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers. The Company does not incur a liability for products built by the contract manufacturers until they fulfill its customer’s order and the order ships. However, if the components go unused, the Company may be assessed carrying charges or obsolete charges. As of December 31, 2005, the Company had accrued $21.6 million based on our estimate of such charges.

     Other Contractual Obligations
     As of December 31, 2005, other contractual obligations consisted of the following:
•	Escrow amount related to Funk acquisition of $12.2 million for indemnity obligations. One-half of the indemnity obligations will expire in January 2007 and the remaining one-half will expire in June 2007. Also included is a contingent bonus payable, based on certain milestones, of $5 million. Bonus will be earned over a period of one year and recorded as compensation expense.

•	Escrow amount related to Acorn acquisition of $1.5 million for indemnity obligations. The indemnity obligations will expire in May 2007. Also included is contingent earn-out payable to stockholders, based on certain milestones, of up to $2.2 million, and bonus payable to employees related to continued employment of up to $1.0 million. Earn-out and bonuses will be earned over a period of two years and recorded as additional purchase consideration or compensation expense, based on the contingencies.

•	Escrow amounts related to Redline and Kagoor acquisitions of $13.2 million and $6.8 million, respectively, for indemnity obligations. The indemnity obligations will expire in May 2006.
     In addition, the 1.6 million shares of the Company’s common stock with a fair value of $35.2 million established as of the acquisition date, held in escrow associated with the acquisition of Peribit for indemnity obligations is not included in the above table. One-half of the indemnity obligations will expire in July 2006 and the remaining one-half will expire in January 2007.
     Guarantees
     The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product performance and standby letters of credits for certain lease facilities. The Company has not recorded a liability related to these indemnification and guarantee provisions and its guarantees and indemnification arrangements have not had any significant impact on the Company’s financial position, results of operations, or cash flows.
     Legal Proceedings
     The Company is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse result, however, an adverse result in one or more matters could negatively affect our results in the period in which they occur.
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
     Federal Securities Class Action Suit
     During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend, and entered final judgment against plaintiffs. Plaintiffs appealed. In December 2005, after complete briefing and oral argument, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal and final judgment.
     State Derivative Claim Based on the Federal Securities Class Action Suit
     In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. After having their previous complaints dismissed with leave to amend, Plaintiffs lodged a third amended complaint in August 2004. Defendants demurred to the third amended complaint. On November 18, 2004, the Court sustained defendants’ demurrer without leave to amend and entered an order of final judgment against plaintiffs. Plaintiffs appealed to the California Court of Appeal, Sixth District. The appeal has been fully briefed by the parties. Oral argument has not yet been scheduled.
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
     IRS Notices of Proposed Adjustments
     The Internal Revenue Service (IRS) has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position or results of operations. The

Company is also under routine examination by certain state and non-US tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.
     In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company responded to this NOPA in February 2005, and intend to dispute this assessment with the IRS. An initial appeals conference was held on January 31, 2006. The Company currently does not believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to Juniper Networks, there exists the possibility of a material adverse impact on its results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.
Note 10. Stockholders’ Equity
     Stock Option Plans
     Amended and Restated 1996 Stock Option Plan
     The Company’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant. Nonstatutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no nonstatutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors or a committee of the Board of Directors. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 1996 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. Juniper Networks has authorized 164,623,000 shares of common stock for issuance under the 1996 Plan. At December 31, 2005, 22,411,922 shares were available for future option grants or stock sales under the 1996 Plan.
     The 1996 Plan also provides for the sale of restricted shares of common stock to employees and consultants. Shares issued to consultants are for the fair value of services previously rendered and are not contingent upon future events. Shares sold to employees are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors or a committee of the Board of Directors. These provisions give Juniper Networks the right to repurchase the shares at the original sales price upon termination of the employee. This right expires at a rate determined by the Board of Directors, generally at the rate of 25% after one year and 2.0833% per month thereafter. At December 31, 2005, zero shares were subject to repurchase rights under the 1996 Plan and 3,905,000 shares had been repurchased under the 1996 Plan in connection with employee terminations.
     Since its adoption in 1996, the 1996 Plan has permitted the Company to make grants of restricted stock. In the case of such an award, the entire number of shares subject to a restricted stock award would be issued at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board of Directors or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes. No shares of restricted stock were issued under the 1996 Plan in 2005, 2004, and 2003.
     On November 3, 2005, the Board of Directors (the “Board”) of Juniper Networks, Inc. (the “Company”) adopted an amendment to the Juniper Networks, Inc. 1996 Stock Plan (the “Plan”) to add the ability to issue Restricted Stock Units (“RSUs”) under the Plan. Unlike restricted stock awards, RSU represents an obligation of the Company to issue unrestricted shares of common stock to the grantee only when and to the extent that the vesting criteria of the award are satisfied. As in the case of restricted stock awards, vesting criteria for RSUs can be based on time or other conditions specified by the Board or an authorized committee of the Board. However, until vesting occurs, the grantee is not entitled to any stockholder rights with respect to the unvested shares. During 2005, the Company issued 4,000 RSUs with an average intrinsic value of $21.9 per share.

     2000 Nonstatutory Stock Option Plan
     In July 2000, the Board of Directors adopted the Juniper Networks 2000 Non-statutory Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of non-statutory stock options to employees, directors and consultants. Non-statutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no non-statutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors or a committee of the Board of Directors. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 2000 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. As of December 31, 2005, Juniper Networks had authorized 90,901,437 shares of common stock for issuance under the 2000 Plan. At December 31, 2005, 56,045,740 shares were available for future option grants under the 2000 Plan.
     Plans Assumed Upon Acquisition
     In connection with acquisitions, the Company has assumed options under the plans of the acquired companies, exchanged those options for Juniper Networks options and authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of December 31, 2005, there were approximately 15,472,302 shares outstanding under plans assumed through acquisitions. During 2005, 6,517 shares of restricted common stock have been repurchased at an average price of $0.33 per share in connection with employee terminations. There were 33,586 shares of restricted shares subject to repurchase as of December 31, 2005.
     Option activity under all option plans for the three years ended December 31, 2005 is summarized as follows:

	Outstanding Options
	Number of	Weighted-
	Shares	Average
	(in thousands)	Exercise Price
Balance at December 31, 2002	74,877	$10.71
Options granted and assumed	14,764	13.06
Options exercised	(14,523)	5.64
Options canceled	(6,726)	13.58

Balance at December 31, 2003	68,392	12.01
Options granted and assumed	47,911	17.82
Options exercised	(20,254)	8.07
Options canceled	(6,865)	15.75

Balance at December 31, 2004	89,184	15.75
Options granted and assumed	18,101	19.91
Options exercised	(15,464)	8.26
Options canceled	(6,647)	18.24

Balance at December 31, 2005	85,174	$17.79

     The following schedule summarizes information about stock options outstanding under all option plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Price	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price
$0.02 - $5.65	12,121	5.1	$3.43	10,739	$3.64
$5.69 - $10.20	9,272	6.5	6.93	6,657	6.90
$10.31 - $13.74	9,744	6.5	10.60	9,131	10.44
$13.83 - $16.78	8,668	6.9	15.32	4,289	15.28
$16.96 - $22.59	11,961	8.7	21.20	6,049	21.54
$22.97 - $24.02	7,111	9.7	23.52	6,865	23.50
$24.14 - $24.14	9,906	8.7	24.14	9,717	24.14
$24.53 - $28.30	8,791	8.6	26.68	7,111	26.48
$29.19 - $115.48	7,588	4.3	36.48	7,588	36.48
$183.06 - $183.06	12	4.7	183.06	12	183.06

$0.02 - $183.06	85,174	7.2	$17.79	68,158	$18.19

     As of December 31, 2005, approximately 68,158,000 options were exercisable at an average exercise price of $18.19. As of December 31, 2004, approximately 43,562,000 options were exercisable at an average exercise price of $13.33.
     Employee Stock Purchase Plan
     On December 16, 2005, the Board of Directors amended the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”) to eliminate the ability of a participant under the ESPP to increase the rate of his/her payroll deductions during any offering period (as defined in the ESPP). This change will be effective beginning with the offering period commencing on February 1, 2006.
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
     Employees purchased 911,607 shares, 769,000 shares, and 1,475,000 shares of common stock through the Purchase Plan at an average exercise price of $19.96, $15.39, and $6.74 per share for 2005, 2004, and 2003, respectively. As of December 31, 2005, a total of 4,742,700 shares had been issued under the Purchase Plan at an average price of $8.92 per share, and 7,257,300 shares remained available for future issuance under the Purchase Plan. As of December 31, 2004, a total of 3,831,000 shares had been issued under the Purchase Plan at an average price of $7.95 per share, and 8,169,000 shares remained available for future issuance under the Purchase Plan.
     Stock-Based Compensation
     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based compensation plans. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized, other than acquisition-related compensation costs.
     The Company has disclosed the pro forma fair value stock-based compensation information required by SFAS 123 in Note 2, “Summary of Significant Accounting Policies.” The fair value of each option granted or assumed through December 31, 2005 was estimated on the date of grant or date of assumption using the minimum value (before the Company went public) or the Black-Scholes method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The following shows the assumptions used to calculate the fair value of the Company’s stock-based awards:

	Year Ended December 31,
	2005	2004*	2003
Employee Stock Options
Dividend yield	—	—	—
Volatility factor	42%	55%	81%
Risk-free interest rate	3.97%	3.23%	2.46%
Expected life (years)	4.3	4.5	4.5

Purchase Plan
Dividend yield	—	—	—
Volatility factor	39%	54%	81%
Risk-free interest rate	2.8%	1.8%	1.1%
Expected life (years)	0.5	0.5	0.5
     *The assumptions for 2004 have been revised to include options assumed in the acquisition in 2004. Weighted average assumptions previously reported for 2004 were 54% for volatility, 3.26% for risk-free interest rate, and 4.6 years for expected life. The revision had no effect on the Company’s previously reported consolidated results of operations or financial condition as well as pro forma stock-based compensation expense reported under SFAS 123 for 2004.

     In anticipation of adopting SFAS 123R, the Company refined the variables used in the Black-Scholes model during 2005. As a result, the Company refined its methodology of estimating the expected term to be more representative of future exercise patterns. The Company also refined its computation of expected volatility by considering the volatility of publicly traded options to purchase its common stock and its historical stock volatility. The weighted average estimated fair value of employee stock options granted during 2005, 2004, and 2003 was $9.63, $12.19, and $8.17 per option, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2005, 2004, and 2003 was $6.36, $4.44, and $3.08 per share, respectively.
     On December 16, 2005, the Board of Directors approved the acceleration of the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share equal to or greater than $22.00, all of which were previously granted under the Company’s stock option plans and that were outstanding on December 16, 2005. Options to purchase approximately 21.2 million shares of common stock or 49.3% of our total outstanding unvested options on December 16, 2005 were accelerated. The options accelerated excluded options previously granted to certain employees, including all of the executive officers and the Board of Directors of Juniper.
     In addition, the acceleration of the unvested and “out-of-the-money” options was accompanied by restrictions imposed on any shares purchased through the exercise of accelerated options. Those restrictions will prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date, whether or not the optionee is actually an employee at that time.
     The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Consolidated Statements of Operations pursuant to Financial Accounting Standards Board Statement No. 123R. Under SFAS No. 123R, the Company will apply the expense recognition provisions relating to stock options beginning in the first quarter of fiscal 2006. In approving the acceleration, the Board considered its impact on future financial results, stockholder value and employee retention. The Company believes that the acceleration of the unvested and “out-of-the-money” options was in the best interest of stockholders as the acceleration will reduce the Company’s reported compensation expense in future periods in light of these accounting regulations. As a result of the acceleration, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record by approximately $153 million subsequent to the adoption of SFAS 123R beginning in 2006. The acceleration of the vesting of these options did not result in a charge to its consolidated statements of operations in 2005.
     Common Stock Reserved for Future Issuance
     At December 31, 2005, Juniper Networks had reserved an aggregate of approximately 190,752,000 shares of common stock for future issuance under all its Stock Option Plans, the 1999 Employee Stock Purchase Plan and for future issuance upon conversion of convertible senior notes.
     Common Stock Repurchase Program
     During July 2004, the Company’s Board of Directors approved a program to repurchase up to $250.0 million of the Company’s common stock. During 2005 and 2004, the Company repurchased and retired zero and 2.9 million shares, respectively, of its common stock. The average price of 2004 repurchases was $22.17 per share for an aggregate purchase price of $63.6 million. The program may be discontinued at any time.
     Convertible Preferred Stock
     There are 10,000,000 shares of convertible preferred stock with a par value of $0.00001 per share authorized for issuance. No preferred stock was issued and outstanding as of December 31, 2005.

Note 11. 401(k) Plan
     Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up to the statutory limits of the year. Beginning January 1, 2001, the Company began matching employee contributions. The matching formula was 50% up to 6% of eligible pay (up to an annual maximum of $2,000). Effective on January 1, 2005, the Company increased the match from 50% to 100% of eligible pay, up an annual maximum of $2,000. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $5.1 million, $3.1 million, and $2.0 million in 2005, 2004, and 2003, respectively.
Note 12. Segment Information
     An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. It is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
     In 2005, the Company’s CODM and senior management team (together “management”) began to allocate resources and assess performance based on financial information by categories of products and by service. Following the acquisitions of Funk, Acorn, Peribit, Redline, and Kagoor, the Company combined the products from these acquired companies with the Security segment to create the SLT operating segment. As a result, the Company currently has the following operating segments: Infrastructure, SLT, and Service. The Infrastructure segment includes products from the E-, M- and T-series product families as well as the Acorn products. The SLT segment includes Security products and Application Acceleration products from the Funk, Peribit, Redline, Kagoor, and NetScreen acquisitions. Security products consist of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances, session border control products and the J-series product family. Application Acceleration products consist of application front end platforms and wide area network (“WAN”) optimization platforms. The Service segment delivers world-wide services to customers of the Infrastructure and SLT segments.
     Prior to fiscal 2005, management evaluated the Company’s performance by geographic theater and by categories of products based only on revenues. Management did not assess the performance of its geographic theaters or categories of products on other measures of income or expenses; therefore, the Company only had one operating segment.
     The re-alignment of operating segments in 2005 was due to a shift in management structure and responsibilities to measure the business based on product and service profitability. Commencing in the fourth quarter of 2005, the primary financial measure used by the management in assessing performance and allocating resources to the segments is management operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs, such as standard costs, research and development, and product marketing expenses, are applied directly to each operating segment. Indirect costs, such as manufacturing overhead, other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, business development, and general and administrative expenses are allocated to each operating segment based on factors including headcounts and revenue. Prior period information has been included for comparative purposes. Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Net Revenues:
Infrastructure	$1,367.8	$975.7	$602.5
Service Layer Technologies	403.2	187.2	—
Service	293.0	173.1	98.9

Total net revenues	$2,064.0	$1,336.0	$701.4

Operating income:
Management operating income:
Infrastructure	$483.2	$297.9	$76.1
Service Layer Technologies	13.4	1.0	—
Service	72.3	32.6	17.6

Total management operating income	568.9	331.5	93.7

Amortization of purchased intangible assets	(85.2)	(56.8)	(20.7)
Stock-based compensation expense related to acquisitions	(17.6)	(44.0)	(2.0)
IPR&D	(11.0)	(27.5)	—
Restructuring, impairments, and special charges, net	0.6	5.1	(14.0)
Patent expense	(10.0)	—	—
Integration costs	—	(5.1)	—

Total operating income	$445.7	$203.2	$57.0

     One customer accounted for 14% and 15% of the Company’s net revenues for 2005 and 2004, respectively. Two customers individually accounted for 15% and 13% of the Company’s net revenues in 2003. The revenue attributed to this significant customer was derived from the sale of products and services in all three operating segments.
     The Company attributes sales to geographic theater based on the customer’s ship-to location. The following table shows net revenue by geographic theater (in millions):

	Year Ended December 31,
	2005	2004	2003
Americas
United States	$879.0	$561.5	$268.2
Other	53.9	47.6	28.0

Total Americas	932.9	609.1	296.2
Europe, Middle East, and Africa	610.1	380.5	186.4
Asia Pacific:
Japan	204.8	155.7	102.4
Other	316.2	190.7	116.4

Total Asia Pacific	521.0	346.4	218.8

Total	$2,064.0	$1,336.0	$701.4

     The Company tracks assets by physical location. Over 90% of the Company’s assets, including property and equipment, as of December 31, 2005 and 2004 were attributable to its U.S. operations. The Company does not allocate its assets by segment.

Note 13. Net Income Per Share
     Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, and shares issuable upon conversion of the Subordinated Notes. The following table presents the calculation of basic and diluted net income per share (in millions, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income	$354.0	$135.7	$39.2

Basic and diluted:
Weighted-average shares of common stock outstanding	554.3	493.4	382.3
Less: weighted-average shares subject to repurchase	(0.1)	(0.3)	(0.1)

Weighted-average shares used in computing basic net income per share	554.2	493.1	382.2
Effect of dilutive securities:
Shares subject to repurchase	0.1	0.3	0.1
Shares issuable upon conversion of the Subordinated Notes	19.9	19.9	10.7
Employee stock options	24.7	29.3	20.8

Weighted-average shares used in computing diluted net income per share	598.9	542.6	413.8

Basic net income per share	$0.64	$0.28	$0.10
Diluted net income per share	$0.59	$0.25	$0.09
     Employee stock options to purchase approximately 37,720,000 shares, 11,833,000 shares, and 13,065,000 shares in 2005, 2004, and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.
Note 14. Income Taxes
     The following is a geographical breakdown of income before the provision for income taxes (in millions):

	Year Ended December 31,
	2005	2004	2003
Domestic	$230.2	$107.4	$37.7
Foreign	272.0	111.6	21.2

Total income before provision for income taxes	$502.2	$219.0	$58.9

     The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2005	2004	2003
Current Provision:
Federal	$13.7	$—	$—
State	3.0	1.1	1.0
Foreign	34.6	16.2	8.0

Total current provision	51.3	17.3	9.0
Deferred benefit:
Federal	(20.5)	—	—
State	(9.3)	—	—
Foreign	(2.8)	—	—

Total deferred benefit	(32.6)	—	—
Income tax benefits attributable to employee stock plan activity allocated to stockholders’ equity	129.5	66.0	10.8

Total provision for income taxes	$148.2	$83.3	$19.8

     The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Expected provision at 35% rate	$175.7	$76.7	$20.6
State taxes, net of federal benefit	12.6	6.6	1.7
Foreign income at different tax rates	(14.9)	(2.9)	1.2
Jobs Act repatriation, including state taxes	(19.7)	—	—
Non-deductible goodwill and IPR&D	3.9	9.6	—
Un-benefited operating and investment losses	—	—	1.7
Research and development credits	(10.7)	(8.4)	(6.5)
Other	1.3	1.7	1.1

Total provision for income taxes	$148.2	$83.3	$19.8

     Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carry-forwards	$90.8	$108.3
Foreign tax credit carry-forwards	6.5	8.1
Research and other credit carry-forwards	112.3	92.3
Deferred revenue	17.7	21.5
Property and equipment basis differences	4.9	8.9
Reserves and accruals not currently deductible	129.3	114.7
Other	4.0	3.8

Total deferred tax assets	365.5	357.6
Valuation allowance	(198.6)	(207.8)

Net deferred tax assets	166.9	149.8
Deferred tax liabilities:
Purchased intangibles	(99.3)	(96.8)
Unremitted foreign earnings	(23.8)	(35.8)
Deferred compensation and other	(1.2)	(8.6)

Total deferred tax liabilities	(124.3)	(141.2)

Net deferred tax assets	$42.6	$8.6

     At December 31, 2005, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $198.6 million, of which approximately $158 million relates to the tax benefits of stock option deductions that will be credited to equity when realized. The remaining balance of $40.6 million relates to capital losses that will carry forward to offset future capital gains. The net valuation allowance decreased by $9.2 million and increased by nil in the years ended December 31, 2005 and 2004, respectively. The 2005 reduction was attributable to the recognition of certain U.S. domestic deferred tax assets.
     As of December 31, 2005, the Company had federal and state net operating loss carry-forwards of approximately $251 million and $241.9 million, respectively. The Company also had federal and state tax credit carry-forwards of approximately $77.4 million and $63.8 million, respectively. Unused net operating loss and research and development tax credit carry-forwards will expire at various dates beginning in the years 2021 and 2012, respectively.
     The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. At December 31, 2005, the Company has unrecognized deferred tax liabilities of approximately $23.8 million related to approximately $66.2 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered indefinitely invested in operations outside of the U.S., as we intend to utilize these amounts to fund future expansion of our international operations.
     American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings
     The American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during either fiscal 2004 or fiscal 2005. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. During 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $225.0 million in foreign earnings in 2005.
     The Company repatriated $225.0 million under the Jobs Act in 2005. It recorded a net tax benefit in 2005 of $19.7 million related to this repatriation dividend. The net tax benefit consists of a federal and state tax provision, net of federal benefit, of $9.7 million, offset by a tax benefit of $29.4 million related to an adjustment of deferred tax liabilities on un-repatriated earnings.
Note 15. Selected Quarterly Financial Data (Unaudited)
     The table below sets forth selected unaudited financial data for each quarter of the last two years (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2005
Net revenues	$449.1	$493.0	$546.4	$575.4
Gross margin	305.5	337.5	374.6	393.5
Restructuring, impairments, and special charges, net	—	(6.6)	(0.1)	6.2
Amortization of purchased intangibles	18.5	19.9	23.0	23.7
In-process research and development	—	1.9	3.8	5.3
Operating income	100.9	119.6	108.7	116.4
Gain on/(Write-down of) equity investments	—	—	1.7	(0.4)
Net income	$75.4	$89.0	$84.1	$105.5
Basic income per share	$0.14	$0.16	$0.15	$0.19
Diluted income per share	$0.13	$0.15	$0.14	$0.17

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2004
Net revenues	$224.1	$306.9	$375.0	$430.1
Gross margin	150.0	208.8	261.1	302.6
Restructuring and other	—	(3.8)	(1.2)	—
Amortization of purchased intangibles	3.7	16.2	18.4	18.4
In-process research and development	—	27.5	—	—
Operating income (loss)	46.9	(4.8)	70.9	90.2
Gain on retirement of convertible subordinated notes	—	(4.1)	—	—
Write-down of equity investments	—	—	(3.0)	—
Net income (loss)	$33.5	$(12.6)	$48.8	$66.0
Basic income per share	$0.09	$(0.02)	$0.09	$0.12
Diluted income (loss) per share	$0.08	$(0.02)	$0.08	$0.11
     Certain reclassifications have been made to prior quarter balances in order to conform to the current year’s presentation.
     The 2005 quarterly results reflect the impact of the acquisitions of Kagoor and Redline in the second quarter, Peribit in the third quarter, and Acorn and Funk in the fourth quarter, and the ongoing effects of these operations for the remainder of the year. The 2004 quarterly results reflect the impact of the acquisition of NetScreen in the second quarter and the ongoing effects of its operations for the remainder of the year. Basic and diluted net losses per share are computed independently for each of the quarters presented, therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.
Note 16. Subsequent Event
     In 2006, the Company repurchased 10,071,100 common shares at an average price of $18.51 as part of its Common Stock Repurchase Program. As of February 15, 2006, a total of 12,939,700 common shares had been repurchased since the inception of the program, equating to approximately $250 million at an average price of $19.32 per share.
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

Management’s Annual Report on Internal Control Over Financial Reporting: Please see Management’s Annual Report on Internal Control over Financial Reporting under Item 8 on page 41 of this Form 10-K, which report is incorporated herein by reference.

(b)	For the “Report of Independent Registered Public Accounting Firm,” please see Item 8 on page 43 of this Form 10-K, which report is incorporated herein by reference.

(c)	Changes in Internal Controls: There has been no change in our internal control over the financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     2. Next, select Corporate Governance and then click on “Worldwide Code of Business Conduct and Ethics.”
     We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.
     Information regarding our current executive officers in Part I of this Report on Form 10-K is also incorporated by reference into this Item 10.
     The other information required in this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2006 Annual Meeting of Stockholders.
ITEM 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2006 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2006 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2006 Annual Meeting of Stockholders.
ITEM 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2006 Annual Meeting of Stockholders.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements
          See Index to Consolidated Financial Statements at Item 8 herein.

     2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Account	83
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
3.	Exhibits

See Exhibit Index on page 84 of this report.

(b)	Exhibits

See Exhibit Index on page 84 of this report.

(c)	None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 6th day of March 2006.

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

Signature	Title	Date

/s/ Scott Kriens	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2006
Scott Kriens

/s/ Robert R.B. Dykes	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006
Robert R.B. Dykes

/s/ Pradeep Sindhu	Chief Technical Officer and Vice Chairman of Board	March 6, 2006
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	March 6, 2006
Robert M. Calderoni

/s/ Kenneth Goldman	Director	March 6, 2006
Kenneth Goldman

/s/ William R. Hearst III	Director	March 6, 2006
William R. Hearst III

/s/ Kenneth Levy	Director	March 6, 2006
Kenneth Levy

/s/ Frank Marshall	Director	March 6, 2006
Frank Marshall

/s/ Stratton Sclavos	Director	March 6, 2006
Stratton Sclavos

/s/ William R. Stensrud	Director	March 6, 2006
William R. Stensrud

Juniper Networks, Inc.
Schedule II — Valuation and Qualifying Account
Years Ended December 31, 2005, 2004, and 2003
(in millions)

			Charged to
	Balance at	Amount acquired	(reversed from)	Recoveries
	beginning of	through	costs and	(Deductions),	Balance at
	year	acquisitions	expenses	net	end of year
Year ended December 31, 2005
Allowance for doubtful accounts	$10.2	$1.2	$(2.7)	$(1.0)	$7.7
Sales returns reserve	$17.3	$0.2	$21.9	$(22.7)	$16.7
Year ended December 31, 2004
Allowance for doubtful accounts	$9.2	$3.7	$(2.3)	$(0.4)	$10.2
Sales returns reserve	$14.8	$11.9	$4.9	$(14.3)	$17.3
Year ended December 31, 2003
Allowance for doubtful accounts	$8.3	$—	$0.7	$0.2	$9.2
Sales returns reserve	$16.9	$—	$6.0	$(8.1)	$14.8

Exhibit Index

			Incorporated By Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation	10-K	3.1	000-26339	3/27/2001

3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	10-Q	3.2	000-26339	11/14/2003

4.1	Indenture, dated as of June 2, 2003, between the Company and Wells Fargo Bank Minnesota National Association	S-3	4.1	333-106889	7/11/2003

4.2	Form of Note (included in Exhibit 4.1)	S-3	4.1	333-106889	7/11/2003

10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003

10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/09/2005

10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004

10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/09/2005

10.5	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan* ++

10.6	Juniper Networks 2000 Nonstatutory Stock Option Plan ++	S-8	10.1	333-92086	7/9/2002

10.7	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005

10.8	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan ++	S-8	10.1	333-92090	7/9/2002

10.9	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001

10.10	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001

10.11	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004

10.12	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003

10.13	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005

10.14	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005

10.15	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005

10.16	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005

10.17	Severance Agreement between Scott Kriens and the Registrant dated October 1, 1996 ++	S-1	10.6	333-76681	4/23/1999

10.18	Change of Control Agreement between Marcel Gani and the Registrant dated February 18, 1997++	S-1	10.7	333-76681	4/23/1999

10.19	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999

			Incorporated By Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date
10.20	Amendment One dated January 5, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.1	333-76681	4/23/1999

10.21	Amendment Two dated March 2, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.2	333-76681	4/23/1999

10.22	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999

10.23	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001

10.24	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004

10.25	Robert R.B. Dykes Employment Agreement++	8-K	99.1	000-26339	12/14/2004

10.26	Amended and Restated Aircraft Reimbursement Policy++	10-K	10.23	000-26339	3/4/2005

10.27	Summary of 2005 Executive Officer Bonus Plan++	8-K	10.1	000-26339	2/8/2005

10.28	Summary of Non-Employee Director Compensation ++	8-K		000-26339	8/10/2005

10.29	Summary of Robert Sturgeon Compensatory Arrangements ++	8-K	10.1	000-26339	9/15/2005

10.30	Summary of 2006 Executive Officer Bonus Plan and Restricted Stock Unit Program++	8-K	10.1	000-26339	2/14/2006

12.1	Computation of Ratio of Earnings to Fixed Charges*

21.1	Subsidiaries of the Company*

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (see page 82)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

+	Filed by NetScreen Technologies, Inc.

++	Indicates management contract or compensatory plan, contract or arrangement.