Form 10-Q
period 2006-03-31
JUNIPER NETWORKS INC
filed 2006-05-09
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-26339

JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1194 North Mathilda Avenue	(408) 745-2000
Sunnyvale, California 94089 (Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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
Large Accelerated Filer ☑     Accelerated Filer ☐      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were approximately 565,750,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of April 30, 2006.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Net revenues:
Product	$474,125	$392,280
Service	92,589	56,832

Total net revenues	566,714	449,112
Cost of revenues:
Product(1)	140,995	112,555
Service(1)	43,952	31,099

Total cost of revenues	184,947	143,654

Gross margin	381,767	305,458
Operating expenses:
Research and development(1)	113,688	78,135
Sales and marketing(1)	129,429	92,111
General and administrative(1)	23,099	15,741
Amortization of purchased intangibles	23,221	18,541
Special charges	1,404	—

Total operating expenses	290,841	204,528

Operating income	90,926	100,930
Interest and other income	20,767	11,077
Interest and other expense	(1,089)	(779)

Income before income taxes	110,604	111,228
Provision for income taxes	34,841	35,793

Net income	$75,763	$75,435

Net income per share:
Basic	$0.13	$0.14

Diluted	$0.13	$0.13

Shares used in computing net income per share:
Basic	565,927	542,651

Diluted	603,589	587,659

(1) Amortization of stock-based compensation included in the following cost and expense categories by period:
Cost of revenues — Product	$487	$75
Cost of revenues — Service	1,396	384
Research and development	10,013	2,007
Sales and marketing	7,627	683
General and administrative	3,542	274

Total	$23,065	$3,423

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2006	2005(1)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents(2)	$904,295	$918,401
Short-term investments(2)	510,606	510,364
Accounts receivable, net	304,750	268,907
Deferred tax assets	92,539	74,108
Prepaid expenses and other current assets	41,382	46,676

Total current assets	1,853,572	1,818,456
Property and equipment, net	321,388	319,885
Investments(2)	623,269	618,342
Restricted cash	59,894	66,074
Goodwill	4,904,306	4,904,239
Purchased intangible assets, net	245,332	269,921
Other assets	28,003	29,682

Total assets	$8,035,764	$8,026,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,278	$165,172
Accrued compensation	68,942	97,738
Accrued warranty	28,416	28,187
Deferred revenue	240,344	213,482
Income taxes payable	65,617	56,360
Other accrued liabilities	67,779	66,461

Total current liabilities	631,376	627,400
Deferred revenue	53,486	39,330
Other long-term liabilities	31,359	60,200
Long-term debt	399,944	399,959

Commitments and contingencies
Stockholders’ equity	6,919,599	6,899,710

Total liabilities and stockholders’ equity	$8,035,764	$8,026,599

(1)	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

(2)	Total cash, cash equivalent, and available-for-sale investments were $2,038.2 million and $2,047.1 million as of March 31, 2006 and December 31, 2005, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Operating Activities:
Net income	$75,763	$75,435
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	41,828	30,276
Stock-based compensation	23,065	3,423
Non-cash portion of debt issuance costs and disposal of property and equipment	363	363
Tax benefits from stock-based compensation	—	28,910
Changes in operating assets and liabilities:
Accounts receivable, net	(35,437)	2,517
Prepaid expenses, other current assets and other long-term assets	(11,585)	(19,601)
Accounts payable	(5,149)	(7,167)
Accrued compensation	(28,797)	(27,618)
Accrued warranty	444	(691)
Other accrued liabilities	(18,511)	1,793
Deferred revenue	41,018	46,749

Net cash provided by operating activities	83,002	134,389
Investing Activities:
Purchases of property and equipment	(18,228)	(22,549)
Purchases of available-for-sale investments	(132,949)	(235,235)
Maturities and sales of available-for-sale investments	126,733	191,422
Decrease (increase) in restricted cash	6,180	(73)
Minority equity investments	(90)	(968)

Net cash used in investing activities	(18,354)	(67,403)
Financing Activities:
Proceeds from issuance of common stock	51,521	39,380
Purchases and subsequent retirement of common stock	(186,388)	—
Tax benefits from stock-based compensation	56,113	—

Net cash (used in) provided by financing activities	(78,754)	39,380

Net (decrease) increase in cash and cash equivalents	(14,106)	106,366
Cash and cash equivalents at beginning of period	918,401	713,182

Cash and cash equivalents at end of period	$904,295	$819,548

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Description of Business

Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs and sells products and services that together provide its customers with secure and assured Internet Protocol (“IP”) networking solutions. The Company is organized into the following three operating segments: Infrastructure, Service Layer Technologies (“SLT”), and Service. The Company’s Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. The Company’s SLT segment offers solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, its secure networking solutions help enable its customers to convert networks that provide commoditized and best efforts services into more valuable assets that provide differentiation, value and increased reliability and security to end users. The Company’s Service segment delivers world-wide services, including technical support, professional services, as well as a number of education and training programs, to customers of the Infrastructure and SLT segments. The Company sells products and services through its direct sales force and through its strategic distribution relationships and value-added resellers.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in conjunction with its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

transition method, the Company’s Condensed Consolidated Financial Statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach. Compensation expense for all stock-based payment awards expected to vest that were granted on or prior to December 31, 2005 will continue to be recognized using the accelerated attribution method. Compensation expense for all stock-based payment awards expected to vest that were granted or modified subsequent to December 31, 2005 is recognized on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123R, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than those related to acquisitions. As a result of adopting SFAS 123R, pre-tax stock-based compensation expense recorded for the three months ended March 31, 2006 of $23.1 million was related to employee stock options, RSUs, and employee stock purchases under the Company’s Employee Stock Purchase Plan. Pre-tax stock-based compensation expense of $3.4 million for the three months ended March 31, 2005, which the Company recorded under APB 25, was related to options assumed from acquisitions. The pre-tax compensation expense was $18.8 million higher than the expense that would have been recorded had the Company continued to account for stock-based compensation under APB 25. Net income for the three months ended March 31, 2006 was $13.5 million lower than would have been reported had the Company continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions of $15.6 million has been reclassified to additional paid-in capital in the Company’s consolidated balance sheet upon the adoption of SFAS 123R. Additional information is discussed in Note 6.

In accordance with SFAS 123R, beginning in the three months ended March 31, 2006, the Company has presented tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows. Prior to the adoption of SFAS 123R, tax benefits of stock option exercises were presented as operating cash flows. Tax benefits, related to tax deductions in excess of the compensation cost recognized, of $56.1 million presented as financing cash flows for the first quarter of 2006 would have been classified as operating cash flows if the Company had not adopted SFAS 123R.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

The following table illustrates the pro forma net income and earnings per share, net of related tax effect, had the Company applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the stock option plans and under the Employee Stock Purchase Plan (in millions, except per share amounts):

Three Months
Ended
March 31, 2005

Net income as reported	$75.4
Add: amortization of deferred stock compensation included in reported net income, net of tax	2.1
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(26.4)

Pro forma net income	$51.1

Basic net income per share:
As reported	$0.14
Pro forma	$0.09
Diluted net income per share:
As reported	$0.13
Pro forma	$0.09

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company determined that the calculation of the pro forma stock-based compensation expense disclosed under SFAS 123 for 2004, as reported, inadvertently did not include the proper fair value for options assumed in the acquisition in 2004. Accordingly, the amount of pro forma stock-based compensation expense reported in the table above has been revised to reflect the proper fair value for options assumed from the 2004 acquisition. For the three months ended March 31, 2005, the previously reported pro forma net income was $52.2 million, the previously reported pro forma basic net income per share was $0.10, and the previously reported pro forma diluted net income per share was $0.09. This revision has no impact on the Company’s previously reported consolidated results of operations or financial condition.

Revenue Recognition

Juniper Networks sells products and services through its direct sales force or through its strategic distribution relationships and value-added resellers. The Company’s infrastructure and SLT products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to the equipment through its maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company.

For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

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

Revenue from maintenance contracts is deferred based on vendor specific objective evidence of fair value and recognized ratably over the contractual support period, generally one year. Revenue from training and consulting is recognized as the services are completed or ratably over the contractual period.

Goodwill and Purchased Intangible Assets

Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment by applying a fair-value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

Impairment

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Juniper Networks conducted its annual impairment test as of November 1, 2005 and determined that goodwill was not impaired. There were no events or circumstances from that date through March 31, 2006 that would impact this assessment.

The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.

Recent Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Note 2.	Investments

The following is a summary of the Company’s available-for-sale investments (in millions):

	As of
	March 31,	December 31,
	2006	2005

Commercial paper	$4.8	$8.0
Government securities	337.5	319.6
Corporate debt securities	688.8	700.7
Asset-backed securities and equity securities	97.8	95.5
Other	5.0	4.9

Total	$1,133.9	$1,128.7

Reported as:
Short-term investments	$510.6	$510.4
Long-term investments	623.3	618.3

Total	$1,133.9	$1,128.7

Note 3.	Goodwill and Purchased Intangible Assets

Goodwill

Changes in the Company’s goodwill were as follows (in millions):

Balance as of December 31, 2005	$4,904.2
Goodwill acquired during the period	—
Net additions to existing goodwill	0.1

Balance as of March 31, 2006	$4,904.3

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net

As of March 31, 2006
Technologies and patents	$382.4	$(178.1)	$204.3
Other	69.5	(28.5)	41.0

Total	$451.9	$(206.6)	$245.3

As of December 31, 2005
Technologies and patents	$382.4	$(156.3)	$226.1
Other	69.5	(25.7)	43.8

Total	$451.9	$(182.0)	$269.9

There was no addition to purchased intangible assets during the three months ended March 31, 2006.

Amortization expense of purchased intangible assets of $24.6 million and $18.5 million were included in operating expenses and cost of product revenue for the three months ended March 31, 2006 and 2005, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year Ending December 31,	Amount

2006 (remaining nine months)	$73.0
2007	92.0
2008	46.9
2009	18.6
2010	4.9
Thereafter	9.9

Total	$245.3

Note 4.	Other Financial Information

Restricted Cash

Restricted cash as of March 31, 2006 consists of escrow accounts required by certain acquisitions completed in 2005 and the Directors & Officers (“D&O”) trust. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. During the three months ended March 31, 2006, restricted cash decreased by $6.2 million primarily due to the removal of deposit requirements for standby letters of credits issued for facility leases.

Minority Equity Investments

As of March 31, 2006 and December 31, 2005, the carrying values of the Company’s minority equity investments in privately held companies were $13.3 million and $13.2 million, respectively.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

Warranties

As of March 31, 2006 and December 31, 2005, warranty reserve was $35.8 million and $35.3 million, respectively. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended March 31,
	2006	2005

Beginning balance	$35.3	$38.9
Provisions made during the period	7.6	5.3
Changes in estimates	(1.8)	(0.3)
Actual costs incurred during the period	(5.3)	(5.7)

Ending balance	$35.8	$38.2

Reported as:
Current	$28.4	$35.8
Non-current	7.4	2.4

Ending balance	$35.8	$38.2

Deferred Revenue

Details of the Company’s deferred revenue are as follows (in millions):

	As of
	March 31,	December 31,
	2006	2005

Service	$238.2	$201.7
Product	55.6	51.1

Total	$293.8	$252.8

Reported as:
Current	$240.3	$213.5
Non-current	53.5	39.3

Total	$293.8	$252.8

Restructuring Charges

Restructuring charges were based on Juniper Networks’ restructuring plans that were committed to by management. Any changes to the estimates of executing the approved plans will be reflected in the Company’s results of operations. As of March 31, 2006, the Company had restructuring reserves of $1.3 million and $0.7 million pertaining to future facility charges accrued in connection with the discontinuance of the CMTS products and the acquisition of Unisphere Networks, Inc. (“Unisphere”), respectively. The Company expects to pay out these obligations over the life of the related obligations, which extended through 2009.

Acquisition Related Accrual

In conjunction with various acquisitions, the Company accrued for acquisition related charges primarily related to severance and facility charges. As of March 31, 2006, approximately $6.2 million

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

remained unpaid, of which $2.8 million was recorded in other long-term liabilities in the condensed consolidated balance sheet.

Other Comprehensive Income

Other comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2006	2005

Net income	$75.8	$75.4
Reclassification of net losses on investments realized and included in net income	—	0.2
Change in net unrealized losses on investments	(1.0)	(4.8)
Change in foreign currency translation adjustment	0.8	(0.2)

Total comprehensive income	$75.6	$70.6

Derivatives

Derivatives used to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities are carried at fair value with changes recorded in other income (expense). Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

Derivatives used to hedge certain forecasted foreign currency transactions relating to operation expenses are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the condensed consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2006 and 2005, respectively, in other income (expense) in its condensed consolidated statements of operations.

Note 5.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2006	2005

Numerator:
Net income	$75.8	$75.4

Denominator:
Weighted-average shares of common stock outstanding	566.0	542.8
Weighted-average shares subject to repurchase	—	(0.1)

Denominator for basic net income per share	566.0	542.7
Common stock equivalents	37.6	45.0

Denominator for diluted net income per share	603.6	587.7

Net income per share:
Basic	$0.13	$0.14

Diluted	$0.13	$0.13

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

Net income for the first three months of 2006 included pre-tax stock-based compensation expense of $23.1 million related to employee stock options, RSUs, employee stock purchases under the Company’s Employee Stock Purchase Plan and acquisitions reflecting the fair value recognition provisions under SFAS 123R. Net income for the first quarter of 2005 included pre-tax stock-based compensation expense of $3.4 million related to past acquisitions. No stock-based compensation expense related to employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan was included in the results of operations in the first quarter of 2005 as the Company adopted SFAS 123R using the modified prospective method and, therefore, did not restate its operating results prior to 2006 as if SFAS 123R were applied to the earlier period. See Note 6 for additional information.

Employee stock options to purchase approximately 46,226,139 shares and 26,855,000 shares in the three months ended March 31, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of those stock options were greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 6.	Stockholders’ Equity

  Stock Option Plans

Amended and Restated 1996 Stock Plan

The Company’s Amended and Restated 1996 Stock Plan (the “1996 Plan”) provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant. Non-statutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no non-statutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board of Directors (the “Board”) of the Company, or a committee of the Board of Directors. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant. Options granted under the 1996 Plan have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. As of March 31, 2006, the Company had authorized 164,623,039 shares of common stock for issuance under the 1996 Plan.

The 1996 Plan also provides for the sale of restricted shares of common stock to employees and consultants. Shares issued to consultants are for the fair value of services previously rendered and are not contingent upon future events. Shares sold to employees are made pursuant to restricted stock purchase agreements containing provisions established by the Board or a committee of the Board. These provisions give Juniper Networks the right to repurchase the shares at the original sales price upon termination of the employee. This right expires at a rate determined by the Board, generally at the rate of 25% after one year and 2.0833% per month thereafter.

Since its adoption in 1996, the 1996 Plan has permitted the Company to make grants of restricted stock. In the case of such an award, the entire number of shares subject to a restricted stock award would be issued at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

On November 3, 2005, the Board adopted an amendment to the 1996 Plan to add the ability to issue RSUs under the 1996 Plan. Unlike restricted stock awards, RSUs represent an obligation of the Company to issue unrestricted shares of common stock to the grantee only when and to the extent that the vesting criteria of the award are satisfied. As in the case of restricted stock awards, vesting criteria for RSUs can be based on time or other conditions specified by the Board or an authorized committee of the Board. However, until vesting occurs, the grantee is not entitled to any stockholder rights with respect to the unvested shares.

2000 Nonstatutory Stock Option Plan

In July 2000, the Board adopted the Juniper Networks 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of non-statutory stock options to employees, directors and consultants. Non-statutory stock options may be granted at an exercise price of not less than 85% of the fair value per share on the date of grant; however, no non-statutory stock options have been granted for less than fair market value on the date of grant. Vesting and exercise provisions are determined by the Board or a committee of the Board. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. Options granted to consultants are in consideration for the fair value of services previously rendered, are not contingent upon future events and are expensed in the period of grant. As of March 31, 2006, the Company had authorized 90,901,437 shares of common stock for issuance under the 2000 Plan.

Plans Assumed Upon Acquisition

In connection with past acquisitions, the Company assumed options under the stock plans of the acquired companies, exchanged those options for Juniper Networks’ options and authorized the appropriate number of shares of common stock for issuance pursuant to those options. During the three months ended March 31, 2006, 333 shares of restricted common stock have been repurchased at an average price of $0.35 per share in connection with employee terminations. There were 18,862 shares of restricted shares subject to repurchase as of March 31, 2006.

Stock Award Activity

In the first quarter of 2006, the Company granted 2.7 million RSUs to its employees under the 1996 Plan. Such awards generally vest over a period of three or four years from the date of grant. RSUs do not have the voting rights of common stock and the shares underlying the RSUs are not considered issued and outstanding. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. In addition to RSUs, the Company also granted 7.0 million employee stock options under the 1996 Plan and the 2000 Plan. No restricted stock was issued under the 1996 Plan in the three months ended March 31, 2006 and 2005.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

A summary of the Company’s stock award activity and related information for the three-months ended March 31, 2006 is set forth in the following table (share data presented in thousands):

		Outstanding Options
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
				(In years)	(In thousands)

Balance at January 1, 2006	78,458	85,174	$17.79	—	—
RSUs granted	(2,669)	—	—	—	—
Options granted	(7,044)	7,044	18.87	—	—
RSUs canceled	34	—	—	—	—
Options canceled(2)	959	(1,893)	15.71	—	—
Options exercised	—	(5,618)	7.20	—	—
Plan shares expired(2)	349	(379)	29.47	—	—

Balance at March 31, 2006	70,087	84,328	$18.58	7.0	$348,327

(1)	Options and RSUs available for grant under the 1996 Plan and 2000 Plan.

(2)	Canceled or expired options under the stock plans of the acquired companies are no longer available for future grant.

A summary of the Company’s vested or expected to vest stock and exercisable options as of March 31, 2006 is set forth in the following table (share data presented in thousands):

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(In years)	(In thousands)

Vested or expected to vest Options	81,905	$18.58	7.0	$344,669
Exercisable Options	65,106	18.88	6.9	296,216

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $19.12 as of March 31, 2006, and the exercise price multiplied by the number of related options. Total intrinsic value of options exercised was $70.4 million for the three months ended March 31, 2006.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

The following schedule summarizes information about stock options outstanding under all option plans as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)			(In thousands)

$ 0.02 - $ 5.65	8,857	4.6	$3.27	8,022	$3.42
$ 5.69 - $ 10.31	15,907	6.2	8.57	14,310	8.73
$ 10.54 - $ 16.96	8,542	6.7	14.98	4,792	14.87
$ 17.00 - $ 19.45	9,371	7.0	18.64	1,265	18.03
$ 19.66 - $ 22.59	8,866	8.7	22.20	5,380	22.31
$ 22.97 - $ 24.02	7,025	9.4	23.51	6,825	23.50
$ 24.14 - $ 24.14	9,748	8.4	24.14	9,624	24.14
$ 24.53 - $ 28.30	8,496	8.3	26.67	7,372	26.51
$ 29.19 - $115.48	7,504	4.0	36.34	7,504	36.34
$183.06 - $183.06	12	4.4	183.06	12	183.06

$ 0.02 - $183.06	84,328	7.0	$18.58	65,106	$18.88

As of March 31, 2006, approximately 65.1 million options were exercisable at a weighted average exercise price of $18.88 per option. As of March 31, 2005, approximately 44.3 million options were exercisable at a weighted average exercise price of $13.81 per option.

The Company had 2.6 million RSUs outstanding as of March 31, 2006, which were excluded from the options outstanding balance in the preceding tables. The total weighted-average grant date fair value was $50.6 million.

The following schedule summarizes information about the Company’s RSUs as of March 31, 2006 (share data presented in thousands):

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(In thousands)

Outstanding RSUs	2,638	$—	2.5	$50,447
Vested and expected to vest RSUs	2,044	—	2.4	39,088

None of these RSUs was vested as of March 31, 2006. The grant of these RSUs has been deducted from the shares available for grant under the Company’s stock option plans.

Total fair value of options vested during the three months ended March 31, 2006 was $31.7 million. As of March 31, 2006, approximately $137 million of total unrecognized compensation cost related to stock options and RSUs is expected to be recognized over a weighted-average period of 1.4 years and 2.5 years, respectively.

No non-vested restricted stock was granted during the three months ended March 31, 2006. Forfeitures and vesting of the non-vested restricted stock were immaterial during the three months ended March 31, 2006. Total non-vested restricted stock outstanding at March 31, 2006 was immaterial.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan

In April 1999, the Board approved the adoption of Juniper Networks’ 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The ESPP is implemented in a series of offering periods, each six months in duration. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective offering period. On December 16, 2005, the Board amended the Company’s ESPP to eliminate the ability of a participant under the ESPP to increase the rate of his/her payroll deductions during any offering period (as defined in the ESPP). This change was effective beginning with the offering period commencing on February 1, 2006. For the first three months of 2006, pre-tax compensation expense related to the stock issued under ESPP was $2.7 million.

Valuation of Stock-Based Compensation

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for other relevant factors including implied volatility of market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.

In 2006, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant. As a result, the expected term assumption used in the first three months of 2006 reflects the shorter contractual life of the new option awards granted during the period.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are as follows:

	Three Months Ended March 31,
	2006	2005

Employee Stock Options:
Dividend yield	—	—
Volatility factor	39%	45%
Risk-free interest rate	4.6%	3.5%
Expected life (years)	3.5	4.7
Weighted-average fair value of options granted during the periods	$6.4	$11.5
Employee Stock Purchase Plan:
Dividend yield	—	—
Volatility factor	33%	49%
Risk-free interest rate	3.7%	1.8%
Expected life (years)	0.5	0.5
Weighted-average fair value of employee stock purchases during the periods	$5.9	$6.7
Weighted-average fair value of RSUs granted during the periods	$19.0	—

Stock Repurchase Activity

In the three months ended March 31, 2006, the Company repurchased 10,071,100 common shares at an average price of $18.51 per share as part of its Common Stock Repurchase Program. As of March 31, 2006, a total of 12,939,700 common shares had been repurchased since the inception of the program, equating to approximately $250 million at an average price of $19.32 per share.

Note 7.	Operating Segments

The Company’s chief operating decision maker (“CODM”) and senior management team (together “management”) allocate resources and assess performance based on financial information by categories of products and by service.

The Infrastructure segment includes products from the E-, M- and T-series router product families as well as the circuit-to-packet products and session border control products. Previously the session border control products were included in SLT. The SLT segment includes Security products and Application Acceleration products. Security products consist of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances, and the J-series router product family. Application Acceleration products consist of application front end platforms and wide area network (“WAN”) optimization platforms.

The Service segment delivers world-wide services to customers of the Infrastructure and the SLT segments.

The Company’s primary financial measure or management operating income, used by the management in assessing performance and allocating resources to the segments, includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs, such as standard costs, research and development, and product marketing expenses, are applied directly to each operating segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses,

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

such as sales, marketing, business development, and general and administrative expenses are allocated to each operating segment based on factors including headcount and revenue. Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three Months Ended March 31,
	2006	2005*

Net Revenues:
Infrastructure	$363.0	$304.1
Service Layer Technologies	111.1	88.2
Service	92.6	56.8

Total net revenues	$566.7	$449.1

Operating income:
Management operating income:
Infrastructure	$114.5	$101.8
Service Layer Technologies	0.5	9.0
Service	25.0	12.0

Total management operating income	140.0	122.8

Amortization of purchased intangible assets	(24.6)	(18.5)
Stock-based compensation expense	(23.1)	(3.4)
Special charges	(1.4)	—

Total operating income	$90.9	$100.9

*	Prior period information has been revised for comparative purposes.

The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenue by geographic region (in millions):

	Three Months Ended March 31,
	2006	2005

Americas:
United States	$241.1	$185.6
Other	19.0	8.4

Total Americas	260.1	194.0
Europe, Middle East and Africa	201.8	115.3
Asia Pacific	104.8	139.8

Total	$566.7	$449.1

Siemens and Lucent individually accounted for 15% and 10% of the Company’s net revenues for the three months ended March 31, 2006, respectively. Siemens and Ericsson individually accounted for 13% and 12% of the Company’s net revenues for the three months ended March 31, 2005, respectively. The revenue attributed to each significant customer was derived from the sale of products and services in all three operating segments.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of March 31, 2006 and 2005.

Note 8.	Income Taxes

The Company recorded tax provisions of $34.8 million and $35.8 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s effective tax rate was approximately 32% for each period. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $56.1 million for the three months ended March 31, 2006 and were reflected as an increase to additional paid-in capital.

The Internal Revenue Service (IRS) has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company believes it has made adequate provisions in the accompanying Condensed Consolidated Financial Statements for any adjustments that the IRS has proposed with respect to these tax returns.

In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company responded to this NOPA in February 2005, and intends to dispute this assessment with the IRS. An initial appeals conference was held on January 31, 2006. The Company does not believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.

Note 9.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s principal contractual obligations as of March 31, 2006 (in millions):

	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases, net of committed subleases	$204.1	$38.6	$36.3	$29.5	$24.7	$22.8	$52.2
Senior Notes	400.0	—	—	400.0	—	—	—
Purchase Commitments	107.8	107.8	—	—	—	—	—
Other Contractual Obligations	41.9	26.6	15.3	—	—	—	—

Total	$753.8	$173.0	$51.6	$429.5	$24.7	$22.8	$52.2

Operating Leases

Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2016. Future minimum payments under the non-cancelable operating leases, net of committed subleases, totaled $204.1 million as of March 31, 2006. Rent and related expenses paid to a related party was $1.1 million and $1.1 million for the quarters ended March 31, 2006 and 2005, respectively.

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

Senior Notes

As of March 31, 2006, the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes”), due on June 15, 2008, had a carrying value of $399.9 million.

Purchase Commitments

The Company does not have firm purchase commitments with its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $107.8 million as of March 31, 2006, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to Juniper Networks’ agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers or its forecast. The Company may incur a liability for products built by the contract manufacturer if the components go unused for specified periods of time and, in the meantime, the Company may be assessed carrying charges. As of March 31, 2006, the Company had accrued $23.1 million based on its estimate of such charges.

Other Contractual Obligations

As of March 31, 2006, other contractual obligations consisted primarily of the escrow amount of $33.7 million in connection with past acquisitions for indemnity obligations expiring between May 2006 and June 2007. Earn-out and bonus obligations of $8.2 million will be payable to certain former employees of acquired companies over a one or two year period and recorded as compensation expense when incurred.

In addition, the 1.6 million shares of the Company’s common stock with a fair value of $35.2 million, established as of the acquisition date, held in escrow associated with an acquisition for indemnity obligations is not included in the preceding table. One-half of the indemnity obligations will expire in July 2006 and the remaining one-half will expire in January 2007.

Legal Proceedings

The Company is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable. Although the Company does not expect that any such legal claims or litigation will ultimately have a material adverse effect on its consolidated financial position or results of operations, however, an adverse result in one or more matters could negatively affect the Company’s results in the period in which they occur.

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

Juniper Networks, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

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

Federal Securities Class Action Suit

During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and former officers purportedly on behalf of those stockholders who purchased the Company’s publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend, and entered final judgment against plaintiffs. Plaintiffs appealed. In December 2005, after complete briefing and oral argument, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal and final judgment. The deadline for plaintiffs to appeal the Ninth Circuit’s decision to the United States Supreme Court has expired. The matter is now closed.

State Derivative Claim Based on the Federal Securities Class Action Suit

In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of the Company, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of the Company’s officers and directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiffs seek no recovery. After having their previous complaints dismissed with leave to amend, Plaintiffs lodged a third amended complaint in August 2004. Defendants demurred to the third amended complaint. On November 18, 2004, the Court sustained defendants’ demurrer without leave to amend and entered an order of final judgment against plaintiffs. Plaintiffs appealed to the California Court of Appeal, Sixth District. The appeal hearing was held in April 2006. Subsequent to the hearing, the Plaintiff’s requested the appeal to be dismissed and the Court of Appeal granted the request. The matter is now closed.

Toshiba Patent Infringement Litigation

On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. The Company filed an answer to the complaint in February 2004. Toshiba amended its complaint to add two patents, and the Company answered the amended complaint in July 2004. A Markman hearing was held in April 2006 and trial is scheduled for August 2006.

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

In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company responded to this NOPA in February 2005, and intends to dispute this assessment with the IRS. An initial appeals conference was held on January 31, 2006. The Company does not believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.

Note 10.	Related Party Transactions

The Company reimburses its CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. The Company incurred $0.1 million in related expenses for the three months ended March 31, 2006, and 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to sales returns, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview of the Results of Operations

To aid in understanding our operating results for the three months ended March 31, 2006 and 2005, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.

Business Overview

We design and sell products and services that together provide our customers with secure and assured Internet Protocol (“IP”) networking solutions. Our purpose-built, high performance IP platforms enable customers to support many different services and applications at scale. Service providers, enterprises, governments and research and education institutions worldwide rely on Juniper Networks to deliver products for building networks that are tailored to the specific needs of their users, services and applications. Our portfolio of networking and security solutions supports the complex scale, security and performance requirements of many of the world’s most demanding networks. We sell our products and services through direct sales organization, value-added resellers and distributors to end-users in the service provider and enterprise markets. Our operations are organized into three operating segments: Infrastructure, Service Layer Technologies (“SLT”) and Service.

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

Our Service segment delivers world-wide services, including technical support, professional services, as well as a number of education and training programs, to customers of the Infrastructure and SLT segments.

During the first quarter of 2006, we focused on product innovation and our customers’ needs. Consistent with this focus, we re-aligned our session border control products from the SLT segment to the Infrastructure segment. New products released during this period included the Secure Services Gateway (“SSG”) Series, a new line of high-performance firewall/virtual private network (“VPN”) platforms with integrated local-area and wide-area network routing interfaces.

Of the total net revenue for the first quarter of 2006, 64% attributed to infrastructure products, 20% to SLT products and 16% to Service. From a geographic perspective, 46% of the total revenue was generated in the Americas region, 36% in the Europe, Middle East and Africa (EMEA) region and 18% in the Asia Pacific region.

Significant Events

Stock Repurchase Activity

In the three months ended March 31, 2006, we repurchased and retired 10,071,100 common shares at an average price of $18.51 per share as part of our Common Stock Repurchase Program. As of March 31, 2006, a total of 12,939,700 common shares had been repurchased and retired since the inception of the program, equating to approximately $250 million at an average price of $19.32 per share.

Operating Segments

The Infrastructure segment includes products from the E-, M- and T-series router product families as well as the circuit-to-packet products and session border control products. The SLT segment includes Security products and Application Acceleration products. Security products consist of firewall and VPN systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances, and the J-series router product family. Application Acceleration products consist of application front end platforms and wide area network (“WAN”) optimization platforms.

Stock-Based Compensation

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006, using the modified prospective transition method and, therefore, have not restated prior periods’ results. During the first three months of 2006, we issued to our employees and directors stock options, restricted stock units (“RSUs”) and employee stock purchases under our Employee Stock Purchase Plan. Under SFAS 123R, we recorded stock-based compensation expense of $23.1 million for the three months ended March 31, 2006, compared to $3.4 million for the same period in 2005 when we recognized stock-based compensation expense under the intrinsic value recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

Nature of Expenses

We have an extensive distribution channel in place that we use to target new customers and increase sales. We have made substantial investments in our distribution channel since 2004.

Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers; accordingly, most of our costs of revenues consist of payments to our independent contract manufacturers for the standard product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities primarily in Canada, China, Malaysia, and the United States. We generally do not own the components and title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment.

The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges.

Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, stock-based compensation, commissions, bonuses, vacation, benefits and travel. We increased our headcount from 3,100 employees as of March 31, 2005 to 4,164 employees as of March 31, 2006 due in part to the acquisitions completed in 2005.

Facility and information technology departmental costs are allocated to other departments based on factors including headcount and revenue. These departmental costs have increased in each of the last two years due to increases in headcount and facility leases resulting from acquisitions and additional infrastructure systems to support our growth. Our capital spending decreased by $4.3 million in the three months ended March 31, 2006 compared to the same period in 2005 due to a temporary reduction in our test equipment purchases. We expect our capital spending to increase in the future.

Research and development expenses include:

•	the costs of developing our products from components to prototypes to finished products,

•	outside services for services such as certifications of new products, and

•	expenditures associated with equipment used for testing.

Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred. We plan to increase our investment in research and development efforts during 2006 compared to 2005 to further advance our competitive advantage.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future operating results will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue Recognition;

•	Allowance for Doubtful Accounts;

•	Contract Manufacturer Liabilities;

•	Warranty Reserve;

•	Goodwill and Purchased Intangible Assets;

•	Stock-Based Compensation;

•	Income Taxes;

•	Litigation and Settlement Costs; and

•	Loss Contingencies.

Management believes that other than the adoption of SFAS 123R there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results in our Condensed Consolidated Financial Statements. In accordance with SFAS 123R, we recognize compensation expense, net of estimated forfeitures, for all stock-based payments granted after January 1, 2006 and prior to but not vested as of January 1, 2006.

Under SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period. Given our employee stock options have certain characteristics that are significantly different from traded options and, because changes in the subjective assumptions can materially affect the estimated value, in our opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although we determine the fair value of employee stock options in accordance with SFAS 123R and SAB 107 using the Black-Scholes-Merton option-pricing model, that value may not be indicative of the fair value observed between a willing buyer and a willing seller in a market transaction.

The Black-Scholes-Merton model requires various highly judgmental assumptions including expected option life and volatility. If any of the assumptions used in the Black-Scholes-Merton model or the estimated forfeiture rate changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Results of Operations

The operating results from the companies acquired in the period between May 2005 and December 2005 were included in the condensed consolidated statements of operations for the three months ended March 31, 2006. The increases in cost of revenues and operating expenses in the first quarter of 2006 compared to the same period in 2005 were primarily attributable to additional employees, increases in stock-based expense from the adoption of SFAS 123R and the inclusion of the operation results from the companies acquired in 2005.

Net Revenues

The following table shows product and service net revenues (in millions):

	Three Months Ended March 31,
		% of Net		% of Net
	2006	Revenues	2005	Revenues

Net revenues:
Product	$474.1	84%	$392.3	87%
Service	92.6	16%	56.8	13%

Total net revenues	$566.7	100%	$449.1	100%

Net Product Revenues

Net product revenues increased $81.8 million in the three months ended March 31, 2006 compared to the same period in 2005 primarily as a result of the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network. Changes in product mix and the addition of the SLT products through various acquisitions also contributed to the net revenue increase.

Infrastructure products were $363.0 million for the three months ended March 31, 2006, a $58.9 million increase compared to the same period in 2005. SLT products were $111.1 million for the three months ended March 31, 2006, a $22.9 million increase compared to the same period in 2005. An analysis of the change in revenue by Infrastructure and SLT segments and the change in product units, can be found below in the section titled “Segment Information.”

Net Service Revenues

Net service revenues increased $35.8 million in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to the growth in support services business and to increases in professional service revenue. Support service revenue increased by $32.1 million, representing 90% of the increase, primarily due to increased technical support service contract initiations and renewals associated with higher product sales, which have resulted in a larger installed based of equipment being serviced. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts. These contracts are typically for one-year renewable periods for services such as 24-hour customer support, non-specified updates and hardware repairs. In addition to service contracts, we also provide educational services.

Total Net Revenues

The following table shows the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2006		2005

Americas:
United States	$241.1	43%	$185.6	41%
Other	19.0	3%	8.4	2%

Total Americas	260.1	46%	194.0	43%
Europe, Middle East, and Africa (EMEA)	201.8	36%	115.3	26%
Asia Pacific	104.8	18%	139.8	31%

Total	$566.7	100%	$449.1	100%

Net revenue in the United States as a percentage of total net revenue increased in the first three months of 2006 compared to the same period in 2005 primarily due to increased sales of our core routers to the service provider market as our customers continue to focus on increasing network performance, reliability and scale. Net revenue in EMEA as a percentage of total net revenue increased in the first three months of 2006 compared to the same period in 2005 primarily due to strength across the region driven by the IPTV demands and next generation network (“NGN”) build-outs. Net revenue in Asia Pacific countries decreased, in absolute dollars and as a percentage of net revenue, in the first three months of 2006 compared to the same period in 2005 primarily due to completion by customers of several network expansion projects and a pause in the build out of their NGN.

Siemens and Lucent each accounted for greater than 10% of our net revenues during the three months ended March 31, 2006. Siemens and Ericsson each accounted for greater than 10% of our net revenues during the same period in 2005.

Cost of Revenues

The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended March 31,
	2006	GM %	2005	GM %
Cost of revenues:
Product	$140.9	70%	$112.5	71%
Service	44.0	53%	31.1	45%

Total cost of revenues	$184.9	67%	$143.6	68%

Cost of product revenues increased $28.4 million in the three months ended March 31, 2006 compared to the same period in 2005, while product gross margin fell by 1 percentage point to 70%. The increase in absolute dollars was primarily due to higher standard costs in connection with the increase in revenue. In addition, a $0.4 million increase in stock-based compensation expense from the adoption of SFAS 123R and the amortization of purchased technologies of $1.4 million contributed to the one percentage point decrease in gross margin for the three months ended March 31, 2006, compared to the same period in 2005.

As we have expanded our market share and entered more markets, we have begun to experience increased competition. However, our product revenues and product gross margin increased in absolute dollars and our product gross margins have remained relatively steady compared to the year-ago period in part due to our focus on reducing manufacturing related costs. As of March 31, 2006 and 2005, we employed 140 and 110 people, respectively, in our manufacturing and operations organization who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

Cost of service revenues increased $12.9 million in the three months ended March 31, 2006 compared to the same period in 2005, however service gross margin increased eight percentage points compared to the same period in 2005 primarily by achieving improved economies of scale. In absolute dollars, personnel related expenses consisting primarily of salaries, wages, bonus, and fringe benefit expenses increased $4.6 million due to an increase in headcount from 353 to 483 people. The increase in headcount was attributable, in part, to the acquisitions completed in 2005. Additionally, customer service spares expense and outside services increased by $4.3 million in total due to increased demands resulting from the additional service contracts. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $1.0 million in the period ended March 31, 2006.

Operating Expenses

The following table shows operating expenses (in millions, except percentages):

	Three Months Ended March 31,
		% of Net		% of Net
	2006	Revenues	2005	Revenues

Research and development	$113.7	20%	$78.1	17%
Sales and marketing	$129.4	23%	$92.1	21%
General and administrative	$23.1	4%	$15.7	4%
Amortization of purchased intangible assets	$23.2	4%	$18.5	4%
Special charges	$1.4	0%	$—	—

Research and development expenses increased by $35.6 million in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to increases in personnel related expenses, support costs, and stock-based compensation expense. Personnel related charges, consisting of salaries, bonus, and fringe benefits expenses, increased $16.5 million due to an increase in headcount, from 1,270 to 1,707 people in the engineering organization to support product innovation intended to capture anticipated future NGN infrastructure growth and opportunities in the enterprise market. The increase in headcount was also attributable, in part, to the acquisitions in 2005. Additionally, non-recurring engineering expenses, facilities, information technology, depreciation and equipment expenses increased $7.7 million to support these engineering efforts. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $8.0 million in the period ended March 31, 2006.

Sales and marketing expenses increased $37.3 million in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to increases in personnel related expenses, marketing expenses, and stock-based compensation expense. Personnel related charges, consisting of salaries, commissions, bonus, and fringe benefits expenses, increased $16.1 million due to an increase in headcount, from 1,067 to 1,452 people in our worldwide sales and marketing organizations to support additional products and customers. The increase in headcount was also attributable, in part, to the acquisitions in 2005. Additionally, marketing expenses increased $6.8 million as we focused on increasing brand awareness and expanding our presence in the enterprise market. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $6.9 million in the period ended March 31, 2006.

General and administrative expenses increased $7.4 million in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to an increase in personnel related expenses, outside professional services, and in stock-based compensation expense. Personnel related charges, consisting of salaries, bonus, and fringe benefits expenses, increased $1.9 million due to an increase in headcount, from 173 to 214 people in our worldwide general and administrative functions to support the overall growth in the business. The increase in headcount was also attributable, in part, to the acquisitions in 2005. Outside professional services, which include accounting, tax, and legal fees, increased as a result of patent litigation expenses in the three months ended March 31, 2006. The adoption of SFAS 123R resulted in additional stock-based compensation expense of $3.3 million in the period ended March 31, 2006.

Special charges of $1.4 million recognized in the three months ended March 31, 2006 pertained to the accrual of acquisition related bonus and earn-out payments.

Other Income and Expenses

The following table shows other income and expenses (in millions):

	Three Months Ended
	March 31,
	2006	2005

Interest and other income	$20.8	$11.1
Interest and other expenses	$(1.1)	$(0.8)

Interest and other income increased by $9.7 million in the three months ended March 31, 2006 compared to the same period in 2005 as a result of higher cash, cash equivalents and investment balances compared to a year ago, as well as increases in interest rates.

Interest and other expenses increased by $0.3 million primarily due to increases in foreign exchange losses and increases in other expenses such as bank fees during the three months ended March 31, 2006 compared to the same period in 2005.

Provision for Income Taxes

We recorded tax provisions of $34.8 million and $35.8 million for the three months ended March 31, 2006 and 2005, and our effective tax rates were approximately 32% for both periods.

Segment Information

We began to track financial information by our three operating segments during 2005 as our management structure and responsibilities began to measure the business based on product and service profitability. Commencing in 2006, we re-aligned our session border control products from the SLT segment to the Infrastructure segment as we re-prioritized our focus on service provider and enterprise customers. A description of the products and services for each segment can be found in Note 7 to the accompanying Condensed Consolidated Financial Statements.

Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three Months Ended March 31,
	2006	2005*

Net Revenues:
Infrastructure	$363.0	$304.1
Service Layer Technologies	111.1	88.2
Service	92.6	56.8

Total net revenues	$566.7	$449.1

Operating income:
Management operating income:
Infrastructure	$114.5	$101.8
Service Layer Technologies	0.5	9.0
Service	25.0	12.0

Total management operating income	140.0	122.8

Amortization of purchased intangible assets	(24.6)	(18.5)
Stock-based compensation expense	(23.1)	(3.4)
Special charges	(1.4)

Total operating income	$90.9	$100.9

*	Prior period information has been revised for comparative purposes.

Infrastructure Operating Segment

We track infrastructure chassis revenue units and ports shipped to analyze customer trends and indicate areas of potential network growth. Our infrastructure product platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table shows infrastructure revenue units and ports shipped:

	Three Months Ended March 31,
	2006	2005

Infrastructure chassis revenue units	2,336	2,418
Infrastructure ports shipped	35,879	37,524

Infrastructure net revenues increased $58.9 million in the three months ended March 31, 2006 compared to the same period in 2005 due to higher average selling prices and favorable mix of overall chassis units. Sales of higher-end chassis units increased as our customers continued to adopt and expand IP networks in order to reduce total operating costs and to be able to offer multiple services over a single network. Chassis revenue units decreased in the 2006 period compared to a year ago primarily due to the decreases in sales of lower-end E-series and M-series products, partially offset by the increases in sales of higher-end T-series and M-series products. Port shipment units decreased compared to a year ago driven by the decreases in the overall number of chassis revenue units during the 2006 period.

Infrastructure management operating income increased by approximately $12.7 million in the three months ended March 31, 2006 compared to the same period in 2005 as the revenue increase was partially offset by higher personnel related costs primarily associated with product innovation and marketing.

SLT Operating Segment

The SLT operating segment consists of Security products and Application Acceleration products. The following table shows SLT revenue units recognized:

	Three Months Ended March 31,
	2006	2005

Service Layer Technologies revenue units	43,600	38,000

The $22.9 million increase in net SLT revenues for the three months ended March 31, 2006 as compared to the 2005 period was attributable to increases in revenue from Security products as well as the inclusion of Application Acceleration products, which did not exist in the first quarter of 2005.

SLT management operating income decreased by $8.5 million in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to higher product and personnel related costs compared to revenue increases. Personnel related costs primarily related to product innovation, the expansion of the sales channel, and the marketing of our products.

Service Operating Segment

Net service revenues increased in the three months ended March 31, 2006 compared to the same period in 2005 period primarily due to the growth in support services and, to a lesser degree, the growth in professional services. The growth in the support services was largely due to our growing installed base.

Service management operating income increased reflecting improved economies of scale achieved by faster revenue growth experienced in the Infrastructure segment and the SLT segment compared to the increases in operating expenses. However, in absolute dollars, employee related expenses increased as a result of increased headcount. Expenses associated with spares also increased as a result of revenue growth.

Liquidity and Capital Resources

Overview

We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	March 31,	December 31,
	2006	2005

Cash and cash equivalents	$904.3	$918.4
Short-term investments	510.6	510.4
Long-term investments	623.3	618.3

Total cash, cash equivalents and available-for-sale investments	$2,038.2	$2,047.1
Restricted cash	$59.9	$66.1
Working capital	$1,222.2	$1,191.1

Working capital increased primarily due to cash provided by operations and the issuance of common stock through employee stock option exercises and purchases under our Employee Stock Purchase Plan. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.

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

Cash Requirements and Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”), purchase commitments, escrow payments, and bonus and earn-out obligations.

Our contractual obligations under operating leases, which extend through 2016, primarily relate to our facilities. Future minimum payments under our non-cancelable operating leases totaled $204.1 million as of March 31, 2006.

The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity on June 15, 2008, or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $20.14 per share. As of March 31, 2006, the carrying value of the Senior Notes was $399.9 million.

We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $107.8 million as of March 31, 2006, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers or our forecast. We may incur a liability for products built by the contract manufacturer if the components go unused for specified periods of time and, in the meantime, we may be assessed carrying charges. As of March 31, 2006, we had accrued $23.1 million based on our estimate of such charges.

As of March 31, 2006, other contractual obligations consisted primarily of the escrow amount of $33.7 million in connection with past acquisitions for indemnity obligations expiring between May 2006 and June 2007. Earn-out and bonus obligations of $8.2 million may be payable to certain former employees of acquired companies over a one or two year period and recorded as compensation expense if and when incurred.

In addition, 1.6 million shares of our common stock with a fair value of $35.2 million, established as of the acquisition date, have been held in escrow associated with an acquisition for indemnity obligations. One-half of the indemnity obligations will expire in July 2006 and the remaining one-half will expire in January 2007.

Operating Activities

Net cash provided by operating activities was $83.0 million and $134.4 million for the quarters ended March 31, 2006 and 2005. Net cash generated from operating activities decreased by $51.4 million in the 2006 period compared to a year ago primarily due to a large amount of accounts receivable recorded later in the quarter, reclassification of tax benefit of employee stock options from operating activities to financing activities and the write-offs of deferred tax liabilities, partially offset by the decreases in deferred tax assets. The cash provided by operating activities for each period was driven by our net income adjusted by:

•	Non-cash charges of $65.3 million and $63.0 million for the quarters ended March 31, 2006 and 2005, respectively, were primarily for depreciation and amortization expenses, stock-based compensation and debt issuance costs. Non-cash charges in the quarter ended March 31, 2005 also included $28.9 million for the tax benefit from employee stock options. No tax benefit from employee stock options was included in the quarter ended March 31, 2006. As a result of the adoption of SFAS 123R, tax benefits from tax deductions in excess of the stock-based compensation expense recognized was presented as a financing activity in the consolidated statements of cash flows for the quarter ended March 31, 2006.

•	Changes in operating assets and liabilities of $(58.0) million and $(4.0) million for the quarters ended March 31, 2006 and 2005, respectively, were in the normal course of business. Net cash used during the three months ended March 31, 2006 was primarily attributable to increases in net accounts receivable of $35.4 million, prepaid expenses, other current assets, and other long-term assets of $11.6 million and decreases in accounts payable of $5.1 million, accrued compensation of $28.8 million and other accrued liabilities of $18.5 million, partially offset by increases in deferred revenue of $41.0 million and accrued warranty of $0.4 million. Net cash used during the quarter ended March 31, 2005 was primarily attributable to increases in prepaid expenses, other current assets, and other long-term assets of $19.6 million and decreases in accounts payable of $7.2 million, accrued compensation of $27.6 million and accrued warranties of $0.7 million, partially offset by decreases in account receivable of $2.5 million and increases in other accrued liabilities of $1.8 million and deferred revenue of $46.7 million. Net cash provided decreased in the 2006 period compared to the 2005 period primarily due to the timing of our trade accounts receivable recognized in 2006 and increased deferred tax liabilities as of March 31, 2006.

Investing Activities

Net cash used in investing activities was $18.4 million and $67.4 million for the quarters ended March 31, 2006 and 2005, respectively. Investing activities included purchases and sale or maturities of available-for-sale securities, capital expenditures, purchase and sale of equity investments and changes in restricted cash requirements. Net investment in available-for-sale securities decreased by $37.8 million compared to a year ago as additional funds were maintained in money market accounts due to short-term interest rate increases. Capital expenditures decreased in the first three months of 2006 compared to the same period in 2005 mainly due to a temporary reduction of equipment purchases during the 2006 period. Restricted cash decreased by $6.2 million in the first three months of 2006 compared to the period in 2005 primarily due to the removal of deposit requirements for letters of credit related to facility leases.

Financing Activities

Net cash used in financing activities was $78.8 million and $39.4 million for the quarters ended March 31, 2006 and 2005, respectively. Net cash used in the 2006 period increased primarily due to common stock repurchases and the reclassification of tax benefits related to employee option exercises from operating cash flows to financing cash flows. In the quarter ended March 31, 2006, the Company repurchased 10,071,000 shares of common stock, at an average price of $18.51 per share, pursuant to our Common Stock Repurchase Program. Total aggregate amount for the repurchases was $186.4 million. This use of cash was partially offset by $51.5 million of proceeds from employee option exercises and $56.1 million of tax benefits from tax deductions in excess of the expense recognized for employee stock options. As a result of the adoption of SFAS 123R on January 1, 2006, tax benefits from the tax deductions in excess of the compensation cost recognized for those options are included as cash flows from financing activities. Such amounts were previously included in cash flows from operations prior to 2006. In the quarter ended March 31, 2005, $39.4 million was provided from the issuance of common stock related to employee option exercises and Employee Stock Purchase Plan.

Factors That May Affect Future Results

A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.

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

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized no material net gains or losses during the first three months of 2006 or 2005 related to the sales of our investments.

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

Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2006 and 2005, in other income (expense) on our condensed consolidated statements of operations.

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

Changes in Internal Controls

There has been no significant change in our internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, a stipulation for the settlement and release of claims against the issuers, including us, was submitted to the Court for preliminary approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including us). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval. If the settlement does not occur, and litigation continues, we believe we have meritorious defenses and intend to defend the case vigorously.

Federal Securities Class Action Suit

During the quarter ended March 31, 2002, a number of essentially identical shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and former officers purportedly on behalf of those stockholders who purchased our publicly traded securities between April 12, 2001 and June 7, 2001. In April 2002, the court granted the defendants’ motion to consolidate all of these actions into one; in May 2002, the court appointed the lead plaintiffs and approved their selection of lead counsel and a consolidated complaint was filed in August 2002. The plaintiffs allege that the defendants made false and misleading statements, assert claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. In September 2002, the defendants moved to dismiss the consolidated complaint. In March 2003, the court granted defendants motion to dismiss with leave to amend. The plaintiffs filed their amended complaint in April 2003 and the defendants moved to dismiss the amended complaint in May 2003. In March 2004, the court granted defendants motion to dismiss, without leave to amend, and entered final judgment against plaintiffs. Plaintiffs appealed. In December 2005, after complete briefing and oral argument, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal and final judgment. The deadline for plaintiffs to appeal the Ninth Circuit’s decision to the United States Supreme Court has expired. The matter is now closed.

State Derivative Claim Based on the Federal Securities Class Action Suit

In August 2002, a consolidated amended shareholder derivative complaint purportedly filed on behalf of us, captioned In re Juniper Networks, Inc. Derivative Litigation, Civil Action No. CV 807146, was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges that certain of our officers and directors breached their fiduciary duties to us by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. After having their previous complaints dismissed with leave to amend, Plaintiffs lodged a third amended complaint in August 2004. Defendants demurred to the third amended complaint. On November 18, 2004, the Court sustained defendants’ demurrer without leave to amend and entered an order of final judgment against plaintiffs. Plaintiffs appealed to the California Court of Appeal, Sixth District. The appeal hearing was held in April 2006. Subsequent to the hearing, the Plaintiff’s requested the appeal to be dismissed and the Court of Appeal granted the request. The matter is now closed.

Toshiba Patent Infringement Litigation

On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against us, alleging that certain of our products infringe four Toshiba patents and seeking an injunction and unspecified damages. We filed an answer to the complaint in February 2004. Toshiba amended its complaint to add two patents, and we answered the amended complaint in July 2004. A Markman hearing was held in April 2006 and trial is scheduled for August 2006.

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

In conjunction with the IRS income tax audit, certain of our US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and we received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. We responded to this NOPA in February 2005, and intend to dispute this assessment with the IRS. An initial appeals conference was held on January 31, 2006. We do not believe that a liability can be reasonably estimated at this time. In the event that this issue is resolved unfavorably to us, there exists the possibility of a material adverse impact on our results of operations for the period in which an unfavorable outcome becomes probable and reasonably estimable.

Item 1A.	Risk Factors

The risk factors included herein include any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A to Part I of our 2005 Annual Report on Form 10-K.

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

A substantial portion of our business and revenue depends on the growth of IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business and financial results. In addition, a number of our existing customers are evaluating the build out of their next generation network, or NGN. During the decision making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce their spending on IP infrastructure. Such pauses in purchases can make it more difficult to predict revenues from such customers, can cause fluctuations in the level of spending by customers and, even where our products are ultimately selected, can have a material adverse effect on our business and financial results.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens and Lucent each accounted for greater than 10% of our net revenues during the three months ended March 31, 2006. Siemens and Ericsson each accounted for greater than 10% of our net revenues during the three months ended March 31, 2005. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T, MCI and Bell South). This consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences.

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

For example, many customers in this class have purchased products from other vendors who promised certain functionality and failed to deliver such functionality and/or had products that caused problems and outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, would affect our ability to recognize the revenues from such sales, which may negatively affect our business and our financial condition. For example, in April 2006, Juniper announced that it would be required to defer a large amount of revenue from a customer due to the contractual obligations required by that customer.

We face intense competition that could reduce our revenues and adversely affect our financial results.

Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco Systems, Inc., with other companies such as Alcatel S.A., Nortel Networks Corporation, and Huawei Technologies Co., Ltd. providing products to a smaller segment of the market. In addition, a number of other small public or private companies have products or have announced plans for new products to address the same challenges that our products address.

In the service layer technologies market, we face intense competition from a broader group of companies including appliance vendors such as Cisco Systems, Inc. and software vendors such as CheckPoint Software Technologies, Ltd. In addition, a number of other small public or private companies have products or have announced plans for new products to address the same challenges that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressures faced by us. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, operating results and financial condition.

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

Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our products. For example, in 2003, Toshiba Corporation filed a lawsuit against us, alleging that our products infringe certain Toshiba patents. The trial for the Toshiba case is scheduled to begin in August 2006. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

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

With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. Growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner and our revenues and gross margins could suffer until other sources can be developed. For example, throughout the first quarter of 2006 we experienced component shortages that resulted in delays of shipments of product until late in the quarter and in an increase in our day sales outstanding. We currently purchase numerous key components, including application-specific integrated circuits (“ASICs”), from single or limited sources. The development of alternate sources for those components is time consuming, difficult and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. During the first quarter of 2006, Alcatel, a competitor of ours, announced an acquisition of Lucent Technologies, one of our largest value-added resellers. Our competitors may in some cases be effective in incentivizing current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

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

We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. The declines in our stock price during 2006 have increased the risk that goodwill and intangible assets may become impaired. We cannot accurately predict the amount and timing of any impairment of assets.

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

Recent rulemaking by the Financial Accounting Standards Board has required us to expense equity compensation given to our employees beginning January 1, 2006, which has reduced our reported earnings, will significantly harm our operating results in future periods and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that have required companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced our reported earnings, will significantly harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares		Maximum Dollar
			Purchased as		Value of Shares
			Part of Publicly		that May Yet Be
	Total Number	Average	Announced	Average	Purchased
	of Shares	Price Paid	Plans or	Price Paid	Under the Plans or
Period	Purchased(1)	per Share	Programs	per Share	Programs(2)

January 2006	875,333	$18.27	875,000	$18.28	$170,393,661
February 2006	9,196,100	18.53	9,196,100	18.53	1,864
March 2006	—	—	—	—	1,864

Total	10,071,433	$18.51	10,071,100	$18.51

(1)	During the three months ended March 31, 2006, the Company repurchased 333 shares of common stock at an average price of $0.35 per share. These shares were repurchased from former employees pursuant to the terms of restricted stock agreements that enable the Company to repurchase unvested shares upon the applicable employees’ termination of employment. As of March 31, 2006, a total of 18,862 shares of restricted common stock were subject to repurchase by the Company.

(2)	In July 2004, Company’s Board of Directors authorized a stock repurchase program. This program authorizes repurchases up to $250.0 million. The program does not have a specified expiration date. During the three months ended March 31, 2006, the Company repurchased and retired 10,071,100 shares of common stock at an average price of $18.51 per share. As of March 31, 2006, the Company had total authorization of future repurchases of approximately two thousand dollars remaining in the program. No repurchase programs have expired or been terminated during the period covered by the above table.

Item 6.	Exhibits

Exhibit
Number	Description of Document

10.1	Summary of Compensatory Plans and Arrangements adopted on February 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.
May 8, 2006

By:	/s/ Robert R.B. Dykes
Robert R.B. Dykes
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1	Summary of Compensatory Plans and Arrangements adopted on February 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002