Form 10-Q
period 2006-06-30
JUNIPER NETWORKS INC
filed 2007-03-09
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-26339
JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1194 North Mathilda Avenue	(408) 745-2000
Sunnyvale, California 94089	(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
including zip code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 569,234,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of February 28, 2007.

EXPLANATORY NOTE
     In this Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and six months ended June 30, 2005, and the related consolidated statement of cash flows for the six months ended June 30, 2005 as a result of an independent stock option investigation commenced by our Board of Directors and Audit Committee. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended December 31, 2006 to be filed with the SEC (the “2006 Form 10-K”), we are restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2005 and 2004, and our selected consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005 and unaudited condensed financial statements for the three months ended March 31, 2006.
     Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by Juniper Networks prior to August 10, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company prior to August 10, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after August 10, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated(1)		As Restated(1)
Net revenues:
Product	$468,790	$423,732	$942,915	$816,012
Service	98,679	69,296	191,268	126,128

Total net revenues	567,469	493,028	1,134,183	942,140
Cost of revenues:
Product(2)	139,439	121,502	280,434	234,171
Service(2)	49,484	34,213	93,436	65,470

Total cost of revenues	188,923	155,715	373,870	299,641

Gross margin	378,546	337,313	760,313	642,499
Operating expenses:
Research and development(2)	116,222	84,094	229,910	162,950
Sales and marketing(2)	136,001	103,865	265,430	196,696
General and administrative(2)	24,166	15,678	47,265	31,469
Amortization of purchased intangibles	23,187	19,909	46,408	38,450
Impairment of goodwill and intangible assets	1,283,421	—	1,283,421	—
In-process research and development	—	1,900	—	1,900
Other charges, net	4,350	(6,560)	5,754	(6,560)

Total operating expenses	1,587,347	218,886	1,878,188	424,905

Operating (loss) income	(1,208,801)	118,427	(1,117,875)	217,594
Interest and other income	23,989	13,418	44,756	24,495
Interest and other expense	(813)	(1,095)	(1,902)	(1,874)

(Loss) income before income taxes	(1,185,625)	130,750	(1,075,021)	240,215
Provision for income taxes	20,831	42,590	55,672	77,867

Net (loss) income	$(1,206,456)	$88,160	$(1,130,693)	$162,348

Net (loss) income per share:
Basic	$(2.13)	$0.16	$(2.00)	$0.30

Diluted	$(2.13)	$0.15	$(2.00)	$0.28

Shares used in computing net (loss) income per share:
Basic	566,098	546,662	566,013	544,622

Diluted	566,098	592,231	566,013	591,251

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

(2) Amortization of stock-based compensation relates to the following cost and expense categories by period:

Cost of revenues — Product	$510	$178	$997	$367
Cost of revenues — Service	1,458	316	2,854	858
Research and development	9,407	2,856	19,420	5,584
Sales and marketing	8,486	1,585	16,113	2,988
General and administrative	3,315	283	6,857	607

Total	$23,176	$5,218	$46,241	$10,404

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	June 30,	December 31,
	2006	2005
		As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents(2)	$1,087,614	$918,401
Short-term investments(2)	548,345	510,364
Accounts receivable, net	250,818	268,907
Deferred tax assets, net	127,840	144,439
Prepaid expenses and other current assets	42,432	46,676

Total current assets	2,057,049	1,888,787
Property and equipment, net	328,953	319,885
Long-term investments(2)	611,663	618,342
Restricted cash	47,196	66,074
Goodwill	3,627,255	4,879,701
Purchased intangible assets, net	217,354	269,920
Long-term deferred tax assets, net	120,964	111,236
Other long-term assets	29,837	29,666

Total assets	$7,040,271	$8,183,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,614	$165,172
Accrued compensation	92,726	97,738
Accrued warranty	27,841	28,187
Deferred revenue	260,150	213,482
Income taxes payable	61,682	56,360
Other accrued liabilities	84,582	66,462

Total current liabilities	663,595	627,401
Long-term deferred revenue	49,102	39,330
Other long-term liabilities	26,040	28,687
Long-term debt	399,944	399,959

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 567,098 and 568,243 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	6	6
Additional paid-in capital	7,571,493	7,458,662
Deferred stock compensation	—	(17,700)
Accumulated other comprehensive loss	(8,418)	(8,324)
Accumulated deficit	(1,661,491)	(344,410)

Total stockholders’ equity	5,901,590	7,088,234

Total liabilities and stockholders’ equity	$7,040,271	$8,183,611

(1)	The condensed consolidated balance sheet as of December 31, 2005 has been restated to reflect the adjustments discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements.”

(2)	Total cash, cash equivalents, short-term and long-term investments were $2,247.6 million and $2,047.1 million as of June 30, 2006 and December 31, 2005, respectively.
See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
		As Restated(1)
Operating Activities:
Net (loss) income	$(1,130,693)	$162,348
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	84,992	63,183
Stock-based compensation	46,241	10,404
In-process research and development	—	1,900
Impairment of goodwill and intangible assets	1,283,421	—
Tax benefits from stock-based compensation	—	63,732
Excess tax benefits from stock-based compensation	(3,789)	—
Other non-cash charges	750	726
Changes in operating assets and liabilities:
Accounts receivable, net	18,558	(13,142)
Prepaid expenses and other assets	13,261	(23,390)
Accounts payable	(28,847)	2,181
Accrued compensation	(5,013)	(9,265)
Accrued warranty	(95)	(2,849)
Other accrued liabilities	21,236	(22,155)
Deferred revenue	56,440	66,836

Net cash provided by operating activities	356,462	300,509
Investing Activities:
Purchases of property and equipment	(43,415)	(40,637)
Purchases of available-for-sale investments	(325,760)	(426,810)
Maturities and sales of available-for-sale investments	292,451	398,859
Changes in restricted cash	18,878	(7,164)
Minority equity investments	(3,090)	(968)
Payment for business acquisitions, net of cash and cash equivalents	(13,063)	(155,256)

Net cash used in investing activities	(73,999)	(231,976)
Financing Activities:
Proceeds from issuance of common stock	69,349	75,346
Purchases and subsequent retirement of common stock	(186,388)	—
Excess tax benefits from stock-based compensation	3,789	—

Net cash (used in) provided by financing activities	(113,250)	75,346

Net increase in cash and cash equivalents	169,213	143,879
Cash and cash equivalents at beginning of period	918,401	713,182

Cash and cash equivalents at end of period	$1,087,614	$857,061

Supplemental Disclosure of Non-Cash Investing Activities:
Stock options assumed in connection with business combinations	$—	$28,806

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
   Description of Business
     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs and sells products and services that together provide its customers with Internet Protocol (“IP”) networking solutions. The Company is organized into the following three operating segments: Infrastructure, Service Layer Technologies (“SLT”), and Service. The Company’s Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. The Company’s SLT segment offers solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, its secure networking solutions help enable its customers to convert networks that provide commoditized best efforts services into more valuable assets that provide differentiation, value and increased reliability and security to end users. The Company’s Service segment delivers world-wide services, including technical support, professional services, as well as a number of education and training programs, to customers of the Infrastructure and SLT segments.
   Basis of Presentation
     The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Annual Report on Form 10-K (the “2006 Form 10-K”) to be filed with the Securities and Exchange Commission (the “SEC”).
   Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in conjunction with its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.
     SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The fair value of a RSU is equivalent to the market price of the Company’s common stock on the grant date. The value of the portion of the stock-based award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in the period of grant if the requisite service period has been provided, in the Company’s Consolidated Statement of Operations.
     Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three and six months ended June 30, 2006 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach, as allowed under SFAS 123R. Compensation expense for all expected-to-vest stock-based awards that were granted on or prior to December 31, 2005 will continue to be recognized using the accelerated attribution method. Compensation expense for all expected-to-vest stock-based awards that were granted or modified subsequent to December 31, 2005 is recognized on a straight-line basis provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s stock-based compensation expense required under APB 25 and the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized in the Company’s consolidated statement of operations under the provisions of APB 25. In accordance with APB 25, no compensation expense was required for the employee stock purchases under the Company’s Employee Stock Purchase Plan under APB 25. Stock-based compensation expense of $5.2 million and $10.4 million for the three and six months ended June 30, 2005, respectively, was related to employee stock-based awards and stock options assumed from acquisitions. As a result of adopting SFAS 123R, stock-based compensation expense recorded for the three and six months ended June 30, 2006 was $23.2 million and $46.2 million, respectively, or $19.5 million and $37.7 million higher than which would have been reported had the Company continued to account for stock-based compensation under APB 25. Net income for the three and six months ended June 30, 2006 was approximately $13.5 million and $26.0 million, respectively, lower than that which would have been reported had the Company continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions and employee stock-based awards of $17.7 million has been reclassified to additional paid-in capital in the Company’s condensed consolidated balance sheet upon the adoption of SFAS 123R on January 1, 2006. Additional information is discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” and Note 6, “Stockholders’ Equity.”
     In accordance with SFAS 123R, the Company has presented as financing cash flows the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options beginning in 2006. Tax benefits from employee stock plans of $3.8 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for the first six months of 2006. Prior to the adoption of SFAS 123R, tax benefits from employee stock plans were presented as operating cash flows.
     The following table summarizes the pro forma net income and earnings per share, net of related tax effect, had the Company applied the fair value recognition provisions of SFAS 123 to employee stock benefits (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	As Restated(1)	As Restated(1)
Net income	$88.2	$162.3

Add: amortization of deferred stock compensation included in reported net income, net of tax	3.3	6.7
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(34.3)	(65.0)

Pro forma net income	$57.2	$104.0

Basic net income per share:
As reported	$0.16	$0.30
Pro forma	$0.10	$0.19
Diluted net income per share:
As reported	$0.15	$0.28
Pro forma	$0.10	$0.17

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

   Revenue Recognition
     Juniper Networks sells products and services through its direct sales force and through its strategic distribution relationships and value-added resellers. The Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified upgrades and enhancements related to the integrated software through its maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company. Accounts receivable are recorded net of allowance for doubtful accounts, estimated customer returns and pricing credits.
     For arrangements with multiple elements, the Company allocates revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.
     For sales to direct end-users and value-added resellers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. For the end-users and value-added resellers, the Company has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell–through.
     Sales and transfers of financial instruments are accounted for under Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). The Company sells interests in accounts receivables as part of a distributor accounts receivable financing arrangement which was established by the Company with a major financing company. Receivables sold under such arrangements are removed from the balance sheet and the related transaction fees are recorded in the statement of operations at the time they are sold in accordance with SFAS 140. Specifically, the receivables are legally isolated from the Company, the purchasers have the right to pledge or exchange the receivables and the purchasers obtain effective control over the receivables.
     The Company records reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time.
     Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenues. Costs associated with cooperative advertising programs are estimated and recorded as a reduction of revenue at the time the related sales are recognized.
     Services include maintenance, training and professional services. In addition to providing unspecified upgrades and enhancements on a when and if available basis, the Company’s maintenance contracts include 24-hour technical support, and hardware repair and replacement parts. Maintenance is offered under renewable contracts. Revenue from maintenance contracts is deferred and recognized ratably over the contractual support period, generally one year. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period.
   Goodwill and Purchased Intangible Assets
     Goodwill is the excess of the purchase price over the fair value of identified net assets acquired in a business combination accounted for under the purchase method. Goodwill is not subject to amortization but is assessed annually, or as impairment indicators exist, for impairment by applying a fair-value based test. Goodwill impairment tests could result in further charges to earnings.
     Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

   Impairment
     The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data, if any. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any.
     The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.
     During the three and six months ended June 30, 2006, the Company recognized non-cash impairment charges of $1,280.0 million relating to goodwill and $3.4 million relating to intangible assets. Additional information is discussed in Note 3.
   Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes, including uncertain tax positions. Under FIN 48 a company will recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the de-recognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. Differences between the amounts recognized in the statements of financial position prior to and after the adoption of FIN 48 would be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in an adjustment to the beginning balance of retained earnings. In addition, the application of FIN 48 may increase the Company’s future effective tax rates and its future intra-period effective tax rate volatility. The Company is required to adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the effect of the adoption of FIN 48 on its consolidated financial statements and is not yet in a position to determine such effects.
     In September 2006, the SEC Staff published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors’ affect on the income statements as well as the balance sheets. SAB 108 does not change the requirements under SAB 99 regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect any material impact on its financial statements from the adoption of this guidance.
     In September 2006, the FASB issued FASB Statement (“SFAS”) No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The guidance clarifies the principle for assessing fair value based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as companies’ own data. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating SFAS 157 and expects to adopt this guidance beginning on January 1, 2008.
   Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Note 2. Restatement of Condensed Consolidated Financial Statements
     Restatement of Previously Issued Financial Statements
     In this Form 10-Q, Juniper Networks is restating its condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and six months ended June 30, 2005, and the related consolidated statement of cash flows for the six months ended June 30, 2005 as a result of an independent stock option investigation commenced by our Board of Directors and Audit Committee. In the Company’s 2006 Form 10-K for the year ended December 31, 2006 to be filed with the SEC (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004. The 2006 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003, and 2002. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
     Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by Juniper Networks prior to August 10, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company, prior to August 10, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after August 10, 2006.
     Stock Option Investigation
     On May 22, 2006, the Company issued a press release and Form 8-K announcing that it had received a request for information relating to the Company’s stock option granting practices from the U.S. Attorney’s Office for the Eastern District of New York. In the same press release and Form 8-K, the Company announced that its Board of Directors (the “Board”) had directed the Board’s Audit Committee, comprised of outside directors, to conduct a review of the Company’s stock option granting practices. On May 24, 2006, Company counsel received a letter from the SEC indicating that the SEC was conducting an inquiry regarding Juniper Networks.
     The investigation was conducted with the assistance of independent counsel and forensic accountants (collectively the “Investigative Team”). The investigation focused on all stock option grants made to all employees, officers, directors and consultants during the period following the Company’s initial public offering (“IPO”) on June 24, 1999 to May 23, 2006 (the “relevant period”). In addition, the Audit Committee investigation involved testing and analyses of the Company’s hiring, termination, leave of absence, grant notification and exercise practices regarding stock options and certain issues regarding grants made before the IPO. The scope of the investigation did not include a review of options granted by companies acquired by Juniper Networks. All of the companies acquired by Juniper Networks, with one exception, were privately held companies. None of the acquisitions were accounted for as a pooling of interests. All of the acquisitions were accounted for under the purchase method as provided by Statement of Financial Standards No. 141, Business Combinations and its predecessor Accounting Principles Board Opinion No. 16, Business Combinations.
     Consistent with the accounting literature and recent guidance from the SEC, the Company organized the grants during the relevant period into categories based on grant type and the process by which the grant was finalized. The Company analyzed the evidence from the Audit Committee’s investigation related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and witness interviews. Based on the relevant facts and circumstances, the Company applied the then appropriate accounting standards to determine, for every grant within each category, the proper measurement date. If the measurement date is not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.
     Grants made by the Board of Directors or Compensation Committee to Officers or Directors
     The Company has concluded that the measurement dates of several grants to executive officers who were “reporting persons” as that term is defined under Section 16 of the Securities Exchange Act of 1934, as amended, (“Officers”) and members of the Board of Directors made between June 1999 and June 2003 were incorrect. In general, during the relevant period, the Board or the Compensation Committee of the Board made grants to Officers and directors. Grants were sometimes approved at meetings of these bodies or by action by unanimous written consent. There were several instances in which grants to Officers or directors were given grant dates (and corresponding exercise prices) prior to the date on which formal corporate action making the grant was taken. In general, this appears to have been done to make the grant date coincide with either a specific event, such as the appointment or re-election of a director or with the purported date options were granted to non-Officers. In these cases, the Company has determined that the correct measurement date is the date on which the Board or Compensation Committee took the action to approve the grant. The Company also identified instances in which grants to Officers were granted effective upon a future event, such as the commencement of employment or closing of an acquisition. In these cases, the Company has determined that the date of the future event is the correct measurement date for such grants. In connection with the application of these measurement principles, and after accounting for forfeitures, the Company has adjusted the measurement of compensation cost for options covering 5.6 million shares of common stock resulting in an incremental stock-based compensation expense of $80.3 million on a pre-tax basis over the respective awards’ vesting terms. Juniper Networks’ CEO, Scott Kriens, received two stock option awards whose measurement dates for financial accounting purposes differ from the recorded grant dates for such awards. However, both options were exchanged and cancelled unexercised in 2001 as part of a company-wide option re-pricing program. Mr. Kriens has not exercised any stock options since 1998, approximately nine months before the Company’s IPO.
     In addition, there was one other grant to an Officer where approval of such grant was not reflected in minutes of a meeting or an action by unanimous written consent of the Board of Directors or the Compensation Committee. For this grant, the measurement date was determined based on the terms of the Officer’s offer letter and the date his employment commenced. With respect to that grant, the Company has adjusted the measurement of compensation cost for options covering 1.5 million shares of common stock resulting in an incremental stock-based compensation expense of $6.5 million on a pre-tax basis over the award’s vesting terms after accounting for forfeitures.
     Grants to Non-Officers
     The Company has concluded that the measurement dates of a large number of grants to non-Officers during the period between June 1999 and December 2004 were incorrect. The Company’s practice has been to grant stock options, except where prohibited, to nearly all full-time employees in connection with joining the Company. To facilitate the granting of options to Juniper Networks’ rapidly growing workforce, the Board of Directors established a Stock Option Committee to grant options to non-Officer employees. Between June 1999 and June 2003, the dates for a large number of grants made by the Stock Option Committee were chosen with the benefit of hindsight as to the price of the Company’s stock, so as to give favorable exercise prices. Moreover, the Stock Option Committee’s process for finalizing and documenting these grants was often completed after the originally assigned grant date. Beginning with grants dated June 20, 2003, the Company implemented a number of new procedures and policies regarding the granting of options to non-Officer employees. After that, the pattern of consciously looking back for the most favorable dates for the employees ceased. However, the documentation and written approvals of grant dates still generally trailed the recorded grant dates. Based on all available facts and circumstances, the originally recorded measurement dates for the grants made by the Stock Option Committee during the period from July 1999 through December 2004 can not be relied upon in isolation as the correct measurement dates. In 2005, the Company made additional changes to its procedures. No grants in 2005 and 2006 required new measurement dates.
     APB 25 defines the measurement date for determining stock-based compensation expense as the first date on which both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, are known. Throughout the relevant period, the Company’s stock administration department entered the option grant information for grants made by the Stock Option Committee into its Equity Edge stock administration system. This system was used to monitor and administer the Company’s stock option program. The data in Equity Edge were sent on a regular basis to designated brokers, allowing grantees to view their options information in their accounts via the Internet.
     For grants made by the Stock Option Committee between June 1999 and December 2004, where there is no other reliable objective evidence pointing to an earlier single specific date that the number of shares and the individuals entitled to receive them and the price had become final, the Company has determined the Equity Edge entry date to be the most reliable measurement date for calculating additional stock-based compensation expense under APB 25. Using this measurement date, and after accounting for forfeitures, the Company has adjusted the measurement of compensation cost for options covering 74.2 million shares of common stock resulting in an incremental stock-based compensation expense of $636.7 million on a pre-tax basis over the respective awards’ vesting terms.
     In many of the cases where the Equity Edge entry date was used as the measurement date, the formal Stock Option Committee granting documentation (consisting of unanimous written consents or minutes and related lists of recipients, amounts and types of awards) was not created or completed until a later date. Because the awards listed in the formal granting documentation did not differ from the grants entered into Equity Edge, the notice of the awards was made available to employees prior to the creation or completion of the granting documents, and because the completion of the documentation was treated as perfunctory, the Company determined that the Equity Edge entry date was the proper measurement date under APB 25 rather than the date the Stock Option Committee granting documentation was completed.
     In a number of cases, there was reliable objective evidence pointing to a single specific date that the number of shares and the individuals entitled to receive them and the price had become final. Such evidence primarily consisted of electronic data indicating that the granting instrument and schedule were created prior to the Equity Edge entry date. The Company also relied on other evidence such as emails or written agreements to determine the date certain options became final. Such evidence was used to determine the measurement dates for options for which the Company has adjusted the measurement of compensation cost for options covering 27.9 million shares of common stock resulting in an incremental stock-based compensation expense of $141.2 million on a pre-tax basis over the respective awards’ vesting terms.
     The Company also concluded that there were instances in which clerical errors or omissions regarding the persons to receive an award or the number of options to be granted were corrected after the date of award. In the case of most additions made to correct omissions and other corrections that were not reflected on the grant documentation at the time of the applicable grant date or in documentation existing at the time of grant, the Company has determined that a new measurement date should be established. The Company considered whether certain of such changes or additions should give rise to variable accounting treatment and concluded that such treatment was not appropriate because the grants represented independent decisions or events rather than a continuation or modification of the other grants. The Company believes that the correct measurement date for these grants is the date Stock Administration entered the correction or addition into Equity Edge, except where objective evidence identifies an earlier date on which the correction was approved. After accounting for forfeitures, the Company has adjusted the measurement of compensation cost for options covering 1.3 million shares of common stock resulting in an incremental stock-based compensation of $11.9 million on a pre-tax basis over the respective awards’ vesting terms.
     Stock Option Grant Modifications Connected with Terminations or Leaves of Absences and Other
     Compensation expense was also recognized as a result of modifications that were made to certain employee option grant awards in connection with certain employees’ terminations or leaves of absence. Typically such modifications related to extensions of the time employees could exercise options following their termination of employment or that enabled the employee to vest in additional shares in relation to a leave of absence. For example, in connection with reductions in work force in 2001 and 2002, the Company increased the period for affected employees to exercise their options from 30 days to 90 days. The Company has incremental stock-based compensation expense associated with such terminations or leaves of absence of $20.0 million on a pre-tax basis in the period of modification.
     Compensation expense of $0.2 million on a pre-tax basis was also recognized as a result of non-employee grants to consultants in exchange for services and other matters.
     Judgment
     In light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by the Company could have resulted in different compensation expense charges than those recorded in the restatement. The Company considered various alternative approaches. For example, in those cases where the formal documentation of a grant was completed after the date the grant was entered in Equity Edge, an alternative measurement date to using the Equity Edge entry date could be the creation date of the documentation. The Company believes that the approaches used by it were the most appropriate under the circumstances.
     Summary of Stock-Based Compensation Adjustments
     The Company adjusted the measurement dates for options covering a total of 110.5 million, or 76%, of the 146.0 million shares of common stock covered by options granted during the relevant period.
     The incremental impact on the condensed consolidated statement of operations from recognizing stock-based compensation expense through December 31, 2005 resulting from the investigation is summarized as follows (in millions):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1998	$—	$—
1999	15.3	15.3
2000	283.3	201.6
2001	513.1	488.1
2002	48.0	48.0
2003	19.4	8.6
2004	10.9	7.5
2005	4.7	3.3

Total	$894.7	$772.4

     In addition to the $894.7 million recognized through fiscal 2005, $2.1 million of unamortized deferred compensation remained as of December 31, 2005, bringing the total incremental impact from the investigation to approximately $896.8 million. As required by SFAS 123R which was adopted on January 1, 2006, the unamortized deferred compensation of $2.1 million has been reclassified to additional paid-in capital, along with the unamortized deferred compensation for stock options assumed from past acquisitions, in the Company’s consolidated balance sheet. Beginning in 2006, the incremental amortization resulting from the investigation is included in stock-based compensation expense under the provisions of SFAS 123R. The incremental expense from the restatement of employee stock options is insignificant for the three and six months ended June 30, 2006.
     Additionally, the Company has restated the pro forma amortization of deferred stock compensation included in reported net income, net of tax, and total stock-based employee compensation expenses determined under fair value based method, net of tax, under SFAS 123 in Note 1 to reflect the impact of the stock-based compensation expense resulting from the correction of these past stock options grants. The Company also determined that the previously reported pro forma compensation expense for options assumed in a 2004 acquisition was inadvertently based on an incorrect fair value. The amount of pro forma stock-based compensation expense reported in the table below has been revised to reflect the proper fair value for options assumed from the 2004 acquisition. Such adjustment was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The following table presents the effect of the related adjustments on the pro forma calculation of the net income and net income per share for the three and six months ended June 30, 2005, respectively (in millions, except per share amounts):

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Net income	$89.0	$(0.8)	$88.2	$164.4	$(2.1)	$162.3
Add: Stock-based employee compensation expense included in reported net income, net of tax	2.5	0.8	3.3	4.6	2.1	6.7
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(24.9)	(9.4)	(34.3)	(49.8)	(15.2)	(65.0)

Pro forma net income (loss)	$66.6	$(9.4)	$57.2	$119.2	$(15.2)	$104.0

Net income per share — basic, as reported	$0.16	$—	$0.16	$0.30	$—	$0.30

Net income (loss) per share — basic, pro forma	$0.12	$(0.02)	$0.10	$0.21	$(0.02)	$0.19

Net income per share — diluted, as reported	$0.15	$—	$0.15	$0.28	$—	$0.28

Net income (loss) per share — diluted, pro forma	$0.11	$(0.01)	$0.10	$0.20	$(0.03)	$0.17

     Other Matters
     After considering all available evidence, primarily the then current 2005 operating projections of future income, which remain appropriate, management has concluded that the previously recorded valuation allowance related to the tax benefit of stock options deductions should have been reversed in the fourth quarter of 2005. Accordingly, the Company decreased the valuation allowance as of December 31, 2005 by $158.0 million with a corresponding credit to additional paid in capital. The remaining valuation allowance balance of $40.6 million relates to capital losses that will carry forward to offset future capital gains.
     Additionally, the Company misclassified the tax benefit from deductions from stock options assumed in acquisitions. Accordingly, the Company has reduced additional paid-in capital for the years ended December 31, 2005 and 2004 by $6.0 million and $18.5 million, respectively, with a corresponding decrease to goodwill. The total reduction to both additional paid-in capital and goodwill as of December 31, 2005 was $24.5 million.
     Because virtually all holders of options issued by the Company were not involved in or aware of the incorrect pricing, the Company intends to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequences are that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). The Company expects to incur future charges to resolve the adverse tax consequences of incorrectly priced options.

     The Company misclassified the losses from the retirement of its treasury shares in fiscal 2004. Accordingly, the Company reduced its retained earnings (accumulated deficit) as of December 31, 2005 and 2004 by $63.6 million with a corresponding increase to additional paid-in capital.
     Effects of the Restatement Adjustments
     The following table presents the effect of the restatement adjustments upon the Company’s previously reported condensed consolidated statements of operations (in millions):

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
Net revenues:
Product	$423.7	$—	$423.7	$816.0	$—	$816.0
Service	69.3	—	69.3	126.1	—	126.1

Total net revenues	493.0	—	493.0	942.1	—	942.1
Cost of revenues:
Product(2)	121.4	0.1	121.5	234.0	0.2	234.2
Service(2)	34.1	0.1	34.2	65.2	0.2	65.4

Total cost of revenues	155.5	0.2	155.7	299.2	0.4	299.6

Gross margin	337.5	(0.2)	337.3	642.9	(0.4)	642.5
Operating expenses:
Research and development(2)	83.7	0.4	84.1	161.8	1.1	162.9
Sales and marketing(2)	103.4	0.5	103.9	195.5	1.2	196.7
General and administrative(2)	15.6	0.1	15.7	31.3	0.2	31.5
Amortization of purchased intangibles	19.9	—	19.9	38.5	—	38.5
In-process research and development	1.9	—	1.9	1.9	—	1.9
Other charges	(6.6)	—	(6.6)	(6.6)	—	(6.6)

Total operating expenses	217.9	1.0	218.9	422.4	2.5	424.9

Operating income	119.6	(1.2)	118.4	220.5	(2.9)	217.6
Interest and other income	13.4	—	13.4	24.5	—	24.5
Interest and other expense	(1.1)	—	(1.1)	(1.9)	—	(1.9)

Income before income taxes	131.9	(1.2)	130.7	243.1	(2.9)	240.2
Provision (benefit) for income taxes	42.9	(0.4)	42.5	78.7	(0.8)	77.9

Net income	$89.0	$(0.8)	$88.2	$164.4	$(2.1)	$162.3

Net income per share:
Basic	$0.16	$—	$0.16	$0.30	$—	$0.30

Diluted	$0.15	$—	$0.15	$0.28	$—	$0.28

Shares used in computing net income per share:
Basic	$546.7	$—	$546.7	$544.6	$—	$544.6

Diluted	$591.1	$1.1	$592.2	$589.9	$1.3	$591.2

(1) Prior period amounts have been reclassified in order to conform to the current year presentation.

(2) Amortization of stock-based compensation included in the following cost and expense categories by period:

Cost of revenues — Product	$0.1	$0.1	$0.2	$0.2	$0.2	$0.4
Cost of revenues — Service	0.2	0.1	0.3	0.6	0.2	0.8
Research and development	2.4	0.4	2.8	4.4	1.1	5.5
Sales and marketing	1.1	0.5	1.6	1.8	1.2	3.0
General and administrative	0.2	0.1	0.3	0.5	0.2	0.7

Total	$4.0	$1.2	$5.2	$7.5	$2.9	$10.4

     The following table presents the effect of the restatement adjustments upon the Company’s previously reported condensed consolidated balance sheet (in millions):

	December 31, 2005
	As previously
	reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$918.4	$—	$		918.4
Short-term investments	510.4	—			510.4
Accounts receivable, net	268.9	—			268.9
Deferred tax assets, net	74.1	70.3	(E	)	144.4
Prepaid expenses and other current assets	46.7	—			46.7

Total current assets	1,818.5	70.3			1,888.8
Property and equipment, net	319.9	—			319.9
Long-term investments	618.3	—			618.3
Restricted cash	66.1	—			66.1
Goodwill	4,904.2	(24.5)	(D	)	4,879.7
Purchased intangible assets, net	269.9	—			269.9
Long-term deferred tax assets, net	—	111.2	(E	)	111.2
Other assets	29.7	—			29.7

Total assets	$8,026.6	$157.0	$		8,183.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165.2	$—	$		165.2
Accrued compensation	97.7	—			97.7
Accrued warranty	28.2	—			28.2
Deferred revenue	213.5	—			213.5
Income taxes payable	56.4	—			56.4
Other accrued liabilities	66.4	—			66.4

Total current liabilities	627.4	—			627.4

Long-term deferred revenue	39.3	—			39.3
Other long-term liabilities	60.2	(31.5)	(E	)	28.7
Long-term debt	400.0	—			400.0
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—			—
			(A	)(B)(C)
Additional paid-in capital	6,432.0	1,026.6	(D	)(E)	7,458.6
Deferred stock compensation	(15.6)	(2.1)	(C	)	(17.7)
Accumulated other comprehensive (loss) gain	(8.3)	—			(8.3)
Retained earnings (accumulated deficit)	491.6	(836.0)	(A	)(B)	(344.4)

Total stockholders’ equity	6,899.7	188.5			7,088.2

Total liabilities and stockholders’ equity	$8,026.6	$157.0	$		8,183.6

(A)	Includes impact of $772.4 million, net of tax, increase in additional paid-in capital with corresponding decrease in retained earnings (accumulated deficit) related stock-based compensation from the investigation.

(B)	Includes impact of a $63.6 million increase in additional paid-in capital with a corresponding decrease in retained earnings (accumulated deficit) related to misclassified losses from the retirement of the Company’s treasury shares.

(C)	Includes impact of $2.1 million increase in additional paid-in capital with a corresponding increase in deferred compensation related to unamortized stock-based compensation.

(D)	Includes impact of $24.5 million decrease in additional paid-in capital with corresponding decrease in goodwill related to misclassified tax benefit from deductions from stock options assumed in acquisitions.

(E)	Includes impact $158.0 million and $55.0 million increase in additional paid-in capital with a corresponding decrease in the valuation allowance related to deferred tax assets from stock options deductions and on stock-based compensation from the investigation, respectively. Amounts impact current and long-term net deferred tax assets.

     The effect of restatement adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

	Common Stock &
	Additional Paid-In	Deferred Stock		Net Impact to
Fiscal Year	Capital	Compensation	Accumulated Deficit	Stockholders’ Equity
1998	$—	$—	$—	$—
1999	215.3	(200.0)	(15.3)	—
2000	479.6	(278.0)	(201.6)	—
2001	74.9	413.2	(488.1)	—
2002	21.5	26.5	(48.0)	—
2003	(10.6)	19.2	(8.6)	—
2004	41.3	11.3	(71.1)	(18.5)
2005	204.6	5.7	(3.3)	207.0

Total	$1,026.6	$(2.1)	$(836.0)	$188.5

     The following table presents the effects of the restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows (in millions):

	Six months ended June 30, 2005
	As previously
	reported	Adjustments	As restated
Operating Activities
Net Income	$164.4	$(2.1)	$162.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	63.2	—	63.2
Stock-based compensation	7.4	3.0	10.4
In-process research and development	1.9		1.9
Non-cash portion of debt issuance costs and disposal of property and equipments	—	—	—
Tax benefits from stock-based compensation	64.6	(0.9)	63.7
Other non-cash charges	0.7	—	0.7
Changes in operation assets and liabilities	—	—	—
Accounts receivable, net	(13.1)	—	(13.1)
Prepaid expenses, other current assets and other long-term assets	(23.4)	—	(23.4)
Accounts payable	2.2	—	2.2
Accrued compensation	(9.3)	—	(9.3)
Accrued warranty	(2.8)	—	(2.8)
Other accrued liabilities	(22.1)	—	(22.1)
Deferred revenue	66.8	—	66.8

Net cash provided by operating activities	300.5	—	300.5

Investing Activities
Purchases of property and equipment	(40.6)	—	(40.6)
Purchases of available-for-sale investments	(426.8)	—	(426.8)
Maturities and sales of available-for-sale investments	398.9	—	398.9
Increase in restricted cash	(7.1)	—	(7.1)
Minority equity investments	(1.0)	—	(1.0)
Payments for business acquisitions, net of cash and cash equivalents	(155.3)	—	(155.3)

Net cash used in investing activities	(231.9)	—	(231.9)

Financing Activities
Proceeds from issuance of common stock	75.3	—	75.3
Purchases and subsequent retirement of common stock	—	—	—
Tax benefits from stock-based compensation	—	—	—

Net cash provided by financing activities	75.3	—	75.3

Net increase in cash and cash equivalents	143.9	—	143.9
Cash and cash equivalents at beginning of period	713.2	—	713.2

Cash and cash equivalents at end of period	$857.1	$—	$857.1

Note 3. Goodwill and Purchased Intangible Assets
     Goodwill
     The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values. The excess purchase price over those fair values is recorded as goodwill. The purchase price allocation and goodwill are subject to change due to the release of the amounts held in escrow to secure certain indemnity obligations, additional contingent payments and changes in acquisition related assets and liabilities. Changes in the Company’s goodwill are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Beginning balance	$4,879.8	$4,415.0	$4,879.7	$4,409.4
Goodwill acquired during the period	—	142.5	—	142.5
Impairment of goodwill	(1,280.0)	—	(1,280.0)	—
Escrow and other additions to existing goodwill	27.5	—	27.6	5.6

Ending balance	$3,627.3	$4,557.5	$3,627.3	$4,557.5

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

     As of June 30, 2006, the Company concluded that the carrying value of goodwill for the SLT segment was impaired and recorded an impairment charge of $1,280.0 million which is included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2006. The Company made its determination to perform an impairment review in the early May 2006 time frame. A significant portion of the goodwill was initially recorded based on stock prices at the time related merger agreements were executed and announced. The impairment of goodwill was primarily attributable to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. The first step of the impairment test compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. At the time the impairment test was performed, the Company determined that it had four reporting units, consisting of Infrastructure and Service which are the same as the respective segments and Security and Application Acceleration which were the two components of the SLT segment at the time of the impairment test. The Company utilized independent external service providers to calculate the fair value of the reporting units using a combination of the market and income approaches. The market approach estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. In determining the carrying value of the reporting unit, the Company allocated the fair values of shared tangible net assets to each reporting unit based on revenue. As the fair values of the Security and Application Acceleration reporting units were lower than the allocated book values, the Company performed step two of the goodwill impairment calculation for those two reporting units within the SLT segment.
     During the second step of the goodwill impairment review, management estimated the fair value of the Company’s tangible and intangible net assets with the assistance of independent external service providers. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the residual value of goodwill. Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges. There was no goodwill impairment during the three and six months ended June 30, 2005.
     In the six months ended June 30, 2006 the Company’s increased goodwill by $13.1 million and $2.0 million related to the resolution of certain indemnity obligations to be paid out of escrow associated with the acquisition of Redline Networks, Inc. (“Redline”) and Kagoor Networks, Inc. (“Kagoor”), respectively. Additionally, in the three months ended June 30, 2006, the Company increased goodwill by $12.4 million related to the resolution of certain indemnity obligations whereby shares of common stock are held in escrow associated with the acquisition of Peribit Networks, Inc. (“Peribit”). Shares of the Company’s common stock held for the Peribit acquisition would be issued at the market value at the time of the escrow settlement. In the six months ended June 30, 2005, the Company adjusted its existing goodwill by $5.6 million primarily related to the resolution of certain earn-out obligations associated with the acquisition of NetScreen Technologies, Inc. (“NetScreen”).
     Restated year end balances include $6.0 million and $18.5 million decreases in goodwill for 2005 and 2004, respectively, related to misclassified tax benefits from deductions from stock options assumed in acquisitions.
Purchased Intangible Assets
     The following is a summary of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of June 30, 2006:
Technologies and patents	$379.6	$(199.8)	$179.8
Other	68.9	(31.3)	37.6

Total	$448.5	$(231.1)	$217.4

As of December 31, 2005:
Technologies and patents	$382.4	$(156.3)	$226.1
Other	69.5	(25.7)	43.8

Total	$451.9	$(182.0)	$269.9

     In the second quarter ended on June 30, 2006, the Company recorded an impairment charge of $3.4 million due to a significant decrease in forecasted cash flows associated with its stand-alone session border control (“SBC”) products.

     There were no additions to purchased intangible assets during the three and six months ended June 30, 2006. Amortization expense of purchased intangible assets of $24.6 million and $19.9 million were included in operating expenses and cost of product revenue for the three months ended June 30, 2006 and 2005, respectively, and $49.1 million and $38.5 million for the six months ended June 30, 2006 and 2005, respectively.
     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year Ending December 31,	Amount
2006 (remaining six months)	$48.2
2007	91.4
2008	46.2
2009	17.9
2010	4.2
Thereafter	9.5

Total	$217.4

Note 4. Other Financial Information
     Investments
     The following is a summary of the Company’s available-for-sale investments, at fair value (in millions):

	As of
	June 30,	December 31,
	2006	2005
Commercial paper	$9.7	$8.0
Government securities	357.1	319.6
Corporate debt securities	697.3	700.7
Asset-backed securities and equity securities	95.1	95.5
Other	0.8	4.9

Total	$1,160.0	$1,128.7

Reported as:
Short-term investments	$548.3	$510.4
Long-term investments	611.7	618.3

Total	$1,160.0	$1,128.7

   Restricted Cash
     Restricted cash as of June 30, 2006 consisted of escrow accounts required by certain acquisitions completed in 2005 and the Directors & Officers (“D&O”) trust. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. In the first three months of 2006, the Company reduced restricted cash by $5.9 million as its deposit requirements for standby letters of credits issued for facility leases was removed. During the second quarter of 2006, the Company distributed $13.1 million of its restricted cash upon the settlement of certain escrow funds associated with the Redline acquisition. During the three and six months ended June 30, 2005, the Company added $6.8 million and $13.2 million to restricted cash for the escrow accounts established in connection with the Kagoor acquisition and the Redline acquisition, respectively.
   Minority Equity Investments
     As of June 30, 2006 and December 31, 2005, the carrying values of the Company’s minority equity investments in privately held companies of $16.3 million and $13.2 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2006, the Company made minority investments of $3.0 million and $3.1 million, respectively, in privately-held companies.

   Warranties
     As of June 30, 2006 and December 31, 2005, warranty reserve was $35.2 million and $35.3 million, respectively. Changes in the Company’s warranty reserve are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$35.8	$38.2	$35.3	$38.9
Provisions made during the period	12.9	5.3	20.5	10.6
Changes in estimates	(1.6)	(0.9)	(3.3)	(1.2)
Actual costs incurred during the period	(11.9)	(6.5)	(17.3)	(12.2)

Ending balance	$35.2	$36.1	$35.2	$36.1

Reported as:
Current	$27.8	$33.8	$27.8	$33.8
Non-current	7.4	2.3	7.4	2.3

Ending balance	$35.2	$36.1	$35.2	$36.1

   Deferred Revenue
     Deferred revenue consists of the following (in millions):

	As of
	June 30,	December 31,
	2006	2005
Service	$239.8	$201.7
Product	69.5	51.1

Total	$309.3	$252.8

Reported as:
Current	$260.2	$213.5
Non-current	49.1	39.3

Total	$309.3	$252.8

   Other Charges
     Other charges recognized consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Restructuring charges	$0.6	$(6.6)	$0.6	$(6.6)
Acquisition related charges	1.3	—	2.7	—
Stock option investigation costs	2.5	—	2.5	—

Total	$4.4	$(6.6)	$5.8	$(6.6)

   Restructuring Charges
     Restructuring charges were based on Juniper Networks’ restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
     2006 Restructuring Plan. In June 2006, the Company implemented a restructuring plan which provided for a reduction of 33 employees within the Infrastructure segment during the second and third quarters of 2006. Total accrual of $0.6 million, consisting solely of severance charges, was recognized as restructuring expense in the three and six months ended June 30, 2006. As of June 30, 2006, the Company had related restructuring reserves of $0.6 million recorded in short-term liabilities in the condensed consolidated balance sheet.
     Pre-2006 Restructuring Plans. As of June 30, 2006, the Company had restructuring reserves of $1.3 million and $0.6 million pertaining to future facility charges accrued in connection with the discontinuance of the CMTS products and the acquisition of Unisphere Networks, Inc. (“Unisphere”), respectively. The Company expects to pay out these obligations over the life of the related obligations, which extend through 2009.

   Acquisition Related Charges
     Acquisition related charges include acquisition related restructuring and bonus expenses. In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges. During the three and six months ended June 30, 2006, the Company reversed its existing acquisition related restructuring charges by $0.2 million in the statements of operations. During the three and six months ended June 30, 2006, the Company recognized bonus and earn-out compensation expense of $1.4 million and $2.8 million, respectively, associated with its acquisitions. As of June 30, 2006, approximately $5.2 million remained unpaid, of which $2.2 million was recorded in other long-term liabilities in the condensed consolidated balance sheet. As of December 31, 2005, approximately $6.9 million remained unpaid, of which $3.3 million was recorded in other long-term liabilities in the condensed consolidated balance sheet.
   Stock Option Investigation Costs
     In connection with the stock option investigation, the Company incurred legal and professional fees of $2.5 million during the three and six months ended June 30, 2006. As of June 30, 2006, the investigation was not complete and additional charges were accrued in the remainder of 2006.
   Other Comprehensive (Loss) Income
     Other comprehensive (loss) income consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated		As Restated
Net (loss) income	$(1,206.5)	$88.2	$(1,130.7)	$162.3
Reclassification of net losses on investments realized and included in net income	—	0.2	—	0.4
Change in unrealized gains on investments	(1.0)	2.3	(2.0)	(2.7)
Change in foreign currency translation adjustment	1.1	(2.3)	1.9	(2.5)

Total comprehensive (loss) income	$(1,206.4)	$88.4	$(1,130.8)	$157.5

   Derivatives
     Derivatives used to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities are carried at fair value with changes recorded in other expense. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities between one and two months.
     Derivatives used to hedge certain forecasted foreign currency transactions relating to operating expenses are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2006 and 2005, respectively, in interest and other expense in its condensed consolidated statements of operations.

Note 5. Net Income per Share
     The calculation of basic and diluted net income per share is summarized as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Numerator:
Net (loss) income	$(1,206.5)	$88.2	$(1,130.7)	$162.3

Denominator:
Weighted-average shares of common stock outstanding	566.1	546.8	566.0	544.8
Weighted-average shares subject to repurchase	—	(0.1)	—	(0.2)

Denominator for basic net (loss) income per share	566.1	546.7	566.0	544.6
Common stock equivalents	—	45.5	—	46.6

Denominator for diluted net income per share	566.1	592.2	566.0	591.2

Consolidated net (loss) income per share:
Basic	$(2.13)	$0.16	$(2.00)	$0.30

Diluted	$(2.13)	$0.15	$(2.00)	$0.28

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
     Net loss for the three and six months ended June 30, 2006 included pre-tax stock-based compensation expense of $23.2 million and $46.2 million, respectively. These charges related to employee stock options, RSUs, employee stock purchases under the Company’s Employee Stock Purchase Plan and acquisitions reflecting the fair value recognition provisions under SFAS 123R. Net income for the three months and six months ended June 30, 2005 included pre-tax stock-based compensation expense of $5.2 million and $10.4 million, respectively, related to employee stock-based compensation and options assumed from past acquisitions. No stock-based compensation expense related to employee stock purchases under the Company’s Employee Stock Purchase Plan was included in the results of operations in the three and six months ended June 30, 2005 as the Company adopted SFAS 123R using the modified prospective method and, therefore, did not restate its operating results prior to 2006 as if SFAS 123R were applied to the earlier periods. See Note 6 for additional information.
     For the three and six months ended June 30, 2006, approximately 85.6 million and 84.0 million common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2005, approximately 27.5 million and 28.0 million common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Note 6. Stockholders’ Equity
   Stock Repurchase Activities
     In July 2004, the Company’s Board authorized a stock repurchase program. This program authorized repurchases of up to $250.0 million of the Company’s common stock. During the first six months of 2006, the Company repurchased 10,071,100 common shares at an average price of $18.51 per share as part of that common stock repurchase program. No shares were repurchased in the second quarter of 2006. As of June 30, 2006, a total of 12,939,700 common shares had been repurchased and retired since the inception of the program, equating to approximately $250.0 million at an average price of $19.32 per share. The purchase price of $186.4 million for the shares of the Company’s common stock repurchased during the first six months of 2006 was reflected as a reduction to retained earnings.
   Stock Option Plans
   Amended and Restated 1996 Stock Plan
     The Company’s Amended and Restated 1996 Stock Plan (the “1996 Plan”) provided for the granting of incentive stock options to employees and non-statutory stock options to employees, directors and consultants. On November 3, 2005, the Board adopted an amendment to the 1996 Plan to add the ability to issue RSUs under the 1996 Plan. RSUs represent an obligation of the Company to issue unrestricted shares of common stock to the grantee only when and to the extent that the vesting criteria of the award are satisfied. In the case of RSUs, vesting criteria can be based on time or other conditions specified by the Board or an authorized committee of the Board. However, until vesting occurs, the grantee is not entitled to any stockholder rights with respect to the unvested shares. The Company had authorized 164,623,039 shares of common stock for issuance under the 1996 Plan. Effective May 18, 2006, additional equity awards under the 1996 Plan have been discontinued and new equity awards are being granted under the 2006 Equity Incentive Plan (the “2006 Plan”). Remaining authorized shares under the 1996 Plan that were not subject to outstanding awards as of May 18, 2006 were canceled on May 18, 2006. The 1996 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.
     Under the 1996 Plan, incentive stock options may not be granted at an exercise price less than the fair market value per share of the common stock on the date of grant. The Company has not granted incentive stock options since June 1999. Non-statutory stock options may be granted under the terms of the plan at an exercise price determined by the Board of Directors or a committee authorized by the Board of Directors. Vesting and exercise provisions were permitted to be determined under the terms of the plan by the Board of Directors, or a committee authorized by the Board. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. Options granted to consultants were in consideration for the fair value of services previously rendered, are not contingent upon future events and were expensed in the period of grant. See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     The 1996 Plan also provided for the sale of restricted shares of common stock or RSUs to employees and consultants. Shares issued to consultants were for the fair value of services previously rendered and were not contingent upon future events. Shares sold to employees were made pursuant to restricted stock purchase agreements containing provisions established by the Board or a committee authorized by the Board. These provisions give Juniper Networks the right to repurchase the shares at the original sales price upon termination of the employee. This right expires at a rate determined by the Board, generally at the rate of 25% after one year and 2.0833% per month thereafter.
   2000 Nonstatutory Stock Option Plan
     In July 2000, the Board adopted the Juniper Networks 2000 Non-statutory Stock Option Plan (the “2000 Plan”).
     The 2000 Plan provided for the granting of non-statutory stock options to employees, directors and consultants. Non-statutory stock options may be granted under the terms of the plan at an exercise price determined by the Board or a committee authorized by the Board. See Note 2, “Restatement of Condensed Consolidated Financial Statements.” Vesting and exercise provisions were permitted to be determined under the terms of the plan by the Board or an authorized committee of the Board. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. Options granted to consultants were in consideration for the fair value of services previously rendered, were not contingent upon future events and were expensed in the period of grant. The Company had authorized 90,901,437 shares of common stock for issuance under the 2000 Plan. Effective May 18, 2006, additional equity awards under the 2000 Plan have been discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of May 18, 2006 were canceled on May 18, 2006. The 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.
   2006 Equity Incentive Plan
     On May 18, 2006, the Company’s stockholders adopted the 2006 Plan to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units or dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the Company’s non-employee members of the Board (“outside directors”).
     The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the 1996 Plan and 2000 Plan that subsequently expired unexercised after May 18, 2006 up to a maximum of 75,000,000 additional shares of the common stock. Restricted stock or RSUs with a per share or unit purchase price lower than 100% of market price of the Company’s common stock on the day of the grant shall be counted as two and one-tenth shares for every one share. To the extent a 2006 Plan award is settled in cash rather than stock, such cash payment shall not reduce the number of shares available for issuance under the 2006 Plan. No restricted stock, stock appreciation right, performance share, performance unit, deferred stock unit or dividend equivalent has been issued as of June 30, 2006. The Company had issued 1.5 million and 0.1 million of stock options and RSUs, respectively, under the 2006 Plan as of June 30, 2006. In the case of a restricted stock or performance share award, the entire number of shares subject to such award would be issued at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock or performance share award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes.
     Incentive stock options are granted at an exercise price of not less than the fair market value of the Company’s common stock on the date such option is granted. The exercise price of an incentive stock option granted to a 10% or greater stockholder may not be less than 110% of the fair market value of the common stock on the grant date. Vesting and exercise provisions are determined by the Board, or an authorized committee of the Board. Stock options granted under the 2006 Plan generally vest and become exercisable over a four year period. Restricted stock, performance shares, RSUs or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three year anniversary of the grant date. In the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one year anniversary of the grant date. Options granted under the 2006 Plan have a maximum term of seven years from the grant date while incentive stock options granted to a 10% or greater stockholder, have a maximum term of five years from the grant date.
     The 2006 Plan provides each outside director an automatic grant of an option to purchase 50,000 shares of common stock upon the date on which such individual first becomes an outside director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company’s annual stockholder meetings (i) each outside director who was an outside director on the date of the prior year’s annual stockholder meeting shall be automatically granted an option to purchase 20,000 shares of common stock, and (ii) each outside director who was not an outside director on the date of the prior year’s annual stockholder meeting shall receive an option to purchase a pro-rata portion of the 20,000 shares of the common stock determined by the time elapsed since the individual’s First Option grant (“the Annual Option”). The First Option vests monthly over approximately three years from the grant date subject to the outside director’s continuous service on the Board. The Annual Option shall vest monthly over approximately one year from the grant date subject to the outsider director’s continuous service on the Board. Under the 2006 Plan, options granted to outside directors have a maximum term of seven years.
   Plans Assumed Upon Acquisition
     In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. During the six months ended June 30, 2006, 333 shares of restricted common stock were repurchased at an average price of $0.35 per share in connection with employee terminations. No restricted stock was repurchased in the three months ended June 30, 2006. There were 6,291 shares of restricted stock subject to repurchase as of June 30, 2006.
   Equity Award Activity
     In the three and six months ended June 30, 2006, the Company granted 0.3 million and 3.0 million RSUs, respectively, to its employees under the 1996 Plan and the 2006 Plan. Such awards generally vest over a period of three or four years from the date of grant. RSUs do not have the voting rights of common stock and the shares underlying the RSUs are not considered issued and outstanding until vested. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. In addition to RSUs, the Company granted 3.0 million and 10.0 million employee stock options under the 1996 Plan and the 2006 Plan during the three and six months ended June 30, 2006, respectively. The total grant date fair value was $23.0 million and $118.7 million for the RSUs and stock option awards granted during the three and six months ended June 30, 2006, respectively.
     The Company’s stock award activities and related information as of and for the six months ended June 30, 2006 is summarized as follows:

		Outstanding Options
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2006	78,478	85,153	$17.79
RSUs granted(4)	(3,087)	—	—
Options granted	(10,049)	10,049	18.25
RSUs canceled	94	—	—
Options canceled(2)	1,862	(3,093)	16.44
Options expired(2)	2,264	(2,346)	26.37
Shares discontinued under 1996 Plan and 2000 Plan(3)	(70,242)	—	—
Shares authorized under 2006 Plan	64,500	—	—
Options exercised	—	(8,209)	7.10

Balance at June 30, 2006	63,820	81,554	$18.73	6.8	$214,738

(1)	Shares available for grant under the 1996 Plan, the 2000 Plan and the 2006 Plan, as applicable.

(2)	Canceled or expired options under the 1996 Plan, the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(3)	Authorized shares not subject to outstanding awards under the 1996 Plan and the 2000 Plan as of May 18, 2006 were canceled.

(4)	RSUs granted under the 2006 Plan are counted as two and one-tenth shares of common stock for each share subject to such RSU.

     The Company’s vested or expected-to-vest stock and exercisable options are summarized as follows:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest Options	78,648	$18.74	6.8	$213,223
Exercisable Options	62,697	18.98	6.7	196,142
     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $15.99 as of June 30, 2006, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised was $28.3 million and $98.7 million for the three and six months ended June 30, 2006, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option.
     The following schedule summarizes information about stock options outstanding under all option plans as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$ 0.02 - $ 5.69	11,524	4.8	$4.14	10,788	$4.25
$ 5.70 - $ 10.31	10,939	6.0	9.66	10,261	9.77
$ 10.54 - $ 16.39	8,267	6.5	14.96	4,770	14.85
$ 16.43 - $ 18.96	10,212	6.9	18.20	1,636	17.82
$ 19.03 - $ 22.59	9,728	8.3	21.84	5,525	22.29
$ 22.97 - $ 24.02	6,630	9.2	23.51	6,430	23.49
$ 24.14 - $ 24.14	9,142	8.2	24.14	9,027	24.14
$ 24.53 - $ 29.19	9,032	7.6	26.99	8,180	26.91
$ 29.93 - $115.48	6,068	3.5	37.80	6,068	37.80
$183.06 - $183.06	12	4.2	183.06	12	183.06

$ 0.02 - $183.06	81,554	6.8	$18.73	62,697	$18.98

     As of June 30, 2006, the Company had 2.8 million RSUs outstanding which were excluded from the options outstanding balance in the preceding tables.
     The following schedule summarizes information about the Company’s RSUs as of June 30, 2006:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding RSUs	2,814	—	2.2	$44,993
Vested and expected to vest RSUs	2,130	—	2.1	34,063
     None of these RSUs were vested as of June 30, 2006. These RSUs have been deducted from the shares available for grant under the Company’s stock option plans.
     Total fair value of options vested during the three and six months ended June 30, 2006 was $26.4 million and $61.5 million, respectively. As of June 30, 2006, approximately $128.0 million of total unrecognized compensation cost related to stock options and RSUs is expected to be vested and recognized over a weighted-average period of 2.8 years and 2.2 years for stock options and RSUs, respectively.
     No non-vested restricted stock was granted during the three and six months ended June 30, 2006 and 2005. Forfeitures and vesting of the non-vested restricted stock were immaterial during the three and six months ended June 30, 2006 and 2005. Total non-vested restricted stock outstanding at June 30, 2006 was immaterial.

   Employee Stock Purchase Plan
     In April 1999, the Board approved the adoption of Juniper Networks’ 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective offering period. On December 16, 2005, the Board amended the Company’s ESPP to eliminate the ability of a participant under the ESPP to increase the rate of his/her payroll deductions during any offering period (as defined in the ESPP). This change was effective beginning with the offering period commencing on February 1, 2006. For the three and six months ended June 30, 2006, pre-tax compensation expense related to the common stock issued under the ESPP was $2.6 million and $5.2 million, respectively. Compensation expense for the ESPP in the same 2005 periods was only required as a footnote disclosure prior to the adoption of SFAS 123R.
   Valuation of Stock-Based Compensation
     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected term, and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options, adjusted for other relevant factors including implied volatility of market traded options on the Company’s common stock. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.
     In 2006, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant. As a result, the expected term assumption used in the three and six months ended June 30, 2006 reflects the shorter contractual life of the new option awards granted during the period.
     The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Employee Stock Options:
Dividend yield	—	—	—	—
Volatility factor	40.0%	41.0%	38.8%	41.0%
Risk-free interest rate	5.0%	3.8%	4.7%	3.7%
Expected life (years)	3.5	4.4	3.5	4.4
Weighted-average per share fair value of options granted during the periods	$5.9	$9.1	$6.3	$9.2

Employee Stock Purchase Plan:
Dividend yield	—	—	—	—
Volatility factor	—	—	33.0%	49.0%
Risk-free interest rate	—	—	3.7%	1.8%
Expected life (years)	—	—	0.5	0.5
Weighted-average fair value of employee stock purchases during the periods	$—	$—	$5.9	$6.7

Weighted-average per share fair value of RSUs granted during the periods	$17.3	$—	$18.8	$—

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
Note 7. Operating Segments
     The Company’s chief operating decision maker (“CODM”) and senior management team (together, “management”) allocate resources and assess performance based on financial information by categories of products and by service.
     The Infrastructure segment includes products from the E-, M- and T-series router product families as well as the circuit-to-packet products and SBC products. Prior to 2006, SBC products were included in the SLT segment which includes security products and application acceleration reporting units. Beginning in 2007, the Company no longer segregates the two reporting units within the SLT segment. The SLT segment consists primarily of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances (“IDP”), application front end platforms, the J-series router product family, Odyssey products and wide area network (“WAN”) optimization platforms. The Service segment delivers world-wide services to customers of the Infrastructure and the SLT segments.
     The primary financial measure used by the management in assessing performance and allocating resources to the segments is management operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs, such as standard costs, research and development, and product marketing expenses, are generally applied to each operating segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each operating segment based on factors including headcount and revenue.

     Financial information for each operating segment used by management to make financial decisions and allocate resources is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		Restated (1)		Restated (1)
Net Revenues:
Infrastructure	$352.2	$331.8	$715.2	$635.9
Service Layer Technologies	116.6	91.9	227.7	180.1
Service	98.7	69.3	191.3	126.1

Total net revenues	$567.5	$493.0	$1,134.2	$942.1

Operating (loss) income:
Management operating income (loss):
Infrastructure	$107.8	$117.4	$226.8	$224.6
Service Layer Technologies	(4.2)	3.8	(8.0)	7.6
Service	23.2	17.6	47.8	29.5

Total management operating income	126.8	138.8	266.6	261.7
Amortization of purchased intangible assets (2)	(24.6)	(19.9)	(49.1)	(38.4)
Stock-based compensation expense	(23.2)	(5.2)	(46.2)	(10.4)
In-process research and development	—	(1.9)	—	(1.9)
Impairment of goodwill and intangibles	(1,283.4)	—	(1,283.4)	—
Other charges, net (3)	(4.4)	6.6	(5.8)	6.6

Total operating (loss) income	(1,208.8)	118.4	(1,117.9)	217.6
Interest and other income	24.0	13.4	44.8	24.5
Interest and other expense	(0.8)	(1.1)	(1.9)	(1.9)

(Loss) income before income taxes	$(1,185.6)	$130.7	$(1,075.0)	$240.2

(1)	Stock-based compensation expense for the 2005 periods has been restated as a result of the stock option investigation. In addition, prior period amounts have been reclassified to reflect the reorganization of certain research and development activities and changes in allocation methodologies.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(3)	Other expense for 2006 and 2005 includes charges such as restructuring, and acquisition related charges.
     The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Americas:
United States	$239.6	$203.4	$480.8	$389.0
Other	24.2	25.5	43.0	33.9

Total Americas	263.8	228.9	523.8	422.9
Europe, Middle East and Africa	192.5	139.4	394.4	254.7
Asia Pacific:
Japan	31.6	64.8	81.3	117.4
Other	79.6	59.9	134.7	147.1

Total Asia Pacific	111.2	124.7	216.0	264.5

Total	$567.5	$493.0	$1,134.2	$942.1

     Siemens AG and Verizon Communications, Inc. individually accounted for 15% and 10% of the Company’s net revenues for the three months ended June 30, 2006, respectively. Siemens individually accounted for 15% of the Company’s net revenues for the six months ended June 30, 2006, and 15% and 14% of the Company’s net revenues for the three and six months ended June 30, 2005, respectively. The revenue attributed to Siemens was derived from the sale of products and services in all three operating segments. The revenue attributed to Verizon was derived from the sale of infrastructure products and services.
     The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of June 30, 2006 and 2005. The CODM does not review asset information on a segment basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.

     Note 8. Income Taxes
     The Company recorded tax provisions of $20.8 million and $42.6 million (restated) for the three months ended June 30, 2006 and 2005, or effective tax rates of -2% and 33% respectively. The Company recorded tax provisions of $55.7 million and $77.9 million (restated) for the six months ended June 30, 2006 and 2005, or effective tax rates of -5% and 32%, respectively. The 2006 rates differ from the federal statutory rate as well as from the rates used in 2005 primarily due to the inability to benefit from a substantial portion of the goodwill impairment charge recorded in the second quarter of 2006. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $8.4 million for both the three and six months ended June 30, 2006 and were reflected as an increase to additional paid-in capital. See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
     Note 9. Commitments and Contingencies
     Commitments
     The following table summarizes the Company’s principal contractual obligations as of June 30, 2006 (in millions):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases, net of committed subleases	$188.6	$19.9	$38.2	$30.7	$24.8	$22.8	$52.2
Senior notes	399.9	—	—	399.9	—	—	—
Purchase commitments	199.4	199.4	—	—	—	—	—
Other contractual obligations	29.4	14.1	15.3	—	—	—	—

Total	$817.3	$233.4	$53.5	$430.6	$24.8	$22.8	$52.2

     Operating Leases
     Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2016. Rent and related expenses paid to a related party was $1.5 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively, and $2.6 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively.
     Senior Notes
     As of June 30, 2006, the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes”), due on June 15, 2008, had a carrying value of $399.9 million. Due to the stock option investigation, the Company did not file its quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 by the respective due dates. The Company received a Notice of Default on August 25, 2006 from the Trustee of the Senior Notes alleging that the Company was in violation of certain provisions of the Indenture relating to the Senior Notes as a result of its failure to file and was given a 60-day cure period to file its quarterly reports. The holders of the Senior Notes may have had the right to accelerate the Senior Notes by sending the Company a valid Notice of Acceleration in accordance with the terms of the Indenture so long as the Event of Default was continuing. As of the filing of this report, the Company had not received a Notice of Acceleration. Upon the filing of the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 the alleged default and Event of Default relating to the late filings of these reports is no longer continuing.
Purchase Commitments
     The Company does not have firm purchase commitments with its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $199.4 million as of June 30, 2006, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to Juniper Networks’ agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers or its forecast. The Company may incur a liability for products built by the contract manufacturer if the components go unused for specified periods of time and, in the meantime, the Company may be assessed carrying charges. As of June 30, 2006, the Company had accrued $22.1 million included in other accrued liabilities in the condensed consolidated balance sheet based on its estimate of such charges.

     Other Contractual Obligations
     As of June 30, 2006, other contractual obligations consisted primarily of the escrow amount of $21.2 million in connection with past acquisitions to secure certain indemnity obligations expiring between July 2006 and June 2007. Earn-out and bonus obligations of $8.2 million will be payable to certain employees of acquired companies through the fourth quarter of 2007 and recorded as compensation expense ratably over the periods in which the payouts are measured. As of June 30, 2006, the Company had accrued $3.9 million for such earn-out and bonus obligations in its current and non-current liabilities on its condensed consolidated balance sheet.
     In addition, the 1.6 million shares of the Company’s common stock with a fair value of $35.2 million, established as of the acquisition date, held in escrow to secure certain indemnity obligations associated with the Peribit acquisition are not included in the commitments summarized in the preceding table. One-half of the indemnity obligations expired in July 2006 and the remaining one-half expired in January 2007. The release of common shares will be recorded at the current market value upon settlement of the escrow.
     Legal Proceedings
     The Company is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including, but not limited to, the matters described below. The outcome of any such matters is currently not determinable. Although the Company does not expect that any such legal claims or litigation will ultimately have a material adverse effect on its consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect the Company’s results in the period in which they occur.
     Stock Option Lawsuits
     Federal Derivative Lawsuits
     Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The lawsuits allege that the Company’s officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. The lawsuits assert causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, insider selling and constructive fraud. The actions also demand an accounting and rescission of allegedly improper stock option grants. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. The Court ordered lead plaintiffs to file a consolidated complaint no later than January 12, 2007. On February 14, 2007, the parties agreed to extend the deadline for plaintiffs to file a consolidated complaint until thirty days after the Company completes the filing of its restated financial statements with the Securities Exchange Commission and the court approved the stipulation on February 15, 2007.
     State Derivative Lawsuits — California
     On May 24, 2006 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of the Company’s current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. A consolidated complaint was filed on July 17, 2006. The consolidated complaint alleges that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste, and violations of California securities laws for insider selling. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants. On July 28, 2006, the defendants filed a motion to stay all discovery in this action. On August 16, 2006, the defendants filed a motion to dismiss or stay this action in favor of the federal derivative actions pending in the Northern District of California. Plaintiffs have not yet filed their oppositions to those two motions. On November 6, 2006, the parties stipulated that the plaintiffs could file a motion to amend their complaint and a motion to compel responses to discovery no later than thirty days after the Company completes the filing of its restated financial statements, and that the hearing on the defendants’ two pending motions will be heard on the same date as the plaintiffs’ two contemplated motions. On February 15, 2007, the parties agreed that plaintiffs may file an Amended Consolidated Complaint within thirty days after we file our restated financial statements with the Securities Exchange Commission.

     Federal Securities Class Actions
     On July 14, 2006, a purported class action complaint styled Garber v. Juniper Networks, Inc., et al., No. C-06-4327 MJJ, was filed in the Northern District of California against us and certain of our officers and directors. The plaintiff filed a Corrected Complaint on July 28, 2006. The Garber class action is brought on behalf of all purchasers of Juniper Networks’ common stock between September 1, 2003 and May 22, 2006. On August 29, 2006, another purported class action complaint styled Peters v. Juniper Networks, Inc., et al., No. C 06 5303 JW, was filed in the Northern District of California against us and certain of our officers and directors. The Peters class action is brought on behalf of all purchasers of Juniper Networks’ common stock between April 10, 2003 and August 10, 2006. Both of these purported class actions allege that we and certain of our officers and directors violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. On November 20, 2006, the Court appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007. The Consolidated Complaint asserts claims on behalf of all purchasers of, or those who otherwise acquired, Juniper Networks’ publicly traded securities from April 10, 2003 through and including August 20, 2006. The Consolidated Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 by the Company and certain of its current and former officers and directors. On February 15, 2007, the parties agreed that plaintiffs may file an Amended Consolidated Complaint within thirty days after the Company files its restated financial statements with the Securities Exchange Commission and the court approved the stipulation on February 16, 2007.
     Other Matters
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
     In June 2004, a stipulation for the settlement and release of claims against the issuers, including the Company, was submitted to the Court for preliminary approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in the case against the Company, which along with five other issuers, was selected as a test case by the underwriter defendants and plaintiffs in the coordinated proceeding. It is unclear what impact this will have on the settlement and the case against the Company.

     Toshiba Patent Infringement Litigation
     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringe four Toshiba patents, and seeking an injunction and unspecified damages. A Markman hearing was held in April 2006, and a ruling favorable to the Company was issued on June 28, 2006. Toshiba stipulated to non-infringement of the four patents and filed a notice of appeal with the Court of Appeals for the Federal Circuit. The Delaware court has removed the trial, previously scheduled for August 2006, from its calendar, pending resolution of the appeal. The Company expects the appeal will not be heard before July 2007.
     IRS Notices of Proposed Adjustments
     The IRS has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position or results of operations. The Company is also under routine examination by certain state and non-US tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.
     In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company responded to this NOPA in February 2005, and intends to dispute this assessment with the IRS. An initial appeals conference was held on January 31, 2006 and October 3, 2006. The appeals process available to the Company has not been concluded. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations.
     Note 10. Related Party Transactions
     The Company reimburses its CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. The Company incurred $0.1 million and $0.2 million in related expenses for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2005, respectively.
     Note 11. Subsequent Events
          Stock Repurchase Program
     In July 2006, the Company’s Board approved a new stock repurchase program authorizing the Company to repurchase up to $1.0 billion of Juniper Networks’ common stock under this program. In February 2007, the Company’s Board approved an increase of $1.0 billion under this new stock repurchase program. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company is now authorized to repurchase up to a total of $2.0 billion of its common stock. Purchases under this plan will be subject to a review of the circumstances in place at the time. Acquisitions under the share repurchase program will be made from time to time as permitted by securities laws and other legal requirements. The program may be discontinued at any time.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2006 Form 10-K to be filed with the SEC (the “2006 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.
     The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
     The following discussion is based upon our Condensed Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Overview of the Results of Operations
     To aid in understanding our operating results for the three and six months ended June 30, 2006 and 2005, we believe a business overview and a discussion of the nature of our revenue and operating expenses is helpful.
     Business Overview
     We design and sell products and services that together provide our customers with high performance Internet Protocol (“IP”) networking solutions. Our purpose-built, high performance IP platforms enable customers to support many different services and applications at scale. Service providers, enterprises, governments and research and education institutions worldwide rely on Juniper Networks to deliver products for building networks that are tailored to the specific needs of their users, services and applications. Our portfolio of networking and security solutions supports the complex scale, security and performance requirements of many of the world’s most demanding networks. We sell our products and services through our direct sales organization, value-added resellers and distributors to end-users in the service provider and enterprise markets.
     Our operations are organized into three operating segments:
•	Infrastructure: Our Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. This control is made more important by the fact that the size and complexity of IP networks are increasing at a time when service providers are looking to differentiate themselves through value-added service offerings. The Infrastructure segment includes products from the E-, M- and T-series router product families as well as the circuit-to-packet (“CTP”) products and session border control (“SBC”) products.

•	Service Layer Technologies (“SLT”): Our SLT segment offers solutions that meet a broad array of our customers’ priorities, from protecting the network itself, and protecting data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, our secure networking solutions help enable our customers to convert networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased reliability and security to end users. The SLT segment includes firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer (“SSL”) VPN appliances, Unified Access Control (“UAC”) products, Steel Belted Radius products, Odyssey products, intrusion detection and prevention appliances (“IDP”), application front end platforms, the J-series router product family and wide area network optimization platforms.

•	Service: Our Service segment delivers world-wide services, including technical support and professional services, as well as a number of education and training programs, to customers of the Infrastructure and SLT segments.
     We continue to focus on our customers, product innovation and the delivery of product portfolio in order to capture the potential opportunities in the marketplace. During the first six months of 2006, new infrastructure products announced included an intelligent multi-service edge product in the M-series installed base product family and part of our Ethernet strategy providing high density, low cost Ethernet to existing M- and T-series routing platforms. New SLT products included the Secure Services Gateway (“SSG”) Series, a new line of high-performance firewall/VPN platforms with integrated local-area and wide-area network routing interfaces, our next generation IDP platform as well as the new security management software which enhances application visibility and control across the network.
     Nature of Revenues and Expenses
     Of the total net revenues for the three and six months ended June 30, 2006, 62% and 63% were attributed to Infrastructure products, respectively, 21% and 20% to SLT products, respectively, and 17% and 17% to Service, respectively. From a geographic perspective, in the three and six months ended June 30, 2006, 46% and 46% of the total revenues were generated in the Americas region, respectively, 34% and 35% in the Europe, Middle East and Africa (“EMEA”) region, respectively, and 20% and 19% in the Asia Pacific region, respectively.
     We have direct sales forces and an extensive distribution channel that we use to increase sales and target new customers in the service provider and the enterprise markets.
     Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our costs of revenues consist of payments to our independent contract manufacturers for product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Controls around manufacturing, engineering and documentation are conducted primarily at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities primarily in Canada, China, Malaysia and the United States. We generally do not own the components, and title to products transfers from the contract manufacturers to us and then immediately to our customers upon shipment.
     The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges.
     Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, stock-based compensation, commissions, bonuses, vacation, benefits and travel. We increased our headcount from 3,425 employees as of June 30, 2005 to 4,347 employees as of June 30, 2006 primarily due to product innovation efforts, sales force expansions and the growth of our Service business. In addition, the acquisitions completed in the second half of 2005 added approximately 250 individuals to our headcount.
     Facility and information technology departmental costs are allocated to other departments based on factors including headcount. These departmental costs have increased in 2006 due to increases in headcount and facility leases resulting from past acquisitions and additional infrastructure and systems to support our growth. Our capital spending increased by $2.8 million in the six months ended June 30, 2006 compared to the same period in 2005 due primarily to additional investment in our test equipment and internal infrastructure. We expect our capital spending to increase in the future as we continue our product development efforts and revenue growth.

     Research and development expenses include employee related costs of developing our products from components to prototypes to finished products, outside services such as certifications of new products and expenditures associated with equipment used for testing. We expense our research and development costs as they are incurred. Several components of our research and development efforts require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. Future research and development expenses are expected to increase in absolute dollars and as a percentage of revenue during the remainder of 2006 and part of 2007 as we plan to continue our investment in research and development efforts to further advance our competitive advantage.
     Sales and marketing expenses include employee related costs as well as costs for promoting our products and services, such as demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We have made substantial investments in our distribution channel and in our direct sales force in 2005 and 2006 in an effort to expand and grow our presence in new markets, serving both private and public networks with a full portfolio of networking products. Future sales and marketing expenses are expected to increase in absolute dollars but slightly decrease as a percentage of revenue.
     General and administrative expenses include employee related costs as well as professional fees, bad debt provisions and other corporate expenses. Professional fees include legal, audit, tax, accounting and certain corporate strategic services. Future general and administrative expenses are expected to be relatively consistent as a percentage of revenue.
     Intangible assets amortization expense includes the amortization of intangible assets acquired from past acquisitions and, to a lesser extent, purchased patents.
     Other operating expenses include in-process research and development, restructuring, acquisition related costs, impairment, stock option review and other expenses.
     Significant Events in 2006
     Restatement of Previously Issued Financial Statements
     In this Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and six months ended June 30, 2005, and the related consolidated statement of cash flows for the six months ended June 30, 2005 as a result of an independent stock option investigation commenced by our Board of Directors and Audit Committee. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements. In our Form 10-K for the year ended December 31, 2006 to be filed with the SEC (the “2006 Form 10-K”), we are restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2005 and 2004, and our consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, we are restating our unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
     Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to August 10, 2006, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, prior to August 10, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after August 10, 2006.
     Stock Option Investigation
     On May 22, 2006, we issued a press release and Form 8-K announcing that we had received a request for information relating to our stock option granting practices from the U.S. Attorney’s Office for the Eastern District of New York. In the same press release and Form 8-K, we announced that our Board of Directors (the “Board”) had directed the Board’s Audit Committee, comprised of outside directors, to conduct a review of our stock option granting practices. On May 24, 2006, we received a letter from the SEC indicating that the SEC was conducting an inquiry regarding Juniper Networks.
     The investigation was conducted with the assistance of independent counsel and forensic accountants (collectively the “Investigative Team”). The investigation focused on all stock option grants made to all employees, officers, directors and consultants during the period following our initial public offering (“IPO”) on June 24, 1999 to May 23, 2006 (the “relevant period”). In addition, the Audit Committee investigation involved testing and analyses of our hiring, termination, leave of absence, grant notification and exercise practices regarding stock options and certain issues regarding grants made before the IPO. The scope of the investigation did not include a review of options granted by companies acquired by us. All of the companies acquired by us, with one exception, were privately held companies. None of the acquisitions was accounted for as a pooling of interests. All of the acquisitions were accounted for under the purchase method as provided by Statement of Financial Standards No. 141, Business Combinations and its predecessor Accounting Principles Board Opinion No. 16, Business Combinations.
     In connection with the investigation, more than 785,000 physical and electronic documents were reviewed and 35 current and former directors, officers, employees and agents were interviewed.
     On December 20, 2006, we announced key findings of the Audit Committee. Key findings of the Audit Committee are:
•	There were numerous instances in which grant dates were chosen with the benefit of hindsight as to the price of our stock, so as to give favourable exercise prices. In this regard, the Audit Committee identified serious concerns regarding the actions of certain former management in connection with the stock option granting process

•	Formal documentation of stock option grants often lagged the referenced grant date

•	Grants were made by persons or committees who did not have the proper authority to make the grants in question

•	Management failed to exercise sufficient responsibility for the stock option granting process

•	Our CEO, Scott Kriens, received two stock option awards whose measurement dates for financial accounting purposes differ from the recorded grant dates for such awards. However, both options were exchanged and cancelled unexercised in 2001 as part of a company-wide option re-pricing program. Mr. Kriens has not exercised any stock options since 1998, approximately nine months before our IPO

•	There were substantial changes to our granting procedures after June 9, 2003 and again in 2005. No grants subsequent to 2004 required new measurement dates

•	There was no improper conduct by our Compensation Committee or Board of Directors regarding the granting of stock options by those bodies

•	Our Audit Committee expressed their continuing confidence in Scott Kriens and the current management of the Company
     Consistent with the accounting literature and recent guidance from the SEC, we have organized the grants during the relevant period into categories based on grant type and the process by which the grant was finalized. We analyzed the evidence from the Audit Committee’s investigation related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and witness interviews. Based on the relevant facts and circumstances, we applied the then appropriate accounting standards to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.
     Grants made by our Board of Directors or Compensation Committee to Officers or Directors
     We have concluded that the measurement dates of several grants to executive officers who were “reporting persons” as that term is defined under Section 16 of the Securities Exchange Act of 1934, as amended, (“Officers”) and members of the Board of Directors made between June 1999 and June 2003 were incorrect. In general, during the relevant period, the Board or the Compensation Committee of the Board made grants to Officers and directors. Grants were sometimes approved at meetings of these bodies or by action by unanimous written consent. There were several instances in which grants to Officers or directors were given grant dates (and corresponding exercise prices) prior to the date on which formal corporate action making the grant was taken. In general, this appears to have been done to make the grant date coincide with either a specific event, such as the appointment or re-election of a director or with the purported date options were granted to non-Officers. In these cases, we have determined that the correct measurement date is the date on which our Board or Compensation Committee took the action to approve the grant. We also identified instances in which grants to Officers were granted effective upon a future event, such as the commencement of employment or closing of an acquisition. In these cases, we have determined that the date of the future event is the correct measurement date for such grants. We also identified instances where grants to Officers were made by a body not authorized by our Board to make grants to Officers and were subsequently ratified by our Board. In those instances, we determined that the correct measurement date is the date on which such ratification occurred. In connection with the application of these measurement principles, and after accounting for forfeitures, we have adjusted the measurement of compensation cost for options covering 5.6 million shares of common stock resulting in an incremental stock-based compensation expense of $80.3 million on a pre-tax basis over the respective awards’ vesting terms.
     In addition, there was one other grant to an Officer where approval of such grant was not reflected in minutes of a meeting or an action by unanimous written consent of our Board of Directors or the Compensation Committee. For that grant, the measurement date was determined based on the terms of the Officer’s offer letter and the date his employment commenced. With respect to that grant, we have adjusted the measurement of compensation cost for options covering 1.5 million shares of common stock resulting in an incremental stock-based compensation expense of $6.5 million on a pre-tax basis over the award’s vesting terms after accounting for forfeitures.
     Grants to Non-Officers
     We have concluded that the measurement dates of a large number of grants to non-Officers during the period between June 1999 and December 2004 were incorrect. Our practice has been to grant stock options, except where prohibited, to nearly all full-time employees in connection with joining us. To facilitate the granting of options to our rapidly growing workforce, the Board of Directors established a Stock Option Committee to grant options to non-Officer employees. Between June 1999 and June 2003, the dates for a large number of grants made by our Stock Option Committee were chosen with the benefit of hindsight as to the price of our stock, so as to give favorable exercise prices. Moreover, our Stock Option Committee’s process for finalizing and documenting these grants was often completed after the originally assigned grant date. Beginning with grants dated June 20, 2003, we implemented a number of new procedures and policies regarding the granting of options to non-Officer employees. After that, we have concluded that the pattern of consciously looking back for the most favorable dates for the employees ceased. However, the documentation and written approvals of grant dates still generally trailed the recorded grant dates. Based on all available facts and circumstances, the originally recorded measurement dates for the grants made by our Stock Option Committee during the period from July 1999 through December 2004 can not be relied upon in isolation as the correct measurement dates. In 2005, we made additional changes to our procedures. No grants in 2005 and 2006 required new measurement dates.
     APB 25 defines the measurement date for determining stock-based compensation expense as the first date on which both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, are known. Throughout the relevant period, the Company’s stock administration department entered the option grant information for grants made by the Stock Option Committee into its Equity Edge stock administration system. This system was used to monitor and administer our stock option program. The data in Equity Edge were sent on a regular basis to designated brokers, allowing grantees to view their options information in their accounts via the Internet.
     For grants made by the Stock Option Committee between June 1999 and December 2004, where there is no other reliable objective evidence pointing to an earlier single specific date that the number of shares and the individuals entitled to receive them and the price had become final, we have determined the Equity Edge entry date to be the most reliable measurement date for calculating additional stock-based compensation expense under APB 25. Using this measurement date, and after accounting for forfeitures, we have adjusted the measurement of compensation cost for options covering 74.2 million shares of common stock resulting in an incremental stock-based compensation expense of $636.7 million on a pre-tax basis over the respective awards’ vesting terms.
     In many of the cases where the Equity Edge entry date was used as the measurement date, the formal Stock Option Committee granting documentation (consisting of unanimous written consents or minutes and related lists of recipients, amounts and types of awards) was not created or completed until a later date. Because the awards listed in the formal granting documentation did not differ from the grants entered into Equity Edge, the notice of the awards was made available to employees prior to the creation or completion of the granting documents, and because the completion of the documentation was treated as perfunctory, we determined that the Equity Edge entry date was the proper measurement date under APB 25 rather than the date the Stock Option Committee granting documentation was completed.
     In a number of cases, there was reliable objective evidence pointing to a single specific date that the number of shares and the individuals entitled to receive them and the price had become final. Such evidence primarily consisted of electronic data indicating that the granting instrument and schedule were created prior to the Equity Edge entry date. We also relied on other evidence such as emails or written agreements to determine the date certain options became final. Such evidence was used to determine the measurement dates for options for which we have adjusted the measurement of compensation cost for options covering 27.9 million shares of common stock resulting in incremental stock-based compensation expense of $141.2 million on a pre-tax basis over the respective awards’ vesting terms.
     We also concluded that there were instances in which clerical errors or omissions regarding the persons to receive an award or the number of options to be granted were corrected after the date of award. In the case of most additions made to correct omissions and other corrections that were not reflected on the grant documentation at the time of the applicable grant date or in documentation existing at the time of grant, we have determined that a new measurement date should be established. We considered whether certain of such changes or additions should give rise to variable accounting treatment and concluded that such treatment was not appropriate because the grants represented independent decisions or events rather than a continuation or modification of the other grants. We believe that the correct measurement date for these grants is the date Stock Administration entered the correction or addition into Equity Edge, except where objective evidence identifies an earlier date on which the correction was approved. After accounting for forfeitures, we have adjusted the measurement of compensation cost for options covering 1.3 million shares of common stock resulting in incremental stock-based compensation of $11.9 million on a pre-tax basis over the respective awards’ vesting terms.
     Stock Option Grant Modifications Connected with Terminations or Leaves of Absences and Other Matters
     Compensation expense was also recognized as a result of modifications that were made to certain employee option grant awards in connection with certain employees’ terminations or leaves of absence. Typically such modifications related to extensions of the time employees could exercise options following their termination of employment or that enabled the employee to vest in additional shares in relation to a leave of absence. For example, in connection with reductions in work force in 2001 and 2002, we increased the period for affected employees to exercise their options from 30 days to 90 days. We have incremental stock-based compensation expense associated with such terminations or leaves of absence of $20.0 million on a pre-tax basis in the period of modification.
     Compensation expense of $0.2 million on a pre-tax basis was also recognized as a result of non-employee grants to consultants in exchange for services and other matters.
     Judgment
     In light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those recorded by us in the restatement. We considered various alternative approaches. For example, in those cases where the formal documentation of a grant was completed after the date the grant was entered in Equity Edge, an alternative measurement date to using the Equity Edge entry date could be the creation date of the documentation. Changing the measurement dates for grants made by our Stock Option Committee from the Equity Edge entry date to the later of the electronic data creation date of the unanimous written consent or the related schedule of grants would cause the pre-tax compensation charges of $636.7 million discussed above to increase by approximately $10.6 million. Conversely, where we established a new measurement date prior to the Equity Edge entry date for grants made by our Stock Option Committee to non-Officers based on other evidence, such as the electronic data indicating the initial creation date of the granting instrument and schedule, an alternative measurement date could be the Equity Edge entry date. Changing the measurement dates for these grants by the Stock Option Committee from a date prior to Equity Edge entry date to the Equity Edge entry would increase the $141.2 million of the pre-tax compensation charges discussed above by approximately $37.7 million. We believe that the approaches we used were the most appropriate under the circumstances.
     Summary of Stock-Based Compensation Adjustments
     We adjusted the measurement dates for options covering a total of 110.5 million, or 76%, of the 146.0 million shares of common stock covered by options granted during the relevant period.
     The incremental impact from on the condensed consolidated statement of operations from recognizing stock-based compensation expense through December 31, 2005 resulting from the investigation is summarized as follows (in millions):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1998	$—	$—
1999	15.3	15.3
2000	283.3	201.6
2001	513.1	488.1
2002	48.0	48.0
2003	19.4	8.6
2004	10.9	7.5
2005	4.7	3.3

Total	$894.7	$772.4

     In addition to the $894.7 million recognized through fiscal 2005, $2.1 million of unamortized deferred compensation remained as of December 31, 2005, bringing the total incremental impact from the investigation to approximately $896.8 million. As required by SFAS 123R, which was adopted on January 1, 2006, the unamortized deferred compensation of $2.1 million has been reclassified to additional paid-in capital, along with the unamortized deferred compensation for stock options assumed from past acquisitions, in our consolidated balance sheet. Beginning in 2006, the incremental amortization resulting from the investigation is included in stock-based compensation expense under the provisions of SFAS 123R. The incremental expense from the restatement of employee stock options is insignificant for the three and six months ended June 30, 2006.

     Other Matters
     After considering all available evidence, primarily the then current 2005 operating projections of future income, which remain appropriate, we have concluded that the previously recorded valuation allowance related to the tax benefit of stock options deductions should have been reversed in the fourth quarter of 2005. Accordingly, we decreased the valuation allowance as of December 31, 2005 by $158.0 million with a corresponding credit to additional paid in capital. The remaining valuation allowance balance of $40.6 million relates to capital losses which will carry forward to offset future capital gains.
     Additionally, we misclassified the tax benefit from deductions from stock options assumed in acquisitions. Accordingly, we have reduced additional paid-in capital for the years ended December 31, 2005 and 2004 by $6.0 million and $18.5 million, respectively, with a corresponding decrease to goodwill. The total reduction to both additional paid-in capital and goodwill as of December 31, 2005 was $24.5 million.
     Because virtually all holders of options issued by us were not involved in or aware of the incorrect pricing, we have taken and intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). We expect to incur future charges to resolve the adverse tax consequences of incorrectly priced options.
     We misclassified the gains and losses from the retirement of our treasury shares in fiscal 2004. Accordingly, we reduced our retained earnings (accumulated deficit) as of December 31, 2004 and 2005 by $63.6 million with a corresponding increase to additional paid-in capital.
     The effect of restatement adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

	Common Stock &
	Additional Paid-In	Deferred Stock		Net Impact to
Fiscal Year	Capital	Compensation	Accumulated Deficit	Stockholders’ Equity
1998	$—	$—	$—	$—
1999	215.3	(200.0)	(15.3)	—
2000	479.6	(278.0)	(201.6)	—
2001	74.9	413.2	(488.1)	—
2002	21.5	26.5	(48.0)	—
2003	(10.6)	19.2	(8.6)	—
2004	41.3	11.3	(71.1)	(18.5)
2005	204.6	5.7	(3.3)	207.0

Total	$1,026.6	$(2.1)	$(836.0)	$188.5

     NASDAQ Listing Status
     In August 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In November 2006, we received an additional letter from NASDAQ of similar substance related to our Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter Form 10-Q”). In December 2006, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a written summary of our audit committee’s findings with NASDAQ as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before February 12, 2007. In January 2007, we received a notice from the NASDAQ Listing and Hearings Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. We have been given until March 30, 2007 to submit additional information to assist the Review Council in their assessment of our listing status. On February 20, 2007, we filed a written summary of our Audit Committee’s findings with NASDAQ. In addition, on March 9, 2007, we filed the Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.
     Impairment of Goodwill
     We recorded a $1,280.0 million non-cash goodwill impairment charge in the second quarter of 2006 in our consolidated statements of operations within the SLT segment to adjust the estimated carrying value of our goodwill for the three and six months ended June 30, 2006. The impairment of goodwill was primarily attributable to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Future impairment indicators, including further declines in our market capitalization or a decrease in revenue or profitability levels, could require additional impairment charges to be recorded.
     Stock-Based Compensation
     We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006, using the modified prospective transition method and, therefore, have not revised prior periods’ results. During the first six months of 2006, we issued stock options to the members of our Board (“outside directors”) and stock options, restricted stock units (“RSUs”) and shares of common stock pursuant to equity incentive plans. Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share equal to or greater than $22.00, all of which were previously granted under our stock option plans and that were outstanding on December 16, 2005. The options accelerated excluded options previously granted to certain employees, including all of the executive officers and the Board of Directors of Juniper Networks. Under SFAS 123R, we recorded pre-tax stock-based compensation expense of $23.2 million and $46.2 million for the three and six months ended June 30, 2006, respectively, compared to $5.2 million and $10.4 million for the same periods in 2005 (as restated), respectively, when we recognized stock-based compensation expense under the intrinsic value recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).
     Beginning in May 2006, we have adopted the 2006 Equity Incentive Plan (“2006 Plan”) which provides for a maximum term of seven years from the grant date for non-statutory stock options and for incentive stock options (except that the maximum term is five years from the grant date for incentive stock options granted to a holder of more than 10% of the Company’s stock). The 2006 Plan also provides for a defined option granting schedule for our outside directors. Details of the 2006 Plan are described in Note 6, “Stockholders’ Equity,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
     Stock Repurchase Activities
     In July 2004, our Board of Directors authorized a stock repurchase program. This program authorized repurchases of up to $250.0 million of our common stock. In the first quarter of 2006, we repurchased and retired 10,071,100 shares of common stock at an average price of $18.51 per share as part of our Common Stock Repurchase Program. No shares were repurchased after the three months ended March 31, 2006. As of June 30, 2006, a total of 12,939,700 common shares had been repurchased and retired since the inception of the program, equating to approximately $250.0 million at an average price of $19.32 per share.
     In July 2006, our Board authorized a new stock repurchase program under which we are authorized to repurchase up to $1.0 billion of our Company’s common stock. In February 2007, our Board approved an increase of $1.0 billion under this new share repurchase program. Coupled with the original $1.0 billion approved in July 2006, we are now authorized to repurchase up to $2.0 billion of our common stock. Purchases under this plan will be subject to a review of the circumstances in place at the time. Acquisitions under the share repurchase program will be made from time to time as permitted by securities laws and other legal requirements. The program may be discontinued at any time.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions. We base our estimates and assumptions on current facts and historical experience that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future operating results will be affected.

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
     We believe that, other than the adoption of SFAS 123R, there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2006. Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K, which is to be filed with the SEC, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
     Stock-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results in our Condensed Consolidated Financial Statements. In accordance with SFAS 123R, we recognize compensation expense, net of estimated forfeitures, for all stock-based awards, including stock options and Restricted Stock Units (“RSUs”) as well as common stock issued under our Employee Stock Purchase Plan (“ESPP”), granted after January 1, 2006 and prior to but not vested as of January 1, 2006.
     Under SFAS 123R, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period. The Black-Scholes-Merton model requires various highly judgmental assumptions including expected option life and volatility. In anticipation of adopting SFAS 123R, we refined the methodology of estimating the expected term to be more representative of future exercise patterns in 2005. We also refined our computation of expected volatility by considering the volatility of publicly traded options to purchase our common stock and their historical stock volatility.
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
     In addition to stock options, we also granted RSUs during 2006. Stock-based compensation cost for RSUs is estimated at the grant date based on the market price of our common stock and is recognized as expense, net of estimated forfeitures, ratably over the requisite service period.
     During 2005, in anticipation of adopting SFAS 123R, our Board of Directors approved the acceleration of the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share equal to or greater than $22.00, all of which were previously granted under Juniper Networks’ stock option plans and that were outstanding on December 16, 2005 were accelerated. The options accelerated excluded options previously granted to certain employees, including all of the executive officers and the Board of Directors of Juniper Networks.

Results of Operations
     The following table illustrates certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		Restated (1)		Restated (1)
Net revenues	100%	100%	100%	100%
Cost of revenues	33%	32%	33%	32%

Gross margin	67%	68%	67%	68%
Operating expenses:
Research and development	20%	17%	20%	17%
Sales and marketing	24%	21%	23%	21%
General and administrative	4%	3%	4%	4%
Amortization of purchased intangible assets	4%	4%	4%	4%
Impairment of goodwill and intangibles	226%	—	113%	—
In-process research and development	—	—	—	—
Other charges	1%	-1%	1%	-1%

Total operating expenses	279%	44%	165%	45%

(Loss) income from operations	-212%	24%	-98%	23%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
     Net revenues increases in the three and six months ended June 30, 2006, compared to the same periods in 2005, were attributable to revenue increases in the Infrastructure, SLT and Service businesses as well as the inclusion of net revenue from the companies acquired in 2005. The increases in cost of revenues and operating expenses in the three and six months ended June 30, 2006, compared to the same periods in 2005, were primarily attributable to an increase in headcount, increases in stock-based expense from the adoption of SFAS 123R, increases in amortization of purchased intangible assets from acquisitions completed in 2005, restructuring and acquisition related charges, stock option investigation costs and the inclusion of the operating expenses from the companies acquired in 2005. During the three and six months ended June 30, 2006, we incurred non-cash impairment charges as we wrote down our existing goodwill and intangible assets.
     Net Revenues
     The following table illustrates net product and service revenues (in millions except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
Net revenues:
Product	$468.8	83%	$423.7	86%	$942.9	83%	$816.0	87%
Service	98.7	17%	69.3	14%	191.3	17%	126.1	13%

Total net revenues	$567.5	100%	$493.0	100%	$1,134.2	100%	$942.1	100%

     Net Product Revenues. Net product revenues increased $45.1 million and $126.9 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to the overall revenue increases in the Infrastructure and SLT businesses. Net revenues from Infrastructure products were $352.2 million and $715.2 million for the three and six months ended June 30, 2006, respectively, a $20.4 million and $79.3 million increase compared to the same periods in 2005. Net revenues from SLT products were $116.6 million and $227.7 million for the three and six months ended June 30, 2006, respectively, a $24.7 million and $47.6 million increase compared to the same periods in 2005. Demands for higher-end infrastructure products, firewalls and J-series products were driven by the adoption and expansion of secure IP networks by our customers. To a lesser extent, the addition of certain SLT product families through our 2005 acquisitions also contributed to the net revenue increases in the 2006 periods. An analysis of the change in revenue by Infrastructure and SLT segments and the change in product units can be found below in the section titled “Segment Information.”
     Net Service Revenues. Net service revenues increased $29.4 million and $65.2 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to the growth in support services business and increases in professional service revenue. A majority of our net service revenues was earned from customers who purchased our products and entered into service contracts. Support service revenue, representing 87% and 88% of the net service revenues for the three and six months ended June 30, 2006, respectively, increased by $24.0 million and $56.1 million in the 2006 periods, respectively, compared to the same periods a year-ago. The growth in support service revenue in the 2006 periods was primarily attributable to increased technical support service contract initiations associated with renewals and higher product sales, which have resulted in increased renewal and a larger installed base of equipment being serviced. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. These contracts are typically for one-year renewable periods for services such as 24-hour customer support, non-specified updates and hardware repairs. Professional service revenue increased for the three and six months ended June 30, 2006 compared to the 2005 periods due primarily to growth in on-site engineering services as well as additional consulting projects in 2006. In addition to support services and professional services, we also provide educational services.
     Total Net Revenues by Geographic Region and Principal Customers. The following table shows total net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Americas:
United States	$239.6	42%	$203.4	41%	$480.8	42%	$389.0	41%
Other	24.2	4%	25.5	5%	43.0	4%	33.9	4%

Total Americas	263.8	46%	228.9	46%	523.8	46%	422.9	45%

EMEA	192.5	34%	139.4	28%	394.4	35%	254.7	27%

Asia Pacific:
Japan	31.6	6%	64.8	13%	81.3	7%	117.4	12%
Other	79.6	14%	59.9	13%	134.7	12%	147.1	16%

Total Asia Pacific	111.2	20%	124.7	26%	216.0	19%	264.5	28%

Total	$567.5	100%	$493.0	100%	$1,134.2	100%	$942.1	100%

     Net revenue in the United States as a percentage of total net revenue slightly increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily due to increases in our core and edge router product sales to the service provider market as our customers continue to focus on increasing network performance, reliability and scale. In addition, demands for SSL products, J-series products and the inclusion of companies acquired in 2005 contributed to the higher net revenue in the United States during the 2006 periods. Net revenue in EMEA as a percentage of total net revenue increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily due to strength across the region driven by Internet Protocol Television (“IPTV”) demands and Next Generation Networks (“NGNs”) build-outs. Increased demands for firewall products also contributed to the higher net revenues in EMEA during the 2006 periods. Net revenue in Asia Pacific countries decreased, in absolute dollars and as a percentage of net revenue, in the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily due to a pause in the build out of certain NGNs and associated purchase decisions, particularly in Japan, as major carriers prepare for the next stage of bandwidth and services expansion.
     Siemens AG and Verizon Communications, Inc. individually accounted for 15% and 10%, respectively, of the Company’s net revenues for the three months ended June 30, 2006. Siemens individually accounted for 15% of the Company’s net revenues for the six months ended June 30, 2006 and 15% and 14% of the Company’s net revenues for the three and six months ended June 30, 2005, respectively. The revenue attributed to Siemens was derived from the sale of products and services in all three operating segments. The revenue attributed to Verizon was derived from the sale of infrastructure products and services.
     Cost of Revenues
     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	GM %	2005	GM %	2006	GM %	2005	GM %
			As Restated (1)				As Restated (1)
Cost of revenues:
Product	$139.4	70%	$121.5	71%	$280.4	70%	$234.2	71%
Service	49.5	50%	34.2	51%	93.5	51%	65.4	48%

Total cost of revenues	$188.9	67%	$155.7	68%	$373.9	67%	$299.6	68%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to the Condensed Consolidated Financial Statements.

     Cost of Product Revenues. Cost of product revenues increased $17.9 million and $46.2 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increase was due primarily to volume driven increases in the cost of our products from our contract manufacturers in connection with the increase in product volume. Also contributing to the increases in the 2006 quarter-to-date and year-to-date periods were incremental stock-based compensation charges of $0.3 million and $0.6 million, respectively, pertaining to stock-based compensation expense from the adoption of SFAS 123R and the amortization of purchased technologies of $1.4 million and $2.7 million, respectively. Product gross margin fell by one percentage point to 70% for both the three and six months ended June 30, 2006 compared to the same 2005 periods. The one percentage point product margin decrease was primarily attributable to the timing of new product introductions in both the infrastructure and security markets along with the incremental stock-based compensation expense under SFAS 123R. Stock-based compensation expense for the three and six months ended June 30, 2006 was $0.5 million and $1.0 million, respectively, compared to the $0.2 million and $0.4 million for the same 2005 periods (as restated).
     As we have expanded our market share and entered more markets, we have experienced increased competition. However, product gross margin increased in absolute dollars due to product volume and increased headcount, partially offset by our focus on decreasing sales expenses and reducing manufacturing related costs. As of June 30, 2006 and 2005, we employed 140 and 110 people, respectively, in our manufacturing and operations organization who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
     Cost of Service Revenues. Cost of service revenues increased $15.3 million and $28.1 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Service gross margin decreased one percentage point to 50% for the three months ended June 30, 2006 compared to the 2005 period due primarily to our increased investment in spare components in the second quarter of 2006. Service gross margin increased three percentage points for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to achieving improved economies of scale despite the increased operating costs in absolute dollars. In absolute dollars, personnel related expenses, consisting primarily of salaries, wages, bonuses and fringe benefits, increased $5.5 million and $9.7 million for the three and six months ended June 30, 2006, respectively, compared to the 2005 periods, due to increases in service related headcount from 396 to 529 people. The increase in headcount was attributable primarily to the growth in the service business due to the increased installed base and, in part, to the acquisitions completed in 2005. Additionally, spares expense and outside services increased by $6.7 million and $11.1 million in total for the three and six months ended June 30, 2006, respectively, due to increases in customer service demands resulting from additional service contracts. The adoption of SFAS 123R resulted in stock-based compensation expense of $1.5 million and $2.9 million in the three and six months ended June 30, 2006, respectively, compared to $0.3 million and $0.9 million in the corresponding periods in 2005 (as restated) for the Service segment.
     Operating Expenses
     Operating expenses were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
			As Restated (1)				As Restated (1)
Research and development	$116.2	20%	$84.1	17%	$229.9	20%	$162.9	17%
Sales and marketing	136.0	24%	103.9	21%	265.4	23%	196.7	21%
General and administrative	24.2	4%	15.7	3%	47.3	4%	31.5	4%
Amortization of purchased intangible assets	23.2	4%	19.9	4%	46.4	4%	38.5	4%
Impairment of goodwill and intangible assets	1,283.4	226%	—	—	1,283.4	113%	—	—
In-process research and development	—	—	1.9	—	—	—	1.9	—
Other charges, net	4.4	1%	(6.6)	(1%)	5.8	1%	(6.6)	(1%)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to the Condensed Consolidated Financial Statements.
     Research and Development Expenses. Research and development expenses increased by $32.1 million and $67.0 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 primarily due to increases in personnel related expenses, support costs, and stock-based compensation expense. Personnel related charges, consisting of salaries, bonuses, and fringe benefits expenses, increased $16.1 million in the second quarter of 2006 and $31.8 million in the six months ended June 30, 2006 due primarily to an increase in headcount from 1,395 to 1,780 people in the engineering organization across the Infrastructure segment and the SLT segment to support product innovation and integration intended to capture potential future NGN infrastructure growth and other opportunities in the enterprise market and the service provider market. The increase in headcount was also attributable, in part, to the acquisitions in 2005. To a lesser extent, the increases in personnel charges were attributable to merit-based salary increases in the second quarter of 2006. Additionally, engineering project expenses, facilities, information technology, depreciation and equipment expenses increased $6.7 million and $14.2 million for the three and six months ended June 30, 2006, respectively, to support these engineering efforts. The adoption of SFAS 123R resulted in stock-based compensation expense of $9.4 million and $19.4 million in the three and six months ended June 30, 2006, respectively, compared to the $2.9 million and $5.6 million for the three and six months ended June 30, 2005, respectively.
     Sales and Marketing Expenses. Sales and marketing expenses increased $32.1 million and $68.7 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 primarily due to increases in personnel related expenses, marketing expenses, and stock-based compensation expense. Personnel related charges, consisting of salaries, commissions, bonuses, and fringe benefits expenses, increased $14.9 million and $26.5 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, due to an increase in headcount, from 1,184 to 1,510 people in our worldwide sales and marketing organizations to support additional products, customers and countries. The increase in headcount was also attributable, in part, to the acquisitions in 2005. Additionally, marketing and related expenses increased $1.5 million and $10.4 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, as we focused on introducing new products, increasing brand awareness and expanding our presence in the enterprise market. The adoption of SFAS 123R resulted in stock-based compensation expense for sales and marketing of $8.5 million and $16.1 million in the three and six month periods ended June 30, 2006, respectively, compared to $1.6 million and $3.0 million for the three and six months ended June 30, 2005, respectively.
     General and Administrative Expenses. General and administrative expenses increased $8.5 million and $15.8 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 primarily due to an increase in personnel related expenses, outside professional services, and additional stock-based compensation expense. Personnel related charges, consisting of salaries, bonuses, and fringe benefits expenses, increased $1.4 million and $2.8 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, due to an increase in headcount, from 193 to 217 people, in our worldwide general and administrative functions to support the overall growth in the business. The increase in headcount was also attributable, in part, to the acquisitions in 2005. Outside professional services, which include accounting, tax, and legal fees, increased primarily as a result of patent litigation expenses in the three months ended June 30, 2006. The adoption of SFAS 123R resulted in stock-based compensation expense for general and administrative of $3.3 million and $6.9 million in the three and six months ended June 30, 2006, respectively, compared to the $0.3 million and $0.6 million for the three and six months ended June 30, 2005, respectively.
     Amortization of Intangible Assets. Amortization of intangible assets increased $3.3 million and $7.9 million in the three and six months ended June 30, 2006, respectively, compared to the 2005 periods due to the additional intangible assets acquired from acquisitions completed in 2005.
     Impairment of Goodwill and Intangible Assets. Impairment of goodwill and intangibles was $1,283.4 million in both the three and six months ended June 30, 2006, respectively. Due primarily to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach, we evaluated the carrying value of our goodwill and reduced the goodwill within the SLT segment by $1,280.0 million. In addition, we recorded a $3.4 million impairment expense pertaining to a write-down of intangible assets as a result of a decrease in forecasted revenue for the SBC stand-alone products during the second quarter of 2006. There were no impairment charges in the three and six months ended June 30, 2005. Future impairment indicators, including further declines in our market capitalization, could require additional impairment charges.
     In-Process Research and Development Expense. There were no new acquisitions in the 2006 periods. During the three and six months ended June 30, 2005, we completed two acquisitions and wrote off $1.9 million of in-process research and development during the periods.
     Other Charges. Other charges include restructuring costs, acquisition related charges, and stock option investigation costs.
▪	Restructuring and acquisition related charges of $1.9 million and $3.3 million were recognized in the three and six months ended June 30, 2006, respectively. We recorded restructuring charges of $0.6 million due to a reorganization plan initiated in the second quarter of 2006 in connection with the discontinuation of certain standalone products. Acquisition related charges during the 2006 periods pertained primarily to the accrual of acquisition related bonus and earn-out payments and adjustments to the acquisition related restructuring reserves. During the three and six months ended June 30, 2005, we reduced our acquisition related restructuring accruals by $6.6 million primarily due to our re-occupation of a portion of the former NetScreen facility that was previously included in the acquisition related restructuring reserve.

▪	For the three and six months ended June 30, 2006, stock option investigation costs of $2.5 million were incurred for the independent review of our stock option practices. In May 2006, our audit committee, with the assistance of independent legal counsel and outside accounting experts, commenced a review of our stock option practices and accounting. As of June 30, 2006, the investigation was not complete and additional stock option investigation costs of $18.0 million were incurred in the remainder of 2006.
     Other Income and Expenses
     The following table shows other income and expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and other income	$24.0	$13.4	$44.8	$24.5
Interest and other expenses	$(0.8)	$(1.1)	$(1.9)	$(1.9)
     Interest and Other Income. Interest and other income increased by $10.6 million and $20.3 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 as a result of higher cash, cash equivalents and investment balances compared to a year ago. Interest rate increases during 2006 and the second half of 2005 also contributed to the higher interest income in 2006.
     Interest and Other Expenses. Interest and other expenses decreased by $0.3 million for the three months ended June 30, 2006, compared to the same 2005 period, due primarily to decreases in foreign exchange losses, partially offset by increases in other expenses such as bank fees during 2006. Interest and other expenses remained the same for the six months ended June 30, 2006 and 2005.
     Provision for Income Taxes
     We recorded tax provisions of $20.8 million and $42.6 million (restated) for the three months ended June 30, 2006 and 2005, or effective tax rates of -2% and 33%, respectively. We recorded tax provisions of $55.7 million and $77.9 million (restated) for the six months ended June 30, 2006 and 2005, or effective tax rates of -5% and 32%, respectively. The 2006 rates differ from the federal statutory rate, as well as from the rates used in 2005, primarily due to the inability to benefit from a substantial portion of the goodwill impairment charge recorded in the second quarter of 2006.

     Segment Information
     We began to track financial information by our three operating segments during 2005 as our management structure and responsibilities began to measure the business based on product and service profitability. Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		Restated (1)		Restated (1)
Net Revenues:
Infrastructure	$352.2	$331.8	$715.2	$635.9
Service Layer Technologies	116.6	91.9	227.7	180.1
Service	98.7	69.3	191.3	126.1

Total net revenues	$567.5	$493.0	$1,134.2	$942.1

Operating (loss) income:
Management operating income (loss):
Infrastructure	$107.8	$117.4	$226.8	$224.6
Service Layer Technologies	(4.2)	3.8	(8.0)	7.6
Service	23.2	17.6	47.8	29.5

Total management operating income	126.8	138.8	266.6	261.7
Amortization of purchased intangible assets (2)	(24.6)	(19.9)	(49.1)	(38.4)
Stock-based compensation expense	(23.2)	(5.2)	(46.2)	(10.4)
Impairment of goodwill and intangibles	(1,283.4)	—	(1,283.4)	—
In-process research and development	—	(1.9)	—	(1.9)
Other charges, net (3)	(4.4)	6.6	(5.8)	6.6

Total operating (loss) income	(1,208.8)	118.4	(1,117.9)	217.6
Interest and other income	24.0	13.4	44.8	24.5
Interest and other expense	(0.8)	(1.1)	(1.9)	(1.9)

(Loss) income before income taxes	$(1,185.6)	$130.7	$(1,075.0)	$240.2

(1)	Stock-based compensation expense for the 2005 periods has been restated as a result of the stock option investigation. In addition, prior period amounts have been reclassified to reflect the reorganization of certain research and development activities and changes in allocation methodologies.

(2)	Amounts include amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(3)	Other expense for 2006 and 2005 includes charges such as restructuring, acquisition related charges and patent related charges.
     Infrastructure Operating Segment
     Infrastructure net revenues increased $20.4 million and $79.3 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 due primarily to increases in revenue from higher-end infrastructure products. We track infrastructure chassis revenue units and ports shipped to analyze customer trends and indicate areas of potential network growth. Our infrastructure product platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table shows infrastructure revenue units and ports shipped:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005*	2006	2005*
Infrastructure chassis revenue units	2,632	2,447	4,968	4,865
Infrastructure ports shipped	38,715	40,259	74,594	77,783

*	Prior period information has been revised for comparative purposes.
     Chassis revenue units in 2006 increased primarily due to the sales of higher-end T-series and M-series products and the inclusion of the chassis units related to a 2005 acquisition, partially offset by decreases in sales of lower-end E-series and M-series products. Sales of higher-end chassis units increased as our customers continued to adopt and expand IP networks in order to reduce total operating costs and to be able to offer multiple services over a single network. Port shipment units decreased compared to the 2005 periods primarily driven by the lower port capacity in the CTP-series chassis units despite the increase in ports shipped for the higher-end chassis revenue units during the 2006 periods. The inclusion of revenue from the 2005 acquisitions also contributed, in part, to the net revenue increases in the 2006 periods.
     Infrastructure management operating income decreased in the three and six months ended June 30, 2006 as compared to the same periods in 2005. Gross margin percentages for the Infrastructure segment in the three and six months ended June 30, 2006 were consistent with that in the same 2005 periods. Revenue increases in the three and six months of June 30, 2006 was offset by higher personnel related costs primarily associated with product innovation and sales and marketing efforts for core and edge Infrastructure products.
     SLT Operating Segment
     The SLT operating segment consists of security products and application acceleration products. The following table shows SLT revenue units recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service Layer Technologies revenue units	45,600	36,000	89,100	74,000
     SLT net revenues increased $24.7 million and $47.6 million for the three and six months ended June 30, 2006, respectively, as compared to the 2005 periods, primarily due to the inclusion of products from acquisitions completed in 2005 and increased demands for firewalls and J-series products in both the enterprise and service provider markets.
     SLT management operating income decreased in the three and six months ended June 30, 2006 compared to the same periods in 2005. Gross margin percentages for the SLT segment declined in the three and six months ended June 30, 2006 compared to the same 2005 periods due primarily to product mix prior to the introduction of the new integrated products. Although revenue and gross margin increased during the 2006 periods, such increases were offset by higher product and personnel related costs. In addition, the acquisitions in the second half of 2005 also contributed, in part, to the decreases in SLT’s management operating income in the 2006 periods compared to a year ago. Personnel related costs primarily related to the headcount growth in order to support product innovation, product sales and a larger customer base.
     Service Operating Segment
     Net service revenues increased $29.4 million and $65.2 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 primarily due to the growth in support services and, to a lesser extent, the growth in professional services. The growth in support services was largely due to increased technical support service contracts associated with higher product sales, which have resulted in an increased installed base of equipment being serviced. The growth in professional services was mainly due to resident engineering professional services and special consulting projects during the first six months of 2006. Service management operating income increased $5.7 million and $18.6 million in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, reflecting improved economies of scale achieved by faster revenue growth experienced in the Infrastructure segment and the SLT segment compared to the increases in operating expenses. In absolute dollars, employee related expenses increased in the 2006 periods as a result of increased service related headcount from 396 to 529 individuals. Expenses associated with spare components also increased in 2006 as a result of revenue growth.
Liquidity and Capital Resources
     Overview
     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	June 30,	December 31,
	2006	2005
Working capital	$1,393.5	$1,261.4

Cash and cash equivalents	$1,087.6	$918.4
Short-term available-for-sale investments	548.3	510.4
Long-term available-for-sale investments	611.7	618.3

Total cash, cash equivalents and available-for-sale investments	$2,247.6	$2,047.1

     Working capital increased in the six months ended June 30, 2006 primarily due to cash provided by operations as well as the issuance of common stock through employee stock option exercises and through our Employee Stock Purchase Plan. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.
     Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations and from the exercise of employee stock options and the purchase of common stock through our Employee Stock Purchase Plan, will satisfy our working capital needs, capital expenditures, commitments, repurchases of our common stock, and other liquidity requirements associated with our existing operations through at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, assets, products or technologies. We could raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.
     There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources, except the $2.0 billion stock repurchase program approved by the Board of Directors as described below. If we were to purchase $2.0 billion of our common stock, we would significantly reduce our working capital and we may elect to obtain additional debt or credit facilities to fund the repurchases.
     Our future capital requirements may vary materially from those now planned depending on many factors, including:
•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans;

•	the market acceptance of our products;

•	repurchase of our common stock;

•	issuance and repayment of debt;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	expenses related to our future restructuring plans, if any;

•	legal and professional service fees associated with our stock option investigation activities;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our Employee Stock Purchase Plan; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of recent international conflicts and related uncertainties.
     Cash Requirements
     In July 2006, our Board authorized a new stock repurchase program under which we are authorized to repurchase up to $1.0 billion of our Company’s common stock. In February 2007, our Board approved an increase of $1.0 billion under this new share repurchase program. Coupled with the original $1.0 billion approved in July 2006, we are now authorized to repurchase up to $2.0 billion of our common stock. Purchases under this plan will be subject to a review of the circumstances in place at the time. Acquisitions under the share repurchase program will be made from time to time as permitted by securities laws and other legal requirements. The program may be discontinued at any time.
     In May 2006, our audit committee commenced an independent review of our stock option practices and related accounting. The audit committee was assisted by independent legal counsel and accounting experts. We had recognized $2.5 million of expense for legal and other professional services associated with this stock option review through June 30, 2006 and $18.0 million of additional fees and other costs in the remainder of 2006. In addition, we incurred tax related charges of $10.1 million in the third and fourth quarters of 2006. We expect to incur additional fees and other costs in 2007.

     Contractual Obligations
     Our principal commitments consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”), purchase commitments, escrow payments, bonus and earn-out obligations.
     Our contractual obligations under operating leases, which extend through 2016, primarily pertain to our facilities. Future minimum payments under our non-cancelable operating leases totaled $188.6 million as of June 30, 2006.
     The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity on June 15, 2008, or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $20.14 per share. As of June 30, 2006, the carrying value of the Senior Notes was $399.9 million. Due to the stock option investigation, the Company did not file its quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 by the respective due dates. The Company received a Notice of Default on August 25, 2006 from the Trustee of the Senior Notes alleging that the Company was in violation of certain provisions of the Indenture relating to the Senior Notes as a result of its failure to file and was given a 60-day cure period to file its quarterly reports. The holders of the Senior Notes may have had the right to accelerate the Senior Notes by sending the Company a valid Notice of Acceleration in accordance with the terms of the Indenture so long as the Event of Default was continuing. As of the filing of this report, the Company had not received a Notice of Acceleration. Upon the filing of the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 the alleged default and Event of Default relating to the late filings of these reports is no longer continuing.
     We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $199.4 million as of June 30, 2006, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers or our forecast. We may incur a liability for products built by the contract manufacturer if the components go unused for specified periods of time and, in the meantime, we may be assessed carrying charges. As of June 30, 2006, we had accrued a total of $22.1 million based on our estimate of such charges.
     As of June 30, 2006, other contractual obligations consisted primarily of the escrow obligations of $21.2 million in connection with past acquisitions for indemnity obligations expiring between July 2006 and June 2007. Earn-out and bonus obligations of $8.2 million may be payable to certain employees from our past acquisitions through the fourth quarter of 2007 and recorded as compensation expense ratably over the periods in which the payouts are measured.
     In addition, 1.6 million shares of the Company’s common stock with a fair value of $35.2 million, established as of the acquisition date, were held in escrow to secure certain indemnity obligations associated with the Peribit acquisition. One-half of the indemnity obligations expired in July 2006 and the remaining one-half expired in January 2007. The escrow shares less amounts necessary to satisfy claims, if any, will be issued at the current market price upon settlement of the escrow.
     Summary of Cash Activities
     In the first six months of 2006, we generated net cash flows of $169.2 million from our operations. Cash provided by operating activities totaled $356.5 million, which was partially offset by the $74.0 million used in investing activities and $113.3 million in financing activities.
     Operating Activities
     Net cash provided by operating activities was $356.5 million and $300.5 million for the six months ended June 30, 2006 and 2005, respectively. Net cash generated from operating activities increased by $56.0 million in the 2006 period compared to a year ago primarily due to customer payments and decreases in accounts receivable, partially offset by the timing of our vendor payments, additional stock option investigation costs associated with our stock option investigation and bonus payments in the period, as well as the classification of tax benefit of employee stock options changed from operating activities to financing activities. Cash provided by operating activities for each period was driven by our net income adjusted by:

•	Non-cash charges of $1,411.6 million and $139.9 million for the six months ended June 30, 2006 and 2005, respectively, were attributable to depreciation and amortization expenses, stock-based compensation and amortization of debt issuance costs. Non-cash charges in the six months ended June 30, 2006 also included a $1,280.0 million goodwill impairment and a $3.4 million intangible asset impairment whereas there were no impairment charges in the six months ended June 30, 2005. Non-cash charges of $63.7 million related to tax benefit from employee stock options was included in operating activities for the six months ended June 30, 2005. As a result of the adoption of SFAS 123R, gross tax benefits of $3.8 million from tax deductions in excess of the stock-based compensation expense recognized for the six months ended June 30, 2006 were presented as a financing activity and the operating cash flows for the same period were reduced by the corresponding amount in the condensed consolidated statements of cash flows.

•	Changes in operating assets and liabilities of $75.5 million and $(1.8) million for the six months ended June 30, 2006 and 2005, respectively, were generated in the normal course of business. Net cash increased in the 2006 period which was primarily attributable to the increases in deferred revenue of $56.4 million and decreases in net accounts receivable of $18.6 million, increases in other accrued liabilities of $21.2 million and decreases in prepaid expenses and other assets of $13.3 million, partially offset by decreases in accounts payable of $28.8 million and decreases in accrued compensation of $5.0 million. Increases in deferred revenue were primarily attributable to the payments received from a customer. Decreases in net accounts receivable were primarily attributable to collections. Increases in other accrued liabilities were primarily attributable to a decrease in deferred tax liability and the reclassification of gross tax benefits from tax deductions to financing activities. The increases in prepaid, other current assets and other long-term assets were attributable to the additional deferred tax assets. Decreases in accounts payable were attributable to the timing of payments. Decreases in accrued compensation were primarily due to the bonus payments to employees. Net cash used during the six months ended June 30, 2005 was primarily attributable to increases in prepaid expenses and other assets of $23.4 million, decreases in other accrued liabilities of $22.2 million, increases in accounts receivable of $13.1 million, decreases in accrued compensation of $9.3 million, partially offset by increases in deferred revenue of $66.8 million.
     Investing Activities
     Net cash used in investing activities was $74.0 million and $232.0 million for the six months ended June 30, 2006 and 2005, respectively. Investing activities included purchases, sales and maturities of available-for-sale securities, capital expenditures, purchase and sale of minority equity investments, changes in restricted cash requirements and acquisition of businesses. Net investment in available-for-sale securities increased by $5.4 million in the six months ended June 30, 2006, compared to the 2005 period, as additional funds were maintained in available-for-sale securities accounts. Capital expenditures increased by $2.8 million in the first six months of 2006 compared to the same period in 2005 mainly due to increases in equipment purchases during the 2006 period. Restricted cash decreased by $18.9 million in the first six months of 2006 primarily due to the $13.1 million payment from escrow funds associated with the Redline acquisition in the 2006 period. Another contributing factor to the decrease in restricted cash in 2006 was the reduction in deposit requirements of $6.2 million pertaining to letters of credit for facility leases. Net cash payments related to the Kagoor and Redline acquisitions in the first six months of 2005 were $155.3 million.
     Financing Activities
     Net cash used in financing activities was $113.3 million in the six months ended June 30, 2006 compared to the $75.3 million generated in the six months ended June 30, 2005. Net cash used in the 2006 period increased primarily due to common stock repurchases, offset in part by the classification of tax benefits related to employee option exercises as financing cash flows upon the adoption of SFAS 123R on January 1, 2006. Tax deductions in excess of the expense recognized for employee stock options were previously included in cash flows from operations prior to 2006. In the six months ended June 30, 2006, we repurchased 10,071,000 shares of our common stock at an average price of $18.51 per share, or a total of $186.4 million. The cash outflow was partially offset by proceeds of $69.3 million from employee option exercises and tax benefits of $3.8 million from tax deductions in excess of the expense recognized for employee stock options. In the six months ended June 30, 2005, $75.3 million was provided by the issuance of common stock related to employee option exercises and Employee Stock Purchase Plan.
Factors That May Affect Future Results
     A description of risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our market risk profile has not changed significantly during the six months ended June 30, 2006. The following discussion should be read in conjunction with the 2006 Form 10-K to be filed with the SEC and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
Interest Rate Risk
     We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
     At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized no material net gains or losses related to the sales of our investments during the three and six months ended June 30, 2006 and 2005.
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
     Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2006 and 2005, in other income (expense) on our condensed consolidated statements of operations.
Investments In Privately Held Companies
     From time to time, we make minority equity investments in privately held companies. These investments are strategic in nature and are typically made in companies that are in their early stages of development. As such, these investments carry the risk associated with new ventures. We monitor the progress of these companies and their financial viability on a quarterly basis and ascertain if there is any impairment to our carrying cost of these investments.
     As of June 30, 2006 and December 31, 2005, the carrying value of our minority equity investments in privately held companies was $16.3 million and $13.2 million, respectively. There were no impairment charges against our minority equity investments in the three and nine months ended ended June 30, 2006. During the three and six months ended June 30, 2006, we made minority investments of $3.0 million and $3.1 million, respectively, in privately-held companies.
Item 4. Controls and Procedures
     Stock Option Grant Practices and Restatement
     As discussed in Note 2 in Notes to the Condensed Consolidated Financial Statements of this Form 10-Q, during 2006, an independent investigation related to our historical stock option granting practices was carried out by the Audit Committee and the Board of Directors. As a result of the investigation, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between June 9, 1999 and December 31, 2003. We are restating previously filed financial statements in the quarterly reports on Form 10-Q for June 30, 2006 and September 30, 2006 and in the annual report on Form 10-K for the year ended December 31, 2006.
     Remediation of Past Material Weaknesses in Internal Control Over Financial Reporting
     As a result of this investigation, we identified certain material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting in periods ending prior to June 30, 2006.
     Before 2003, we did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting, the result of which is discussed in Item 1, Note 2 of this report. From 2003 through 2006 we implemented improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over our financial reporting processes including, but not limited to, the stock option granting and administration function, in compliance with the Sarbanes-Oxley Act (“SOX”) and evolving accounting guidance. These improvements included, but were not limited to:
▪	In response to the requirements of the Sarbanes-Oxley Act of 2002, documenting accounting policies, processes and procedures; and assessing the design and operation effectiveness of internal controls over financial reporting. These efforts led to segregating responsibilities, adding reviews and reconciliations, and redefining roles and responsibilities.

▪	Implementing the practice of using the receipt of the final Board of Directors, Compensation Committee or Stock Option Committee approval as the grant and measurement date for stock option grants.

▪	Also in response to the requirements of the Sarbanes-Oxley Act of 2002, establishing a confidential hotline for use by employees to report actual or suspected wrongdoing and to answer questions about business conduct. Reports may be made anonymously, and all reports are investigated. Information about this hotline is available on our internal websites.

▪	Additionally in response to certain of the reporting requirements of the Sarbanes-Oxley Act of 2002, which requires executive officers to report stock option grants within two business days, implementing new procedures for stock option grants that were designed to provide reasonable assurance that stock options were priced on the actual grant date.

▪	Effective January 1, 2006, adopting SFAS No. 123R and added controls in our stock administration, human resources and finance functions to ensure that stock-based compensation expenses are recorded correctly.

▪	Obtaining additional resources with responsibilities for financial reporting, internal controls, compliance and stock accounting and administration.

▪	Upgrading systems and system controls that support the stock option granting processes.

▪	Establishing in 2003 an internal audit function that reports functionally to the Audit Committee. The internal audit function is chartered with evaluating the adequacy of risk management, control, and governance processes and determining whether these processes are functioning in a manner to ensure our financial statements are accurate, reliable and fairly presented.
     We believe that these changes remediated the past material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting.
     In addition to the significant improvements implemented between 2003 and 2006 discussed above, we will adopt other measures identified by the Board of Directors to enhance the oversight of the stock option granting and administration function and the review and preparation of financial statements, including, but not limited to, the following:
▪	We will develop an equity award granting process to provide a more regular schedule for when grants are made.

▪	Our Compensation Committee will perform periodic reviews of our equity award granting policies.

▪	The Stock Option Committee will be expanded to include the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and a non-management member of the Board of Directors.

▪	The authority of the Stock Option Committee to approve equity awards will be limited to a maximum number of shares per recipient.

▪	The Stock Option Committee will deliver quarterly reports summarizing granting activity to the Board of Directors.

▪	We will implement cross-functional training for persons involved in the equity award process and accounting.

▪	We will introduce additional controls related to the equity award granting and administration process where necessary.
Evaluation of Disclosure Controls and Procedures
     Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
     We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that material information relating to our consolidated operations is made known to our management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
Changes in Internal Controls
     There was no change in our internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Stock Option Lawsuits
     Federal Derivative Lawsuits
     Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The lawsuits allege that our officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. The lawsuits assert causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, insider selling and constructive fraud. The actions also demand an accounting and rescission of allegedly improper stock option grants. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. The Court ordered lead plaintiffs to file a consolidated complaint no later than January 12, 2007. On February 14, 2007, the parties agreed to extend the deadline for plaintiffs to file a consolidated complaint until thirty days after we complete the filing of our restated financial statements with the Securities Exchange Commission, and the court approved the stipulation on February 15, 2007.
     State Derivative Lawsuits — California
     On May 24, 2006 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against us and certain of our current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. A consolidated complaint was filed on July 17, 2006. The consolidated complaint alleges that certain of our current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste, and violations of California securities laws for insider selling. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants. On July 28, 2006, the defendants filed a motion to stay all discovery in this action. On August 16, 2006, the defendants filed a motion to dismiss or stay this action in favor of the federal derivative actions pending in the Northern District of California. Plaintiffs have not yet filed their oppositions to those two motions. On November 6, 2006, the parties stipulated that the plaintiffs could file a motion to amend their complaint and a motion to compel responses to discovery no later than thirty days after we complete the filing of our restated financial statements, and that the hearing on the defendants’ two pending motions will be heard on the same date as the plaintiffs’ two contemplated motions.
     Federal Securities Class Actions
     On July 14, 2006, a purported class action complaint styled Garber v. Juniper Networks, Inc., et al., No. C-06-4327 MJJ, was filed in the Northern District of California against us and certain of our officers and directors. The plaintiff filed a Corrected Complaint on July 28, 2006. The Garber class action is brought on behalf of all purchasers of Juniper Networks’ common stock between September 1, 2003 and May 22, 2006. On August 29, 2006, another purported class action complaint styled Peters v. Juniper Networks, Inc., et al., No. C 06 5303 JW, was filed in the Northern District of California against us and certain of our officers and directors. The Peters class action is brought on behalf of all purchasers of Juniper Networks’ common stock between April 10, 2003 and August 10, 2006. Both of these purported class actions allege that we and certain of our officers and directors violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. On November 20, 2006, the Court appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007. The Consolidated Complaint asserts claims on behalf of all purchasers of, or those who otherwise acquired, Juniper Networks’ publicly traded securities from April 10, 2003 through and including August 20, 2006. The Consolidated Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 by us and certain of our current and former officers and directors. On February 15, 2007, the parties agreed that plaintiffs may file an Amended Consolidated Complaint within thirty days after we file our restated financial statements with the Securities Exchange Commission, and the court approved the stipulation on February 16, 2007.
     Other Matters
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
     In June 2004, a stipulation for the settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including us). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the Court confirmed preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in the case against us, which along with five other issuers, was selected as a test case by the underwriter defendants and plaintiffs in the coordinated proceeding. It is unclear what impact this will have on the settlement and the case against us.

     Toshiba Patent Infringement Litigation
     On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against us, alleging that certain of our products infringe four Toshiba patents, and seeking an injunction and unspecified damages. A Markman hearing was held in April 2006, and a ruling favorable to us was issued on June 28, 2006. Toshiba stipulated to non-infringement of the four patents and filed a notice of appeal with the Court of Appeals for the Federal Circuit. The Delaware court has removed the trial, previously scheduled for August 2006, from its calendar, pending resolution of the appeal. We expect the appeal will not be heard before July 2007.
     IRS Notices of Proposed Adjustments
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
     In conjunction with the IRS income tax audit, certain of our US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and we received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. We responded to this NOPA in February 2005, and intend to dispute this assessment with the IRS. An initial appeals conference was held on January 31, 2006 and October 3, 2006. The appeal process available to us has not been concluded. In the event that this issue is resolved unfavorably to us, there exists the possibility of a material adverse impact on our results of operations.
Item 1A. Risk Factors
     The risk factors included herein include any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A to Part I of our 2005 Annual Report on Form 10-K.
     Investments in equity securities of publicly traded companies involve significant risks. The market price of our stock reflects a higher multiple of expected future earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes or other factors, could trigger significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including, but not limited to, the following factors, that could affect our stock price.
Matters related to the investigation into our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.
     Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. We intend to continue to cooperate with these governmental agencies. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
     In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or not reported, the corresponding financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.
     Also, in August 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In November 2006, we received an additional letter from NASDAQ of similar substance related to our Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter Form 10-Q”). In December 2006, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a written summary of our audit committee’s findings with NASDAQ as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before February 12, 2007. In January, we received a notice from the NASDAQ Listing and Hearings Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. We have been given until March 30, 2007 to submit additional information to assist the Review Council in their assessment of our listing status. On February 20, 2007, we filed a written summary of our audit committee’s findings with NASDAQ. In addition, on March 9, 2007, we filed the Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.
Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues may harm our operating results.
     Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties and constrained spending on network expansion have previously resulted (for example, in 2001 and 2002), and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast and manage our contract manufacturer relationships. Economic downturns may also lead to restructuring initiatives and associated expenses and impairment of investments. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties and reductions in spending on network expansion could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.
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
     As a result, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below the expectations of securities analysts or investors, in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.
We sell our products to customers that use those products to build networks and IP infrastructure and, if the demand for network and IP systems does not continue to grow, then our business, operating results and financial condition could be adversely affected.
     A substantial portion of our business and revenue depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business and financial results. In addition, a number of our existing customers are evaluating the build out of their next generation network, or NGN. During the decision making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such pauses in purchases can make it more difficult to predict revenues from such customers, can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business and financial results.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results.
     A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens and Verizon each accounted for greater than 10% of our net revenues during the three months ended June 30, 2006. Siemens also accounted for greater than 10% of our net revenues during the six months ended June 30, 2006 and for greater than 10% of our net revenues during the three and six months ended June 30, 2005. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel S.A. and Lucent Technologies Inc. and the acquisition of Redback Networks, Inc. by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.
We rely on value-added resellers and distribution partners to sell our products, and disruptions to, or our failure to effectively develop and manage, our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. During 2006, Alcatel, a competitor of ours, acquired Lucent, one of our largest value-added resellers. In addition, our largest customer, Siemens, has announced that it will be transferring its telecommunications business to a joint venture between Siemens and Nokia. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.
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
Traditional telecommunications companies and other large companies generally require more onerous terms and conditions of their vendors. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenue.
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
     For example, many customers in this class have purchased products from other vendors who promised certain functionality and failed to deliver such functionality and/or had products that caused problems and outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, would affect our ability to recognize the revenues from such sales, which may negatively affect our business and our financial condition. For example, in April 2006, we announced that we would be required to defer a large amount of revenue from a customer due to the contractual obligations required by that customer.

     For arrangements with multiple elements, vendor specific objective evidence of fair value is required in order to separate the components and to account for elements of the arrangement separately. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain vendor specific objective evidence of fair value for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered or if the only undelivered element is maintenance revenue would be recognized ratably over the contractual maintenance period which is generally one year.
We face intense competition that could reduce our revenues and adversely affect our financial results.
     Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco Systems, Inc. with other companies such as Alcatel-Lucent, Ericsson, Huawei Technologies Co., Ltd., and Nortel Networks Corporation providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges that our products address.
     In the service layer technologies market, we face intense competition from a broader group of companies including appliance vendors such as Cisco, Fortinet, Inc., F5 Networks, Inc., Nortel and Riverbed Technology, Inc., and software vendors such as CheckPoint Software Technologies, Ltd. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges that our products address.
     In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressures faced by us. In this regard, Alcatel has recently combined with Lucent and Ericsson has recently acquired Redback. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, operating results and financial condition.
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
We are a party to lawsuits, which are costly to investigate and defend and, if determined adversely to us, could require us to pay damages, any or all of which could harm our business and financial condition.
     We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, the SEC and U.S. Attorney’s office have inquired regarding our stock option pricing practices, and we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found above in Part II, Item 1- Legal Proceedings. There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.
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
Our reported financial results could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.
     We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, this impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Further declines in our stock prices in the future as well as any marked decline in our level of revenues or gross margins increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
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
     We depend primarily on independent contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. Each of these factors could adversely affect our business and financial results.
Integration of past acquisitions and future acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.
     We have made, and may continue to make, acquisitions in order to enhance our business. In 2005 we completed the acquisitions of Funk, Acorn, Peribit, Redline and Kagoor. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. For example, although we completed the acquisition of NetScreen in April 2004, integration of the NetScreen products is a continuing activity and will be for the foreseeable future. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition.
     In addition, if we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business and financial condition may be adversely affected.
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
We are required to expense equity compensation given to our employees, which has reduced our reported earnings, will significantly harm our operating results in future periods and may reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.
     We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings, will significantly harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.
Our ability to process orders and ship products is dependent in part on our business systems and upon interfaces with the systems of third parties such as our suppliers or other partners. If our systems, the systems of those third parties or the interfaces between them fail, our business processes could be impacted and our financial results could be harmed.
     Some of our business processes depend upon our information technology systems and on interfaces with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted communications with China, where a significant part of our manufacturing occurs.
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
     Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in research and development and other parts of our business. Conversely, during 2001 and 2002, in response to downward trending industry and market conditions, we restructured our business and reduced our workforce. Many of our expenses, such as real estate expenses, can not be rapidly or easily adjusted as a result of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.
We are subject to risks arising from our international operations.
     We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenues and operations. In particular, in some countries we may experience reduced intellectual property protection. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we implement policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors and agents will not take actions in violations of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business.
While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.
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
     The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues.

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
     Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders of Juniper Networks, Inc. was held on May 18, 2006 at 1220 N. Mathilda Ave., Sunnyvale, California. The results of the voting on the matters submitted to the stockholders are as follows:
1.	To elect three members of the Company’s Board of Directors.

	Votes For	Withheld
Scott Kriens	475,527,212	20,224,555
Stratton Sclavos	352,088,449	143,683,318
William R. Stensrud	450,035,369	45,736,398
2.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006.

Votes for:	488,338,997
Votes against:	7,203,385
Abstain:	229,383
3.	To approve the Juniper Networks, Inc. 2006 Equity Incentive Plan, including approval of its material terms and performance goals for purposes of Internal Revenue Code Section 162(m).

Votes for:	321,800,004
Votes against:	76,103,624
Abstain:	260,399

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1
Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003)

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

Juniper Networks, Inc. March 9, 2007
By:	/s/ Robert R.B. Dykes
Robert R.B. Dykes
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.1
Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003)

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