Form 10-Q
period 2006-09-30
JUNIPER NETWORKS INC
filed 2007-03-09
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

EXPLANATORY NOTE
     In this Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2005, and the related consolidated statement of cash flows for the nine months ended September 30, 2005 as a result of an independent stock option investigation commenced by our Board of Directors and Audit Committee. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended December 31, 2006 to be filed with the SEC (the “2006 Form 10-K”), we are restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2005 and 2004, and our consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005 and unaudited condensed financial statements for the three months ended March 31, 2006.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net revenues:
Product	$467,237	$466,427	$1,410,152	$1,282,439
Service	106,330	79,926	297,598	206,054

Total net revenues	573,567	546,353	1,707,750	1,488,493
Cost of revenues:
Product(2)	140,787	132,239	421,221	366,410
Service(2)	49,398	39,522	142,834	104,992

Total cost of revenues	190,185	171,761	564,055	471,402

Gross margin	383,382	374,592	1,143,695	1,017,091
Operating expenses:
Research and development(2)	123,389	94,689	353,299	257,639
Sales and marketing(2)	139,370	118,169	404,800	314,865
General and administrative(2)	24,542	27,177	71,807	58,646
Amortization of purchased intangibles	23,028	22,991	69,436	61,441
Impairment of goodwill and intangible assets	—	—	1,283,421	—
In-process research and development	—	3,800	—	5,700
Other charges, net	15,310	(192)	21,064	(6,752)

Total operating expenses	325,639	266,634	2,203,827	691,539

Operating income (loss)	57,743	107,958	(1,060,132)	325,552
Interest and other income	28,610	15,567	73,366	40,062
Interest and other expense	(808)	(851)	(2,710)	(2,725)
Gain on investments	—	1,698	—	1,698

Income (loss) before income taxes	85,545	124,372	(989,476)	364,587
Provision for income taxes	27,271	40,876	82,943	118,743

Net income (loss)	$58,274	$83,496	$(1,072,419)	$245,844

Net income (loss) per share:
Basic	$0.10	$0.15	$(1.89)	$0.45

Diluted	$0.10	$0.14	$(1.89)	$0.41

Shares used in computing net income (loss) per share:
Basic	568,561	561,775	566,862	550,340

Diluted	599,626	606,327	566,862	597,341

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

(2)	Amortization of stock-based compensation relates to the following cost and expense categories by period:

Cost of revenues – Product	$484	$324	$1,481	$691
Cost of revenues – Service	1,617	350	4,471	1,208
Research and development	9,364	4,185	28,784	9,769
Sales and marketing	8,071	1,947	24,184	4,935
General and administrative	3,319	376	10,176	983

Total	$22,855	$7,182	$69,096	$17,586

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	September 30,	December 31,
	2006	2005(1)
		As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents(2)	$1,333,355	$918,401
Short-term investments(2)	514,218	510,364
Accounts receivable, net	285,459	268,907
Deferred tax assets, net	123,972	144,439
Prepaid expenses and other current assets	37,937	46,676

Total current assets	2,294,941	1,888,787
Property and equipment, net	335,830	319,885
Long-term investments(2)	566,475	618,342
Restricted cash	45,348	66,074
Goodwill	3,625,038	4,879,701
Purchased intangible assets, net	192,957	269,920
Long-term deferred tax assets, net	116,878	111,236
Other long-term assets	28,381	29,666

Total assets	$7,205,848	$8,183,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,512	$165,172
Accrued compensation	81,735	97,738
Accrued warranty	27,454	28,187
Deferred revenue	282,481	213,482
Income taxes payable	61,375	56,360
Other accrued liabilities	78,106	66,462

Total current liabilities	690,663	627,401
Long-term deferred revenue	63,477	39,330
Other long-term liabilities	24,861	28,687
Long-term debt	399,944	399,959

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 569,234 and 568,243 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	6	6
Additional paid-in capital	7,631,581	7,458,662
Deferred stock compensation	—	(17,700)
Accumulated other comprehensive loss	(1,467)	(8,324)
Accumulated deficit	(1,603,217)	(344,410)

Total stockholders’ equity	6,026,903	7,088,234

Total liabilities and stockholders’ equity	$7,205,848	$8,183,611

(1)	The condensed consolidated balance sheet as of December 31, 2005 has been restated to reflect the adjustments discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements.”

(2)	Total cash, cash equivalents, short-term and long-term investments were $2,414.0 million and $2,047.1 million as of September 30, 2006 and December 31, 2005, respectively.
See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
		As Restated (1)
Operating Activities:
Net (loss) income	$(1,072,419)	$245,844
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	129,074	99,717
Stock-based compensation	69,096	17,586
In-process research and development	—	5,700
Impairment of goodwill and intangible assets	1,283,421	—
Tax benefits from stock-based compensation	—	94,287
Excess tax benefits from stock-based compensation	(7,800)	—
Gain on investments	—	(1,698)
Other non-cash charges	1,122	1,366
Changes in operating assets and liabilities:
Accounts receivable, net	(15,609)	(43,481)
Prepaid expenses and other assets	27,066	(37,271)
Accounts payable	(6,206)	35,452
Accrued compensation	(16,004)	(12,090)
Accrued warranty	(1,264)	(1,347)
Other accrued liabilities	37,754	(16,179)
Deferred revenue	93,145	57,547

Net cash provided by operating activities	521,376	445,433
Investing Activities:
Purchases of property and equipment	(69,819)	(58,873)
Purchases of available-for-sale investments	(398,327)	(639,350)
Maturities and sales of available-for-sale investments	450,640	540,938
Changes in restricted cash	20,726	(7,100)
Minority equity investments	(3,090)	(9,823)
Payments for business acquisitions, net of cash and cash equivalents	(15,102)	(199,060)

Net cash used in investing activities	(14,972)	(373,268)
Financing Activities:
Proceeds from issuance of common stock	87,138	103,057
Purchases and subsequent retirement of common stock	(186,388)	—
Excess tax benefits from stock-based compensation	7,800	—

Net cash (used in) provided by financing activities	(91,450)	103,057

Net increase in cash and cash equivalents	414,954	175,222
Cash and cash equivalents at beginning of period	918,401	713,182

Cash and cash equivalents at end of period	$1,333,355	$888,404

Supplemental Disclosure of Non-Cash Investing Activities:
Common stock issued in connection with acquisitions	$10,343	$221,221
Stock options assumed in connection with acquisitions	$—	$65,185
Deferred stock compensation assumed in connection with acquisitions	$—	$19,035

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Description of Business
     Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs and sells products and services that together provide its customers with Internet Protocol (“IP”) networking solutions. The Company is organized into the following three operating segments: Infrastructure, Service Layer Technologies (“SLT”) and Service. The Company’s Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. The Company’s SLT segment offers solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, its secure networking solutions help enable its customers to convert networks that provide commoditized best efforts services into more valuable assets that provide differentiation, value and increased reliability and security to end users. The Company’s Service segment delivers world-wide services, including technical support, professional services, as well as a number of education and training programs, to customers of the Infrastructure and SLT segments.
Basis of Presentation
     The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Annual Report on Form 10-K (the “2006 Form 10-K”) to be filed with the Securities and Exchange Commission (the “SEC”).
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
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.
     SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair-value of stock options under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The fair value of a RSU is equivalent to the market price of the Company’s common stock on the grant date. The value of the portion of the stock-based award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in the period of grant if the requisite service period has been provided, in the Company’s Consolidated Statement of Operations.
     Stock-based compensation expense recognized is based on the fair value of the actual awards vested or expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2006 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach, as allowed under SFAS 123R. Compensation expense for all expected-to-vest stock-based awards that were granted on or prior to December 31, 2005 will continue to be recognized using the accelerated attribution method. Compensation expense for all expected-to-vest stock-based awards that were granted or modified subsequent to December 31, 2005 is recognized on a straight-line basis provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s stock-based compensation expense required under APB 25 and the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized for employee stock awards and past acquisitions in the Company’s consolidated statement of operations under the provisions of APB 25. In accordance with APB 25, no compensation expense was required for the employee stock purchases under the Company’s Employee Stock Purchase Plan under APB 25. Stock-based compensation expense recorded for the three and nine months ended September 30, 2005 was $7.2 million and $17.6 million, respectively, was related to employee stock-based awards and stock options, RSUs, employee stock purchases under the Company’s Employee Stock Purchase Plan, as well as the incremental fair value assumed from acquisitions. As a result of adopting SFAS 123R, stock-based compensation recorded for the three and nine months ended September 30, 2006 was $22.9 million and $69.1 million, respectively, or $20.2 million and $58.0 million higher than which would have been reported had the Company continued to account for stock-based compensation under APB 25. Net income for the three and nine months ended September 30, 2006 was approximately $13.9 million and $40.0 million, respectively, lower than that which would have been reported had the Company continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions and employee stock-based awards of $17.7 million has been reclassified to additional paid-in capital in the Company’s condensed consolidated balance sheet upon the adoption of SFAS 123R on January 1, 2006. Additional information is discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” and Note 6, “Stockholders’ Equity.”
     In accordance with SFAS 123R, the Company has presented as financing cash flows the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options beginning in 2006. Tax benefits from employee stock plans of $7.8 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for the nine months ended September 30, 2006. Prior to the adoption of SFAS 123R, tax benefits from employee stock plans were presented as operating cash flows.
     The following table summarizes the pro forma net income and earnings per share, net of related tax effect, had the Company applied the fair value recognition provisions of SFAS 123 to employee stock benefits (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	As Restated (1)	As Restated (1)
Net income as reported	$83.5	$245.8
Add: amortization of deferred stock compensation included in reported net income, net of tax	4.6	11.3
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(35.6)	(100.7)

Pro forma net income	$52.5	$156.4

Basic net income per share:
As reported	$0.15	$0.45
Pro forma	$0.09	$0.28
Diluted net income per share:
As reported	$0.14	$0.41
Pro forma	$0.09	$0.26

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

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
     There was no impairment of goodwill or intangibles during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company recognized non-cash impairment charges of $1,280.0 million relating to goodwill and $3.4 million relating to intangible assets.
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
     In September 2006, the SEC Staff published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors’ on the income statements as well as the balance sheets. SAB 108 does not change the requirements under SAB 99 regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect any material impact on its financial statements from the adoption of this guidance.
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
Note 2. Restatement of Condensed Consolidated Financial Statements
     Restatement of Previously Issued Financial Statements
     In this Form 10-Q, Juniper Networks is restating its condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2005, and the related consolidated statement of cash flows for the nine months ended September 30, 2005 as a result of an independent stock option investigation commenced by the Company’s Board of Directors and Audit Committee. In the Company’s 2006 Form 10-K for the year ended December 31, 2006 to be filed with the SEC (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004. The 2006 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003, and 2002. In addition, the Company is restating its unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
     Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by Juniper Networks prior to August 10, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company, prior to August 10, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Form 10-Q and Form 8-K filed by the Company with the SEC on or after August 10, 2006.
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

     In addition to the $894.7 million recognized through fiscal 2005, $2.1 million of unamortized deferred compensation remained as of December 31, 2005, bringing the total incremental impact from the investigation to approximately $896.8 million. As required by SFAS 123R which was adopted on January 1, 2006, the unamortized deferred compensation of $2.1 million has been reclassified to additional paid-in capital, along with the unamortized deferred compensation for stock options assumed from past acquisitions, in the Company’s consolidated balance sheet. Beginning in 2006, the incremental amortization resulting from the investigation is included in stock-based compensation expense under the provisions of SFAS 123R. The incremental expense from the restatement of employee stock options is insignificant for the three and nine months ended September 30, 2006.
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
     The following table presents the effect of the related adjustments on the pro forma calculation of the net income and net income per share for the three and nine months ended September 30, 2005, respectively (in millions, except per share amounts):

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Net income	$84.1	$(0.6)	$83.5	$248.5	$(2.7)	$245.8
Add: Stock-based employee compensation expense included in reported net income	4.0	0.6	4.6	8.6	2.7	11.3

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(26.4)	(9.2)	(35.6)	(78.4)	(22.3)	(100.7)

Pro forma net income (loss)	$61.7	$(9.2)	$52.5	$178.7	$(22.3)	$156.4

Net income per share — basic, as reported	$0.15	$—	$0.15	$0.45	$—	$0.45

Net income (loss) per share — basic, pro forma	$0.11	$(0.02)	$0.09	$0.32	$(0.04)	$0.28

Net income per share — diluted, as reported	$0.14	$—	$0.14	$0.42	$(0.01)	$0.41

Net income (loss) per share — diluted, pro forma	$0.10	$(0.01)	$0.09	$0.29	$(0.03)	$0.26

     Other Matters
     After considering all available evidence, primarily the then current 2005 operating projections of future income, which remain appropriate, management has concluded that the previously recorded valuation allowance related to the tax benefit of stock options deductions should have been reversed in the fourth quarter of 2005. Accordingly, the Company decreased the valuation allowance as of December 31, 2005 by $158.0 million with a corresponding credit to additional paid-in capital. The remaining valuation allowance balance of $40.6 million relates to capital losses that will carry forward to offset future capital gains.
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
     Effects of the Restatement Adjustments
     The following table presents the effect of the stock-based compensation and related tax adjustments upon the Company’s previously reported condensed consolidated statements of operations (in millions):

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
Net revenues:
Product	$466.4	$—	$466.4	$1,282.4	$—	$1,282.4
Service	80.0	—	80.0	206.1	—	206.1

Total net revenues	546.4	—	546.4	1,488.5	—	1,488.5
Cost of revenues:
Product(2)	132.4	(0.1)	132.3	366.2	0.2	366.4
Service(2)	39.4	0.1	39.5	104.7	0.3	105.0

Total cost of revenues	171.8	—	171.8	470.9	0.5	471.4

Gross margin	374.6	—	374.6	1,017.6	(0.5)	1,017.1
Operating expenses:
Research and development(2)	94.4	0.3	94.7	256.1	1.5	257.6
Sales and marketing(2)	117.8	0.4	118.2	313.3	1.6	314.9
General and administrative(2)	27.1	0.1	27.2	58.5	0.1	58.6
Amortization of purchased intangibles	23.0	—	23.0	61.4	—	61.4
In-process research and development	3.8	—	3.8	5.7	—	5.7
Other charges, net	(0.2)	—	(0.2)	(6.7)	—	(6.7)

Total operating expenses	265.9	0.8	266.7	688.3	3.2	691.5

Operating income	108.7	(0.8)	107.9	329.3	(3.7)	325.6
Interest and other income	15.6	—	15.6	40.0	—	40.0
Gain on investments	1.7	—	1.7	1.7	—	1.7
Interest and other expense	(0.8)	—	(0.8)	(2.7)	—	(2.7)

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
Income before income taxes	125.2	(0.8)	124.4	368.3	(3.7)	364.6
Provision (benefit) for income taxes	41.1	(0.2)	40.9	119.8	(1.0)	118.8

Net income	$84.1	$(0.6)	$83.5	$248.5	$(2.7)	$245.8

Net income per share:
Basic	$0.15	$—	$0.15	$0.45	$—	$0.45

Diluted	$0.14	$—	$0.14	$0.42	$(0.1)	0.41

Shares used in computing net income per share:
Basic	$561.8	$—	$561.8	$550.3	$—	$550.3

Diluted	$605.4	$0.9	$606.3	$596.0	$1.3	$597.3

(1)	Prior Period amounts have been reclassified in order to conform to the current year presentation.

(2)	Amortization of stock-based compensation included in the following cost and expense categories by period:

Cost of revenues — Product	$0.4	$(0.1)	$0.3	$0.5	$0.2	$0.7
Cost of revenues — Service	0.3	0.1	0.4	0.9	0.3	1.2
Research and development	3.8	0.4	4.2	8.3	1.5	9.8
Sales and marketing	1.6	0.3	1.9	3.3	1.6	4.9
General and administrative	0.3	0.1	0.4	0.8	0.1	0.9

Total	$6.4	$0.8	$7.2	$13.8	$3.7	$17.5

     The following table presents the effect of the stock-based compensation, related tax impact and other adjustments upon the Company’s previously reported condensed consolidated balance sheet as of December 31, 2005 (in millions):

	December 31, 2005
	As previously
	reported	Adjustments		As restated
ASSETS
Current assets:
Cash and cash equivalents	$918.4	$—		$918.4
Short-term investments	510.4	—		510.4
Accounts receivable, net	268.9	—		268.9
Deferred tax assets, net	74.1	70.3	(E)	144.4
Prepaid expenses and other current assets	46.7	—		46.7

Total current assets	1,818.5	70.3		1,888.8
Property and equipment, net	319.9	—		319.9
Long-term investments	618.3	—		618.3
Restricted cash	66.1	—		66.1
Goodwill	4,904.2	(24.5	) (D)	4,879.7
Purchased intangible assets, net	269.9	—		269.9
Long-term deferred tax assets, net	—	111.2	(E)	111.2
Other assets	29.7	—		29.7

Total assets	$8,026.6	$157.0		$8,183.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165.2	$—		$165.2
Accrued compensation	97.7	—		97.7
Accrued warranty	28.2	—		28.2
Deferred revenue	213.5	—		213.5
Income taxes payable	56.4	—		56.4
Other accrued liabilities	66.4	—		66.4

Total current liabilities	627.4	—		627.4

Long-term deferred revenue	39.3	—		39.3
Other long-term liabilities	60.2	(31.5	) (E)	28.7
Long-term debt	400.0	—		400.0
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—		—

	December 31, 2005
	As previously
	reported	Adjustments		As restated
Additional paid-in capital	6,432.0	1,026.6	(A)(B)(C)(D)(E)	7,458.6
Deferred stock compensation	(15.6)	(2.1	) (C)	(17.7)
Accumulated other comprehensive (loss) gain	(8.3)	—		(8.3)
Retained earnings (accumulated deficit)	491.6	(836.0	) (A)(B)	(344.4)

Total stockholders’ equity	6,899.7	188.5		7,088.2

Total liabilities and stockholders’ equity	$8,026.6	$157.0		$8,183.6

(A)	Includes impact of $772.4 million, net of tax, increase in additional paid-in capital with corresponding decrease in retained earnings (accumulated deficit) related stock-based compensation from the investigation.

(B)	Includes impact of a $63.6 million increase in additional paid-in capital with a corresponding decrease in retained earnings (accumulated deficit) related to misclassified losses from the retirement of the Company’s treasury shares.

(C)	Includes impact of $2.1 million increase in additional paid-in capital with a corresponding increase in deferred compensation related to unamortized stock-based compensation.

(D)	Includes impact of $24.5 million decrease in additional paid-in capital with corresponding decrease in goodwill related to misclassified tax benefit from deductions from stock options assumed in acquisitions.

(E)	Includes impact of $158.0 million and $55.0 million increases in additional paid-in capital with a corresponding decrease in the valuation allowance related to deferred tax assets from stock options deductions and on stock-based compensation from the investigation, respectively. Amounts impact current and long-term net deferred tax assets.
     The effect of restatement adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

	Common Stock &
	Additional Paid-In	Deferred Stock		Net Impact to
Fiscal Year	Capital	Compensation	Accumulated Deficit	Stockholders’ Equity
1998	$—	$—	$—	$—
1999	215.3	(200.0)	(15.3)	—
2000	479.6	(278.0)	(201.6)	—
2001	74.9	413.2	(488.1)	—
2002	21.5	26.5	(48.0)	—
2003	(10.6)	19.2	(8.6)	—
2004	41.3	11.3	(71.1)	(18.5)
2005	204.6	5.7	(3.3)	207.0

Total	$1,026.6	$(2.1)	$(836.0)	$188.5

     The following table presents the effects of the restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows (in millions):

	Nine months ended September 30, 2005
	As previously
	reported	Adjustments	As restated
Operating Activities
Net Income	$248.5	$(2.7)	$245.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	99.7	—	99.7
Stock-based compensation	13.9	3.7	17.6
In-process research and development	5.7	—	5.7
Non-cash portion of debt issuance costs and disposal of property and equipments	1.4	—	1.4
Gains on investments	(1.7)	—	(1.7)
Tax benefits from stock-based compensation	95.3	(1.0)	94.3
Changes in operation assets and liabilities:
Accounts receivable, net	(43.5)	—	(43.5)
Prepaid expenses, other current assets and other long-term assets	(37.3)	—	(37.3)
Accounts payable	35.5	—	35.5
Accrued compensation	(12.1)	—	(12.1)
Accrued warranty	(1.3)	—	(1.3)
Other accrued liabilities	(16.2)	—	(16.2)
Deferred revenue	57.5	—	57.5

Net cash provided by operating activities	445.4	—	445.4

Investing Activities
Purchases of property and equipment	(58.9)	—	(58.9)
Purchases of available-for-sale investments	(639.3)	—	(639.3)
Maturities and sales of available-for-sale investments	540.9	—	540.9
Increase in restricted cash	(7.1)	—	(7.1)
Minority equity investments	(9.8)	—	(9.8)
Payments for business acquisitions, net of cash and cash equivalents	(199.1)	—	(199.1)

Net cash used in investing activities	(373.3)	—	(373.3)

	Nine months ended September 30, 2005
	As previously
	reported	Adjustments	As restated
Financing Activities
Proceeds form issuance of common stock	103.1	—	103.1
Purchases and subsequent retirement of common stock	—	—	—
Tax benefits from stock-based compensation	—	—	—

Net cash provided by financing activities	$103.1	$—	$103.1

Net increase in cash and cash equivalents	$175.2	$—	$175.2
Cash and cash equivalents at beginning of period	$713.2	$—	$713.2

Cash and cash equivalents at end of period	$888.4	$—	$888.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Beginning balance	$3,627.2	$4,557.6	$4,879.6	$4,409.4
Goodwill acquired during the period	—	250.6	—	393.2
Impairment of goodwill	—	—	(1,280.0)	—
Escrow and other additions to existing goodwill	(2.2)	(0.2)	25.4	5.4

Ending balance	$3,625.0	$4,808.0	$3,625.0	$4,808.0

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     In the three months ended June 30, 2006, the Company concluded that the carrying value of goodwill for the SLT segment was impaired and recorded a goodwill impairment charge of $1,280.0 million which is included in the Company’s consolidated statements of operations for nine months ended September 30, 2006. There was no impairment of goodwill in the three months ended September 30, 2006. The Company made its determination to perform an impairment review in the early May 2006 time frame. A significant portion of the goodwill was initially recorded based on stock prices at the time related merger agreements were executed and announced. The impairment of goodwill was primarily attributable to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. The first step of the impairment test compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. The Company determined that it has four reporting units at the time of the impairment test, consisting of Infrastructure and Service which were the same as the respective segments and Security and Application Acceleration which were the two components of the SLT segment. The Company utilized independent external service providers to calculate the fair value of the reporting units using a combination of the income and market approaches. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of undiscounted future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing to available market data. In determining the carrying value of the reporting unit, the Company allocated the fair values of shared tangible net assets to each reporting unit based on revenue. As the fair values of the Security and Application Acceleration reporting units were lower than the allocated book values, the Company performed step two of the goodwill impairment calculation for those two reporting units within the SLT segment.
     During the second step of the goodwill impairment review, management estimated the fair value of the Company’s tangible and intangible net assets with the assistance of independent external service providers. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the residual value of goodwill. Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges. There was no goodwill impairment during the three and nine months ended September 30, 2005.

     In the nine months ended September 30, 2006, increases to goodwill are primarily related the distribution of $15.1 million in cash for the resolution of certain indemnity obligations for the Redline Networks, Inc. (“Redline”) and Kagoor Networks, Inc. (“Kagoor”) acquisitions and the release of 0.8 million shares of common stock held in escrow with a total market value of $10.3 million in conjunction with the resolution of certain indemnity obligations associated with the Peribit Networks, Inc. (“Peribit”) acquisition. The decrease in goodwill in the three months ended September 30, 2006 of $2.2 million is primarily related to changes in the market value of the common stock related to the Peribit escrow between the resolution date and the release date. In the nine months ended September 30, 2005, increases to goodwill of $5.4 million was primarily related to the resolution of certain earn-out obligations associated with the acquisition of NetScreen Technologies, Inc. (“NetScreen”).
     Restated year end balances include $6.0 million and $18.5 million decreases in goodwill for 2005 and 2004, respectively, related to misclassified tax benefits from deductions from stock options assumed in acquisitions.
Purchased Intangible Assets
     The following is a summary of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of September 30, 2006:
Technologies and patents	$379.6	$(221.5)	$158.1
Other	68.9	(34.0)	34.9

Total	$448.5	$(255.5)	$193.0

As of December 31, 2005:
Technologies and patents	$382.4	$(156.3)	$226.1
Other	69.5	(25.7)	43.8

Total	$451.9	$(182.0)	$269.9

     For the nine months ended September 30, 2006, the Company recorded an impairment charge of $3.4 million due to a significant decrease in forecasted cash flows associated with its stand-alone session border control (“SBC”) products in the second quarter of 2006. There were no impairment charges in the three months ended September 30, 2006.
     There were no additions to purchased intangible assets during the three and nine months ended September 30, 2006. Amortization expense of purchased intangible assets of $24.4 million and $23.0 million were included in operating expenses and cost of product revenue for the three months ended September 30, 2006 and 2005, respectively, and $73.5 million and $61.4 million for the nine months ended September 30, 2006 and 2005, respectively.
     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year Ending December 31,	Amount
2006 (remaining three months)	$24.4
2007	91.9
2008	45.2
2009	17.9
2010	4.1
Thereafter	9.5

Total	$193.0

Note 4. Other Financial Information
Investments
     The following is a summary of the Company’s available-for-sale investments, at fair value (in millions):

	As of
	September 30,	December 31,
	2006	2005
Commercial paper	$—	$8.0
Government securities	350.0	319.6
Corporate debt securities	637.2	700.7
Asset-backed securities and equity securities	92.7	95.5
Other	0.8	4.9

Total	$1,080.7	$1,128.7

Reported as:
Short-term investments	$514.2	$510.4
Long-term investments	566.5	618.3

Total	$1,080.7	$1,128.7

Restricted Cash
     Restricted cash as of September 30, 2006 and December 31, 2005 consisted of escrow accounts required by certain acquisitions and the Directors & Officers (“D&O”) trust. In the three months ended September 30, 2006, the Company reduced restricted cash by $2.0 million related to the cash distribution for the partial resolution of certain indemnity obligations for the Kagoor acquisition. In the nine months ended September 30, 2006, the Company reduced restricted cash by $20.8 million, of which $5.9 million was related to the removal of deposit requirements for standby letters of credits issued for facility leases, and $15.1 million was related to the cash distributions for the resolution of certain indemnity obligations for the Redline and Kagoor acquisitions. During the nine months ended September 30, 2005, the Company added $20.0 million to restricted cash for the escrow accounts established in connection with the Kagoor and Redline acquisitions.
Minority Equity Investments
     As of September 30, 2006 and December 31, 2005, the carrying values of the Company’s minority equity investments in privately held companies of $16.3 million and $13.2 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. There was no additional minority equity investment in privately-held companies during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company made minority equity investments of $3.1 million in privately-held companies. During the three and nine months ended September 30, 2005, the Company invested $10.0 million and $11.0 million, respectively, in privately held companies and recognized a gain of $1.7 million resulting from the sale of the one of the Company’s portfolio companies with a cost basis of $1.0 million. There was no gain or impairment against the Company’s minority equity investments in the three and nine months ended September 30, 2006.
Warranties
     As of September 30, 2006 and December 31, 2005, warranty reserve was $34.1 million and $35.3 million, respectively. Changes in the Company’s warranty reserve are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$35.2	$36.1	$35.3	$38.9
Provisions made during the period	6.8	12.2	27.3	22.8
Changes in estimates	(1.5)	(1.3)	(4.7)	(2.5)
Actual costs incurred during the period	(6.4)	(9.3)	(23.8)	(21.5)

Ending balance	$34.1	$37.7	$34.1	$37.7

Reported as:
Current	$27.5	$30.9	$27.5	$30.9
Non-current (included in other long-term liabilities)	6.6	6.8	6.6	6.8

Ending balance	$34.1	$37.7	$34.1	$37.7

Deferred Revenue
     Deferred revenue consists of the following (in millions):

	As of
	September 30,	December 31,
	2006	2005
Service	$267.2	$201.7
Product	78.8	51.1

Total	$346.0	$252.8

Reported as:
Current	$282.5	$213.5
Non-current	63.5	39.3

Total	$346.0	$252.8

Other Charges
     Other charges recognized consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restructuring charges	$—	$—	$0.6	$—
Acquisition related charges	1.4	(0.2)	4.1	(6.8)
Stock option investigation costs	11.4	—	13.9	—
Tax related charges	2.5	—	2.5	—

Total	$15.3	$(0.2)	$21.1	$(6.8)

  Restructuring Charges
     Restructuring charges were based on Juniper Networks’ restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
     2006 Restructuring Plan. In June 2006, the Company implemented a restructuring plan which provided for a reduction of 33 employees within the Infrastructure segment during the second and third quarters of 2006. Total accrual of $0.7 million, consisting primarily of severance charges, was recognized as restructuring expense in the nine months ended September 30, 2006. In the three and nine months ended September 30, 2006, the Company paid $0.5 million and $0.6 million in severance payments, respectively. As of September 30, 2006, the Company had restructuring reserve of $0.1 million, relating to facility charges, in short-term liabilities in its condensed consolidated balance sheet. In addition to the restructuring charges included in operating expense, the Company also recorded $1.4 million of restructuring charges in cost of product revenue in 2006.
     Pre-2006 Restructuring Plans. As of September 30, 2006, the Company had restructuring reserves of $1.1 million and $0.6 million pertaining to future facility charges accrued in connection with the discontinuance of the CMTS products and the acquisition of Unisphere Networks, Inc. (“Unisphere”), respectively. During the three and nine months ended September 30, 2006, the Company paid an immaterial amount for facility charges associated with its restructuring plans initiated prior to 2006. The Company expects to pay these obligations over the life of the related obligations, which extends through 2009.
  Acquisition Related Charges
     Acquisition related charges include acquisition related restructuring and bonus expenses. In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges. During the three months ended September 30, 2006, the Company paid $0.4 million primarily for the facility related charges associated with its acquisition related restructuring reserves. As of September 30, 2006, approximately $4.5 million of the Company’s acquisition related restructuring reserves remained unpaid, of which $2.7 million and $1.8 million was recorded in other short-term liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2005, the Company reversed its previously accrued acquisition related restructuring charges by $0.2 million due to the additional facility sublease income for a former NetScreen Technologies, Inc. (“NetScreen”) facility and by $6.8 million due primarily to the Company’s re-occupation of the NetScreen building. As of December 31, 2005, approximately $6.9 million of the Company’s acquisition related restructuring reserves remained unpaid, of which $3.6 million and $3.3 million was recorded in other short-term liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheet.
     During the three and nine months ended September 30, 2006, the Company recognized bonus and earn-out compensation expense of $1.4 million and $4.2 million, respectively, associated with its past acquisitions.
  Stock Option Investigation Costs
     In connection with the stock option investigation, the Company incurred legal and professional fees of $11.4 million and $13.9 million during the three and nine months ended September 30, 2006. As of September 30, 2006, the investigation was not complete and additional charges are expected in future periods.

  Tax Related Charges
     The Company recorded $2.5 million in operating expense in the three and nine months ended September 30, 2006 in connection with certain tax related items. The Company expects to incur future charges to resolve the adverse tax consequences of incorrectly priced options.
Other Comprehensive Income
     Other comprehensive income was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net income (loss)	$58.3	$83.5	$(1,072.4)	$245.8
Reclassification of net losses on investments realized and included in net income	—	0.2	—	0.7
Change in net unrealized gain (loss) on investments	6.3	(2.3)	4.3	3.6
Change in foreign currency translation adjustment	0.7	(0.3)	2.6	(2.8)

Total comprehensive income (loss)	$65.3	$81.1	$(1,065.5)	$247.3

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
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
     Derivatives used to hedge certain forecasted foreign currency transactions relating to operating expenses are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2006 and 2005, respectively, in interest and other expense in its condensed consolidated statements of operations.
Note 5. Net Income per Share
     The calculation of basic and diluted net income per share is summarized as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Numerator:
Net income (loss)	$58.3	$83.5	$(1,072.4)	$245.8

Denominator:
Weighted-average shares of common stock outstanding	568.6	561.8	566.9	550.5
Weighted-average shares subject to repurchase	—	—	—	(0.2)

Denominator for basic net income (loss) per share	568.6	561.8	566.9	550.3
Common stock equivalents	31.0	44.5	—	47.0

Denominator for diluted net income per share	599.6	606.3	566.9	597.3

Consolidated net income (loss) per share:
Basic	$0.10	$0.15	$(1.89)	$0.45

Diluted	$0.10	$0.14	$(1.89)	$0.41

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

     Net income for the three and nine months ended September 30, 2006 included pre-tax stock-based compensation expense of $22.9 million and $69.1 million, respectively. These charges related to employee stock options, RSUs, employee stock purchases under the Company’s Employee Stock Purchase Plan and acquisitions reflecting the fair value recognition provisions under SFAS 123R. Net income for the three and nine months ended September 30, 2005 included stock-based compensation expense of $7.2 million and $17.6 million, respectively, for employee stock-based compensation and stock options assumed from past acquisitions. No stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was included in the results of operations in the three and nine months ended September 30, 2005 as the Company adopted SFAS 123R using the modified prospective method and, therefore, did not restate its operating results prior to 2006 as if SFAS 123R were applied to the earlier periods. See Note 6 for additional information.
     For the three and nine months ended September 30, 2006, approximately 58.8 million and 85.2 million common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2005, approximately 29.2 million and 28.2 million common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Note 6. Stockholders’ Equity
Stock Repurchase Activities
     In July 2004, the Company’s Board of Directors (“the Board”) authorized a stock repurchase program. This program authorized repurchases of up to $250.0 million of the Company’s common stock. In the nine months ended September 30, 2006, the Company repurchased 10,071,100 common shares at an average price of $18.51 per share as part of this stock repurchase program. No shares were repurchased in the second and third quarters of 2006. As of September 30, 2006, a total of 12,939,700 common shares had been repurchased and retired since the inception of the program, equating to approximately $250.0 million at an average price of $19.32 per share. The purchase price of $186.4 million for the shares of the Company’s stock repurchased in 2006 was reflected as a reduction to retained earnings.
     In July 2006, the Company’s Board approved a new stock repurchase program authorizing the Company to repurchase up to $1.0 billion of Juniper Networks’ common stock under this program. In February 2007, the Company’s Board approved an increase of $1.0 billion under this new stock repurchase program. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company is authorized to repurchase up to a total of $2.0 billion of its common stock. Purchases under this plan will be subject to a review of the circumstances in place at the time. Acquisitions under the share repurchase program will be made from time to time as permitted by securities laws and other legal requirements. The program may be discontinued at any time.
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
     Under the 1996 Plan, incentive stock options may not be granted at an exercise price less than the fair market value per share of the common stock on the date of grant. The Company has not granted incentive stock options since June 1999. Non-statutory stock options may be granted under the terms of the plan at an exercise price determined by the Board of Directors or a committee authorized by the Board of Directors. See Note 2, “Restatement of Condensed Consolidated Financial Statements.” Vesting and exercise provisions were permitted to be determined under the terms of the plan by the Board of Directors or a committee authorized by the Board. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. Options granted to consultants were in consideration for the fair value of services previously rendered, are not contingent upon future events and were expensed in the period of grant. See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
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
2006 Equity Incentive Plan
     On May 18, 2006, the Company’s stockholders adopted the 2006 Plan to enable the granting of incentive stock options, non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units or dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the Company’s non-employee members of the Board (“outside directors”).
     The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the 1996 Plan and 2000 Plan that subsequently expired unexercised after May 18, 2006 up to a maximum of 75,000,000 additional shares of the common stock. Restricted stock or RSUs with a per share or unit purchase price lower than 100% of market price of the Company’s common stock on the day of the grant shall be counted as two and one-tenth shares for every one share. To the extent a 2006 Plan award is settled in cash rather than stock, such cash payment shall not reduce the number of shares available for issuance under the 2006 Plan. No restricted stock, stock appreciation right, performance share, performance unit, deferred stock unit or dividend equivalent has been issued as of September 30, 2006. In the case of a restricted stock or performance share award, the entire number of shares subject to such award would be issued at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock or performance share award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes.
     Incentive stock options are granted at an exercise price of not less than the fair market value of the Company’s common stock on the date such option is granted. The exercise price of an incentive stock option granted to a 10% or greater stockholder may not be less than 110% of the fair market value of the common stock on the grant date. Vesting and exercise provisions are determined by the Board, or an authorized committee of the Board. Stock options granted under the 2006 Plan generally vest and become exercisable over a four year period. Restricted stock, performance shares, RSUs or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three year anniversary of the grant date. In the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one year anniversary of the grant date. Options granted under the 2006 Plan have a maximum term of seven years from the grant date while incentive stock options granted to a 10% or greater stockholder have a maximum term of five years from the grant date.
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
Plans Assumed Upon Acquisition
     In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. During the nine months ended September 30, 2006, 333 shares of restricted common stock were repurchased at an average price of $0.35 per share in connection with employee terminations. No restricted stock was repurchased in the three months ended September 30, 2006. There were zero shares of restricted stock subject to repurchase as of September 30, 2006.
Equity Award Activity
     In the three and nine months ended September 30, 2006, the Company granted 0.2 million and 3.2 million RSUs, respectively, to its employees under the 1996 Plan and the 2006 Plan. Such awards generally vest over a period of three or four years from the date of grant. RSUs do not have the voting rights of common stock and the shares underlying the RSUs are not considered issued and outstanding until vested. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. The Company granted 3.2 million and 13.4 million of RSUs and employee stock options, respectively, under the 1996 Plan and the 2006 Plan during the three and nine months ended September 30, 2006, respectively. The total weighted-average grant date fair value was $20.5 million and $230.8 million for the RSUs and stock option awards granted during the three and nine months ended September 30, 2006, respectively.
     The Company’s award activities and related information as of and for the nine months ended September 30, 2006 are summarized as follows (share data presented in thousands):

		Outstanding Options
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(in dollars)	(In years)	(In thousands)
Balance at January 1, 2006	78,478	85,153	$17.79	—	—
RSUs granted(4)	(3,579)	—	—	—	—
Options granted	(13,362)	13,362	17.27	—	—
RSUs canceled	93	—	—	—	—
Options canceled(2)	2,277	(3,699)	16.45	—	—
Options expired(2)	3,496	(3,654)	25.56	—	—
Shares discontinued(3)	(70,242)	—	—	—	—
Shares authorized under the 2006 Plan	64,500	—	—	—	—
Options exercised	—	(9,312)	6.91	—	—

Balance at September 30, 2006	61,661	81,850	$18.66	6.5	$250,180

(1)	Shares available for grant under the 1996 Plan, the 2000 Plan and the 2006 Plan, as applicable.

(2)	Canceled or expired options under the 1996 Plan, the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(3)	Authorized shares not subject to outstanding awards under the 1996 Plan and the 2000 Plan as of May 18, 2006 were canceled.

(4)	RSUs granted under the 2006 Plan are counted as two and one-tenth shares of common stock for each share subject to such RSU.

     The Company’s vested or expected to vest stock and exercisable options as of September 30, 2006 are summarized as follows:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected to vest options	78,768	$18.70	5.9	$246,475
Exercisable options	61,940	19.00	6.4	223,089
     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $17.28 as of September 30, 2006, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised was $9.2 million and $107.8 million for the three and nine months ended September 30, 2006, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option.
     The following schedule summarizes information about stock options outstanding under all option plans as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$0.07 - $5.69	10,656	4.6	$4.15	10,225	$4.25
$5.70 - $10.31	10,656	5.8	9.68	10,216	9.76
$10.54 - $15.32	9,863	6.9	14.55	4,252	14.55
$15.41- $18.96	11,342	6.2	17.92	2,840	17.23
$19.03 - $22.59	9,187	8.0	21.82	5,277	22.27
$22.97 - $24.02	6,451	8.9	23.51	6,289	23.49
$24.14 - $24.14	8,785	8.0	24.14	8,683	24.14
$24.53 - $29.19	8,945	7.3	26.99	8,193	26.92
$29.93 - $115.48	5,953	3.3	37.84	5,953	37.84
$183.06 - $183.06	12	4.0	183.06	12	183.06

$0.07 - $183.06	81,850	6.5	$18.66	61,940	$19.00

     In addition to the 81.8 million outstanding stock options, the Company also had 3.0 million RSUs outstanding as of September 30, 2006.
     The following schedule summarizes information about the Company’s RSUs as of September 30, 2006:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding RSUs	2,975	—	2.0	$51,407
Vested and expected to vest RSUs	2,320	—	1.9	40,081
     None of the outstanding RSUs were vested as of September 30, 2006. These RSUs have been deducted from the shares available for grant under the Company’s stock option plans.
     Total fair value of options vested during the three and nine months ended September 30, 2006 was $23.2 million and $84.7 million, respectively. As of September 30, 2006, approximately $121 million of total unrecognized compensation cost related to stock options and RSUs is expected to be vested and recognized over a weighted-average period of 1.4 years and 2.0 years.

     No non-vested restricted stock was granted during the three and nine months ended September 30, 2006 and 2005. Forfeitures and vesting of the non-vested restricted stock were immaterial during the three and nine months ended September 30, 2006 and 2005. Total non-vested restricted stock outstanding at September 30, 2006 was immaterial.
     Extension of Stock Option Exercise Periods for Former Employees
     The Company cannot issue any securities under its registration statements on Form S-8 during the period it is not current in its SEC reporting obligations for filing its periodic reports on the Securities Exchange Act of 1934. As a result, options vested and held by the Company’s former employees cannot be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations have been met (the “trading black-out period”). During 2006, approximately 400,000 such options were due to expire. The Company extended the expiration date of these stock options to the end of a 30–day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, the fair value of such stock options have been reclassified to current liabilities subsequent to the modification and are subject to mark-to-market provisions at the end of each reporting period until final settlement. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded an aggregate fair value of approximately $1.4 million under current liabilities as of September 30, 2006. Any changes to the fair values of these options in future periods until settlement will be expensed in the Company’s consolidated statements of operations in the period of change.
Employee Stock Purchase Plan
     In April 1999, the Board approved the adoption of Juniper Networks’ 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the respective offering period or on the last day of the applicable offering period. On December 16, 2005, the Board amended the Company’s ESPP to eliminate the ability of a participant under the ESPP to increase the rate of his/her payroll deductions during any offering period (as defined in the ESPP). This change was effective beginning with the offering period commencing on February 1, 2006. The Company issued 716,125 shares and 1,031,704 shares of its common stock under the ESPP in January 2006 and July 2006, respectively. For the three and nine months ended September 30, 2006, pre-tax compensation expense related to the common stock issued under the ESPP was $1.4 million and $6.6 million, respectively. Compensation expense for ESPP in the same 2005 periods was only required as a footnote disclosure prior to the adoption of SFAS 123R. As a result of the Company’s failure to file its Quarterly Reports on Form 10-Q for the second and third quarters of 2006, the Company has suspended its employee payroll withholdings for the purchase of its common stock under the ESPP from August 2006 through the filing of all its required regulatory reports. In January 2007, the Board of Directors approved a delay of the start of next offering period from February 1, 2007 to April 1, 2007 (such offering period will end on July 31, 2007).
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
     In 2006, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant. As a result, the expected term assumption used in the three and nine months ended September 30, 2006 reflects the shorter contractual life of the new option awards granted during the period.
     The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Employee Stock Options:
Dividend yield	—	—	—	—
Volatility factor	41%	41%	39%	41%
Risk-free interest rate	4.9%	4.2%	4.8%	3.9%
Expected life (years)	3.5	4.4	3.5	4.4
Weighted-average fair value of options granted during the periods	$5.2	$9.2	$6.0	$9.2

Employee Stock Purchase Plan:
Dividend yield	—	—	—	—
Volatility factor	35%	40%	33%	35%
Risk-free interest rate	4.6%	2.8%	4.2%	3.3%
Expected life (years)	0.5	0.5	0.5	0.5
Weighted-average fair value of employee stock purchases during the periods	$4.7	$6.6	$5.2	$6.2
Weighted-average fair value of RSUs granted during the periods	$14.1	$—	$18.5	$—

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
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
     The primary financial measure used by the management in assessing performance and allocating resources to the segments is management operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs, such as standard costs, research and development, and product marketing expenses, are generally applied directly to each operating segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each operating segment based on factors including headcount and revenue.

     Financial information for each operating segment used by management to make financial decisions and allocate resources is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated(1)		As Restated(1)
Net Revenues:
Infrastructure	$345.6	$358.4	$1,060.8	$994.3
Service Layer Technologies	121.7	108.1	349.4	288.1
Service	106.3	79.9	297.6	206.1

Total net revenues	$573.6	$546.4	$1,707.8	$1,488.5

Operating income (loss):
Management operating income (loss):
Infrastructure	$94.2	$128.6	$321.1	$353.2
Service Layer Technologies	(1.4)	2.7	(9.4)	10.4
Service	28.9	20.2	76.7	49.7

Total management operating income	121.7	151.5	388.4	413.3
Amortization of purchased intangible assets(2)	(24.4)	(23.0)	(73.5)	(61.4)
Stock-based compensation expense	(22.9)	(7.2)	(69.1)	(17.5)
In-process research and development	—	(3.8)	—	(5.7)
Impairment of goodwill and intangibles	—	—	(1,283.4)	—
Other charges, net(3)	(16.7)	(9.5)	(22.5)	(3.1)

Total operating income (loss)	57.7	108.0	(1,060.1)	325.6
Interest and other income	28.6	15.6	73.3	40.0
Interest and other expense	(0.8)	(0.9)	(2.7)	(2.7)
Gain on investment	—	1.7	—	1.7

Income (loss) before income taxes	$85.5	$124.4	$(989.5)	$364.6

(1)	Stock-based compensation expense for the 2005 periods has been restated as a result of the stock option investigation. In addition, prior period amounts have been reclassified to reflect the reorganization of certain research and development activities and changes in allocation methodologies.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(3)	Other expense for 2006 includes charges such as restructuring, acquisition related charges, stock option investigation costs and tax related charges, as well as certain restructuring costs that were included in cost of revenues. Other expense for 2005 includes charges such as restructuring, acquisition related charges and patent related charges.
     The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Americas:
United States	$228.3	$227.1	$709.0	$616.1
Other	17.8	10.7	60.9	44.6

Total Americas	246.1	237.8	769.9	660.7
Europe, Middle East and Africa	194.1	175.4	588.5	430.1
Asia Pacific:
Japan	37.2	53.0	118.5	170.4
Other	96.2	80.2	230.9	227.3

Total Asia Pacific	133.4	133.2	349.4	397.7

Total	$573.6	$546.4	$1,707.8	$1,488.5

     Siemens AG and Ericsson Telekom A.B. individually accounted for 13% and 11% of the Company’s net revenues for the three months ended September 30, 2006, respectively. Siemens individually accounted for 15% of the Company’s net revenues for the nine months ended September 30, 2006 as well as 12% and 14% of the Company’s net revenues for the three and nine months ended September 30, 2005, respectively. The revenue attributed to these customers was derived from the sale of products and services in all three operating segments.

     The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of September 30, 2006 and 2005. The CODM does not review asset information on a segment basis in order to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.
Note 8. Income Taxes
     The Company recorded tax provisions of $27.2 million and $40.9 million for the three months ended September 30, 2006 and 2005, or effective tax rates of 32% and 33%, respectively. The Company recorded tax provisions of $82.9 million and $118.7 million for the nine months ended September 30, 2006 and 2005, or effective tax rates of -8% and 33%, respectively. The 2006 rates differ from the federal statutory rate as well as from the rates used in 2005 primarily due to the inability to benefit from a substantial portion of the goodwill impairment charge recorded in the second quarter of 2006. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $9.1 million and $17.5 million for the three and nine months ended September 30, 2006, respectively, and were reflected as an increase to additional paid-in capital. See Note 2, “Restatement of Condensed Consolidated Financial Statements.”
Note 9. Commitments and Contingencies
Commitments
     The following table summarizes the Company’s principal contractual obligations as of September 30, 2006 (in millions):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases, net of committed subleases	$187.5	$9.8	$39.6	$32.6	$26.3	$24.7	$54.5
Senior notes	399.9	—	—	399.9	—	—	—
Purchase commitments	221.5	221.5	—	—	—	—	—
Other contractual obligations	27.4	7.1	20.3	—	—	—	—

Total	$836.3	$238.4	$59.9	$432.5	$26.3	$24.7	$54.5

Operating Leases
     Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2016. Rent and related expenses paid to a related party was $1.2 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $3.8 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively.
Senior Notes
     As of September 30, 2006, the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes”), due on June 15, 2008, had a carrying value of $399.9 million. Due to the stock option investigation, the Company did not file its quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 by the respective due dates. The Company received a Notice of Default on August 25, 2006 from the Trustee of the Senior Notes alleging that the Company was in violation of certain provisions of the Indenture relating to the Senior Notes as a result of its failure to file and was given a 60-day cure period to file its quarterly reports. The holders of the Senior Notes may have had the right to accelerate the Senior Notes by sending the Company a valid Notice of Acceleration in accordance with the terms of the Indenture so long as the Event of Default was continuing. As of the filing of this report, the Company had not received a Notice of Acceleration. Upon the filing of the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 the alleged default and Event of Default relating to the late filings of these reports is no longer continuing.
Purchase Commitments
     The Company does not have firm purchase commitments with its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $221.5 million as of September 30, 2006, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to Juniper Networks’ agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers or its forecast. The Company may incur a liability for products built by the contract manufacturer if the components go unused for specified periods of time and, in the meantime, the Company may be assessed carrying charges. As of September 30, 2006, the Company had accrued $23.0 million included in other accrued liabilities in the condensed consolidated balance sheet based on its estimate of such charges.
Other Contractual Obligations
     As of September 30, 2006, other contractual obligations consisted primarily of the escrow amount of $19.2 million in connection with past acquisitions to secure certain indemnity obligations expiring between October 2006 and June 2007. Earn-out and bonus obligations of $8.2 million will be payable to certain employees of acquired companies through the fourth quarter of 2007 and, to the extent paid, will be recorded as compensation expense ratably over the periods in which the payouts are measured. The Company had accrued $4.8 million for its earn-out and bonus obligations as of September 30, 2006.
     In addition, 0.8 million shares of the Company’s common stock with a fair value of $17.6 million, established as of the acquisition date, are held in escrow to secure certain indemnity obligations associated with the Peribit Networks, Inc. (“Peribit”) acquisition. These escrow shares are not included in the preceding table for contractual obligations. One-half of the indemnity obligations expired in July 2006 and the remaining one-half expired in January 2007. The release of common shares will be recorded at the current market value upon settlement of the escrow.
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
     Federal Securities Class Actions
     On July 14, 2006, a purported class action complaint styled Garber v. Juniper Networks, Inc., et al., No. C-06-4327 MJJ, was filed in the Northern District of California against the Company and certain of the Company’s officers and directors. The plaintiff filed a Corrected Complaint on July 28, 2006. The Garber class action is brought on behalf of all purchasers of the Company’s common stock between September 1, 2003 and May 22, 2006. On August 29, 2006, another purported class action complaint styled Peters v. Juniper Networks, Inc., et al., No. C 06 5303 JW, was filed in the Northern District of California against the Company and certain of its officers and directors. The Peters class action is brought on behalf of all purchasers of the Company’s common stock between April 10, 2003 and August 10, 2006. Both of these purported class actions allege that the Company and certain of the Company’s officers and directors violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. On November 20, 2006, the Court appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007. The Consolidated Complaint asserts claims on behalf of all purchasers of, or those who otherwise acquired, the Company’s publicly traded securities from April 10, 2003 through and including August 20, 2006. The Consolidated Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 by the Company and certain of the Company’s current and former officers and directors. On February 15, 2007, the parties agreed that plaintiffs may file an Amended Consolidated Complaint within thirty days after the Company files its restated financial statements with the Securities Exchange Commission and the court approved the stipulation on February 16, 2007.
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
Note 10. Related Party Transactions
     The Company reimburses its CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. Reimbursements incurred were $0.2 million and $0.3 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2005, respectively.
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
Overview of the Results of Operations
     To aid in understanding our operating results for the three and nine months ended September 30, 2006 and 2005, we believe a business overview and a discussion of the nature of our revenue and operating expenses is helpful.
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
     We continue to focus on our customers, product innovation and the delivery of product portfolio in order to capture the potential opportunities in the marketplace. During the first nine months of 2006, new infrastructure products announced included an intelligent multi-service edge product in the M-series installed base product family and part of our Ethernet strategy providing high density, low cost Ethernet to existing M- and T-series routing platforms. New SLT products included the Secure Services Gateway (“SSG”) Series, a new line of high-performance firewall/VPN platforms with integrated local-area and wide-area network routing interfaces, our next generation IDP platform as well as the new security management software which enhances application visibility and control across the network.
Nature of Revenues and Expenses
     Of the total net revenues for the three and nine months ended September 30, 2006, 60% and 62% was attributed to Infrastructure products, respectively, 21% and 21% to SLT products, respectively, and 19% and 17% to Service, respectively. From a geographic perspective, in the three and nine months ended September 30, 2006, 43% and 45% of the total revenues was generated in the Americas region, respectively, 34% and 34% in the Europe, Middle East and Africa (“EMEA”) region, respectively, and 23% and 21% in the Asia Pacific (“APAC”) region, respectively.
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
     Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, stock-based compensation, commissions, bonuses, vacation, benefits and travel. We increased our headcount from 3,784 employees as of September 30, 2005 to 4,613 employees as of September 30, 2006 mainly due to product innovation efforts, sales force expansions and the growth of our Service business. In addition, the acquisitions completed in the fourth quarter of 2005 added approximately 150 individuals to our headcount.
     Facility and information technology departmental costs are allocated to other departments based on factors including headcount. These departmental costs have increased in 2006 due to increases in headcount and facility leases resulting from past acquisitions as well as additional infrastructure and systems to support our growth. Our capital spending increased by $10.9 million in the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to additional investment in our test equipment and internal infrastructure. We expect our capital spending to increase in the future as we continue to support our product development efforts and revenue growth.
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
Significant Events in 2006
     Restatement of Previously Issued Financial Statements
     In this Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2005, and the related consolidated statement of cash flows for the nine months ended September 30, 2005 as a result of an independent stock option investigation commenced by our Board of Directors and Audit Committee. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements. In our Form 10-K for the year ended December 31, 2006 to be filed with the SEC (the “2006 Form 10-K”), we are restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2005 and 2004, and our consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, we are restating our unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
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

     In addition to the $894.7 million recognized through fiscal 2005, $2.1 million of unamortized deferred compensation remained as of December 31, 2005, bringing the total incremental impact from the investigation to approximately $896.8 million. As required by SFAS 123R, which was adopted on January 1, 2006, the unamortized deferred compensation of $2.1 million has been reclassified to additional paid-in capital, along with the unamortized deferred compensation for stock options assumed from past acquisitions, in our consolidated balance sheet. Beginning in 2006, the incremental amortization resulting from the investigation is included in stock-based compensation expense under the provisions of SFAS 123R. The incremental expense from the restatement of employee stock options is insignificant for the three and nine months ended September 30, 2006.
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
     Impairment of Goodwill
     We recorded a $1,280.0 million non-cash goodwill impairment charge in the second quarter of 2006 within the SLT segment to adjust the estimated carrying value of our goodwill for the nine months ended September 30, 2006. The impairment of goodwill was primarily attributable to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Future impairment indicators, including further declines in our market capitalization or a decrease in revenue or profitability levels, could require additional impairment charges to be recorded.
  Stock-Based Compensation
     We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006, using the modified prospective transition method and, therefore, have not revised prior periods’ results. During the first six months of 2006, we issued stock options to the members of our Board (“outside directors”) and stock options, restricted stock units (“RSUs”) and shares of common stock pursuant to equity incentive plans. Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share equal to or greater than $22.00, all of which were previously granted under our stock option plans and that were outstanding on December 16, 2005. The options accelerated excluded options previously granted to certain employees, including all of the executive officers and the Board of Directors of Juniper Networks. Under SFAS 123R, we recorded stock-based compensation expense of $22.8 million and $69.1 million for the three and nine months ended September 30, 2006, respectively, compared to $7.2 and $17.5 million for the same periods in 2005, respectively.
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
  Stock Repurchase Activities
     In July 2004, our Board of Directors authorized a stock repurchase program. This program authorized repurchases of up to $250.0 million of our common stock. In the first quarter of 2006, we repurchased and retired 10,071,100 shares of common stock at an average price of $18.51 per share as part of our Common Stock Repurchase Program. No shares were repurchased after the three months ended March 31, 2006. As of September 30, 2006, a total of 12,939,700 common shares had been repurchased and retired since the inception of the program, equating to approximately $250.0 million at an average price of $19.32 per share.
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
     We believe that, other than the adoption of SFAS 123R, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2006. Note 1 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K, which is to be filed with the SEC, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
  Results of Operations
     The following table illustrates certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated (1)		Restated (1)
Net revenues	100%	100%	100%	100%
Cost of revenues	33%	31%	33%	32%
Gross margin	67%	69%	67%	68%
Operating expenses:
Research and development	22%	17%	21%	17%
Sales and marketing	24%	22%	24%	21%
General and administrative	4%	5%	4%	4%
Amortization of purchased intangible assets	4%	4%	4%	4%
Impairment of goodwill and intangible assets	—	—	75%	—
In-process research and development	—	1%	—	—
Other charges, net	3%	—	1%	—

Total operating expenses	57%	49%	129%	46%

Income (loss) from operations	10%	20%	(62%)	22%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
     Net revenues, in absolute dollars, for the three months ended September 30, 2006 increased compared to the same period in 2005 due to revenue increases in the SLT and Service revenues. Net revenues, in absolute dollars, for the nine months ended September 30, 2006 increased, compared to the same period in 2005, due to revenue increases across all three segments. The inclusion of net revenues from the companies acquired in 2005 also contributed, in part, to the revenue increases in the 2006 periods. The increases in cost of revenues were primarily due to additional product and service costs driven by volume increases. Gross margin percentages decreased primarily due to changes in geographic mix and product mix. Increases in operating expenses were primarily attributable to headcount increase, additional stock-based compensation expense from the adoption of SFAS 123R, restructuring charges, stock option review and related expenses as well as the inclusion of the operating results from the 2005 acquisitions. During the nine months ended September 30, 2006, we incurred non-cash impairment charges as we wrote down our existing goodwill and intangible assets.
  Net Revenues
     The following table illustrates net product and service revenues (in millions except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
Net revenues:
Product	$467.3	81%	$466.5	85%	$1,410.2	83%	$1,282.4	86%
Service	106.3	19%	79.9	15%	297.6	17%	206.1	14%

Total net revenues	$573.6	100%	$546.4	100%	$1,707.8	100%	$1,488.5	100%

     Net Product Revenues. Net product revenues increased $0.8 million and $127.8 million in the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005. Net revenues from Infrastructure products were $345.6 million and $1,060.8 million for the three and nine months ended September 30, 2006, respectively. Net revenues from SLT products were $121.7 million and $349.4 million for the three and nine months ended September 30, 2006, respectively. Revenue in the third quarter of 2006 increased compared to a year ago primarily due to the increases in the SLT product revenue, partially offset by the decreases in Infrastructure product revenue during the third quarter of 2006. For the nine months ended September 30, 2006, net product revenues increased compared to the same 2005 period due primarily to higher Infrastructure and SLT product revenues driven by the adoption and expansion of secure IP networks and Next Generation Network (“NGN”) build-outs by our customers. For the three months ended September 30, 2006, Infrastructure net revenue decreased $12.8 million compared to the 2005 period as a result of the timing of our revenue deferrals, delayed purchasing decisions by customers in certain NGN build-outs and timing of our new products in the edge routing market. For the nine months ended September 30, 2006, Infrastructure net revenues increased $66.5 million compared to the same 2005 period due primarily to the sales of higher-end products and increased penetration of our router portfolio. SLT net revenues increased $13.6 million and $61.2 million compared to the same periods in 2005, respectively, primarily due to a growing demand and brand recognition for our Security products from large enterprises and the U.S. Federal Government and to a lesser extent the addition of certain SLT product families through our 2005 acquisitions. An analysis of the change in revenue by Infrastructure and SLT segments and the change in product units, can be found below in the section titled “Segment Information.”
     Net Service Revenues. Net service revenues increased $26.4 million and $91.5 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 primarily due to the growth in support services business and increases in professional service revenue. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts. Support service revenue, representing 90% and 89% of the net service revenues for the three and nine months ended September 30, 2006, respectively, increased by $23.2 million and $79.3 million in the three and nine months ended September 30, 2006, respectively, compared to the comparable 2005 periods. The increases in support service revenue in the 2006 periods were primarily due to the additional technical support service contract initiations associated with higher product sales, which have resulted in increased renewal and a larger installed base of equipment being serviced. These contracts are typically for one-year renewable periods for services such as 24-hour customer support, non-specified updates and hardware repairs. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. Professional service revenue also increased, to a lesser extent, for the nine months ended September 30, 2006 compared to the 2005 periods due primarily to maintenance related on-site engineering services as well as additional consulting projects in 2006. In addition to support services and professional services, we also provide educational services.
     Total Net Revenues by Geographic Region and Principal Customers. The following table shows total net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005*		2006		2005*
Americas:
United States	$228.3	40%	$227.1	42%	$709.0	42%	$616.1	41%
Other	17.8	3%	10.7	2%	60.9	3%	44.6	3%

Total Americas	246.1	43%	237.8	44%	769.9	45%	660.7	44%
EMEA	194.1	34%	175.4	32%	588.5	34%	430.1	29%
APAC:
Japan	37.2	6%	53.0	10%	118.5	7%	170.4	11%
Other	96.2	17%	80.2	14%	230.9	14%	227.3	16%

Total APAC	133.4	23%	133.2	24%	349.4	21%	397.7	27%

Total	$573.6	100%	$546.4	100%	$1,707.8	100%	$1,488.5	100%

*	During the three and nine months ended September 30, 2005, sales rebates included in the net revenues in the United States were reclassified to net revenues in other Americas countries to conform to the current periods’ presentation.
     During the three months ended September 30, 2006, net revenues in Americas increased in absolute dollars compared to the same period in 2005. This was primarily due to strength in the Service segment and the SLT segment, partially offset by Infrastructure product revenue decreases due largely to delayed purchasing decisions by customers in certain NGN build-outs and the timing of our new products in the edge routing market. Net revenues in the Americas region as a percentage of total revenue decreased in the third quarter of 2006 compared to the third quarter of 2005 due primarily to the relative strength in EMEA in the 2006 period. For the nine months ended September 30, 2006, net revenues in Americas increased, in dollars and as a percentage of revenue, compared to the same period last year was due to strength across all three segments as our customers continue to focus on increasing network performance, reliability, security and scale. The inclusion of companies acquired in 2005 also contributed to the higher net revenue in the Americas region during the three and nine months ended September 30, 2006.
     Net revenues in EMEA as a percentage of total net revenues increased in the three months ended September 30, 2006 compared to the same period in 2005 primarily due to strength across the region in the SLT segment. Net revenues in EMEA for the nine months ended September 30, 2006 increased compared to the 2005 period due mainly to strength across the region in all three segments which was largely driven by growing importance of secure networks, Internet Protocol Television (“IPTV”) demands and NGN build-outs.
     Net revenues in APAC as a percentage of total net revenues decreased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to a pause in the build out of certain NGNs and associated purchase decisions, particularly in Japan, as major carriers prepare for the next stage of bandwidth and services expansion. In absolute dollars, net revenue in APAC increased slightly for the third quarter of 2006 compared to the same period in 2005 due largely to increased build-out demands in China, partially offset by a decline in the net revenue in Japan resulting from the NGN pause.
     Siemens AG and Ericsson Telekom A.B. individually accounted for 13% and 11% of the Company’s net revenues for the three months ended September 30, 2006, respectively. Siemens individually accounted for 15% of the Company’s net revenues for the nine months ended September 30, 2006 as well as 11% and 13% of the Company’s net revenues for the three and nine months ended September 30, 2005, respectively. Revenue attributed to these significant customers was derived from the sale of products and services in all three operating segments.
  Cost of Revenues
     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
		GM				GM
	2006	%	2005	GM %	2006	%	2005	GM %
			As Restated (1)				As Restated (1)
Cost of revenues:
Product	$140.8	70%	$132.2	72%	$421.2	70%	$366.4	71%
Service	49.4	54%	39.5	51%	142.8	52%	105.0	49%

Total cost of revenues	$190.2	67%	$171.7	69%	$564.0	67%	$471.4	68%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
     Cost of Product Revenues. Cost of product revenues increased $8.6 million and $54.8 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The higher product costs were primarily attributable to increases in the material and production costs incurred by our contract manufacturers in connection with higher product revenues. Also included in product costs for the three and nine months ended September 30, 2006 were the amortization of purchased technologies of $1.4 million and $4.1 million, respectively, stock-based compensation expense of $0.5 million and $1.5 million, respectively, and a $1.4 million and $1.4 million, respectively, restructuring charges related to a payment to our contract manufacturer discontinuation of the stand-alone SBC products. Stock-based compensation expense increased $0.2 million and $0.8 million in the three and nine months ended September 30, 2006, respectively, compared to the same 2005 periods primarily due to the adoption of SFAS 123R in 2006.
     Product gross margin percentage for the three and nine months ended September 30, 2006 fell compared to the same 2005 periods, which was primarily attributable to the timing of new product introductions and product mix. In addition, the incremental stock-based compensation expense from the adoption of SFAS 123R also contributed, in part, to the decline in product gross margin percentages during the 2006 periods. As we have expanded our market share and entered more markets, we have experienced increased competition. Despite the decreases in total product gross margin percentage, SLT product gross margin percentage for the nine months ended September 30, 2006 increased compared to the same 2005 periods due primarily to the sales of higher end products particularly during the third quarter of 2006. Product gross margin increased in absolute dollars due to product volume and increased headcount, partially offset by our focus on decreasing sales and reducing manufacturing related costs. As of September 30, 2006 and 2005, we employed 146 and 127 people, respectively, in our manufacturing and operations organization who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

     Cost of Service Revenues. Cost of service revenues increased $9.9 million and $37.8 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due primarily to increases in personnel related expenses, outside services expense, spares expense and stock-based compensation expense. Personnel related expenses, consisting primarily of salaries, wages, bonuses and fringe benefits, increased $5.6 million and $15.3 million for the three and nine months ended September 30, 2006, respectively, compared to the 2005 periods, due to increases in service related headcount from 430 to 560 people. The increase in headcount was attributable primarily to growth in the service business due to the additional service contracts driven by increased installed base and demands for on-site engineering support and, in part, to the acquisitions completed in 2005. Outside services expense increased by $0.8 million and $5.2 million for the three and nine months ended September 30, 2006, respectively, due to increases in customer service and logistic demands resulting from additional service contracts. Spares expense decreased by $0.7 million and increased by $5.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same 2005 periods, to support the additional service contracts. The adoption of SFAS 123R in 2006 resulted in additional stock-based compensation expense of $1.3 million and $3.3 million in the three and nine months ended September 30, 2006, respectively, compared to the same 2005 periods. Stock-based compensation for the three and nine months ended September 30, 2006 was $1.6 million and $4.5 million, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2005, respectively. Service gross margin increased three percentage points for the three and nine months ended September 30, 2006 compared to the corresponding 2005 periods due primarily to achieving improved economies of scale despite the increased operating costs in absolute dollars.
  Operating Expenses
     Operating expenses were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
			As Restated (1)				As Restated (1)
Research and development	$123.4	22%	$94.7	17%	$353.3	21%	$257.6	17%
Sales and marketing	139.4	24%	118.2	22%	404.8	24%	314.9	21%
General and administrative	24.5	4%	27.2	5%	71.8	4%	58.6	4%
Amortization of purchased intangible assets	23.0	4%	23.0	4%	69.4	4%	61.4	4%
Impairment of goodwill and intangibles	—	—	—	—	1,283.4	75%	—	—
In-process research and development	—	—	3.8	1%	—	—	5.7	—
Other charges, net	15.3	3%	(0.2)	—	21.1	1%	(6.8)	—

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
     Research and Development Expenses. Research and development expenses increased by $28.7 million and $95.7 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due mainly to increases in personnel related expenses, test equipment expense and stock-based compensation expense. Personnel related charges, consisting of salaries, bonuses, and fringe benefits expenses, increased $14.9 million and $46.8 million in the three and nine months ended September 30, 2006, respectively, compared to the corresponding 2005 periods, due primarily to an increase in headcount from 1,566 to 1,930 people in the engineering organization across the Infrastructure segment and the SLT segment. The headcount increase was attributable to product innovation efforts in areas including routers security and integration in order to capture potential future NGN infrastructure growth and other opportunities in the enterprise and the service provider markets. The increase in headcount was also attributable, in part, to the acquisitions in 2005. To a lesser extent, the increases in personnel expenses were attributable to merit-based salary increases beginning in April 2006. Additionally, engineering project expenses, facilities, information technology, depreciation and equipment expenses increased $6.6 million and $25.1 million for the three and nine months ended September 30, 2006, respectively, to support our product innovation efforts. Consulting expenses increased $1.3 million and $3.4 million for the three and nine months ended September 30, 2006, respectively, primarily for the development of future product roadmaps. The adoption of SFAS 123R in 2006 resulted in stock-based compensation expense of $9.4 million and $28.8 million for the three and nine months ended September 30, 2006, respectively, compared to $4.2 million and $9.8 million for the three and nine months ended September 30, 2005, respectively.

     Sales and Marketing Expenses. Sales and marketing expenses increased $21.2 million and $89.9 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 primarily due to increases in personnel related expenses, marketing related expenses and stock-based compensation expense. Personnel related charges, consisting of salaries, commissions, bonuses, and fringe benefits expenses, increased $13.4 million and $39.9 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, due mainly to an increase in headcount, from 1,308 to 1,576 people in our worldwide sales and marketing organizations, to support additional products, customers and countries. The increase in headcount was also attributable to our sales force expansion in the enterprise and the service provider markets, especially in emerging countries, and to the acquisitions in 2005. Travel, marketing and related expenses increased $3.0 million and $15.7 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, as we focused on introducing new products, increasing brand awareness and expanding our presence in the enterprise market. The adoption of SFAS 123R in 2006 resulted in stock-based compensation expense for sales and marketing of $8.1 million and $24.2 million in the three and nine month periods ended September 30, 2006, respectively, compared to $1.9 million and $4.9 million for the three and nine months ended September 30, 2005, respectively.
     General and Administrative Expenses. General and administrative expenses decreased $2.6 million and increased $13.2 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The decreases in the third quarter of 2006 were due primarily to a one-time $10.0 million patent related expense in the third quarter of 2005, partially offset by the $1.5 million increases in personnel related expenses, the $3.5 million increases in outside professional services related expenses and the $2.9 million increase in stock-based compensation expense in the 2006 period. The increases in the first nine months of 2006 were due primarily to increases in personnel related expenses, outside professional services and stock-based compensation expense. Personnel related charges, consisting of salaries, bonuses, and fringe benefits expenses, increased $1.5 million and $4.4 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, due to an increase in headcount, from 197 to 230 people in our worldwide general and administrative functions, to support the overall growth in the business. The increase in headcount was also attributable, in part, to the acquisitions in 2005. Outside professional services, which include accounting, tax, and legal fees, increased in the three and nine months ended September 30, 2006, compared to the same 2005 periods, primarily as a result of patent application and litigation expenses. The adoption of SFAS 123R in 2006 resulted in general and administrative related stock-based compensation expense of $3.3 million and $10.2 million in the three and nine months ended September 30, 2006, respectively, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2005, respectively.
     Amortization of Intangible Assets. Amortization of intangible assets remained consistent in the third quarter of 2006 and increased $8.0 million in the nine months ended September 30, 2006 compared to the corresponding 2005 periods. The increase in the first nine months of 2006 was due to the additional intangible assets acquired from acquisitions completed in 2005, partially offset by the impairment related write-down during the second quarter of 2006.
     Impairment of Goodwill and Intangible Assets. Impairment of goodwill and intangibles was zero and $1,283.4 million in the three and nine months ended September 30, 2006, respectively. Due primarily to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach, we evaluated the carrying value of our goodwill and reduced the goodwill within the SLT segment by $1,280.0 million. In addition, we recorded a $3.4 million impairment expense pertaining to a write-down of intangible assets as a result of a decrease in forecasted revenue for the SBC stand-alone products during the second quarter of 2006. There were no impairment charges in the three and nine months ended September 30, 2005. Future impairment indicators, including further declines in our market capitalization, could cause additional impairment charges.
     In-Process Research and Development Expense. There was no in-process research and development expense during the three and nine months ended September 30, 2006 as we had no new acquisitions in the 2006 periods. During the three and nine months ended September 30, 2005, we completed three acquisitions and wrote off in-process research and development of $3.8 million and $5.7 million, respectively.
     Other Charges. Other charges in the three and nine months ended September 30, 2006 include the following:
▪	Acquisition Related Charges. Acquisition related charges for the three and nine months ended September 30, 2006 were $1.4 million and $4.2 million, respectively, which pertained primarily to the accrual of acquisition related bonus and earn-out payments as well as adjustments to the acquisition related restructuring reserves. During the three and nine months ended September 30, 2005, we reduced our acquisition related restructuring accruals by $0.2 million and $6.8 million, respectively. We adjusted this accrual due to additional sublease income for the former NetScreen Technologies, Inc.

(“NetScreen”) facility. Additionally, we re-occupied a portion of the former NetScreen facility that was previously included in the restructuring reserve as a result of our growth from the acquisitions in 2005.

▪	Restructuring Charges. Restructuring charges primarily relating to severance costs of zero and $0.7 million were recorded in the three and nine months ended September 30, 2006, respectively, due to a reorganization plan initiated in June 2006 associated with the discontinuation of certain stand-alone SBC products.

▪	Stock Option Review Expense. Stock option investigation costs of $11.4 million and $13.9 million in the three and nine months ended September 30, 2006, respectively, were incurred in connection with our audit committee’s independent review of our stock option practices initiated in May 2006. Expenses incurred during the 2006 periods were primarily for legal and other professional services. As of September 30, 2006, the investigation was not completed and we incurred additional costs of $6.6 million in the remainder of 2006.

▪	Tax Related Charges. We accrued $2.5 million in operating expense for the three and nine months ended September 30, 2006 in connection with tax related items. We expect to incur future charges to resolve the adverse tax consequences of incorrectly priced options.
  Other Income and Expenses
     The following table shows other income and expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and other income	$28.6	$15.6	$73.4	$40.1
Interest and other expenses	$(0.8)	$(0.9)	$(2.7)	$(2.7)
Gain on investment	$—	$1.7	$—	$1.7
     Interest and Other Income. Interest and other income increased by $13.0 million and $33.3 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 as a result of higher cash, cash equivalents and investment balances compared to a year ago. Multiple interest rate increases during 2006 and 2005 also contributed to the interest income increases in 2006.
     Interest and Other Expenses. Interest and other expenses decreased slightly in the three months ended September 30, 2006, compared to the same 2005 period, due primarily to decreases in foreign exchange losses and in other expenses such as portfolio management fees during the third quarter of 2006. Interest and other expenses remained consistent for the nine months ended September 30, 2006 compared to the same period in 2005.
  Provision for Income Taxes
     We recorded tax provisions of $27.2 million and $40.9 million for the three months ended September 30, 2006 and 2005, or effective tax rates of 32% and 33%, respectively. We recorded tax provisions of $82.9 million and $118.7 million for the nine months ended September 30, 2006 and 2005, or effective tax rates of -8% and 33%, respectively. The 2006 rates differ from the federal statutory rate as well as from the rates used in 2005 primarily due to the inability to benefit from a substantial portion of the goodwill impairment charge recorded in the second quarter of 2006.

  Segment Information
     We track financial information by our three operating segments as our chief operating decision maker (“CODM”) and senior management team (together “management team”) measure the business based on product and service profitability. During 2006, we re-aligned our SBC products from the SLT segment to the Infrastructure segment. Financial information for each operating segment used by our management team to make financial decisions and allocate resources is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated(1)		As Restated(1)
Net Revenues:
Infrastructure	$345.6	$358.4	$1,060.8	$994.3
Service Layer Technologies	121.7	108.1	349.4	288.1
Service	106.3	79.9	297.6	206.1

Total net revenues	$573.6	$546.4	$1,707.8	$1,488.5

Operating income (loss):
Management operating income (loss):
Infrastructure	$94.2	$128.6	$321.1	$353.2
Service Layer Technologies	(1.4)	2.7	(9.4)	10.4
Service	28.9	20.2	76.7	49.7

Total management operating income	121.7	151.5	388.4	413.3
Amortization of purchased intangible assets (2)	(24.4)	(23.0)	(73.5)	(61.4)
Stock-based compensation expense	(22.9)	(7.2)	(69.1)	(17.5)
In-process research and development	—	(3.8)	—	(5.7)
Impairment of goodwill and intangibles	—	—	(1,283.4)	—
Other charges, net (3)	(16.7)	(9.5)	(22.5)	(3.1)

Total operating income (loss)	57.7	108.0	(1,060.1)	325.6
Interest and other income	28.6	15.6	73.3	40.0
Interest and other expense	(0.8)	(0.9)	(2.7)	(2.7)
Gain on investment	—	1.7	—	1.7

Income (loss) before income taxes	$85.5	$124.4	$(989.5)	$364.6

(1)	Stock-based compensation expense for the 2005 periods has been restated as a result of the stock option investigation. In addition, prior period amounts have been reclassified to reflect the reorganization of certain research and development activities and changes in allocation methodologies.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(3)	Other expense for 2006 includes charges such as restructuring, acquisition related charges, stock option investigation costs and tax related charges, as well as certain restructuring costs that were included in cost of revenues. Other expense for 2005 includes charges such as restructuring, acquisition related charges and patent related charges.
  Infrastructure Operating Segment
     Infrastructure net revenues decreased $12.8 million and increased $66.5 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The decrease in the third quarter of 2006 was due primarily to the additional deferred revenue, delayed purchasing decisions by our customers in certain NGN build-outs especially in Japan and the timing of our new products in the edge router market. The revenue increases in the first nine months of 2006 were due primarily to increases in revenue from higher-end infrastructure chassis products and increased penetration of our router portfolio. We track infrastructure chassis revenue units and number of ports shipped to analyze customer trends and indicate areas of potential network growth. Our infrastructure product platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table shows infrastructure revenue units and ports shipped:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Infrastructure chassis revenue units	2,791	2,377	7,759	7,185
Infrastructure ports shipped	46,398	34,797	120,992	112,580

     Chassis revenue units increased in the three and months ended September 30, 2006 compared to the same 2005 periods due primarily to the sales of higher-end T-series and M-series products and the inclusion of the chassis units related to a 2005 acquisition, partially offset by decreases in sales of lower-end E-series and M-series products. Sales of higher-end chassis units increased as our customers continued to adopt and expand IP networks in order to reduce total operating costs and to be able to offer multiple services over a single network. Port shipment units increased in the three and months ended September 30, 2006 as compared to the same 2005 periods primarily due to the increase in port demands driven by the larger expansion capacity in the higher-end chassis revenue units shipped during 2006, partially offset by the lower port capacity in CTP-series chassis revenue units.
     Gross margin percentages for the Infrastructure segment in the third quarter of 2006 fell compared to that in the same 2005 period due primarily to the product mix in the edge router market. Additionally, we experienced higher Infrastructure gross margin percentage for the third quarter of 2005 as compared to other quarters. Gross margin in the nine months ended September 30, 2006 fell by less than one percentage point compared to that in the same 2005 period as the higher gross margin percentage from higher-end units sales throughout the first and second quarters of 2006 partially offset the gross margin percentage decline in the third quarter of 2006 due to the timing of product release. Infrastructure management operating income decreased during the three and nine months ended September 30, 2006, respectively, compared to that in the 2005 periods, due primarily to higher personnel related costs associated with our investments in product innovation for next generation core and edge infrastructure products as well as increased operating expenses associated with marketing related efforts and improvements to our internal infrastructure, partially offset by savings in sales expense during the 2006 periods as we increasingly leveraged our existing distribution channel.
  SLT Operating Segment
     The SLT operating segment consists of security products and application acceleration products. The following table shows SLT revenue units recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service Layer Technologies revenue units	45,300	54,000	134,500	127,000
     SLT net revenues increased $13.6 million and $61.2 million for the three and nine months ended September 30, 2006, respectively, compared to the 2005 periods. SLT revenue units decreased in the three months ended September 30, 2006 due primarily to sales of higher-end larger-capacity products. Despite a decline in revenue units, SLT revenue increased in the third quarter of 2006 primarily attributable to increases in revenue from higher-end firewalls and SSL products in both the enterprise and service provider markets. During the first nine months of 2006, revenue increased as sales increased across various SLT product families including firewalls, IDP products, J-series products, DX products and SSL products. Additionally, the inclusion of the WX products from the acquisitions completed in 2005 also contributed, in part, to the SLT revenue increases in the three and nine months ended September 30, 2006.
     Gross margin percentages for the SLT segment increased in the three months ended September 30, 2006 and declined in the first nine months of 2006, as compared to the same 2005 periods. The gross margin percentage increase in the third quarter of 2006 was due largely to the sales of higher-end products while the decrease in the first nine months in 2006 was due primarily to product mix prior to the introduction of the new integrated products. SLT management operating income decreased in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to higher personnel related costs despite the higher SLT net revenues and gross margin. Increases in personnel related costs were primarily related to headcount growth in order to support product innovation, new products sales and a larger customer base. Personnel related costs primarily related to the headcount growth in order to support product innovation, product sales and a larger customer base.
  Service Operating Segment
     Net service revenues increased $26.4 million and $91.5 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due primarily to the growth in support services, and to a lesser extent, the growth in professional services. The growth in support services was largely due to increased technical support service contracts associated with higher product sales, which have resulted in our growing installed base of equipment being serviced. The growth in professional services was mainly due to resident engineering professional services and consulting projects in the first nine months of 2006. Service gross margin percentages as well as service management operating income increased in the three and nine months ended September 30, 2006, respectively, compared to the same 2005 periods due primarily to improved economies of scale achieved by faster revenue growth through the Infrastructure products and the SLT products relative to the increases in operating costs. In absolute dollars, employee related expenses increased in the 2006 periods as a result of increased service related headcount. Expenses associated with spare components also increased in 2006 as a result of revenue growth.

Liquidity and Capital Resources
  Overview
     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	September 30,	December 31,
	2006	2005
Working capital	$1,604.3	$1,261.4

Cash and cash equivalents	$1,333.3	$918.4
Short-term available-for-sale investments	514.2	510.4
Long-term available-for-sale investments	566.5	618.3

Total cash, cash equivalents and available-for-sale investments	$2,414.0	$2,047.1

     Working capital increased in the nine months ended September 30, 2006 primarily due to cash provided by operations as well as the issuance of common stock through employee stock option exercises and through our Employee Stock Purchase Plan. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, income taxes payable, accrued liabilities and deferred revenue.
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
     In May 2006, our audit committee commenced an independent review of our stock option practices and related accounting. The audit committee was assisted by independent legal counsel and accounting experts. We recognized $20.5 million of expense for legal and other professional services associated with this stock option investigation through December 31, 2006. In addition, we incurred tax related charges of $10.1 million in the third and fourth quarters of 2006. We expect to incur additional fees and other costs in 2007.
   Contractual Obligations
     Our principal commitments consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”), purchase commitments, escrow payments, bonus and earn-out obligations.
     Our contractual obligations under operating leases, which extend through 2016, primarily pertain to our facilities. Future minimum payments under our non-cancelable operating leases totaled $187.5 million as of September 30, 2006.
     The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity on June 15, 2008, or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $20.14 per share. As of September 30, 2006, the carrying value of the Senior Notes was $399.9 million. Due to the stock option investigation, the Company did not file its quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 by the respective due dates. The Company received a Notice of Default on August 25, 2006 from the Trustee of the Senior Notes alleging that the Company was in violation of certain provisions of the Indenture relating to the Senior Notes as a result of its failure to file and was given a 60-day cure period to file its quarterly reports. The holders of the Senior Notes may have had the right to accelerate the Senior Notes by sending the Company a valid Notice of Acceleration in accordance with the terms of the Indenture so long as the Event of Default was continuing. As of the filing of this report, the Company had not received a Notice of Acceleration. Upon the filing of the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 the alleged default and Event of Default relating to the late filings of these reports is no longer continuing.
     We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $221.5 million as of September 30, 2006, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers or our forecast. We may incur a liability for products built by the contract manufacturer if the components go unused for specified periods of time and, in the meantime, we may be assessed carrying charges. As of September 30, 2006, we had accrued a total of $23.0 million based on our estimate of such charges.

     Other Contractual obligations consist of the following:
     As of September 30, 2006, other contractual obligations consisted primarily of the escrow obligations of $20.1 million in connection with past acquisitions for indemnity obligations expiring between October 2006 and June 2007. Earn-out and bonus obligations of $8.2 million may be payable to certain employees from our past acquisitions through the fourth quarter of 2007 and recorded as compensation expense ratably over the periods in which the payouts are measured.
▪	Escrow amount of $12.7 million related to the Funk acquisition to secure certain indemnity obligations. One-half of the escrow expired in January 2007 and the remaining one-half will expire in June 2007. Also included is a contingent bonus payable, based on certain milestones, of $5.0 million, which was earned over a one year period ending in 2006.

▪	Escrow amount of $1.6 million related to the Acorn acquisition to secure certain indemnity obligations. The escrow period will expire in May 2007. Also included is a contingent earn-out payable to former Acorn stockholders, based on certain milestones, of up to $2.2 million, and a contingent bonus payable to employees related to continued employment of up to $1.0 million. The earn-out and bonus amounts will be paid, to the extent earned, in 2007 and 2008.

▪	Escrow amount related to the Redline and Kagoor acquisitions of $0.7 million and $5.1 million, respectively, to secure certain indemnity obligations.
     In addition, 1.6 million shares of the Company’s common stock with a fair value of $35.2 million, established as of the acquisition date, were held in escrow associated with indemnity obligations for the Peribit acquisition. One-half of the indemnity obligations expired in July 2006 and the remaining one-half expired in January 2007. The escrow shares less amounts necessary to satisfy claims, if any, will be issued at the current market price upon settlement of the escrow.
  Summary of Cash Activities
     In the first nine months of 2006, we generated net cash flows of $521.4 million from our operations as compared to $445.4 million for the nine months ended September 30, 2005. Cash provided by operating activities was partially offset by the $15.0 million and $91.5 million used in investing activities and financing activities, respectively. Positive operating cash flows during the 2006 period were primarily attributable to our increased revenue and accounts receivable collections, partially offset by the additional stock option investigation costs associated with our stock option investigation and bonus payments in the period.
  Operating Activities
     Net cash generated from operating activities increased by $76.0 million in the 2006 period compared to the same period a year ago. Increases in cash provided by operating activities were driven by our net income adjusted by non-cash charges as well as changes in operating assets and liabilities:
•	Non-cash charges of $1,474.9 million and $217.0 million for the nine months ended September 30, 2006 and 2005, respectively, which were attributable to impairment charges, depreciation and amortization expenses, stock-based compensation and amortization of debt issuance costs. Non-cash charges in the nine months ended September 30, 2005 also included $94.3 million of tax benefit from employee stock options, which was not included in operating cash flows for the nine months ended September 30, 2006. As a result of the adoption of SFAS 123R, gross tax benefits of $7.8 million from tax deductions in excess of the stock-based compensation expense recognized for the six months ended June 30, 2006 were presented as a financing activity and the operating cash flows for the same period were reduced by the corresponding amount in the condensed consolidated statements of cash flows.

•	Changes in operating assets and liabilities of $118.9 million and $(17.4) million for the nine months ended September 30, 2006 and 2005, respectively, which were generated in the normal course of business. Net cash increased in the 2006 period which was primarily attributable to increases in deferred revenue of $93.1 million due primarily to payments from customers, decreases in other current assets and long-term assets of $27.1 million and increases in income taxes payable and other accrued liabilities of $37.8 million, which were partially offset by increases in accounts receivable of $15.6 million, decreases in accrued compensation of $16.0 million, and decreases in accounts payable of $6.2 million. Increases in accounts receivable were due primarily to shipments being made toward the end of the quarter. Decreases in long-term assets were due to reduced deferred tax assets. Increases in income taxes payable and accrued liabilities were due to the increase of tax liabilities. Net cash used during the nine months ended September 30, 2005 was primarily attributable to increases in prepaid expenses and other assets of

$37.2 million and decreases in other accrued liabilities of $16.2 million, increases in accounts receivable of $43.5 million, decreases in accrued compensation of $12.1 million, partially offset by the increases in deferred revenue of $57.5 million and the increases in accounts payable of $35.5 million.
  Investing Activities
     Net cash used in investing activities was $15.0 million and $373.3 million for the nine months ended September 30, 2006 and 2005, respectively. Investing activities included purchases, sales and maturities of available-for-sale securities, capital expenditures, purchase and sales of minority equity investments, changes in restricted cash requirements and acquisition of businesses. Net cash used in available-for-sale investments decreased by $150.7 million in the first nine months ended September 30, 2006, compared to the 2005 period, as funds were converted from available-for-sale securities to cash or cash equivalents given the interest rate increases. Capital expenditures increased by $10.9 million in the first nine months of 2006 compared to the same 2005 period mainly due to increases in equipment purchases during 2006 to support product development efforts and growth of the business. Restricted cash decreased by $20.7 million in the first nine months of 2006 primarily due to the $13.1 million and the $2.0 million escrow payments associated with the Redline Networks, Inc. (“Redline”) acquisition and the Kagoor Networks, Inc. (“Kagoor”) acquisition, respectively. Another contributing factor to the decrease in restricted cash in 2006 was the reduction in deposit requirements of $5.9 million pertaining to letters of credit for facility leases. Additionally, $3.1 million was invested in the minority equity of privately held companies. In the first nine months of 2005, we paid $199.1 million in cash for the Kagoor, Peribit and Redline acquisitions.
     Financing Activities
     Net cash used in financing activities was $91.5 million for the nine months ended September 30, 2006 while net cash provided by financing activities was $103.1 million for the same period in 2005. Net cash used in financing activities increased in the 2006 period as compared to the same 2005 period primarily due to the common stock repurchases and the decreases in total cash proceeds from common stock issuance due partly to the employee trading black-out period as a result of our failure to file the Quarterly Reports on Form 10-Q as of and for the periods ended June 30, 2006 and September 30, 2006, partially offset by the inclusion of excess tax benefits of $7.8 million related to employee stock options. In the nine months ended September 30, 2006, we used $186.4 million to repurchase 10,071,000 shares of our common stock at an average price of $18.51 per share. Common stock issued in relation to employee stock option exercises and our Employee Stock Purchase Plan generated total cash proceeds of $87.1 million during the 2006 period. Total tax benefits of $7.8 million from tax deductions in excess of the expense recognized for employee stock options was presented as financing cash flows due to the adoption of SFAS 123R beginning on January 1, 2006. Tax deductions associated with the expense recognized for employee stock options were previously included in operating cash flows prior to 2006. In the nine months ended September 30, 2005, common stock issued in relation to employee option exercises and our Employee Stock Purchase Plan generated total cash proceeds of $103.1 million.
Factors That May Affect Future Results
     A description of risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our market risk profile has not changed significantly during the nine months ended September 30, 2006. The following discussion should be read in conjunction with the 2006 Form 10-K to be filed with the SEC and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
Interest Rate Risk
     We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
     At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized no material net gains or losses related to the sales of our investments during the three and nine months ended September 30, 2006 and 2005.

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
     Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2006 and 2005, in other income (expense) on our condensed consolidated statements of operations.
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
     As of September 30, 2006 and December 31, 2005, the carrying value of our minority equity investments in privately held companies was $16.3 million and $13.2 million, respectively. There were no impairment charges against our minority equity investments in the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2006, we made minority investments of zero and $3.1 million, respectively, in privately-held companies.
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
     We believe that these changes remediated the past material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting.
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

Changes in Internal Controls
     There was no change in our internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Stock Option Lawsuits
     Federal Derivative Lawsuits
     Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The lawsuits allege that our officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. The lawsuits assert causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, insider selling and constructive fraud. The actions also demand an accounting and rescission of allegedly improper stock option grants. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. The Court ordered lead plaintiffs to file a consolidated complaint no later than January 12, 2007. On February 14, 2007, the parties agreed to extend the deadline for plaintiffs to file a consolidated complaint until thirty days after we complete the filing of our restated financial statements with the Securities Exchange Commission and the court approved the stipulation on February 15, 2007.
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
     Federal Securities Class Actions
     On July 14, 2006, a purported class action complaint styled Garber v. Juniper Networks, Inc., et al., No. C-06-4327 MJJ, was filed in the Northern District of California against us and certain of our officers and directors. The plaintiff filed a Corrected Complaint on July 28, 2006. The Garber class action is brought on behalf of all purchasers of Juniper Networks’ common stock between September 1, 2003 and May 22, 2006. On August 29, 2006, another purported class action complaint styled Peters v. Juniper Networks, Inc., et al., No. C 06 5303 JW, was filed in the Northern District of California against us and certain of our officers and directors. The Peters class action is brought on behalf of all purchasers of Juniper Networks’ common stock between April 10, 2003 and August 10, 2006. Both of these purported class actions allege that we and certain of our officers and directors violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. On November 20, 2006, the Court appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007. The Consolidated Complaint asserts claims on behalf of all purchasers of, or those who otherwise acquired, Juniper Networks’ publicly traded securities from April 10, 2003 through and including August 20, 2006. The Consolidated Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 by us and certain of our current and former officers and directors. On February 15, 2007, the parties agreed that plaintiffs may file an Amended Consolidated Complaint within thirty days after we file our restated financial statements with the Securities Exchange Commission and the court approved the stipulation on February 16, 2007.
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

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results
     A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens AG and Ericsson Telekom A.B. each accounted for greater than 10% of our net revenues during the three months ended September 30, 2006. Siemens also accounted for greater than 10% of our net revenues during the nine months ended September 30, 2006 and for greater than 10% of our net revenues during the three and nine months ended September 30, 2005. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel S.A. and Lucent Technologies Inc. and the acquisition of Redback Networks, Inc. by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.
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
     Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco Systems, Inc. with other companies such as Ericsson, Huawei, Alcatel-Lucent, and Nortel Networks Corporation providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges that our products address.
     In the service layer technologies market, we face intense competition from a broader group of companies including appliance vendors such as Cisco, Fortinet, Inc., F5 Networks, Inc., Nortel and Riverbed Technology, Inc, and software vendors such as CheckPoint Software Technologies, Ltd. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges that our products address.
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
     We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, this impairment evaluation resulted in a reduction of $1.3 billion to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach.. Further declines in our stock prices in the future as well as any marked decline in our level of revenues or gross margins increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
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
Item 5. Other Information
     None.
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

Juniper Networks, Inc.
March 9, 2007	By:	/s/ Robert R. B. Dykes
Robert R. B. Dykes
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