Form 10-K
period 2006-12-31
JUNIPER NETWORKS INC
filed 2007-03-09
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission file number 0-26339
JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1194 North Mathilda Avenue
Sunnyvale, California 94089	(408) 745-2000

(Address of principal executive offices, including	(Registrant’s telephone number, including
zip code)	area code)
Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.00001 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☑
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filed ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $5,844,000,000 as of the end of the Registrant’s second fiscal quarter (based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2006).
As of February 28, 2007 there were approximately 569,234,000 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2006.

Explanatory Note
     In this Form 10-K as of and for the year ended December 31, 2006 (the “2006 Form 10-K”), Juniper Networks, Inc. (“Juniper Networks”) is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004 as a result of an independent stock option investigation commenced by the Board of Directors and Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This 2006 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002. In addition, the Company is restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
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

PART I
ITEM 1. Business
Overview
     We design and sell products and services that together provide our customers with purpose-built, high performance Internet Protocol (“IP”) platforms that enable them to support a wide variety of services and applications at scale. Our customers include service providers, enterprises, governments and research and education institutions, who rely on us to deliver a portfolio of proven networking, security and application acceleration solutions that solve highly complex, fast-changing problems in the world’s most demanding networks.
     In 2006 we invested in our internal research and product innovation both for release in the year and for future release. We made several significant new product and strategy announcements in 2006 for both our service provider and our enterprise customers.
     In 2005, we completed the following five acquisitions: Kagoor Networks, Inc. (“Kagoor”), Redline Networks, Inc (“Redline”), Peribit Networks, Inc. (“Peribit”), Acorn Packet Solutions, Inc. (“Acorn”), and Funk Software, Inc. (“Funk”). In 2004, we completed the acquisition of NetScreen Technologies, Inc. (“NetScreen”). These acquisitions expanded our customer base and product portfolio.
     We continued to define our portfolio of products into the following two categories of networking products:
▪	Infrastructure products, which consist predominately of our router portfolio, and the acquired Kagoor and Acorn products.

▪	Service Layer Technologies (“SLT”) products, which consist predominately of the former NetScreen, Peribit, Redline and Funk products.
     Our operations are organized into three operating segments: Infrastructure, SLT, and Service. Our Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic from the core, through the edge, aggregation and the customer premise equipment level. Our SLT segment offers solutions that meet a broad array of our customer’s priorities, from protecting the network itself, and protecting data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, our high performance secure networking solutions help enable our customers to convert networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased reliability and security to end users. Our Service segment delivers world-wide services to customers of the Infrastructure and SLT segments.
     During our fiscal year ended December 31, 2006 we generated net revenues of $2.3 billion and conducted business in nearly 100 countries. See the information in Item 8 for more information on our consolidated financial position as of December 31, 2006 and 2005 and our consolidated results of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2006.
     We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters is located in Sunnyvale, California. Our website address is www.juniper.net.
Our Strategy
     Our objective and strategy is to provide best-in-class traffic processing technologies that allow our customers to provide a secure and reliable, high performance network experience for any application on an IP network. Our technological leadership and complex problem solving abilities combined with our experience and fundamental understanding of the requirements of high performance IP secure networking solutions will help us in meeting our objectives. Key elements of our strategy are described below.
     Maintain and Extend Technology Leadership. Our application-specific integrated circuit (“ASIC”) technology, operating system and network-optimized product architecture have been key elements to establishing our technology leadership. We believe that these elements can be leveraged into future products that we are currently developing. We intend to maintain and extend our technological leadership in the service provider and enterprise markets primarily through innovation and continued investment in our research and development departments, supplemented by external partnerships, including strategic alliances, as well as acquisitions that would allow us to deliver a broader range of products and services to customers in target markets.

     Leverage Position as Supplier of Purpose-Built Network Infrastructure and Security. From inception we have focused on designing and building IP network infrastructure for service providers and network intensive businesses and have integrated purpose-built technology into a network optimized architecture that specifically meets our customers’ needs. We believe that many of these customers will deploy networking equipment from only a few vendors. We believe that the purpose-built nature of our products provide us with a competitive advantage, which is critical in gaining selection as one of these vendors.
     Be Strategic to Our Customers. In developing our infrastructure and SLT solutions, we work very closely with customers to design and build a product specifically to meet their complex needs. Over time, we have expanded our understanding of the challenges facing these customers. That increased understanding has enabled us to subsequently design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployment to date. We plan to continue to work very closely with our customers to implement product enhancements as well as to design future products that meet their evolving needs.
     Enable New IP-Based Services. Our platforms enable network operators to build and secure networks cost-effectively and to offer new differentiated services for their customers more efficiently than legacy network products. We believe that the secure delivery of IP-based services and applications, including Internet Protocol Television (“IPTV”), web hosting, outsourced Internet and intranet services, outsourced enterprise applications and voice-over IP, will continue to grow and are cost-effectively enabled by our secure networking solutions.
     Establish and Develop Industry Partnerships. Our customers have diverse requirements. While our products meet certain requirements of our customers, our products are not intended to satisfy certain other requirements. Therefore, we believe that it is important that we build relationships with other industry leaders in a diverse set of networking technologies and services. These relationships ensure that we have access to those technologies and services, whether through technology integration, joint development, resale or other collaboration, in order to better support a broader set of our customers’ requirements.
Markets and Customers
     We sell our products and services through direct sales and through distributors and value-added resellers to end-users in the following markets:
     Service Providers
     Service providers include wireline, wireless, and cable operators as well as major internet content providers. Supporting most major service provider networks in the world, our platforms are designed and built for the scale and dependability that service providers demand. Our secure networking solutions benefit these customers by:
▪	Reducing capital and operational costs by running multiple services over the same network using our high density, highly reliable platforms;

▪	Promoting generation of additional revenue by enabling new services to be offered to new market segments based on our product capabilities;

▪	Increasing customer satisfaction, while lowering costs, by enabling consumers to self-select automatically provisioned service packages that provide the quality, speed and pricing they desire; and

▪	Providing increased asset longevity and higher return on investment as their networks can scale to multi-terabit rates based on the capabilities of our platforms.
     While many of these service providers have historically been categorized separately as wireless, wireline, or cable operators, in 2006 we saw a move towards convergence of these different types of service providers through acquisition, merger and partnerships. We believe these strategic developments are made technically possible as operators invest in next generation networks (“NGN”) capable of supporting voice, video and data traffic on to the same IP-based network. This convergence relies on IP-based traffic processing and creates the opportunity for multi-service networks including new service offerings such as IPTV. These new services offer service providers significant new revenue opportunities.
     We believe that there are several other trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include significant growth in IP traffic on service provider networks as a result of peer-to-peer interaction, broadband usage, video, and an increasing reliance on the network as a mission critical business tool in the strategies of our IP customers, and of their enterprise customers.
     The IP infrastructure market for service providers includes: products and technology at the network core; the network edge to enable access; the aggregation layer; security to protect from the inside out and the outside in; the application awareness and intelligence to optimize the network to meet business and user needs; and the management and control of the entire infrastructure.
     Our products are present in all of the 30 largest service provider networks in the world.
     Enterprise
     Our high performance secure networking solutions are designed to meet the reliability and scalability demanded by the world’s most advanced networks. For this reason, network intensive enterprises, federal, state and local governments, and research and education institutions that rely on their networks for the operation of their business are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications while:
▪	Reducing costs through operational efficiencies in implementing and managing the network;

▪	Driving down capital expenses with sophisticated network intelligence that is robust, secure, and scalable;

▪	Providing enterprises with the control necessary to deliver a secure and reliable user experience to their customers and internal clients; and

▪	Working as a business partner for the long term with the optimal combination of flexibility, responsiveness, technical know-how and financial strength.
     The enterprise market continues to be an important part of our business growth during 2006 driven in particular by growth in the second half of the year. Since we first entered the market, we have sold our products to over 20,000 enterprise customers and as of December 31, 2006 we had more than 9,000 channel partners.
     As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. We believe there is a growing need for enterprises to build advanced networks with real time information and reliable network performance. These enterprises need high performing, scalable and secure networks that are global, distributed and always available. Network equipment vendors need to demonstrate high performance and high security to these customers in specific segments with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers, branch and campus applications, distributed and extended enterprises, and Wide Area Network (“WAN”) gateways.
     We believe that the market is moving toward high performance, integrated solutions to drive increased operational efficiencies. This is partly illustrated by the success of our Integrated Security Gateway (“ISG”) products that combine firewall/virtual private network (“VPN”) and intrusion detection and prevention (“IDP”) solutions in a single platform and Secure Services Gateway (“SSG”) platforms that provide a mix of high performance security with Local Area Network (“LAN”)/WAN connectivity for regional and branch office deployments. We will continue to invest to develop these and other converged technologies and solutions.
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
     Feature richness, high reliability, security, high performance, scalability, and cost effectiveness are each fundamental requirements in meeting the needs associated with the growth in IP traffic and the delivery of value-added services to end users.

     Feature Richness. The importance of increasing revenue streams and decreasing capital and operational costs for our customers is a significant priority in the industry. Service providers want to sell more revenue generating services with better cost efficiencies. Enterprises and other network operators want to provide a network experience to their end users on a cost effective but value-generating basis. Each of these goals is ultimately a function of the features and capabilities that can be securely provided on each of the network elements. As networks advance, more and more features are required to sell new services as well as to lower the ongoing costs of operating the network. Next generation networking solutions therefore need to have flexibility to add new capabilities frequently without compromising the performance of the system, which gets increasingly difficult as the network demands increase.
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
     High Performance Without Compromising Intelligence. To handle the rapid growth in IP traffic, today’s network operators increasingly require secure networking solutions that can operate at higher speeds, while still delivering real-time services such as security and quality-of-service features. The processing of data packets at these high speeds requires sophisticated forwarding technology to inspect each packet and assign it to a destination based on priority, data type and other considerations. Because a large number of IP packets, many of which perform critical administrative functions, are small in size, high performance IP routers need to achieve their specified transmission speeds even for small packet sizes. Because smaller packets increase packet processing demands, routing large numbers of smaller packets tends to be more resource intensive than routing of larger packets. A wire speed router, which achieves its specified transmission rate for any type of traffic passing through it, can accomplish this task. Thus, provisioning of mission-critical services increasingly requires the high performance enabled by wire speed processing.
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
     Scalability. Due to the rapid growth in IP traffic, service providers must continuously expand their networks, both in terms of increased numbers of access points of presence (“PoPs”), and also greater capacity per PoP. To facilitate this expansion process, secure networking solutions must be highly scalable. Next generation network appliances therefore need to be flexible and configurable to function within constantly changing networks while incurring minimal downtime.
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

Our Technology and Products
     Early in our history, we developed, marketed and sold the first commercially available purpose-built IP backbone router optimized for the specific high performance needs of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created. Our infrastructure products are designed to address the needs at the core and the edge of the network as well as for wireless access by combining high-performance packet forwarding technology and robust operating systems into a network-optimized solution. In addition, as enterprises continue to develop and rely upon more sophisticated and pervasive internal networks, we believe the need for products with high-performance routing technology is expanding to a broader set of customers, and we believe our expertise in this technology positions us to address this growing market opportunity.
     We offer a broad family of network security solutions that deliver high performance, cost-effective security for enterprises, service providers and government entities, including firewall and VPN systems and appliances, secure sockets layer (“SSL”) VPN appliances, and IDP appliances. With the acquisitions of Funk, Peribit, Redline, and Kagoor, we added complementary products and technologies to our SLT product family that enable our customers to provide additional IP-based services and enhance the performance and security of their existing networks and applications.
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
     Major infrastructure product families are summarized as follows:
▪	M-Series and T-Series: Our M-series platforms are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, enterprise networks and in other applications. The M-series product family includes the M320, M160, M120, M40e, M20, M10i and M7i platforms. The MX-Series is a new product family developed as a platform to address the Carrier Ethernet market and the MX960 is the first in a series of platforms designed for emerging Ethernet network architectures and services. Our T-series platforms, T640, T320, and TX Matrix, are primarily designed for core IP infrastructures. The M-series and T-series products leverage our ASIC technology and the same JUNOS operating system to enable consistent, continuous, reliable and predictable service delivery.

▪	E-Series: Our E-series products are a full featured platform with support for carrier-class routing, broadband subscriber management services and a comprehensive set of IP services. The E-series family includes the ERX-1440, -1410, -710, -705 and -310 platforms and the E320 platform. Leveraging our JUNOSe operating system, the E-Series service delivery architecture enables service providers to easily deploy innovative revenue generating services to their customers and avoid the costly and limiting piecemeal outcomes that result from equipment that delivers inconsistent edge services. All E-Series platforms offer a full suite of routing protocols and provide scalable capacity for tens of thousands of users.
     SLT Products
     SLT products provide network security solutions and enable our customers to provide additional IP-based services and enhance the performance and security of their existing networks and applications.
     Major SLT product families are summarized as follows:
▪	Firewall and VPN Systems: Our NS-5400, -5200, and -500 products and ISG-2000 and -1000 products are high performance security systems designed to provide integrated firewall, VPN and denial of service protection capabilities for enterprise environments and carrier network infrastructures. Our ISG-2000 and -1000 products can also deliver intrusion detection and prevention functionality with the addition of optional security modules to the base ISG chassis. Each of our firewall and VPN systems can be deployed in high bandwidth environments and can be used to deliver managed security services. Our firewall and VPN systems allow unique security policies to be enforced for multiple virtual local area networks, or Virtual LANs (“VLANs”), allowing a single system to secure multiple networks. Our security systems also allow for the creation of multiple Virtual Systems, each providing a unique security domain with its own virtual firewall and VPN and dedicated management interface. These features enable enterprises, service providers and government entities to use a single security system to secure multiple networks and enable carriers to deliver security services to multiple customers.
▪	Firewall and VPN Appliances: Our SSG family of products represents a new class of purpose-built security appliance that delivers a mix of high performance, security and LAN/WAN connectivity for regional and branch office deployments. The SSG appliances combine proven firewall/VPN and robust routing with a set of Unified Threat Management (“UTM”) security features to protect traffic as it flows in and out of the branch office. Our NS-208, -204, -100, -50, -25, -5XT and -5XP security appliances are fixed configuration products of varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Our security appliances are designed to maximize security and performance while using less physical space than competing products. Our security appliances can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communication.

▪	SSL VPN Appliances: Our Secure Access-6000, -4000 and -2000, and -700 appliances are used to secure remote access for mobile employees, secure extranets for customers and partners, and secure intranets. Our SSL VPN appliances are designed to be used in enterprise environments of all sizes.

▪	IDP Appliances: Our IDP-1100, -600, -200 and -50 appliances utilize intrusion detection methods to increase the attack detection accuracy and provide the broadest attack detection coverage available. Our IDP appliances provide fast and efficient traffic processing and alarm collection, presentation and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack. Our IDP appliances can also alert the IT staff to respond to the attack. Our IDP appliances can be clustered to provide high availability and reduce risk associated with a single point of failure.

▪	Application Acceleration Platforms: Our WX, WXC, and DX products improve the performance of client-server and web-enabled business applications for branch-office, remote, and mobile users. These application acceleration platforms enable our customers to deliver LAN-like performance to users around the globe who access centralized applications.

▪	Unified Access Control (“UAC”) Solution: Using our UAC 2.0 solution, our IC-4000 and -6000 appliances combine identity-based policy and end-point intelligence to give enterprises real-time visibility and policy control throughout the network.

▪	AAA and 802.1X Products: Our family of AAA and 802.1X network access security products, including our Odyssey Access Client and Steel Belted Radius products, are a key component to uniform security policy enforcement across all network access methods, including wireless LAN, remote/VPN, dial, and identity-based (wired 802.1X) methods.
     In 2006, we announced several significant new products for both of our Infrastructure and SLT products including, but not limited to, the following:
     Infrastructure:
▪	The MX960 Ethernet Services Router, a high-density, purpose-built, platform designed to address the “Carrier Ethernet” market. The MX960 is the first in a series of platforms designed for emerging Ethernet network architectures and services, and complements many products and technologies introduced by us in 2006. We expect to begin shipment of the MX960 in the first quarter of 2007.

▪	A series of enhancements for the E320 broadband services router. These enhancements include the delivery of new interface cards with advanced capabilities designed to reduce the complexity of deploying Internet Protocol Television (“IPTV”) and other services.

▪	The new M120 platform which is our next generation multi-service edge and small core routing platform.

▪	A new T-series 40 Gbps interface card was also released which delivers enhanced interoperability and service agility over optical transport and IP network infrastructures.

     SLT:
▪	The SSG family of branch office security products. The new SSG products combine firewall, virtual private network (“VPN”) and routing functionality with UTM security features to protect traffic as it flows in and out of the enterprise branch offices.

▪	Our branch office strategy, which leverages our standards-based application acceleration, IP telephony, routing and security products. This includes a full branch solution using our SSG security platforms and new J4350 and J6350 J-series enterprise routers. The strategy also includes a range of new implementation services and the integration of Intelligent Communications capabilities from Avaya, offering customers increased choice and flexibility for branch offices.

▪	The completion of integration of our 802.1X components with our new UAC 2.0 solution, including elements of our Odyssey Access Client and Steel-Belted Radius products. As an open standards-access control solution, UAC 2.0 can be deployed in a flexible array of deployment scenarios to give enterprises real-time visibility and granular policy control throughout the network.

▪	New additions to our WX and DX application acceleration platforms, which advance performance and availability and management of our comprehensive data center solution and are designed to meet the changing requirements for enterprise data centers.
     See Note 12 in Item 8 for a breakdown of net product revenues by segment.
Customer Service and Support
     In addition to infrastructure products and SLT products, we offer the following services: 24x7x365 technical assistance, hardware repair and replacement parts, unspecified software updates on a when and if available basis, professional services and educational services. We deliver these services directly to major end users and also utilize a multi-tiered support model, leveraging the capabilities of our partners and third party organizations as appropriate.
     We also train our channel partners in the delivery of education and support services to ensure locally delivered training.
     As of December 31, 2006, we employed 611 people in our worldwide customer service and support organization. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products and we have hired support engineers with proven network experience to provide those services.
Sales and Marketing
     As of December 31, 2006, we employed 1,591 people in our worldwide sales and marketing organizations. These sales employees operate in different locations around the world in support of our customers.
     Our sales organization is organized into three geographic theaters and within each theater according to the particular needs in that market. Our three geographic theaters are (i) the Americas (including United States, Canada, Central and South America), (ii) Europe, Middle East and Africa and (iii) Asia Pacific. Within each theater there are regional and country teams to ensure we operate close to the customer.
     The sales teams operate in their respective regions and generally either engage customers directly or manage customer opportunities through our distribution and reseller relationships or channels as described below. In the United States and Canada, we sell to several service providers directly and sell to other service providers and enterprise customers primarily through resellers. Almost all of our sales outside the United States and Canada are made through channel partners.
     See Note 12 in Item 8 for information concerning our revenues by significant customers and by geographic region.

     Direct Sales Structure
     Where we have a direct relationship with our customers the terms and conditions are governed either by customer purchase orders and our acknowledgement of those orders, or by purchase contracts. In instances where we have direct contracts with our customer, those contracts set forth only general terms of sale and do not require customers to purchase specified quantities of our products. For this type of customer our sales team engages directly with the customer. Customer purchase orders are received, and processed directly, by Juniper Networks.
     Channel Sales Structure
     A critical part of our sales and marketing efforts are our channel partners through whom we do the majority of our business. We employ various channel partners:
▪	A global network of strategic distribution relationships, as well as theater or country-specific distributors who in turn sell to local value added resellers who sell to the end-user customer. The distribution channel partners mainly sell our SLT products plus some router products that are often purchased by our enterprise customers. These distributors tend to be focused on particular theaters or particular countries within theaters. For example, we have substantial distribution relationships with Ingram Micro in the Americas and with NEC in Japan. Our agreements with these distributors are generally non-exclusive, limited by theater, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products.

▪	Direct value-added resellers including our strategic resellers referenced below, which resell our products to end-users around the world. These direct value-added resellers buy the products and services directly from us and have expertise in deploying complex networking solutions in their respective markets. Our agreements with these direct value-added resellers are generally non-exclusive, limited by theater, and provide product discounts and other ordinary terms of sale. These agreements do not require our direct value-added resellers to purchase specified quantities of our products.

▪	Strategic world-wide reseller relationships with Siemens AG, Ericsson Telekom A.B. and Alcatel-Lucent. These companies each offer services and products that complement, but in some cases compete with, our own product offerings and act as a fulfillment partner for our products. Our arrangements with each of these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for discounts based upon the volume of products sold and specify other general terms of sale. The agreements do not require these partners to purchase specified quantities of our products. Siemens accounted for greater than 10% of our total net revenues in 2006.
     Within each theater we employ sales professionals to assist with the management of our various sales channels. In addition we have a “direct touch” sales team that works directly with the channel partners on key accounts in order to maintain a direct relationship with our more strategic end user customers while at the same time supporting the ultimate fulfillment of product through our channel partners.
     Our sales team is generally split between service provider and enterprise customers, with each separate team ensuring focus on the key customers in these respective markets. There is a structure of sales professionals, system engineers, marketing and channel teams each focused on the respective service provider and enterprise markets.
Research and Development
     As of December 31, 2006, we employed 2,070 people in our worldwide research and development organization. We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, security, routing protocols and embedded operating systems. These individuals have worked in leading computer data networking and telecommunications companies. In addition to building complex hardware and operating systems, the engineering team has experience in delivering highly integrated ASICs and scalable technology.
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
Manufacturing and Operations
     As of December 31, 2006, we employed 149 people in manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
     We have historically had manufacturing relationships primarily with Celestica and Plexus, under which we have subcontracted the majority of our manufacturing activity. During 2006 we made a strategic decision to expand our manufacturing capabilities into China to supplement our existing manufacturing in the United States and Canada. As a result, we expanded our relationship with Celestica in China, and added Flextronics as an additional contract manufacturer in China.
     This subcontracting activity in all locations extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify, and monitor the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:
•	We conserve the working capital that would be required for funding inventory;

•	We can quickly deliver products to customers with turnkey manufacturing and drop-shipment capabilities;

•	We gain economies of scale because, by purchasing large quantities of common components, our contract manufacturers obtain more favorable pricing than if we were buying components alone;

•	We operate without dedicating significant space to manufacturing operations; and

•	We can reduce our costs by reducing fixed overhead expenses.
     Our contract manufacturers manufacture our products based on rolling forecasts from us about our product demands. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped directly to our distributors, value-added resellers or end-users. We generally do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon shipment. In certain circumstances, we may be liable to our contract manufacturers for carrying and obsolete material charges for excess components purchased based on our forecasts.
     Although we have contracts with our contract manufacturers, those contracts merely set forth a framework within which the contract manufacturer may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.
     Our ASICs are manufactured primarily by sole or limited sources, such as IBM Corporation and Toshiba Corporation, each of whom is responsible for all aspects of the production of the ASICs using our proprietary designs.
     We have at our core five key values: trust, integrity, respect, humility and excellence. These values are integral to how we manage our company and interact with our employees, customers, partners and suppliers. By working collaboratively with our suppliers, we also have the opportunity to promote socially responsible business practices beyond Juniper Networks and into our worldwide supply chain. To this end, we have adopted, and promote the adoption by others, of the Electronic Industry Code of Conduct. The Electronic Industry Code of Conduct outlines standards to ensure that working conditions in the electronics industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible.

Backlog
     Our sales are made primarily pursuant to standard purchase orders for delivery of products or services or purchase orders under framework agreements with our customers. At any given time, we have orders for products that have not been shipped and for services that have not yet been performed for various reasons. Because of industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment or performance, as well as our own history of allowing such changes and cancellations, we do not consider this backlog to be firm.
Competition
     Competition in the markets for our infrastructure and SLT products is intense.
     Infrastructure Business. In the network infrastructure business, Cisco Systems has historically been the dominant player in the market. However, other companies such as Alcatel-Lucent, Ericsson, Huawei Technologies Co., Ltd., and Nortel Networks Corporation, are providing competitive products in the marketplace.
     Many of our current and potential competitors, such as Cisco, Alcatel-Lucent, Huawei and Nortel have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage customers from purchasing our products. In addition, consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressure faced by us. For example, in 2006 Alcatel combined with Lucent Technologies, Inc. and Ericsson acquired Redback Networks. Also, many of our current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could seriously harm our operating results.
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
     SLT Business. In the market for SLT products, Cisco generally is our strongest competitor with its broad range of products. In addition, there are a number of other competitors for each of the product lines within SLT, including Checkpoint Software Technologies, Fortinet, Inc., F5 Networks, Inc., Nortel and Riverbed Technology, Inc. These additional competitors tend to be focused on single product line solutions and therefore are generally specialized and focused as competitors to our products. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.
     For both product groups we expect that, over time, large companies with significant resources, technical expertise, market experience, customer relationships and broad product lines, such as Cisco, Alcatel-Lucent, Huawei and Nortel, will introduce new products which are designed to compete more effectively in the market. There are also several other companies that claim to have products with greater capabilities than our products. Consolidation in this industry has begun, with one or more of these companies being acquired by large, established suppliers of network infrastructure products, and we believe it is likely to continue.
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
     In addition, we integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. There can be no assurance that third-party licenses will be available or continue to be available to us on commercially reasonable terms. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition, and results of operations.
     Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that patents will be issued on the patent applications that we have filed, or that we will be able to obtain the necessary intellectual property rights or those other parties will not contest our intellectual property rights.
Employees
     As of December 31, 2006, we had 4,833 full-time employees, 412 of whom were in general and administrative functions. We have not experienced any work stoppages and we consider our relations with our employees to be good. Competition for personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.
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
Executive Officers of the Registrant
     The following sets forth certain information regarding our executive officers as of February 1, 2007.

NAME	AGE	POSITION
Scott Kriens	49	Chief Executive Officer and Chairman of the Board
Pradeep Sindhu	54	Chief Technical Officer and Vice Chairman of the Board
Robert R.B. Dykes	57	Executive Vice President, Business Operations and Chief Financial Officer
Stephen Elop	43	Chief Operating Officer
Edward Minshull	48	Executive Vice President, Field Operations
Kim Perdikou	49	Executive Vice President, Infrastructure Products Group and General
		Manager, Service Provider Business Team
Robert Sturgeon	45	Executive Vice President, Service Layer Technology Group and General
		Manager, Enterprise Business Team
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
     STEPHEN ELOP joined Juniper Networks in January 2007 from Adobe Systems where he served the role of President, Worldwide Field Operations. Mr. Elop joined Adobe Systems in December 2005 when it acquired Macromedia Inc. where he was President and CEO. During his tenure at Macromedia from March 1998 to December 2005, Mr. Elop had also held various senior management positions including COO, Executive Vice President of Worldwide Field Operations. Mr. Elop held a number of Chief Information Officer and executive positions prior to Macromedia. Mr. Elop holds a Bachelor degree in Computer Engineering and Management from McMaster University, Hamilton, in Ontario, Canada.
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
     KIM PERDIKOU joined Juniper Networks in August 2000 as Chief Information Officer and served in that role until January 2006 when she assumed the role as the Executive Vice President and General Manager of the Infrastructure Products Group. Prior to Juniper Networks, Ms. Perdikou served as Chief Information Officer at Women.com from June 1999 to August 2000, and held the position of Vice President, Global Networks, at Reader’s Digest from March 1992 to April 1998, as well as leadership positions at Knight Ridder from June 1999 to August 2000, and Dun & Bradstreet from August 1989 to March 1992. Ms. Perdikou holds a B.S. in Computing Science with Operational Research from Paisley University, Paisley, Scotland, a Post-Graduate in Education degree from Jordanhill College, Glasgow, Scotland, and a Masters in Information Systems from Pace University, New York.
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
     Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. We intend to continue to cooperate with these governmental agencies. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
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
     A substantial portion of our business and revenue depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business and financial results. In addition, a number of our existing customers are evaluating the build out of their next generation network, or NGN. During the decision making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such pauses in purchases can make it more difficult to predict revenues from such customers can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business and financial results.
A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results.
     A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens accounted for greater than 10% of our net revenues during the years ended 2006, 2005 and 2004. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.
We rely on value-added resellers and distribution partners to sell our products, and disruptions to, or our failure to effectively develop and manage, our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. During 2006, Alcatel, another value-added reseller and a competitor of ours, acquired Lucent, one of our largest value-added resellers. In addition, our largest customer, Siemens, has announced that it will be transferring its telecommunications business to a joint venture between Siemens and Nokia. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.
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
Traditional telecommunications companies and other large companies generally require more onerous terms and conditions of their vendors. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenues.
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
     Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco with other companies such as Alcatel-Lucent, Ericsson, Huawei, and Nortel providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges that our products address.
     In the service layer technologies market, we face intense competition from a broader group of companies including appliance vendors such as Cisco, Fortinet, F5 Networks, Nortel and Riverbed, and software vendors such as CheckPoint. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges that our products address.

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
     We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, the SEC and U.S. Attorney’s office have inquired regarding our stock option pricing practices, and we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found below in Part I, Item 3 — Legal Proceedings. There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.
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
     With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. Growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner and our revenues and gross margins could suffer until other sources can be developed. For example, throughout the first quarter of 2006 we experienced component shortages that resulted in delays of shipments of product until late in the quarter and in an increase in our day sales outstanding. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time consuming, difficult and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business.
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
     In addition, if we fail in our integration efforts with respect to our acquisitions and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business and financial condition may be adversely affected.
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
ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     We lease approximately 1.5 million square feet worldwide, with nearly 75 percent being in North America. Our corporate headquarters is located in Sunnyvale, California and consists of five buildings totaling approximately 0.6 million square feet. Each building is subject to an individual lease or sublease, which provides various option, expansion and extension provisions. The corporate headquarters leases expire between January 2008 and May 2014. We also own approximately 80 acres of land adjacent to our leased corporate headquarters location. Additionally, we lease an approximately 0.2 million square foot facility in Westford, Massachusetts. The leases expire between January and March 2011.
     In addition to our offices in Sunnyvale and Westford, we also lease offices in various locations throughout the United States, Canada, South America, Europe, the Middle East, Africa, and the Asia Pacific region, including offices in China, India, Ireland, Israel, Hong Kong, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom. Our longest lease expires in May 2016. Our current offices are in good condition and appropriately support our business needs.
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
     State Derivative Lawsuits — California
     On May 24 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against us and certain of our current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. A consolidated complaint was filed on July 17, 2006. The consolidated complaint alleges that certain of our current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste, and violations of California securities laws for insider selling. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants. On July 28, 2006, the defendants filed a motion to stay all discovery in this action. On August 16, 2006, the defendants filed a motion to dismiss or stay this action in favor of the federal derivative actions pending in the Northern District of California. Plaintiffs have not yet filed their oppositions to those two motions. On November 6, 2006, the parties stipulated that the plaintiffs could file a motion to amend their complaint and a motion to compel responses to discovery no later than thirty days after we complete the filing of our restated financial statements, and that the hearing on the defendants’ two pending motions will be heard on the same date as the plaintiffs’ two contemplated motions.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Our common stock is quoted on the NASDAQ Global Select Market under the symbol “JNPR”, and has been quoted on NASDAQ since June 25, 1999. Prior to that time, there was no public market for the common stock. All stock information has been adjusted to reflect the three-for-one split, effected in the form of a stock dividend to each stockholder of record as of December 31, 1999 and a two-for-one split, effected in the form of a stock dividend to each stockholder of record as of May 15, 2000. Juniper Networks has never paid cash dividends on its common stock and has no present plans to do so. There were approximately 1,555 stockholders of record at January 31, 2007 and we have a substantially larger number of beneficial owners. The following table sets forth the high and low closing bid prices as reported on NASDAQ:

2006	High	Low
First quarter	$22.38	$17.06
Second quarter	$20.30	$14.55
Third quarter	$17.34	$12.20
Fourth quarter	$21.56	$16.77

2005
First quarter	$26.82	$20.75
Second quarter	$27.12	$19.75
Third quarter	$26.53	$22.33
Fourth quarter	$24.60	$21.31
(b)	None

(c)	None

(d)	The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated by reference to Part III, Item 12 of this Form 10-K.

(e)	The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on December 31, 2001 in each of Juniper Networks common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index.

ITEM 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto in Item 8 “Consolidated Financial Statements and Supplementary Data.”
     The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. Reclassifications have been made to prior year balances to conform to the current year presentation. For a complete description of matters affecting the results in the tables below, including acquisitions by the Company during the three years ended December 31, 2006, see “Notes to the Consolidated Financial Statements” in Item 8.
Consolidated Statements of Operations Data (in millions, except per share data)

	Year Ended December 31,
	2006 (a)	2005 (b)	2004 (c)	2003 (d)	2002 (e)
		As Restated (1)	As Restated (1)	As Restated (2)	As Restated (2)
				(Unaudited)	(Unaudited)
Net revenues	$2,303.6	$2,064.0	$1,336.0	$701.4	$546.5
Cost of revenues	754.3	653.5	415.1	259.9	234.1
Gross margin	1,549.3	1,410.5	920.9	441.5	312.4
Operating expenses	2,547.1	969.5	728.6	403.8	487.4
Operating (loss) income	(997.8)	441.0	192.3	37.7	(175.0)
Other income and expense	100.7	56.5	15.8	1.9	11.8
(Loss) income before income taxes	(897.0)	497.5	208.1	39.6	(163.2)
Provision for income taxes	(104.4)	(146.8)	(79.9)	(8.9)	(4.5)
Net (loss) income	(1,001.4)	350.7	128.2	30.7	(167.7)
Net (loss) income per share:
Basic	$(1.76)	$0.63	$0.26	$0.08	$(0.48)
Diluted	$(1.76)	$0.58	$0.24	$0.07	$(0.48)
Shares used in computing net (loss) income per share:
Basic	567.5	554.2	493.1	382.2	350.7
Diluted	567.5	600.2	543.7	414.1	350.7

(a)	Includes the following significant pre-tax items: goodwill and intangible assets impairment charges of $1,283.4 million, stock-based compensation of $87.6 million, stock option investigation costs of $20.5 million and other tax related charges of $10.1 million.

(b)	Includes the following significant pre-tax items: stock-based compensation expense of $22.3 million, in-process research and development charges of $11.0 million, a gain from the sale of equity investment of $1.7 million, a patent related charge of $10.0 million, a charge of $5.9 million from the impairment of certain purchased intangible assets and a reversal of acquisition related reserves of $6.6 million.

(c)	Includes the following significant pre-tax items: stock-based compensation expense of $54.9 million, in-process research and development charges of $27.5 million, merger integration costs of $5.1 million, loss on redemption of the convertible subordinated notes of $4.1 million, an investment write-down charge of $2.9 million, and a credit of $5.1 million from changes in restructuring estimates.

(d)	Includes the following significant pre-tax items: stock-based compensation expense of $21.4 million, restructuring charges of $14.0 million and gains on the sale of investments of $8.7 million.

(e)	Includes the following significant pre-tax items: stock-based compensation expense of $48.5 million, restructuring charges of $20.2 million, in-process research and development charges of $83.5 million, merger integration charges of $2.5 million, gains on the retirement of convertible subordinated notes of $62.9 million and an investment write-down charge of $50.5 million.

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)	The Selected Financial Data for 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact as further described in the “Explanatory Note” immediately preceding Part I, Item 1. Consequently, net income was decreased by $8.5 million for the year ended December 31, 2003 and net loss was increased by $48.0 million for the year ended December 31, 2002, as follows:

	Fiscal Year ended, December 31, 2003			Fiscal year ended December 31, 2002
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
			(Unaudited)			(Unaudited)
Net revenues	$701.4	$—	$701.4	$546.5	$—	$546.5
Gross margin	444.0	(2.5)	441.5	315.4	(3.0)	312.4
Operating expenses	387.0	16.8	403.8	442.4	45.0	487.4
Operating income (loss)	57.0	(19.3)	37.7	(127.0)	(48.0)	(175.0)
Other income and expense	1.9	—	1.9	11.8	—	11.8
Income (loss) before taxes	58.9	(19.3)	39.6	(115.2)	(48.0)	(163.2)
Income taxes (provision) benefit	(19.7)	10.8	(8.9)	(4.5)	—	(4.5)
Net income (loss)	39.2	(8.5)	30.7	(119.7)	(48.0)	(167.7)
Net income (loss) per share:
Basic	$0.10	$(0.02)	$0.08	$(0.34)	$(0.14)	$(0.48)
Diluted	$0.10	$(0.03)	$0.07	$(0.34)	$(0.14)	$(0.48)
Shares used in computing net income (loss) per share:
Basic	382.2	—	382.2	350.7	—	350.7
Diluted	403.1	11.0	414.1	350.7	—	350.7

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K. Prior period amounts have been reclassified in order to conform to the current year presentation.
Consolidated Balance Sheet Data (in millions)

	As of December 31,
	2006	2005	2004	2003	2002
		As Restated (1)	As Restated (2)	As Restated (2)	As Restated (2)
			(Unaudited)	(Unaudited)	(Unaudited)
Cash, cash equivalents and available-for-sale investments	$2,614.3	$2,047.1	$1,713.1	$975.8	$1,162.1
Working capital	1,759.2	1,261.4	903.9	423.2	436.0
Goodwill	3,624.7	4,879.7	4,409.4	983.4	987.7
Total assets	7,368.4	8,183.6	6,981.3	2,411.1	2,614.7
Total long-term liabilities	490.7	468.0	504.1	583.3	942.1
Total stockholders’ equity	6,115.1	7,088.2	5,974.3	1,562.4	1,430.5

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)	The Selected Financial Data for 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact as further described in the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K. Consequently, previously reported net stockholders’ equity as of December 31, 2004 decreased by $18.5 million. There were no material changes to the previously reported other balance sheet data as of December 31, 2004. There were no material changes to the previously reported net stockholders’ equity and other balance sheet data as of December 31, 2003 and 2002.

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
     The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, and in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.
     The following discussion is based upon our Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Overview of the Results of Operations
     To aid in understanding our operating results for each of the three years in the period ended December 31, 2006, we believe an overview of the significant events that affected those periods and a discussion of the nature of our operating expenses is helpful.
     Significant Events
     Business and Market Environment
     The year of 2006 marked our 10th anniversary and a year of considerable progress which culminated with record revenue results for both the year and in the fourth quarter. In addition, Standard & Poor’s (“S&P”) has added the company to the S&P 500 Index as of the close of trading on June 1, 2006. During 2006, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services, such as the combination of Alcatel S.A. and Lucent Technologies Inc. and the acquisition of Redback Networks, Inc. by Ericsson.
     We believe our innovation and market momentum have also allowed us to build partnerships with other market leaders, which we announced in 2006, including Avaya Inc., Microsoft Corporation, NEC and Symantec Corporation.
     Our total installed base of products has grown to approximately $8.6 billion across more than 100 countries worldwide. These numbers are the result of more than 400,000 units shipped to over 20,000 customers thanks to the help of more than 9,000 partners since our inception.

     In 2006, we had major Next Generation Network (“NGN”) wins in the service provider marketplace, helping us to achieve an overall installed base of over 2,500 units of the T-series in North America, EMEA and selected countries in Asia. We saw significant success in carriers selecting equipment for the core of their networks designed to provide multiple types of services, such as voice, data and video, so called “multi-play”, a strategic focus for us and an important growth opportunity for the future. We have also seen an increased level of interest in our SLT portfolio and a growing number of service providers using our SLT products for both managed service offerings and outsourced solutions for their customers. In fact, the number of service providers buying our SLT products increased 50% from 2005 to 2006. We successfully delivered the products we planned to deliver in 2006 despite the risks associated with the long length of product development, testing and acceptance cycles involved with these products in these markets. We have made good progress in 2006 and we are building a product portfolio in a market with solid demand for IP infrastructure.
     Restatement of Previously Issued Financial Statements
     In this Form 10-K as of and for the year ended December 31, 2006 (the “2006 Form 10-K”), we are restating our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004 as a result of an independent stock option investigation commenced by the Board of Directors and Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This 2006 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002. In addition, we are restating our unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
     Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to August 10, 2006, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, prior to August 10, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Form 10-Q and Form 8-K filed by us with the SEC on or after August 10, 2006.
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
     The impact from on the consolidated statement of operations from recognizing stock-based compensation expense through December 31, 2006 resulting from the investigation is summarized as follows (in millions):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1998	$—	$—
1999	15.3	15.3
2000	283.3	201.6
2001	513.1	488.1
2002	48.0	48.0
2003	19.4	8.6

Subtotal	879.1	761.6
2004	10.9	7.5
2005	4.7	3.3

Total	$894.7	$772.4

     In addition to the $894.7 million recognized through fiscal 2005, $2.1 million of unamortized deferred compensation remained as of December 31, 2005, bringing the total incremental impact from the investigation to approximately $896.8 million. As required by SFAS 123R, which was adopted on January 1, 2006, the unamortized deferred compensation of $2.1 million has been reclassified to additional paid-in capital, along with the unamortized deferred compensation for stock options assumed from past acquisitions, in our consolidated balance sheet. Beginning in 2006, the incremental amortization resulting from the investigation is included in stock-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The incremental stock-based compensation expense from the restatement of employee stock options was $0.6 million, on a pre-tax basis, for the year ended December 31, 2006.
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

     Because virtually all holders of options issued by us were not involved in or aware of the incorrect pricing, we have taken and intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). We recorded $10.1 million as other charges in operating expense for 2006 in relation to these items and other tax related items. We expect to incur future charges to resolve the adverse tax consequences of incorrectly priced options
     We misclassified the gains and losses from the retirement of our treasury shares in fiscal 2004. Accordingly, we reduced our retained earnings (accumulated deficit) as of December 31, 2004 and 2005 by $63.6 million with a corresponding increase to additional paid-in capital.
     The impact of recognizing additional stock compensation and other adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

	Common Stock &
	Additional Paid-In	Deferred Stock		Net Impact to
Fiscal Year	Capital	Compensation	Accumulated Deficit	Stockholders’ Equity
1998	$—	$—	$—	$—
1999	215.3	(200.0)	(15.3)	—
2000	479.6	(278.0)	(201.6)	—
2001	74.9	413.2	(488.1)	—
2002	21.5	26.5	(48.0)	—
2003	(10.6)	19.2	(8.6)	—

Subtotal	780.7	(19.1)	(761.6)	—
2004	41.3	11.3	(71.1)	(18.5)
2005	204.6	5.7	(3.3)	207.0

Total	$1,026.6	$(2.1)	$(836.0)	$188.5

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
     Impairment of Goodwill and Intangible Assets
     We recorded a $1,280.0 million non-cash goodwill impairment charge in our consolidated statements of operations within the SLT segment to adjust the estimated carrying value of our goodwill for the three and six months ended June 30, 2006. The impairment of goodwill was primarily attributable to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Future impairment indicators, including further declines in our market capitalization or a decrease in revenue or profitability levels, could require additional impairment charges to be recorded.

     We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. In 2006 and 2005, we recorded impairment charges of $3.4 million and $5.9 million, respectively, related to certain Kagoor purchased intangibles as a result of a significant reduction in our forecasted revenue associated with the session border control products.
     Stock-Based Compensation
     We adopted the fair value recognition provisions of SFAS 123R effective January 1, 2006, using the modified prospective transition method and, therefore, have not revised prior periods’ results. During 2006, we issued stock options to the members of our Board (“outside directors”) and stock options, restricted stock units (“RSUs”) and shares of common stock pursuant to equity incentive plans. Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share equal to or greater than $22.00, all of which were previously granted under our stock option plans and that were outstanding on December 16, 2005. The options accelerated excluded options previously granted to certain employees, including all of the executive officers and the Board of Directors of Juniper Networks. Under SFAS 123R, we recorded pre-tax stock-based compensation expense of $87.6 million in 2006 compared to $22.3 million in 2005 when we recognized stock-based compensation expense under the intrinsic value recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).
     Beginning in May 2006, we have adopted the 2006 Equity Incentive Plan (“2006 Plan”) which provides for a maximum term of seven years from the grant date for non-statutory stock options and for incentive stock options (except that the maximum term is five years from the grant date for incentive stock options granted to a holder of more than 10% of the Company’s stock). The 2006 Plan also provides for a defined option granting schedule for our outside directors. Details of the 2006 Plan are described in Note 6, “Stockholders’ Equity,” in Notes to Consolidated Financial Statements of this Form 10-K.
     Stock Repurchase Activities
     In July 2004, our Board of Directors authorized a stock repurchase program. This program authorized repurchases of up to $250.0 million of our common stock. In the first quarter of 2006, we repurchased and retired 10,071,100 shares of common stock at an average price of $18.51 per share as part of our Common Stock Repurchase Program. No shares were repurchased after the three months ended March 31, 2006. As of December 31, 2006, a total of 12,939,700 common shares had been repurchased and retired since the inception of the program, equating to approximately $250.0 million at an average price of $19.32 per share.
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
     Business Acquisitions
     We had no acquisitions in the year ended December 31, 2006. We completed a total of six acquisitions in the years ended December 31, 2005 and 2004. The main purposes of these acquisitions were to expand our product portfolio and customer base. The results of the following acquisitions have been included in our consolidated statements of operations beginning on their respective acquisition dates.
     The following is a summary of our acquisitions in 2004 and 2005:
•	Funk Software, Inc. (“Funk”) acquired on December 1, 2005: Developed and sold products designed to protect the integrity of the network by verifying users and devices that meet an organization’s security policies before granting network access.

•	Acorn Packet Solutions, Inc. (“Acorn”) acquired on October 20, 2005: Developed and sold products that enable migration from circuit based networks to more flexible and cost-effective IP networks.

•	Peribit Networks, Inc. (“Peribit”) acquired on July 1, 2005: Developed and sold products that enhance wide-area network (“WAN”) optimization and application delivery.

•	Redline Networks, Inc. (“Redline”) acquired on May 2, 2005: Developed and sold application front end platforms for enterprise data centers and public web sites.

•	Kagoor Networks, Inc. (“Kagoor”) acquired on May 1, 2005: Developed and sold session border control products to enhance voice-over-Internet Protocol networking for communication carriers.

•	NetScreen Technologies, Inc. (“NetScreen”) acquired on April 16, 2004: Developed and sold a broad array of integrated network security solutions for enterprises, service providers, and government entities.
     Acquisition Related Liabilities
     In connection with our acquisitions, we recorded liabilities associated with severance, future lease, and other obligations. The initial liabilities were recorded as part of the acquisitions and did not impact the consolidated statements of operations. The following is a summary of these liabilities:
•	In 2005, we recorded liabilities of $4.5 million for the five acquisitions of that year, primarily related to future lease, severance, and other contractual obligations. As of December 31, 2006, there was $1.2 million remaining to be paid, primarily related to future leases that extend through 2009 and other contractual obligations.

•	At the time of the NetScreen acquisition in 2004, we accrued $21.3 million primarily related to professional services, severance and facility charges. As of December 31, 2006, there was approximately $1.6 million remaining to be paid, primarily for facility leases that extend through 2008.

•	At the time of the acquisition of Unisphere Networks, Inc. (“Unisphere”) in 2002, we accrued $14.8 million primarily related to professional services, severance and facility charges. As of December 31, 2006, there was approximately $0.8 million remaining to be paid, primarily for facility leases that extend through March 2011.
     Restructuring and Other Related Charges
     Restructuring Reserves
     We initiated restructuring plans to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. The following is a summary of our restructuring plans charged to operating expenses in the consolidated statements of operations:
•	In 2006, we implemented a restructuring plan which provided for a reduction of 33 employees within the Infrastructure segment during the second and third quarters of 2006. Total accrual of $2.1 million, consisting primarily of severance and purchase commitment charges, was recognized as restructuring charges in operating expense and cost of product revenues in 2006. As of December 31, 2006, we had related restructuring reserves of $0.1 million recorded in short-term liabilities in the consolidated balance sheet.

•	In 2004, we implemented a restructuring plan at the time of the acquisition of NetScreen. We initially recorded a charge of approximately $0.4 million primarily related to workforce reduction costs, which has been completely paid as of December 31, 2006.

•	In 2003, we implemented a restructuring plan, under which we announced that we would no longer develop our G-series CMTS products and recorded a charge that was comprised of workforce reduction costs, non-inventory asset impairment, costs associated with vacating facilities and terminating contracts and other related costs. We initially recorded a charge of approximately $14.0 million that was comprised of workforce reduction costs, non-inventory asset impairment, vacating facilities costs, the costs associated with termination of contracts and other related costs. As of December 31, 2006, approximately $1.0 million remained unpaid primarily for a facility lease that extends through July 2008.

•	In 2002, we implemented a restructuring plan at the time of the Unisphere acquisition. We initially recorded a charge of $14.9 million, of which approximately $0.5 million remained unpaid as of December 31, 2006, primarily for facility leases that extend through April 2009.
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
     Nature of Expenses
     We have an extensive distribution channel in place that we use to target new customers and increase sales. We have made substantial investments in our distribution channel during 2006, 2005 and 2004.
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
     Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, commissions, bonuses, vacation, benefits and travel. We added over 688 employees in 2006 primarily in engineering and customer service functions as a result of increased investment in customer service operations to support investment in the enterprise market. In 2005, we added 420 employees across all functions primarily as a result of acquisitions. We had 4,833, 4,145 and 2,948 employees as of December 31, 2006, 2005 and 2004, respectively.
     Facility and information technology departmental costs are allocated to other departments based on headcount. These departmental costs have increased each of the last two years due to increases in headcount and facility leases resulting from acquisitions and additional infrastructure systems to support our growth. We expect to further invest in our internal information technology infrastructure in 2007.
     Research and development expenses include:
•	The costs of developing our products from components to prototypes to finished products,

•	Outside services for such services as certifications of new products, and

•	expenditures associated with equipment used for testing.
     Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred. We plan to increase our investment in research and development during 2007 compared to 2006 to further advance our competitive advantage.

     Sales and marketing expenses include costs for promoting our products and services, demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We plan to continue our investment in sales and marketing activities in both direct and channel sales. We will expand into new markets, particularly emerging markets, and continue to expand both our service provider and enterprise focus. We will also further develop our distribution channel in 2007 in an effort to expand and grow our presence in new markets, serving both private and public networks with a full portfolio of networking products.
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
     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
•	Revenue Recognition. Our products are integrated with software that is essential to the functionality of our equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of its products. Accordingly, we accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to us.

For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, our ability to recognize revenue in the future could be impacted by conditions imposed by our customers.

For sales to direct end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. We recognize service revenue as the services are completed or ratably over the period of the obligation.

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

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers was to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

•	Contract Manufacturer Liabilities. We outsource most of our manufacturing, repair and supply chain management operations to our independent contract manufacturers and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish reserves for carrying charges and obsolete material charges for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecasted, which may be caused by factors outside of our control, we have contractual liabilities and exposures with the independent contract manufacturers, such as carrying costs and obsolete material exposures, which would have an adverse impact on our gross margins and profitability.

•	Warranty Reserve. We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and technical labor costs and associated overhead incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) significant slowdown in the worldwide economy or the networking industry or (iv) failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets on an annual basis as of November 1 or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we use the market approach as well as the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly subjective assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In conjunction with the adoption of SFAS 123R, we also adopted the single-approach method for valuing our stock-based awards as well as the straight-line method for amortizing the related stock-based compensation expense.

In connection with our restatement of the consolidated financial statements, we have applied judgment in choosing whether to revise measurement dates and if revised which measurement date to select for prior option grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth above under “Restatement of Previously Issued Financial Statements” and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

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

•	Litigation and Settlement Costs. From time to time, we are involved in disputes, litigation and other legal actions. We are aggressively defending our current litigation matters; however, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely impact gross margins in future periods. If any of those events were to occur, our business, financial condition and results of operations and cash flows could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses.

•	Loss Contingencies. We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.
     Results of Operations
     The following table illustrates certain statement of operations data expressed as a percentage of net revenues:

	Years Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Net revenues	100%	100%	100%
Cost of revenues	33%	32%	31%

Gross margin	67%	68%	69%
Operating expenses:
Research and development	21%	17%	20%
Sales and marketing	24%	21%	25%
General and administrative	4%	4%	4%
Amortization of purchased intangible assets	4%	4%	4%
In-process research and development	—	1%	2%
Impairment of goodwill and intangibles	56%	—	—
Other charges, net	2%	—	—

Total operating expenses	111%	47%	55%

(Loss) income from operations	(44%)	21%	14%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
     The increases in revenues, cost of expenses, and operating expenses in 2006 compared to 2005 were attributable to continued growth primarily driven by increased sales resulting from the consolidation in the large service providers market and increased success in the enterprise market in key areas like the U.S. Federal Government. In particular, we experienced sales growth in the emerging markets in Eastern Europe, the Middle East and Asia, as well as significant growth in our sales to the top 10 world-wide service providers. Our service revenue grew substantially as a result of an increased equipment base, increased attach rates (the rate that purchases of equipment are accompanied by purchases of related services) on new sales and new professional services. The cost of revenues and operating expenses increases were directly attributable to the revenue growth and investments in research and development efforts. In addition, we recognized impairment and other charges in 2006.
     Net Revenues
     The following table shows total net product and service revenues and net product and service revenues as a percentage of total net revenues (in millions, except percentages):

	Year Ended December 31,
	2006		2005		2004
Net product revenues	$1,893.3	82%	$1,771.0	86%	$1,162.9	87%
Net service revenues	410.3	18%	293.0	14%	173.1	13%

Total net revenues	$2,303.6	100%	$2,064.0	100%	$1,336.0	100%

     Our total net revenues increased $239.6 million, or 12%, to $2,303.6 million in 2006. Our total net revenues increased by $728.0 million, or 54%, to $2,064.0 million in 2005.
     Net Product Revenues
     The $122.3 million, or 7%, increase in our product net revenue from 2005 to 2006 was the result of increased activity in both service provider and enterprise markets. In particular we had success in selling our products to customers who are adopting next generation networks (“NGN”) IP networks, which are designed to reduce total operating costs and to be able to offer multiple services over a single network. In addition we had a number of new product releases during 2006 and expanded into new emerging markets. During 2006 and 2005, we recognized $4.2 million and $32.7 million, respectively, of product net revenue from shipments made to end-users and value-added resellers that were deferred at the end of the prior year.
     Infrastructure products accounted for $1,413.4 million or 75% of our total net product revenues during 2006 and $1,371.6 million or 77% of our total net product revenues during 2005. Infrastructure product net revenue grew by $41.8 million or 3% from 2005 to 2006 primarily due to continued success from a very significant year of growth in 2005, which strengthened our position as a supplier to the largest service providers in the world, particularly in the United States and in EMEA. This success was partially offset by a pause in the build out of NGNs and associated purchase decisions, particularly in Japan, as major carriers prepare for the next stage of bandwidth and services expansion, and a large product revenue deferral for products shipped to Verizon that is expected to be recognized in 2007. Infrastructure product net revenue increased 40.6% from 2004 to 2005, primarily due to the increase in revenues from service providers and enterprises as a result of significant success selling into the broadband and core networks for the service providers across the world and the recognition in the market place of Juniper Networks’ world-class service provider solutions.
     SLT products accounted for $479.9 million or 25% of our total product revenue in 2006 and $399.4 million or 23% of total net product revenues during 2005. SLT product net revenue increased $80.5 million or 20% from 2005 to 2006 due to a growing demand and brand recognition for our Security products from large enterprises and the U.S. Federal Government. In addition, the new products announced in 2006 and those added to our portfolio through the various acquisitions in 2005 contributed to this increase. In addition, we experienced good success in selling SLT products to service providers for both their own IT infrastructure and resale. Our SLT product revenue increase in 2005 was primarily driven by the increased demands in security products by the enterprise market. Additionally, the acquisitions completed in 2005 enabled us to cross sell infrastructure, security, and application acceleration products to existing customer bases.
     An analysis of the change in revenue by Infrastructure and SLT segments, and the change in units, can be found below in the section titled “Segment Information.”

     Net Service Revenues
     Net service revenues increased $117.3 million or 40% from 2005 to 2006 primarily due to an increase in the customer installed base that we are servicing, as well as increased attach rates on new product sales, improved enterprise service infrastructure allowing more rapid implementation of services and the addition of new professional service offerings. Professional service revenue also increased, to a lesser extent, in 2006 compared to 2005 due primarily to maintenance-related on-site engineering services as well as additional consulting projects in 2006. Net service revenues increased $119.9 million or 69% from 2004 to 2005 primarily due to the growth in support services and, to a lesser degree, the growth in professional services. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts that are typically for one-year renewable periods. The increases in support service revenue were primarily due to the additional technical support service contract initiations associated with higher product sales, which have resulted in increased renewal and a larger installed base of equipment being serviced. These contracts are typically for services such as 24-hour customer support, non-specified updates and hardware repairs. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. In addition to support services and professional services, we also provide educational services.
     Total Net Revenues
     The following table shows net revenue by geographic region (in millions, except percentages):

	Year Ended December 31,
	2006		2005		2004
Americas:
United States	$953.0	41%	$879.0	43%	$561.5	42%
Other	78.4	4%	53.9	2%	47.6	4%

Total Americas	1,031.4	45%	932.9	45%	609.1	46%

Europe, Middle East, and Africa (EMEA)	812.7	35%	610.1	30%	380.5	28%

Asia Pacific:
Japan	159.3	7%	204.8	10%	155.7	12%
Other	300.2	13%	316.2	15%	190.7	14%

Total Asia Pacific	459.5	20%	521.0	25%	346.4	26%

Total	$2,303.6	100%	$2,064.0	100%	$1,336.0	100%

     We continue to experience varying distribution of revenue among our three geographic theaters, and we expect this trend to continue.
     Net revenue in the United States increased by $74.0 million in 2006 from 2005 due to continued success both with enterprise customers such as the U.S. Federal Government, as well as with major service providers in the United States. The increase was also due in part to sales to major internet content providers and the cable providers. This success was partially offset by a significant product revenue deferral for product shipped to Verizon. Net revenue in the United States as a percentage of total net revenue decreased by two percentage points in 2006 compared to 2005 as a result of the strong growth in EMEA. Total 2006 revenue recorded by the Americas region grew by $98.5 million from its 2005 level and remained at 45% of worldwide revenue, as compared to 2005, due to significant success with the main service providers in Canada and various South American countries including Brazil and Argentina. Revenue in the EMEA region grew by $202.6 million or five percentage points in 2006 due to significant success with NGN deployments across the region, in particular Sweden, the Netherlands, France, and Germany, as well as sales growth in emerging regions including Russia, Eastern Europe and the Middle East. Revenue from the Asia Pacific region declined $61.5 million or 12% primarily due to the impact of certain NGN project decision delays in Japan driving revenue down year over year, partially offset by increased demands in China.
     Net revenue in the United States as a percentage of total net revenue increased from 2004 to 2005 primarily due to the growth driven by increased demand within the service provider and enterprise markets. Net revenue in EMEA as a percentage of total net revenue increased in 2005 compared to 2004 primarily due to strength across the region, including Germany and the United Kingdom. Net revenue in other Asia Pacific countries as a percentage of total net revenue remained fairly consistent with prior years.
     Siemens accounted for greater than 10% of our net product and service revenues for the years ended December 31, 2006, 2005, 2004. We expect that our largest customers, as well as key strategic partners, will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future particularly due to the consolidation that continues to impact both our customers and partners.
     Cost of Revenues
     The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Year Ended December 31,
	2006	GM%	2005	GM%	2004	GM%
			As Restated (1)		As Restated (1)
Cost of product revenues	$555.1	71%	$506.3	71%	$318.8	73%
Cost of service revenues	199.2	51%	147.2	50%	96.3	44%

Total cost of revenues	$754.3	67%	$653.5	68%	$415.1	69%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
     Cost of Product Revenues
     Cost of product revenues increased $48.8 million or 10% in 2006 as compared to 2005. The increase was primarily attributable to increased product revenue in both the enterprise and service provider markets. Net product gross margin of 71% for 2006 fell by less than one percentage point compared to that in 2005 despite increased competitive pressure due to the impact of the mix of products; the mix of territories and reduced manufacturing costs. We expect to see increasing price competition and downward pressure on our product gross margins in the future. The increase in stock compensation expense in cost of product revenue from 2005 to 2006 of $0.9 million was primarily due to the impact of adopting SFAS 123R in 2006.
     The two percentage point decrease in product gross margins from 2004 to 2005 was primarily due to increasing competition as certain of our products have become more mature in their product cycles. As we expanded our market share and entered more markets since 2004, we experienced increasing price competition. Nevertheless, higher product revenue volume contributed to the increased gross margin by $420.6 million, or 50%, in 2005 when compared to 2004.
     Cost of Service Revenues
     Cost of service revenues increased $52.0 million in 2006 as compared to that in 2005. The increase was a direct result of a larger installed base of products covered by service contracts. However, our service gross margin increased one percentage point from 2005 to 2006 as a result of improved efficiencies and economies of scale, which result in a better leveraged service organization. Total employee salary and related expenses as a percentage of service revenue were: 20% for 2006, 20% for 2005 and 26% for 2004; however, in absolute dollars, employee salary and related expenses increased $22.3 million from 2005 to 2006 primarily due to an investment in new customer service personnel, particularly to support our enterprise customers. Stock compensation expense in cost of service revenue also increased by $4.1 million from 2005 to 2006 primarily due to the impact of adopting SFAS 123R in 2006. In addition to personnel expenses, outside services costs increased $7.1 million from 2005 to 2006 primarily due to contracting for engineers to provide professional services revenue, particularly for the Middle East and other emerging markets. Spares and shipping expenses increased $7.3 million and $5.6 million, respectively, from 2005 to 2006 due to a significant investment in spares around the world to support the increase in customer contracts, particularly in the enterprise market. Finally, the costs associated with facilities, depreciation and other expenses increased $4.9 million in cost of service revenue from 2005 to 2006 due to increases in revenue and investment in infrastructure to support the growing business.
     Service gross margins increased six percentage points from 2004 to 2005 and, increase was primarily attributable to a larger revenue increase when compared to the increase in cost of headcount, outside services, and spares purchases, all of which were needed to support the growing installed base. Total employee related expenses as a percentage of service revenue for 2005 decreased to 20% compared to 26% in 2004. Nevertheless, in absolute dollars, total service related costs increased $50.9 million from 2004 to 2005: employee related expenses increased $20.2 million, and outside service expenses increased by $17.5 million as a result of increased headcount during 2005. In addition, expense associated with spares increased by $7.1 million.

Research and Development, Sales and Marketing and General and Administrative Expenses
     The following table shows research and development, sales and marketing, and general and administrative expenses amounts and as a percentage of total net revenues (in millions, except percentages):

	Year Ended December 31,
	2006		2005		2004
			As Restated (1)		As Restated (1)
Research and development	$480.2	21%	$357.3	17%	$264.4	20%
Sales and marketing	558.0	24%	441.6	21%	324.3	24%
General and administrative	97.1	4%	75.0	4%	55.5	4%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
     Research and Development Expenses
     Research and development expenses increased $122.9 million, or four percentage points of net revenue, in 2006 over 2005 as a result of our focus on the development of a broader portfolio of networking products. The increase in absolute dollars was primarily due to increases in personnel related expenses of $61.7 million, depreciation of $12.4 million, facility related expenses of $10.5 million, engineering and testing expenses of $8.3 million, outside service expenses of $3.5 million and equipment related expenses of $2.1 million. The increases in personnel related expenses in 2006 were primarily due to additional hires in the engineering organization across the Infrastructure and SLT segments. Headcount increased 19% from 1,736 individuals to 2,070 individuals during 2006. The headcount increase was attributable to product innovation efforts in areas including routers security and integration in order to capture potential future NGN infrastructure growth and other opportunities in the enterprise and the service provider markets. To a lesser extent, the increases in personnel expenses were attributable to merit-based salary increases beginning in April 2006. Facility, engineering and testing expense increased in 2006 to support our product innovation efforts. Outside service expenses increased in 2006 primarily due to additional consulting projects on developing future product roadmaps. The increase in stock compensation expense in research and development expenses from 2005 to 2006 of $24.0 million was primarily due to the impact of adopting SFAS 123R in 2006. We continue to invest in both stand-alone as well as integrated products in order to satisfy our customer needs. Our investment and expansion on our global research and development efforts were primarily in China and India.
     Research and development expenses increased $92.9 million in 2005 compared to 2004, but decreased by 3% of total net revenues. The increase in absolute dollars was primarily due to increases in personnel related expenses of $66.4 million, facility related expenses of $14.1 million, engineering and testing expenses of $12.6 million, equipment related expenses of $8.5 million, and depreciation of $5.1 million. The increases in personnel related expenses in 2005 were primarily due to additional hires in the engineering organization, including those from the five acquisitions. The increase was partially offset by the decrease in research and development related stock compensation expense of $14.3 million compared to 2004 as a result of forfeitures of unvested options in 2005 and additional compensation expense recorded as a result of our restatement discussed in Note 2, “Restatement of Consolidated Financial Statements.” In addition, we invested and expanded on our global research and development efforts, specifically in China and India.
     Sales and Marketing Expenses
     Sales and marketing expenses increased $116.4 million in 2006 compared to 2005 and increased as a percent of total net revenues. The increase in absolute dollars was primarily due to increases in personnel related expenses of $58.9 million, increases in facility related expense of $12.0 million, increases in travel expenses of $10.3 million, increases in marketing related activities of $6.6 million, and increases in equipment related expenses of $2.6 million. Personnel related expenses increased in 2006 primarily due to additional hires to support the expansion of our distribution channels and customer base, as well as to support the larger portfolio of products. In particular, we expanded our enterprise sales force, and targeted key growth areas such as China, Middle East and India. We added 171 individuals to our sales and marketing function during 2006. Travel expense increased in 2006 due primarily to increased headcount and more activity in emerging markets. Marketing related activities increased primarily as a result of specific activities designed to expand and improve our brand recognition, support of our distribution channels, introduction of new products, targeted solution value propositions and increase awareness of our existing products to a broader range of customers. Equipment related expenses increased in 2006 due to the introduction of new products. The increase in stock compensation expense in sales and marketing from 2005 to 2006 of $24.5 million was primarily due to the impact of adopting SFAS 123R in 2006.
     Sales and marketing expenses increased $117.3 million in 2005 compared to 2004 but decreased as a percent of total net revenues. The increase in absolute dollars was primarily due to increases in personnel related expenses of $97.3 million, increases in marketing related activities of $10.9 million, and increases in equipment related expenses of $2.6 million. Personnel related expenses increased in 2005 primarily due to additional hires, including acquisitions, to support the expansion of our distribution channels and customer base, as well as to support the larger portfolio of products. Marketing related activities increased primarily as a result of specific activities designed to expand and improve our distribution channels, introduction of new products, and increase awareness of our existing products to a broader range of customers. Stock-based compensation pertaining to sales and marketing functions was $6.8 million and $22.0 million for 2005 and 2004, respectively.
     General and Administrative Expenses
     General and administrative expenses increased $22.1 million in 2006 compared to 2005 and remained at 4% of total net revenues. The increase in absolute dollars was driven by increases in personnel related expenses of $5.6 million and other related expense. General and administrative world-wide headcount increased 11%, or by 24 individuals, during 2006, to support the overall growth in the business. The net change in bad debt expense reversal increased $2.3 million due primarily to the bad debt expense reversal in 2005. Facility and IT related expense increased $1.2 million as a result of our personnel growth and development of our systems infrastructure. The increase of general and administrative related stock compensation expense from 2005 to 2006 of $11.8 million was primarily due to the impact of adopting SFAS 123R in 2006.
     General and administrative expenses increased $19.5 million in 2005 compared to 2004 and remained at 4% of total net revenues. The increase in absolute dollars was driven by increases in personnel related expenses of $10.6 million and a $10.0 million patent related expense. The $10.0 million patent expense pertained to an agreement we entered into with a third-party to avoid future disputes. Stock-based compensation pertaining to general and administrative function was $1.2 million and $2.2 million for 2005 and 2004, respectively.
     Other Operating Expenses
     The following table shows other operating expenses (in millions):

	Year Ended December 31,
	2006	2005	2004
Amortization of purchased intangible assets	$91.8	$85.2	$56.8
Impairment of goodwill and intangibles	1,283.4	5.9	—
In-process research and development	—	11.0	27.5
Other charges, net:
Restructuring and acquisition related charges, net	5.9	(6.5)	(5.1)
Integration costs	—	—	5.1
Stock option investigation costs	20.5	—	—
Tax related charges	10.1	—	—

Total other charges, net	$36.5	$(6.5)	$—

     Amortization of Purchased Intangible Assets
     Amortization of purchased intangible assets increased $6.6 million in 2006 compared to 2005 as a result of recognizing a full year of amortization associated with the five acquisitions completed in 2005. The amortization of purchased intangible assets increased $28.4 million in 2005 compared to 2004 primarily due to the additional intangible assets from the five acquisitions completed in 2005. See Note 3 in Item 8 for more information on our purchased intangible assets.
     Impairment of Goodwill and Purchased Intangible Assets
     Impairment charges increased by $1,283.4 million in 2006 as a result of the impairment of both goodwill and purchased intangible assets during 2006. Due primarily to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach, we evaluated the carrying value of our goodwill and reduced the goodwill within the SLT segment by $1,280.0 million. In addition, we recorded a $3.4 million impairment expense pertaining to a write-down of intangible assets as a result of a decrease in forecasted revenue for the SBC stand-alone products during the second quarter of 2006. In 2005, we wrote down $5.9 million of purchased intangible assets acquired from Kagoor.

     In-Process Research and Development
     No charges related to in-process research and development were incurred in 2006. In 2005, a total of $11.0 million was charged to IPR&D expense in connection with three of our five acquisitions during the year. Of the total Funk purchase price, $5.3 million was allocated to in-process research and development (“IPR&D”). Of the total Peribit purchase price, $3.8 million was allocated to IPR&D. Of the total Kagoor purchase price, $1.9 million was allocated to IPR&D. None of the Acorn or Redline purchase prices were allocated to IPR&D. In 2004, $27.5 million was allocated to IPR&D from the NetScreen acquisition and was expensed during the year.
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
     For NetScreen, these efforts included integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. We utilized the discounted cash flow (“DCF”) method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the NetScreen acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25.0 million.
     As of December 31, 2006, the estimated costs to complete the above research and development efforts were immaterial.
     Other Charges, Net
     Other charges are summarized as follows:
▪	Restructuring and Acquisition Related Reserves. We recorded net restructuring and acquisition related bonus expenses of $5.9 million in 2006, of which $5.6 million pertained to bonus accruals associated with the Funk and Acorn acquisitions and $0.3 million pertained to net restructuring related charges. During 2006, we accrued $0.7 million in restructuring charges due to the initiation of a restructuring plan which focused on some product development costs reductions and the discontinuation of our SBC product. The $6.5 million credit to restructuring and acquisition related expenses in 2005 primarily consisted of $6.9 million in adjustments related to our restructuring accrual when we re-occupied a portion of the former NetScreen facility that was previously included in this acquisition related restructuring reserve, partially offset by a $0.3 million bonus and earn-out accrual related to the Funk and Acorn acquisitions. In 2004, we also recorded net adjustments of $5.1 million to the previously established restructuring reserves primarily for changes in estimates related to changes in lease and sublease assumptions.

▪	Integration Costs. We had no significant costs in either 2006 or 2005 related to the integration of acquired product lines or business units during those years. We recognized $5.1 million in integration costs for the NetScreen acquisition in 2004. Integration expenses are incremental costs directly related to the integration of the two companies. The integration expenses consisted principally of facility related expenses, workforce related expenses and professional fees. We estimate that the majority of the integration costs related to our 2005 and 2004 acquisitions have been incurred and that there will be an immaterial amount of additional integration costs for these acquisitions in the foreseeable future.
▪	Stock Option Investigation Costs. We recorded expenses of $20.5 million in 2006 relating to professional fees and other costs necessary to conduct our independent stock option investigation.

▪	Tax Related Charges. We recorded $10.1 million in operating expense during 2006 in relation to certain taxes associated with stock option grants to employees.
     Other Income and Expenses
     The following table shows other income and expenses (in millions):

	Year Ended December 31,
	2006	2005	2004
Interest and other income	$104.3	$59.1	$28.2
Interest and other expense	(3.6)	(3.9)	(5.4)
Write-down of equity investments	—	(0.4)	(2.9)
Loss on redemption of convertible subordinated notes	—	—	(4.1)
Gain on sale of equity or available-for-sale investments	—	1.7	—
     Interest and other income increased $45.2 million from 2005 to 2006 and $30.9 million from 2004 to 2005 as a result of higher cash, cash equivalents and investment balances, and an increase in rates of return realized from our investments.
     Interest expense decreased $0.3 million from 2005 and 2006 primarily due to lower portfolio management fees. Interest and other expenses decreased $1.5 million from 2004 to 2005 primarily due to the retirement of our subordinated notes during 2004, resulting in savings of $2.5 million, which was partially offset by foreign exchange related losses from balance sheet revaluation and bank fees.
     We have certain minority equity investments in privately held companies that are carried at cost, adjusted for any impairment, as we do not have a controlling interest and do not have the ability to exercise significant influence over these companies. In 2006, there were no permanent changes in the market value of these holdings, and therefore we made no change to the valuation of these assets. During 2005 and 2004, we wrote-down these investments by $0.4 million and $2.9 million respectively, for changes in market value that we believed were other than temporary.
     In 2005, we recorded a gain of $1.7 million in connection with a business combination transaction of a privately held company in our investment portfolio. Our cost basis of this equity investment was $1.0 million.
     Provision for Income Taxes
     Provision for income taxes decreased to $104.4 million in 2006 from $146.8 million in 2005. The 2006 effective rate was (11.6%) and differs from the federal statutory rate of 35% primarily due to the inability to benefit from a substantial portion of the goodwill impairment charge recorded in 2006.
     Provision for income taxes increased to $146.8 million in 2005 from $79.9 million in 2004. The 2005 effective rate was 29.5% and differs from the federal statutory rate of 35% due primarily to the benefit of tax credits, income in foreign jurisdictions taxed at lower rates and a reduction in deferred tax liabilities related to the repatriation in 2005 of $225.0 million under the American Jobs Creation Act of 2004.
     The provision for income taxes presented for 2005 and 2004 has been reduced by approximately $1.4 million and $3.4 million, respectively, due to the tax effect of the restatement for stock compensation charges. See Note 2 for additional details.

     Segment Information
     A description of the products and services for each segment can be found in Note 12 to the Consolidated Financial Statements. We began to track financial information by our three operating segments during 2006 and 2005 as our management structure and responsibilities began to measure the business based on management operating income. We have included segment financial data for each of the three years in the period ended December 31, 2006 for comparative purposes.
     Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Net Revenues:
Infrastructure	$1,413.4	$1,371.6	$975.7
Service Layer Technologies	479.9	399.4	187.2
Service	410.3	293.0	173.1

Total net revenues	2,303.6	2,064.0	1,336.0
Operating Income:
Management operating income:
Infrastructure	420.0	487.4	304.4
Service Layer Technologies	(12.8)	9.6	(5.5)
Service	101.3	71.9	32.6

Total management operating income	508.5	568.9	331.5
Amortization of purchased intangible assets (2)	(97.3)	(85.2)	(56.8)
Stock-based compensation expense	(87.6)	(22.3)	(54.9)
Impairment of goodwill and intangible assets	(1,283.4)	(5.9)	—
In-process research and development	—	(11.0)	(27.5)
Other expense, net (3)	(38.0)	(3.5)	—

Total operating (loss) income	(997.8)	441.0	192.3
Interest and other income	104.3	59.1	28.2
Interest and other expense	(3.6)	(3.9)	(5.4)
Gain on (write-down of) investment, net	—	1.3	(2.9)
Loss on redemption of convertible subordinated notes	—	—	(4.1)

(Loss) income before income taxes	$(897.1)	$497.5	$208.1

(1)	Stock-based compensation expense for the 2005 and 2004 periods has been restated as a result of the stock option investigation. In addition, prior period amounts have been reclassified to reflect the reorganization of certain research and development activities and changes in allocation methodologies.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(3)	Other expense for 2006 includes charges such as restructuring, acquisition related charges, stock option investigation costs and tax related charges, as well as certain restructuring costs that were included in cost of revenues. Other expense for 2005 includes charges such as restructuring, acquisition related charges and patent related charges.
     Infrastructure Operating Segment
     Infrastructure segment net revenues increased from 2005 to 2006 primarily due to increases in revenue from higher-end infrastructure chassis products and increased penetration by our core and edge router portfolio as a result service providers acquiring products for their NGNs and multi-play service offerings. In addition we believe there is increased demand for our products due to the adoption and expansion of IP networks as a result of peer to peer interaction, increased broadband usage, video, IPTV and an increasing reliance on the network as a mission critical business tool in the strategies of our IP customers, and of their enterprise customers. Infrastructure segment net revenues increased from 2004 to 2005 due to the adoption and expansion of IP networks by our customers in order to reduce total operating costs and to be able to offer multiple services over a single network.
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

	Years Ended December 31,
	2006	2005	2004
Infrastructure chassis revenue units	10,211	9,977	7,102
Infrastructure ports shipped	160,318	153,763	115,255
     Chassis revenue units increased from 2005 to 2006 due primarily to the sales of higher-end T-series and M-series products and the inclusion of the chassis units related to a 2005 acquisition, partially offset by decreases in sales of lower-end E-series and M-series products. Sales of higher-end chassis units increased as our customers continued to adopt and expand IP networks in order to reduce total operating costs and to be able to offer multiple services over a single network. Port shipment units increased from 2005 to 2006 primarily due to the increase in port demands driven by the larger expansion capacity in the higher-end chassis revenue units shipped during 2006, partially offset by the lower port capacity in CTP-series chassis revenue units. Chassis revenue units increased from 2004 to 2005 due primarily to investment in new broadband and other service provider networks during this time. Port shipment units increased from 2004 to 2005 primarily due to the growth in subscribers and services utilizing the networks.
     Infrastructure management operating income decreased from 2005 to 2006 primarily due to higher personnel related costs associated with our investments in product innovation for next generation core and edge infrastructure products as well as increased operating expenses associated with marketing related efforts and improvements to our internal infrastructure, partially offset by savings in sales expense during 2006 as we increasingly leveraged our existing distribution channel. Infrastructure management operating income increased from 2004 to 2005 primarily due to increases in revenue as evident by the increase in chassis revenue units and the productivity leverage such increase created. The increase was partially offset by higher personnel related costs primarily related to support product innovation and the expansion of our sales channels.
     SLT Operating Segment
     The SLT operating segment consists of security products and application acceleration products. The following table shows SLT revenue units recognized:

	Years Ended December 31,
	2006	2005	2004
SLT revenue units	183,575	170,181	81,015
     SLT net revenue increased from 2005 to 2006 primarily attributable to sales increases across various SLT product families including firewalls/VPN, IDP, J-series, DX, and SSL/VPN. The full year of inclusion of the DX and application acceleration products from the acquisitions completed in 2005 also contributed to the SLT revenue increases in 2006. Another part of the increase was driven by cross selling our SLT products into service providers for internal use and managed services; and a further part of the increase was due to successfully selling to much larger enterprise customers with increased footprint and complexity.
     SLT net revenues increased from 2004 to 2005 primarily due to the NetScreen acquisition in 2004, and to a lesser extent, the Funk, Peribit, Redline, and Kagoor acquisitions and increases in the sales of firewall/VPN products in 2005.
     SLT segment incurred a management operating loss in 2006, compared to the management operating income in 2005, due primarily to higher product and personnel related costs despite the higher SLT net revenues and gross margin. Increases in personnel related costs were primarily related to headcount growth in order to support product innovation, new products sales and a larger customer base. We have made a strategic decision to invest more into the enterprise and SLT markets to drive increased revenues and SLT productivity in the future. SLT Management operating income increased from 2004 to 2005 primarily due to increases in net revenue, partially offset by increased expenses primarily related to product innovation and the expansion of our sales channels. Additionally, the purchase accounting adjustments related to the NetScreen acquisition negatively impacted the revenue and management operating results in 2004.
     Service Operating Segment
     Net service revenues increased from 2005 to 2006 mainly due to the growth in support services, and to a lesser extent, the growth in professional services. The growth in the support services was largely due to increased technical support service contracts associated with higher product sales, which have resulted in our growing installed base of equipment being serviced. The growth in professional services was mainly due to resident engineering professional services and consulting projects in 2006. Service gross margin percentages as well as Service management operating income increased from 2005 to 2006 due primarily to improved economies of scale achieved by faster revenue growth through the Infrastructure products and the SLT products relative to the increases in operating costs. In absolute dollars, employee related expenses increased in 2006 as a result of increased service related headcount from 476 to 611 individuals. Expenses associated with spare components also increased in 2006 to support increased demands driven by additional service contracts as a result of our growing installed base.
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
     Key Performance Measures
     In addition to the financial metrics included in the consolidated financial statements, we use the following key performance measure to assess operating results:

	Years Ended December 31,
	2006	2005	2004
Days sales outstanding (DSO) (a)	38.5	42.5	39.6

(a)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days.
     Liquidity and Capital Resources
     Overview
     We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	As of December 31,
	2006	2005
Working capital	$1,759.2	$1,261.4
Cash and cash equivalents	$1,596.3	$918.4
Short-term investments	443.9	510.4
Long-term investments	574.1	618.3
Restricted cash	45.6	66.1
     Working capital increased $497.8 million from 2005 to 2006 mainly due to cash provided by operating activities and investing activities, partially offset by cash used in financing activities. The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.
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
     In May 2006, our audit committee commenced an independent review of our stock option practices and related accounting. The audit committee was assisted by independent legal counsel and accounting experts. We recognized $20.5 million of expense for legal and other professional services associated with this stock option review through December 31, 2006. In addition, we incurred tax related charges of $10.1 million in 2006. We expect to incur additional fees and other costs in 2007.
     Contractual Obligations
     The following table summarizes our principal contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than			More than
	Total	1 Year	1 — 3 Years	3 — 5 Years	5 Years
Operating leases, net of committed subleases (a)	$182.2	$40.8	$60.9	$47.0	$33.5
Senior Notes (b)	399.9	—	399.9	—	—
Purchase commitments (c)	120.5	120.5	—	—	—
Other contractual obligations (d)	27.9	27.9	—	—	—

Total	$730.5	$189.2	$460.8	$47.0	$33.5

(a)	We occupy approximately 1.5 million square feet world wide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in May 2016.

(b)	Our principal commitment as of December 31, 2006 was our outstanding Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”). The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. The carrying value of the Senior Notes as of December 31, 2006 was $399.9 million.

(c)	We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $120.5 million as of December 31, 2006, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers. We do not incur a liability for products built by the contract manufacturer until it fulfills our customer’s order and the order ships. However, if the components go unused, we may be assessed carrying charges or obsolete charges. As of December 31, 2006, we had accrued $22.4 million based on our estimate of such charges.

(d)	Other Contractual obligations consist of the following:
•	Escrow amount of $12.8 million related to the Funk acquisition to secure certain indemnity obligations. One-half of the escrow expired in January 2007 and the remaining one-half will expire in June 2007. Also included is a contingent bonus payable, based on certain milestones, of $5.0 million, which was earned over a one year period ending in 2006.

•	Escrow amount of $1.6 million related to the Acorn acquisition to secure certain indemnity obligations. The escrow period will expire in May 2007. Also included is a contingent earn-out payable to former Acorn stockholders, based on certain milestones, of up to $2.2 million, and a contingent bonus payable to employees related to continued employment of up to $0.5 million. The earn-out and bonus amounts will be paid, to the extent earned, in 2007 and 2008.

•	Escrow amount related to the Redline and Kagoor acquisitions of $0.7 million and $5.1 million, respectively, to secure certain indemnity obligations.
     There was 0.8 million shares of the Company’s common stock with a fair value of $17.6 million, established as of the acquisition date, were held in escrow to secure certain indemnity obligations for the Peribit acquisition. Almost all of the escrow shares were distributed in February 2007 at the then current market value of $19.15 per share, or an aggregate fair value of $14.1 million.
     Summary of Cash Flows
     Operating Activities
     Net cash provided by operating activities was $755.6 million, $642.9 million and $439.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The cash provided by operating activities for each period was due to our net income (loss) adjusted by:
▪	Non-cash charges of $1,536.4 million, $307.4 million, and $254.0 million for 2006, 2005 and 2004, respectively, primarily related to depreciation and amortization expenses, stock-based compensation, tax benefit of employee stock option plans, in-process research and development from acquisitions, debt issuance costs, loss on disposal of property and equipment, restructuring expense, and impairment charges. Non-cash charges in 2006 included a $1,283.4 million impairment of goodwill and intangible assets. In 2005 and 2004, non-cash charges included $128.1 million and $62.6 million of tax benefit from employee stock options while tax benefit from employee stock options which in accordance with SFAS 123R are no longer included in cash flows from operations beginning in 2006 but rather are included in financing activities. In 2006, tax benefits from tax deductions in excess of the stock-based compensation expense recognized was presented as a financing activity in the Consolidated Statements of Cash Flows of 2006. Non-cash charges in 2005 also included a benefit from the reversal of NetScreen’s acquisition related liabilities and a loss due to the impairment of an equity investment, partially offset by gains associated with available-for-sale investments. In 2004, non-cash charges also included a loss from the redemption of the 4.75% Convertible Subordinated Notes and a loss due to the write-down of equity investments.

▪	Net changes in operating assets and liabilities of $220.6 million, $(15.1) million, and $57.2 million for 2006, 2005 and 2004, respectively, were in the normal course of business. These changes are highlighted as follows:

▪	Net cash increases in 2006 are primarily attributable to increases in deferred revenue of $132.8 million due to the growing installed base and customer payments in advance of product acceptance. The increase in operating cash flows was also due to the decreases in accounts receivable of $20.7 million and aggregate decreases in prepaid expenses, other current assets and other long-term assets of $23.0 million. Accounts payable increased $13.6 million and accrued compensation increased $12.7 million primarily due to the costs of headcount increases and related employee bonuses. Changes in taxes payable and other accrued liabilities contributed $18.3 million to cash flows from operations in 2006.

▪	Net cash used during the year ended December 31, 2005 from changes in account balances was primarily attributable to increases in net accounts receivable of $68.1 million and decreases in other accrued liabilities of $100.7 million and accrued warranty of $3.7 million. Decreases in the prepaid expenses, other current assets and other long-term assets accounts of $5.3 million, the increases in income taxes payable of $26.6 million, deferred revenue of $64.3 million, accounts payable of $50.3 million and accrued compensation of $10.9 million contributed positively to cash flows from operations.

▪	Net cash provided during the year ended December 31, 2004 was primarily attributable to increases in deferred revenue of $93.6 million due to increases in the Company’s installed base. Increases in accrued compensation of $40.3 million, accounts payable of $29.4 million, income taxes payable of $16.9 million, other accrued liabilities of $11.0 million and accrued warranty of $3.6 million contributed to operating cash flows. These amounts were partially offset by increases in net accounts receivable of $81.4 million and prepaid expenses, other current assets, and other long-term assets of $56.3 million.
     Investing Activities
     Net cash provided in investing activities was $11.9 million for the year ended December 31, 2006. Net cash used in investing activities was $583.7 million and $58.5 million for the years ended December 31, 2005 and 2004, respectively. Investing activities included capital expenditures and the purchases and sale or maturities of available-for-sale securities, the purchase and sale of equity investments, and the acquisitions of businesses.
     Capital expenditures increased $3.9 million to $102.1 million in 2006 and increased $35.0 million to $98.2 million in 2005 mainly due to new product developments and overseas expansions, and business acquisitions. Positive net cash flows of $115.9 million generated from the sales and purchases of available-for-sale securities in 2006 was primarily due to higher short-term interest rates. Purchases and sales of available-for-sale securities used $131.0 million and $34.7 million in 2005 and 2004, respectively. Other investing activities include:
▪	$15.1 million of cash was used in the acquisitions during 2005, $20.5 million of cash was provided by the decrease of restricted cash, and $7.3 million of minority equity investment during 2006; $15.1 million of cash used in acquisition was due to the escrow payments related to the 2005 acquisitions. Restricted cash decreased by $20.5 million in 2006 primarily due to the $15.1 million escrow payments associated with the 2005 acquisitions. Another contributing factor to the decrease in restricted cash in 2006 was the reduction in deposit requirements of $5.9 million pertaining to letters of credit for facility leases;

▪	$309.9 million of cash used in the 2005 acquisitions, $34.8 million of restricted cash funded to escrow accounts in relation to the 2005 acquisitions, and $9.8 million of minority equity investment during 2005; and

▪	$40.9 million of cash and cash equivalents acquired in connection with the NetScreen acquisition during 2004.
     Financing Activities
     Net cash used in financing activities was $89.6 million for the year ended December 31, 2006. Net cash provided in financing activities was $146.0 million for the year ended December 31, 2005. Net cash used in financing activities was $33.4 million for the year ended December 31, 2004. Cash was provided during all periods from the issuance of common stock related to employee option exercises and stock purchase plans. In 2006, we repurchased 10,071,000 shares of our common stock at an average price of $18.51 per share, or a total of $186.4 million. Common stock issued in relation to employee stock option exercises and Employee Stock Purchase Plan generated total cash proceeds of $87.1 million during the 2006 period. Beginning in 2006, SFAS 123R requires excess tax benefits relating to exercises of employee options to be included in financing activities. In 2006, total tax benefits of $9.7 million from tax deductions in excess of the expense recognized for employee stock options was presented as financing cash flows due to the adoption of SFAS 123R beginning on January 1, 2006. Tax deductions in excess of the expense recognized for employee stock options were previously included in operating cash flows prior to 2006. In 2005, common stock issued in relation to employee option exercises and Employee Stock Purchase Plan generated total cash proceeds of $146.0 million. In 2004, common stock issued in relation to employee option exercises and Employee Stock Purchase Plan generated total cash proceeds of $175.2 million. During 2004, we spent $145.0 million to retire our Subordinated Notes and $63.6 million to retire 2.9 million shares of our common stock. The repurchase of our common stock did not have a material impact on our liquidity.
     Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes, including uncertain tax positions. Under FIN 48 a company will recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the de-recognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. Differences between the amounts recognized in the statements of financial position prior to and after the adoption of FIN 48 would be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are required to adopt FIN 48 as of January 1, 2007. Upon adoption, there is a possibility that the cumulative effect would result in an adjustment to the beginning balance of retained earnings. In addition, the application of FIN 48 may increase our future effective tax rates and its future intra-period effective tax rate volatility. We are currently evaluating the effect of the adoption of FIN 48 on our consolidated financial statements and are not yet in a position to determine such effects.
     In September 2006, the FASB issued FASB Statement (“SFAS”) No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The guidance clarifies the principle for assessing fair value based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as companies’ own data. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating SFAS 157 and expect to adopt this guidance beginning on January 1, 2008.
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
     The following table presents hypothetical changes in fair value of the financial instruments held at December 31, 2006 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest				Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			Fair Value as of	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	December 31, 2006	50 BPS	100 BPS	150 BPS
Government treasury and agencies	$297.5	$296.0	$294.5	$293.0	$291.6	$290.1	$288.6
Corporate bonds and notes	520.4	517.7	515.0	512.3	509.6	506.8	504.1
Asset backed securities and other	333.9	333.4	332.9	332.4	331.9	331.4	331.0

Total	$1,151.8	$1,147.1	$1,142.4	$1,137.7	$1,133.1	$1,128.3	$1,123.7

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
     Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2006, 2005 and 2004, in other income (expense) in our results of operations.

ITEM 8. Consolidated Financial Statements and Supplementary Data
Management’s Annual Report on Internal Control Over Financial Reporting
     Juniper Networks Inc.’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
     Based on our assessment using those criteria, we concluded that, as of December 31, 2006, Juniper Networks Inc.’s internal control over financial reporting was effective.
     Juniper Networks Inc.’s independent registered public accounting firm, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of the company’s internal control over financial reporting. This report appears on page 60 of this Annual Report on Form 10-K.
     Please note that there are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
Sunnyvale, California
March 6, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Juniper Networks, Inc.
We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2006 and 2005 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 (restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc. at December 31, 2006 and 2005 (restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
As discussed in Note 2, “Restatement of Consolidated Financial Statements” the Company has restated previously issued financial statements as of December 31, 2005 and for each of the years in the two year period ended December 31, 2005.
As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Juniper Networks, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
March 6, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Juniper Networks, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Juniper Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Juniper Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2006 and 2005 (restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 (restated), and our report dated March 6, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
March 6, 2007

Juniper Networks, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)
Net revenues:
Product	$1,893,328	$1,770,988	$1,162,928
Service	410,252	292,969	173,091

Total net revenues	2,303,580	2,063,957	1,336,019
Cost of revenues:
Product(2)	555,077	506,296	318,840
Service(2)	199,213	147,161	96,290

Total cost of revenues	754,290	653,457	415,130

Gross margin	1,549,290	1,410,500	920,889
Operating expenses:
Research and development(2)	480,247	357,284	264,448
Sales and marketing(2)	557,990	441,596	324,322
General and administrative(2)	97,077	74,982	55,499
Amortization of purchased intangibles	91,823	85,174	56,782
Impairment of goodwill and intangibles	1,283,421	5,944	—
In-process research and development	—	11,000	27,500
Other charges, net	36,514	(6,526)	29

Total operating expenses	2,547,072	969,454	728,580

Operating (loss) income	(997,782)	441,046	192,309
Interest and other income	104,323	59,144	28,233
Interest and other expense	(3,590)	(3,924)	(5,379)
Write-down of minority equity investments	—	(448)	(2,939)
Loss on redemption of convertible subordinated notes	—	—	(4,107)
Gain on sale of equity or available-for-sale investments	—	1,698	—

Loss (income) before income taxes	(897,049)	497,516	208,117
Provision for income taxes	104,388	146,815	79,889

Net (loss) income	$(1,001,437)	$350,701	$128,228

Net (loss) income per share:
Basic	$(1.76)	$0.63	$0.26

Diluted	$(1.76)	$0.58	$0.24

Shares used in computing net (loss) income per share:
Basic	567,454	554,223	493,073

Diluted	567,454	600,189	543,688

(1) The Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 have been restated to reflect the adjustments discussed in Note 2, “Restatement of Consolidated Financial Statements.”

(2) Stock-based compensation relates to the following categories by period:
Cost of revenues — Product	$1,881	$1,031	$1,224
Cost of revenues — Service	5,642	1,525	3,332
Research and development	35,784	11,761	26,085
Sales and marketing	31,305	6,761	21,977
General and administrative	13,033	1,242	2,238

Total	$87,645	$22,320	$54,856

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(in thousands, except par values)

	December 31,
	2006	2005
		As Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,596,333	$918,401
Short-term investments	443,910	510,364
Accounts receivable, net of allowances for doubtful account of $7,255 for 2006 and $7,730 for 2005	249,445	268,907
Deferred tax assets, net	179,989	144,439
Prepaid expenses and other current assets	52,129	46,676

Total current assets	2,521,806	1,888,787
Property and equipment, net	349,930	319,885
Long-term investments	574,061	618,342
Restricted cash	45,610	66,074
Goodwill	3,624,652	4,879,701
Purchased intangible assets, net	169,202	269,920
Long-term deferred tax assets, net	51,499	111,236
Other long-term assets	31,635	29,666

Total assets	$7,368,395	$8,183,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,553	$165,172
Accrued compensation	110,451	97,738
Accrued warranty	34,828	28,187
Deferred revenue	312,253	213,482
Income taxes payable	38,499	56,360
Other accrued liabilities	87,033	66,462

Total current liabilities	762,617	627,401
Long-term deferred revenue	73,326	39,330
Other long-term liabilities	17,424	28,687
Long-term debt	399,944	399,959

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 569,234 and 568,243 shares issued and outstanding at December 31, 2006 and 2005, respectively	6	6
Additional paid-in capital	7,646,047	7,458,662
Deferred stock compensation	—	(17,700)
Accumulated other comprehensive income (loss)	1,266	(8,324)
Accumulated deficit	(1,532,235)	(344,410)

Total stockholders’ equity	6,115,084	7,088,234

Total liabilities and stockholders’ equity	$7,368,395	$8,183,611

(1)	The Consolidated Balance Sheet as of December 31, 2005 has been restated to reflect the correct information based on the adjustments discussed in Note 2, “Restatement of Consolidated Financial Statements.”
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)
OPERATING ACTIVITIES:
Net (loss) income	$(1,001,437)	$350,701	$128,228
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	173,490	138,904	97,625
Stock-based compensation	87,645	22,320	54,856
Non-cash portion of debt issuance costs and disposal of property and equipment	1,512	1,735	4,094
Restructuring, impairments, and special charges	1,283,421	5,620	321
In-process research and development	—	11,000	27,500
(Gain) loss on sale or write-down of investments	—	(364)	2,939
Loss on redemption of convertible subordinated notes	—	—	4,107
Tax benefit of employee stock option plans	—	128,140	62,605
Excess tax benefit of employee stock option plans	(9,650)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	20,745	(68,053)	(81,398)
Prepaid expenses, other current assets and other long-term assets	22,969	5,308	(56,253)
Accounts payable	13,644	50,310	29,390
Accrued compensation	12,712	10,901	40,296
Accrued warranty	(514)	(3,723)	3,597
Income taxes payable	8,934	26,566	16,937
Other accrued liabilities	9,367	(100,702)	10,956
Deferred revenue	132,766	64,280	93,648

Net cash provided by operating activities	755,604	642,943	439,448
INVESTING ACTIVITIES:
Purchases of property and equipment	(102,093)	(98,192)	(63,185)
Purchases of available-for-sale investments	(516,144)	(936,031)	(739,437)
Maturities and sales of available-for-sale investments	632,075	805,047	704,740
Decrease (increase) in restricted cash	20,464	(34,848)	(249)
Minority equity investments	(7,274)	(9,823)	(1,225)
Acquisition of businesses, net of cash and cash equivalents acquired	(15,102)	(309,889)	40,889

Net cash provided by (used in) investing activities	11,926	(583,736)	(58,467)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	87,140	146,029	175,172
Redemption of convertible subordinated notes	—	—	(144,967)
Retirement of common stock	(186,388)	(17)	(63,610)
Excess tax benefit of employee stock option plans	9,650	—	—

Net cash (used in) provided by financing activities	(89,598)	146,012	(33,405)

Net increase in cash and cash equivalents	677,932	205,219	347,576
Cash and cash equivalents at beginning of period	918,401	713,182	365,606

Cash and cash equivalents at end of period	$1,596,333	$918,401	$713,182

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$4,424
Cash paid for taxes	64,005	27,764	7,340

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with business combinations	$—	$221,221	$3,651,226
Stock options assumed in connection with business combinations	—	65,185	520,503
Deferred stock compensation in connection with business combinations	—	19,035	93,558
Common stock issued in connection with conversion of the Senior Notes	15	41	—

(1)	The Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 have been restated to reflect the adjustments discussed in Note 2, “Restatement of Consolidated Financial Statements.”
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

					Accumulated
					Other	Retained Earnings/	Total
	Common Stock		Additional	Deferred Stock	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Compensation	Income (loss)	Deficit)	Equity
Balance at December 31, 2003 (previously reported)	390,272	$4	$1,557,372	$(1,228)	$4,414	$1,881	$1,562,443
Adjustment to opening stockholders’ equity	—	—	780,673	(19,063)	—	(761,610)	—

Balance at December 31, 2003 (as restated)	390,272	4	2,338,045	(20,291)	4,414	(759,729)	1,562,443
Issuance of shares in connection with Employee Stock Purchase Plan	769	—	11,791	—	—	—	11,791
Exercise of stock options by employees, net of repurchases	20,236	—	163,381	—	—	—	163,381
Issuance of shares in connection with acquisition	132,118	1	4,171,730	(93,558)	—	—	4,078,173
Issuance of shares in connection with convertible notes	—	—	2	—	—	—	2
Repurchase and retirement of common stock	(2,869)	—	—	—	—	(63,610)	(63,610)
Stock-based compensation	—	—	(18,822)	73,678	—	—	54,856
Tax benefit from employee stock option plans	—	—	62,776	—	—	—	62,776
Tax benefit from options assumed in acquisitions	—	—	(18,578)	—	—	—	(18,578)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	—	—	—	—	(7,335)	—	(7,335)
Foreign currency translation gains, net	—	—	—	—	2,205	—	2,205
Net income	—	—	—	—	—	128,228	128,228

Comprehensive income							123,098

Balance at December 31, 2004 (as restated)	540,526	5	6,710,325	(40,171)	(716)	(695,111)	5,974,332
Issuance of shares in connection with Employee Stock Purchase Plan	912	—	18,262	—	—	—	18,262
Exercise of stock options by employees, net of repurchases	15,466	1	127,766	—	—	—	127,767
Issuance of shares in connection with acquisitions	11,345	—	286,406	(19,035)	—	—	267,371
Issuance of shares in connection with conversion of the Zero Coupon Convertible Senior Notes	2	—	41	—	—	—	41
Retirement of common stock	(8)	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	(19,186)	41,506	—	—	22,320
Tax benefit from employee stock option plans	—	—	128,140	—	—	—	128,140
Tax benefit from options assumed in acquisitions and reversal of deferred tax assets valuation allowance	—	—	212,885	—	—	—	212,885
Tax benefit from options assumed in acquisitions	—	—	(5,960)	—	—	—	(5,960)
Other comprehensive income:
Change in unrealized loss on available-for-sale securities	—	—	—	—	(3,983)	—	(3,983)
Foreign currency translation losses, net	—	—	—	—	(3,625)	—	(3,625)
Net income	—	—	—	—	—	350,701	350,701

Comprehensive income							343,093

Balance at December 31, 2005 (as restated)	568,243	6	7,458,662	(17,700)	(8,324)	(344,410)	7,088,234
Elimination of unearned deferred compensation upon adoption of SFAS 123R	—	—	(17,700)	17,700	—	—	—
Issuance of shares in connection with Employee Stock Purchase Plan	1,748	—	22,831	—	—	—	22,831
Exercise of stock options by employees, net of repurchases	9,313	—	64,309	—	—	—	64,309
Release of escrow	—	—	10,343	—	—	—	10,343
Elimination of additional paid-in capital in connection with modification of stock options	—	—	(6,114)	—	—	—	(6,114)
Issuance of shares in connection with conversion of the convertible senior notes	1	—	15	—	—	—	15
Repurchase and retirement of common stock	(10,071)	—	—	—	—	(186,388)	(186,388)
Stock-based compensation expense		—	87,645	—	—	—	87,645
Tax benefit from employee stock option plans	—	—	19,890	—	—	—	19,890
Adjustment to deferred tax liabilities in connection with elimination of unearned deferred compensation balance and other	—	—	6,166	—	—	—	6,166
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	—	—	—	—	5,199	—	5,199
Foreign currency translation gains, net	—	—	—	—	4,391	—	4,391
Net loss	—	—	—	—	—	(1,001,437)	(1,001,437)

Comprehensive loss							(991,847)

Balance at December 31, 2006	569,234	$6	$7,646,047	$—	$1,266	$(1,532,235)	$6,115,084

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
     In 2005 the Company completed the acquisitions of Funk Software, Inc. (“Funk”), Acorn Packet Solutions, Inc. (“Acorn”), Peribit Networks, Inc. (“Peribit”), Redline Networks, Inc (“Redline”), and Kagoor Networks, Inc. (“Kagoor”). In 2004 the Company completed its acquisition of NetScreen Technologies, Inc. (“NetScreen”). As a result of the these acquisitions, the Company expanded its customer base and portfolio of products, and now offers two categories of networking products: infrastructure products, which consist predominately of the original Juniper Networks router portfolio, and acquired Kagoor and Acorn products, and SLT products, which consist predominately of the former Funk, Peribit, Redline, and NetScreen products.
     Basis of Presentation
     The Consolidated Financial Statements include the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
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
     Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. Juniper Networks performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Juniper Networks maintains reserves for potential credit losses and historically such losses have been within management’s expectations. One customer accounted for 14%, 14% and 15% of total net revenues during 2006, 2005 and 2004, respectively.
     The Company relies on sole suppliers for certain of its components such as application-specific integrated circuits (“ASICs”) and custom sheet metal. Additionally, Juniper Networks relies primarily on two significant independent contract manufacturers for the production of all of its products. The inability of any supplier or manufacturer to fulfill supply requirements of Juniper Networks could negatively impact future operating results.
     Property and Equipment
     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life, generally three to five years, or the lease term of the respective assets. Land is not subject to depreciation.
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
     The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. As discussed in Note 4, in the second quarter of 2006 the Company concluded that the carrying value of goodwill was impaired and recorded an impairment charge. After recording the impairment charge, Juniper Networks conducted its annual impairment test as of November 1, 2006 and determined that the carrying value of the remaining goodwill was not impaired. There were no events or circumstances from that date through December 31, 2006 that would impact this assessment. Future impairment indicators, including further declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require additional impairment charges to be recorded.
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
     For sales to direct end-users and value-added resellers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. For the end-users and value-added resellers, the Company has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell–through
     Sales and transfers of financial instruments are accounted for under Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). The Company sells interests in accounts receivables as part of a distributor accounts receivable financing arrangement which was established by the Company with a major financing company. Receivables sold under such arrangements are removed from the balance sheet and the related transaction fees are recorded in the statement of operations at the time they are sold in accordance with SFAS 140. Specifically, the receivables are legally isolated from the Company, the purchasers have the right to pledge or exchange the receivables and the purchasers obtain effective control over the receivables.
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
     Services include maintenance, training and professional services. In addition to providing unspecified upgrades and enhancements on a when and if available basis, the Company’s maintenance contracts includes 24-hour technical support, and hardware repair and replacement parts. Maintenance is offered under renewable contracts. Revenue from maintenance contracts is deferred and recognized ratably over the contractual support period, generally one year. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period.
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
     Advertising
     Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $6.8 million, $6.6 million, and $7.9 million, for 2006, 2005 and 2004, respectively.
     Litigation and Settlement Costs
     From time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from the Company’s estimates, which could result in the need to record additional expenses.

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
     Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for periods beginning in 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in conjunction with its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.
     SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The fair value of an RSU is equivalent to the market price of the Company’s common stock on the grant date. The value of the portion of the stock-based award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in the period of grant if the requisite service period has been provided, in the Company’s Consolidated Statement of Operations.
     Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under SFAS 123, to the straight-line single-option approach, as allowed under SFAS 123R. Compensation expense for all expected-to-vest stock-based awards that were granted on or prior to December 31, 2005 will continue to be recognized using the accelerated attribution method. Compensation expense for all expected-to-vest stock-based awards that were granted or modified subsequent to December 31, 2005 is recognized on a straight-line basis provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s stock-based compensation expense required under APB 25 and the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized in the Company’s consolidated statement of operations under the provisions of APB 25. In accordance with APB 25, no compensation expense was required for the employee stock purchases under the Company’s Employee Stock Purchase Plan under APB 25. Stock-based compensation expense of $22.3 million and $54.9 million for the years ended 2005 and 2004, respectively, was related to employee stock-based awards and stock options assumed from acquisitions. As a result of adopting SFAS 123R, stock-based compensation expense recorded for 2006 was $87.6 million, or $74.4 million higher than which would have been reported had the Company continued to account for stock-based compensation under APB 25. Net income for 2006 was approximately $51.4 million lower than that which would have been reported had the Company continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions and employee stock-based awards of $17.7 million has been reclassified to additional paid-in capital in the Company’s consolidated balance sheet upon the adoption of SFAS 123R on January 1, 2006. Additional information is discussed in Note 2, “Restatement of Consolidated Financial Statements,” and Note 10, “Stockholders’ Equity.”
     In accordance with SFAS 123R, the Company has presented as financing cash flows the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options beginning in 2006. Tax benefits from employee stock plans of $9.7 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for 2006. Prior to the adoption of SFAS 123R, tax benefits from employee stock plans were presented as operating cash flows. Additionally, In accordance with SFAS 123R, SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and EITF Topic D-32, “Intra-period Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.
     The following table summarizes the pro forma net income and earnings per share, net of related tax effect, had the Company applied the fair value recognition provisions of SFAS 123 to employee stock benefits (in millions, except per share amounts):

	Years Ended December 31,
	2005	2004
	As Restated(1)	As Restated(1)
Net income as reported	$350.7	$128.2
Add: amortization of deferred stock compensation included in reported net income, net of tax	14.2	34.8
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(229.6)	(174.7)

Pro forma net income	$135.3	$(11.7)

Basic net income per share:
As reported	$0.63	$0.26
Pro forma	$0.24	$(0.02)
Diluted net income per share:
As reported	$0.58	$0.24
Pro forma	$0.22	$(0.02)

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.
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
     Periodically, the Company uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during 2006, 2005 and 2004 in other income (expense) on its Consolidated Statements of Operations.
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
     Foreign Currency Translation
     Assets and liabilities of foreign operations with non-U.S. dollar functional currency are translated to U.S. dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. dollars using average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2006, 2005 and 2004. The effect of exchange rate changes on cash balances held in foreign currencies were immaterial in the years presented.
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

Note 2. Restatement of Consolidated Financial Statements
     Restatement of Previously Issued Financial Statements
     In this Form 10-K as of and for the year ended December 31, 2006 (the “2006 Form 10-K”), Juniper Networks is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004 as a result of an independent stock option investigation commenced by our Board of Directors and Audit Committee. This 2006 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002. In addition, the Company is restating the unaudited quarterly financial information and financial statements for interim periods of 2005, and unaudited condensed financial statements for the three months ended March 31, 2006.
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
     Grants made by the Board of Directors or Compensation Committee to Officers or Directors
     The Company has concluded that the measurement dates of several grants to executive officers who were “reporting persons” as that term is defined under Section 16 of the Securities Exchange Act of 1934, as amended, (“Officers”) and members of the Board of Directors made between June 1999 and June 2003 were incorrect. In general, during the relevant period, the Board or the Compensation Committee of the Board made grants to Officers and directors. Grants were sometimes approved at meetings of these bodies or by action by unanimous written consent. There were several instances in which grants to Officers or directors were given grant dates (and corresponding exercise prices) prior to the date on which formal corporate action making the grant was taken. In general, this appears to have been done to make the grant date coincide with either a specific event, such as the appointment or re-election of a director or with the purported date options were granted to non-Officers. In these cases, the Company has determined that the correct measurement date is the date on which the Board or Compensation Committee took the action to approve the grant. The Company also identified instances in which grants to Officers were granted effective upon a future event, such as the commencement of employment or closing of an acquisition. In these cases, the Company has determined that the date of the future event is the correct measurement date for such grants. In connection with the application of these measurement principles, and after accounting for forfeitures, the Company has adjusted the measurement of compensation cost for options covering 5.6 million shares of common stock resulting in an incremental stock-based compensation expense of $80.3 million on a pre-tax basis over the respective awards’ vesting terms. Juniper Network’s CEO, Scott Kriens, received two stock option awards whose measurement dates for financial accounting purposes differ from the recorded grant dates for such awards. However, both options were exchanged and cancelled unexercised in 2001 as part of a company-wide option re-pricing program. Mr. Kriens has not exercised any stock options since 1998, approximately nine months before the Company’s IPO.
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
     The incremental impact on the consolidated statement of operations from recognizing stock-based compensation expense through December 31, 2006 resulting from the investigation is as follows (in millions):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1998	$—	$—
1999	15.3	15.3
2000	283.3	201.6
2001	513.1	488.1
2002	48.0	48.0
2003	19.4	8.6

Subtotal	879.1	761.6
2004	10.9	7.5
2005	4.7	3.3

Total	$894.7	$772.4

     In addition to the $894.7 million recognized through fiscal 2005, $2.1 million of unamortized deferred compensation remained as of December 31, 2005, bringing the total incremental impact from the investigation to approximately $896.8 million. As required by SFAS 123R which was adopted on January 1, 2006, the unamortized deferred compensation of $2.1 million has been reclassified to additional paid-in capital, along with the unamortized deferred compensation for stock options assumed from past acquisitions, in the Company’s consolidated balance sheet. Beginning in 2006, the incremental amortization resulting from the investigation is included in stock-based compensation expense under the provisions of SFAS 123R. The incremental pre-tax stock compensation expense from the restatement of employee stock options was $0.6 million, on a pre-tax basis, for the year ended December 31, 2006 and was recorded in the fourth quarter of 2006.
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
     The following table presents the effect of the related adjustments on the pro forma calculation of the net income and income per share for the years ended December 31, 2005 and 2004, respectively (in millions, except per share amounts):

	Year ended December 31, 2005			Year Ended December 31, 2004
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Net income	$354.0	$(3.3)	$350.7	$135.7	$(7.5)	$128.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	10.9	3.3	14.2	27.3	7.5	34.8
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(204.5)	(25.1)	(229.6)	(114.2)	(60.5)	(174.7)

Pro forma net income (loss)	$160.4	$(25.1)	$135.3	$48.8	$(60.5)	$(11.7)

Net income per share — basic, as reported	$0.64	$(0.01)	$0.63	$0.28	(0.02)	$0.26

Net income (loss) per share — basic, pro forma	$0.29	$(0.05)	$0.24	$0.10	$(0.12)	$(0.02)

Net income per share — diluted, as reported	$0.59	$(0.01)	$0.58	$0.25	$(0.01)	$0.24

Net income (loss) per share — diluted, pro forma	$0.27	$(0.05)	$0.22	$0.08	$(0.10)	$(0.02)

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
     Because virtually all holders of options issued by the Company were not involved in or aware of the incorrect pricing, the Company has taken and intends to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequences are that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). The Company recorded a $10.1 million as other charges in operating expense for 2006 in relation to these items and other tax related items. The Company expects to incur future charges to resolve the adverse tax consequences of incorrectly priced options

     The Company misclassified the losses from the retirement of its treasury shares in fiscal 2004. Accordingly, the Company reduced its retained earnings (accumulated deficit) as of December 31, 2005 and 2004 by $63.6 million with a corresponding increase to additional paid-in capital.
     Effects of the Restatement Adjustments
     The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations (in millions):

	Year ended December 31, 2005			Year ended December 31, 2004
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
Net revenues:
Product	$1,771.0	$—	$1,771.0	$1,162.9	$—	$1,162.9
Service	293.0	—	293.0	173.1	—	173.1

Total net revenues	2,064.0	—	2,064.0	1,336.0	—	1,336.0
Cost of revenues:
Product(2)	506.1	0.2	506.3	318.1	0.7	318.8
Service(2)	146.8	0.4	147.2	95.3	1.0	96.3

Total cost of revenues	652.9	0.6	653.5	413.4	1.7	415.1

Gross margin	1,411.1	(0.6)	1,410.5	922.6	(1.7)	920.9
Operating expenses:
Research and development(2)	355.4	1.9	357.3	259.8	4.6	264.4
Sales and marketing(2)	439.6	2.0	441.6	320.0	4.3	324.3
General and administrative(2)	74.8	0.2	75.0	55.2	0.3	55.5
Amortization of purchased intangibles	85.2	—	85.2	56.8	—	56.8
In-process research and development	11.0	—	11.0	27.5	—	27.5
Other charges. net	(0.6)	—	(0.6)	0.1	—	0.1

Total operating expenses	965.4	4.1	969.5	719.4	9.2	728.6

Operating income	445.7	(4.7)	441.0	203.2	(10.9)	192.3
Interest and other income	59.1	—	59.1	28.2	—	28.2
Interest and other expense	(2.6)	—	(2.6)	(12.4)	—	(12.4)

Income before income taxes	502.2	(4.7)	497.5	219.0	(10.9)	208.1
Provision (benefit) for income taxes	148.2	(1.4)	146.8	83.3	(3.4)	79.9

Net income	$354.0	$(3.3)	$350.7	$135.7	$(7.5)	$128.2

Net income per share:
Basic	$0.64	$(0.01)	$0.63	$0.28	$(0.02)	$0.26

Diluted	$0.59	$(0.01)	$0.58	$0.25	$(0.01)	$0.24

Shares used in computing net income per share:
Basic	$554.2	$—	$554.2	$493.1	$—	$493.1

Diluted	$598.9	$1.3	$600.2	$542.6	$1.1	$543.7

(1) Prior period amounts have been reclassified in order to conform to the current year presentation.

(2) Amortization of stock-based compensation included in the following cost and expense categories by period:

Cost of revenues — Product	$0.8	$0.2	$1.0	$0.5	$0.7	$1.2
Cost of revenues — Service	1.1	0.4	1.5	2.3	1.0	3.3
Research and development	9.9	1.9	11.8	21.5	4.6	26.1
Sales and marketing	4.8	2.0	6.8	17.7	4.3	22.0
General and administrative	1.0	0.2	1.2	1.9	0.3	2.2

Total	$17.6	$4.7	$22.3	$43.9	$10.9	$54.8

     The following table presents the effects of the stock-based compensation, related tax impact and other adjustments upon the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in millions):

	December 31, 2005
	As previously
	reported	Adjustments		As restated
ASSETS
Current assets:
Cash and cash equivalents	$918.4	$—		$	918.4
Short-term investments	510.4	—			510.4
Accounts receivable, net	268.9	—			268.9
Deferred tax assets, net	74.1	70.3	(E)		144.4
Prepaid expenses and other current assets	46.7	—			46.7

Total current assets	1,818.5	70.3			1,888.8
Property and equipment, net	319.9	—			319.9
Long-term investments	618.3	—			618.3
Restricted cash	66.1	—			66.1
Goodwill	4,904.2	(24.5)	(D)		4,879.7
Purchased intangible assets, net	269.9	—			269.9
Long-term deferred tax assets, net	—	111.2	(E)		111.2
Other assets	29.7	—			29.7

Total assets	$8,026.6	$157.0		$	8,183.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165.2	$—		$	165.2
Accrued compensation	97.7	—			97.7
Accrued warranty	28.2	—			28.2
Deferred revenue	213.5	—			213.5
Income taxes payable	56.4	—			56.4
Other accrued liabilities	66.4	—			66.4

Total current liabilities	627.4	—			627.4

Long-term deferred revenue	39.3	—			39.3
Other long-term liabilities	60.2	(31.5)	(E)		28.7
Long-term debt	400.0	—			400.0
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—			—
Additional paid-in capital	6,432.0	1,026.6	(A)(B)(C)(D)(E)		7,458.6
Deferred stock compensation	(15.6)	(2.1)	(C)		(17.7)
Accumulated other comprehensive (loss) gain	(8.3)	—			(8.3)
Retained earnings (accumulated deficit)	491.6	(836.0)	(A)(B)		(344.4)

Total stockholders’ equity	6,899.7	188.5			7,088.2

Total liabilities and stockholders’ equity	$8,026.6	$157.0		$	8,183.6

(A)	Includes impact of $772.4 million, net of tax, increase in additional paid-in capital with corresponding decrease in retained earnings (accumulated deficit) related stock-based compensation from the investigation.

(B)	Includes impact of a $63.6 million increase in additional paid-in capital with a corresponding decrease in retained earnings (accumulated deficit) related to misclassified losses from the retirement of the Company’s treasury shares.

(C)	Includes impact of $2.1 million increase in additional paid-in capital with a corresponding increase in deferred compensation related to unamortized stock-based compensation.

(D)	Includes impact of $24.5 million decrease in additional paid-in capital with corresponding decrease in goodwill related to misclassified tax benefit from deductions from stock options assumed in acquisitions.

(E)	Includes impact of $158.0 million and $55.0 million increases in additional paid-in capital with a corresponding decrease in the valuation allowance related to deferred tax assets from stock options deductions and stock-based compensation from the investigation, respectively. Amounts impact current and long-term net deferred tax assets.

     Details of the adjustments are summarized as follows (in millions):

(Debit)/Credit	Adjustment (A)	Adjustment (B)	Adjustment (C)	Adjustment (D)	Adjustment (E)	Total
Goodwill	$—	$—	$—	$24.5	$—	$24.5
Deferred tax assets	—	—	—	—	(70.3)	(70.3)
Deferred tax assets – non-current	—	—	—	—	(111.2)	(111.2)
Deferred tax liabilities	—	—	—	—	(31.5)	(31.5)
Stockholders’ equity:
Additional paid-in capital	$772.4	$63.6	$2.1	$(24.5)	$213.0	$1,026.6
Deferred compensation	—	—	(2.1)	—	—	(2.1)
Accumulated deficit	(772.4)	(63.6)	—	—	—	(836.0)

Total stockholders’ equity	$—	$—	$—	$(24.5)	$213.0	$188.5

     The effect of restatement adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in millions):

Fiscal	Common Stock & Additional	Deferred Stock		Net Impact to Stockholders’
Year	Paid-In Capital	Compensation	Accumulated Deficit	Equity
1998	$—	$—	$—	$—
1999	215.3	(200.0)	(15.3)	—
2000	479.6	(278.0)	(201.6)	—
2001	74.9	413.2	(488.1)	—
2002	21.5	26.5	(48.0)	—
2003	(10.6)	19.2	(8.6)	—

Subtotal	780.7	(19.1)	(761.6)	—
2004	41.3	11.3	(71.1)	(18.5)
2005	204.6	5.7	(3.3)	207.0

Total	$1,026.6	$(2.1)	$(836.0)	$188.5

     The following tables present the effects of the stock-based compensation and related tax adjustments upon the Company’s previously reported consolidated statements of cash flows for the fiscal years ended December 31, 2005 and December 31, 2004 (in millions):

	Fiscal year ended December 31, 2005
	As previously
	reported	Adjustments	As restated
Operating Activities
Net Income	$354.0	$(3.3)	$350.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	138.9	—	138.9
Stock-based compensation	17.6	4.7	22.3
Restructuring, impairment and acquisition-related expenses	5.6	—	5.6
In-process research and development	11.0	—	11.0
Non-cash portion of debt issuance costs and disposal of property and equipments	1.7	—	1.7
Loss on sale or write-down of investments	(0.4)	—	(0.4)
Loss on redemption of convertible subordinated notes	—	—	—
Tax benefits from stock-based compensation	129.5	(1.4)	128.1
Changes in operation assets and liabilities	—	—	—
Accounts receivable, net	(68.0)	—	(68.0)
Prepaid expenses, other current assets and other long-term assets	(26.2)	31.5	5.3
Accounts payable	50.3	—	50.3
Accrued compensation	10.9	—	10.9
Accrued warranty	(3.7)	—	(3.7)
Income taxes payable	26.6	—	26.6
Other accrued liabilities	(69.2)	(31.5)	(100.7)
Deferred revenue	64.3	—	64.3

Net cash provided by operating activities	642.9	—	642.9

	Fiscal year ended December 31, 2005
	As previously
	reported	Adjustments	As restated
Investing Activities
Purchases of property and equipment	(98.2)	—	(98.2)
Purchases of available-for-sale investments	(936.0)	—	(936.0)
Maturities and sales of available-for-sale investments	805.0	—	805.0
Increase in restricted cash	(34.8)	—	(34.8)
Minority equity investments	(9.8)	—	(9.8)
Payments for business acquisitions, net of cash and cash equivalents	(309.9)	—	(309.9)

Net cash used in investing activities	(583.7)	—	(583.7)

Financing Activities
Proceeds form issuance of common stock	146.0	—	146.0
Purchases and subsequent retirement of common stock	—	—	—
Tax benefits from stock-based compensation	—	—	—

Net cash (used in) provided by financing activities	$146.0	$—	$146.0

Net (decrease) increase in cash and cash equivalents	$205.2	$—	$205.2
Cash and cash equivalents at beginning of period	$713.2	$—	$713.2

Cash and cash equivalents at end of period	$918.4	$—	$918.4

	Fiscal year ended December 31, 2004
	As previously
	reported	Adjustments	As restated
Operating Activities
Net Income	$135.7	$(7.5)	$128.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	97.6	—	97.6
Stock-based compensation	44.0	10.9	54.9
Restructuring, impairment and other acquisition related expenses	0.3	—	0.3
In-process research and development	27.5	—	27.5
(Gain) loss on sale or write-down of investments	2.9	—	2.9
Loss on redemption of convertible subordinated notes	4.1	—	4.1
Non-cash portion of debt issuance costs and disposal of property and equipments	4.1	—	4.1
Tax benefits from stock-based compensation	66.0	(3.4)	62.6
Changes in operation assets and liabilities:
Accounts receivable, net	(81.4)	—	(81.4)
Prepaid expenses, other current assets and other long-term assets	(56.2)	—	(56.2)
Accounts payable	29.4	—	29.4
Accrued compensation	40.3	—	40.3
Accrued warranty	3.6	—	3.6
Income taxes payable	16.9	—	16.9
Other accrued liabilities	11.0	—	11.0
Deferred revenue	93.6	—	93.6

Net cash provided by operating activities	439.4	—	439.4

Investing Activities
Purchases of property and equipment	(63.2)	—	(63.2)
Purchases of available-for-sale investments	(739.4)	—	(739.4)
Maturities and sales of available-for-sale investments	704.7	—	704.7
Increase in restricted cash	(0.2)	—	(0.2)
Minority equity investments	(1.2)	—	(1.2)
Payments for business acquisitions, net of cash and cash equivalents	40.9	—	40.9

Net cash used in investing activities	(58.4)	—	(58.4)

Financing Activities
Proceeds from issuance of common stock	175.2	—	175.2
Redemption of convertible subordinated notes	(145.0)	—	(145.0)
Purchases and subsequent retirement of common stock	(63.6)	—	(63.6)

Net cash (used in) provided by financing activities	$(33.4)	$—	$(33.4)

Net (decrease) increase in cash and cash equivalents	$347.6	$—	$347.6

Cash and cash equivalents at beginning of period	$365.6	$—	$365.6

Cash and cash equivalents at end of period	$713.2	$—	$713.2

Note 3. Business Acquisitions
     Juniper Networks completed six purchase acquisitions during the three years ended December 31, 2006. There were no acquisitions in 2006. In 2005, the Company acquired Funk, Acorn, Peribit, Redline, and Kagoor. In 2004, the Company acquired NetScreen. The total purchase price for each acquisition, as of their respective acquisition dates and not including subsequent escrow and other adjustments, is outlined below (in millions):

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
     Allocation of Initial Purchase Consideration
     The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including IPR&D, based on their fair values. The excess purchase price over those fair values is recorded as goodwill. Goodwill is subject to change due to the release of the amounts held in escrow for indemnity obligations, additional contingent payments, and changes in acquisition related assets and liabilities. The fair values assigned to intangible assets acquired were based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. A summary of the purchase price allocations for each acquisition is as follows (in millions):

	2005						2004
	Funk	Acorn	Peribit	Redline	Kagoor	Total	NetScreen

Net tangible assets assumed	$3.9	$0.2	$3.6	$—	$1.9	$9.6	$367.8
Amortizable intangible assets:
Existing technology	18.8	2.9	26.1	17.2	6.9	71.9	165.2
Patents and core technology	2.3	0.8	6.5	4.9	2.1	16.6	45.7
Maintenance agreements	—	0.1	1.7	—	0.1	1.9	5.9
Customer relationships	2.6	0.5	6.3	3.5	2.4	15.3	24.8
Trademark	0.6	0.1	—	—	—	0.7	8.3
Non-compete agreement	0.7	—	—	—	—	0.7	—
Order backlog	—	0.1	0.2	—	0.1	0.4	2.5

Total	25.0	4.5	40.8	25.6	11.6	107.5	252.4
In-process research and development	5.3	—	3.8	—	1.9	11.0	27.5
Deferred compensation related to unvested stock options	—	—	13.2	3.8	2.0	19.0	93.5
Goodwill	77.1	(0.4)	250.6	93.7	48.9	469.9	3,443.9

Total purchase price	$111.3	$4.3	$312.0	$123.1	$66.3	$617.0	$4,185.1

     Purchased Intangible Assets
     The following table presents details of the purchased intangible assets acquired (in millions, except years):

			Customer
	Technologies and Patents		Relationships		Other		Total
	Estimated		Estimated		Estimated
	Useful Life		Useful Life		Useful Life
Acquisitions	(in years)	Amount	(in years)	Amount	(in years)	Amount	Amount
Funk	4	$21.1	6	$2.6	2 — 5	$1.3	$25.0
Acorn	4	3.7	5	0.5	0.5 — 5	0.3	4.5
Peribit	4	32.6	5	6.3	<0.5 — 8	1.9	40.8
Redline	4	22.1	5	3.5	—	—	25.6
Kagoor	6	9.0	7	2.4	<0.5 — 6	0.2	11.6

2005 Total		$88.5	5 — 7	$15.3	<0.5 — 8	$3.7	$107.5

NetScreen —
2004 Total	4	$210.9	5 — 7	$24.8	<0.5 — 5	$16.7	$252.4

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
     2006 Acquisitions
     Pro forma results of operations are not presented for the 2006 acquisitions as there were no acquisitions in 2006.
     2005 Acquisitions
     Pro forma results of operations are not presented for the 2005 acquisitions as the effects of these acquisitions are not material to Juniper Networks on either an individual or an aggregate annual basis.
     Funk Acquisition: On December 1, 2005, the Company completed its acquisition of Funk. Funk, a leading provider of standards-based network access security solutions, developed products and technologies that protect the integrity of the network by ensuring both the user and the device meet an organization’s security policies before granting access. The purchase price for Funk included a cash payment of $110.2 million. Currently excluded from the aggregate purchase price of $111.3 million is a balance of $12.2 million held in escrow for indemnity obligations, of which one-half will expire in January 2007 and the remaining one-half in June 2007. In addition, the Company paid $4.8 million upon achieving certain agreed-upon conditions in January 2007. Contingent payments associated with future employment conditions were recorded as compensation expense ratably over the 13 month period from the acquisition date.
     Acorn Acquisition: On October 20, 2005, the Company completed its acquisition of Acorn. Acorn’s products and technologies provide a smooth migration path of more flexible and cost-effective by connecting legacy Time Division Multiplexing (TDM) and other circuit-based applications across next-generation IP networks. The purchase price for Acorn included a cash payment of $4.0 million. Currently excluded from the aggregate purchase price of $4.3 million is a balance of $1.5 million held in escrow for indemnity obligations, which will expire on May 30, 2007. Depending on the contingency, any additional payments will be recorded as either compensation expense or additional purchase price. In addition, the Company paid $1.1 million in January 2007 in connection with services provided by former Acorn employees and recognized such amount as compensation expense ratably over the 12 month period following the acquisition. Future lease and other contractual obligations were immaterial at the time of the acquisition.
     Peribit Acquisition: On July 1, 2005, the Company completed its acquisition of Peribit. The acquisition enabled the Company to secure and assure the delivery and performance of applications over an IP network through premium traffic processing. The acquisition of Peribit will further expand the Company’s customer base and portfolio of products. The acquisition resulted in the issuance of 11.3 million shares of the Company’s common stock with a fair value of approximately $256.4 million to the former shareholders of Peribit, of which, approximately 1.6 million shares with a fair value of $35.2 million, established as of the acquisition date, were being held in escrow for indemnity obligations prescribed by the merger agreement. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on April 26, 2005. The Company also assumed all of the outstanding Peribit stock options with a fair value of approximately $36.4 million. Such options were valued using Black-Scholes option pricing model with the volatility assumption of 41%, expected life of 1.8 years, risk-free interest rate of 3.6%, and a market value of the Company’s common stock of $22.62 per share, which was determined as described above. At the close of the acquisition, the Company recorded a liability of $3.0 million associated with future lease, severance, and other contractual obligations through

March 2009. In July of 2006, the Company released 0.8 million shares valued at $10.3 million to the former shareholders of Peribit which were formerly held in escrow. The Company continues to hold an additional 0.8 million shares are being held in escrow to secure certain indemnity obligations prescribed by the merger agreement. The escrow amounts were excluded from the original purchase price of $312.0 million. The remaining shares in escrow expired on February 1, 2007. Almost all the escrow shares were distributed in February 2007 at the then current market value of $19.15 per share, or an aggregate fair value of $14.1 million.
     Redline Acquisition: On May 2, 2005, the Company completed its acquisition of Redline. Redline was a pioneer in the development of Application Front End (“AFE”) technology and designed network solutions that improve the performance, flexibility, and scalability of web-enabled enterprise data centers and public web sites. The purchase price for Redline included a cash payment of $97.5 million, a $3.0 million pre-acquisition loan from the Company to Redline which was forgiven, and assumed stock options with an aggregate fair value of $21.1 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.56 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $22.62 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on April 26, 2005. The Company also assumed $1.0 million in net liabilities. The Company recorded an additional $13.2 million cash escrow payment to the original purchase price of $123.1 million related to Redline’s indemnity obligations which expired in 2006.
     Kagoor Acquisition: On May 1, 2005, the Company completed its acquisition of Kagoor. Kagoor was a leading provider of session border control products for voice-over-Internet Protocol (VoIP) networking. The purchase price for Kagoor included $58.2 million in cash and assumed stock options with an aggregate fair value of $7.6 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.58 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $21.64 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on March 29, 2005. Excluded from the aggregate purchase price of $66.3 million is an escrow payment of $6.8 million related to the indemnity obligations associated with this acquisition, $2.0 million of which was paid in 2006. In 2007, the Company distributed an additional $4.6 million to former Kagoor stockholders in final settlement of the escrow account.
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
     As of December 31, 2006, total estimated costs of completing the research and development efforts relating to the above acquisitions were immaterial.
     Deferred Stock-Based Compensation: Unvested stock options valued at $13.2 million, $3.8 million, and $2.0 million were issued for the Peribit, Redline, and Kagoor acquisitions, respectively. The unvested portion of the intrinsic value of the replacement stock options, established as of the acquisition date, has been allocated to deferred compensation in the purchase price allocation and is being amortized to expense using the graded-vesting method over the remaining vesting period.

     2004 Acquisition
     NetScreen Acquisition: On April 16, 2004, Juniper Networks completed its acquisition of NetScreen. The acquisition resulted in the issuance of approximately 132.0 million shares of the Company’s common stock with a fair value of approximately $3,651.2 million to the former stockholders of NetScreen. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced. Juniper Networks also assumed all of the outstanding NetScreen stock options with a fair value of approximately $520.5 million. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 3 years for expected life, 2.5% for the risk-free interest rate and a market value of Juniper Networks common stock of $27.64 per share, which was determined as described above. The Company also incurred direct costs associated with the acquisition of approximately $13.4 million. After the initial purchase price allocation, the Company decreased the net tangible assets acquired and increased goodwill by $6.1 million. The change was due to the recognition of a pre-acquisition contingency of $12.0 million, partially offset by a number of reductions in the valuation of certain pre-acquisition accruals.
     The Company accrued for acquisition charges of $21.3 million primarily related to severance and facility charges. Ninety-four former NetScreen employees were identified for termination at the time of the acquisition, and all related severance has been paid. The remaining restructuring change consists primarily of facility charges that will be paid through the end of the lease terms, which extend through 2008. In 2006, the Company reversed an immaterial amount of this acquisition accrual. In 2005, the Company reversed $6.9 million of this acquisition accrual primarily due to re-occupation of the former NetScreen facilities. As of December 31, 2006, $1.6 million remained to be paid, of which $0.6 million is recorded in other long-term liabilities in the Consolidated Balance Sheets.
     Order backlog represents the value of the standing orders for both products and services. The order backlog was valued using the avoided cost method, which estimates the avoided selling expenses due to the fact that NetScreen had firm purchase orders in place at the time of acquisition. Juniper Networks amortized the fair value of acquired order backlog in 2004 to cost of revenues.
     Of the total purchase price, $27.5 million was allocated to in-process research and development (“IPR&D”) and was expensed in 2004. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, NetScreen had multiple IPR&D efforts under way for certain current and future product lines. These efforts included developing and integrating secure routers with embedded encryption chips, as well as other functions and features such as next generation Internet Protocol (“IP”), wireless and digital subscriber line connectivity and voice over IP capability. The Company utilized the DCF method to value the IPR&D, using rates ranging from 20% to 25%, depending on the estimated useful life of the technology. In applying the DCF method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to fixed assets, working capital, and other assets that provide value to the product lines. At the time of the NetScreen acquisition, it was estimated that these development efforts would be completed over the next eighteen months at an estimated cost of approximately $25.0 million. These development efforts were completed in by December 2005. As of December 31, 2006, there were no remaining costs associated with these research and development efforts.
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

Note 4. Goodwill and Purchased Intangible Assets
     The following table presents details of the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of December 31, 2006
Technologies and patents	$379.6	$(242.6)	$137.0
Other	68.9	(36.7)	32.2

Total	$448.5	$(279.3)	$169.2

As of December 31, 2005
Technologies and patents	$382.4	$(156.3)	$226.1
Other	69.5	(25.7)	43.8

Total	$451.9	$(182.0)	$269.9

     Amortization expense related to finite-lived purchased intangible assets was $97.3 million, $85.2 million, and $56.8 million in 2006, 2005 and 2004, respectively. Amortization expense of purchased intangible assets of $91.8 million and $5.5 million were included in operating expenses and cost of product revenue in 2006. During 2006, the Company recorded an impairment charge of $3.4 million due to a significant decrease in forecasted revenues associated with session border control (“SBC”), Kagoor’s stand-alone products. During 2005, the Company recorded an impairment charge to operating expense of $5.9 million due to a significant decrease in forecasted revenues associated with Kagoor’s products.
     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year Ending December 31,	Amount
2007	$91.4
2008	46.2
2009	17.9
2010	4.2
2011	2.0
Thereafter	7.5

Total	$169.2

     The changes in the carrying amount of goodwill during 2006 are as follows (in millions):

	Years Ending December 31,
	2006	2005	2004
		As restated (1)	As restated (1)
Beginning balance	$4,879.7	$4,409.4	$983.4
Goodwill acquired during the period	—	469.9	3,443.9
Impairment of goodwill	(1,280.0)	—	—
Adjustments to existing goodwill	—	(6.0)	(18.5)
Escrow and other additions to existing goodwill	25.0	6.4	0.6

Ending balance	$3,624.7	$4,879.7	$4,409.4

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.
     In the second quarter ended June 30, 2006, the Company concluded that the carrying value of goodwill for the SLT segment was impaired and recorded an impairment charge of $1,280.0 million. A significant portion of the goodwill was initially recorded based on stock prices at the time the related merger agreements were executed and announced. The impairment of goodwill was primarily attributable to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach.
     The first step of the impairment test is to compare the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. If the calculated fair value of the reporting units exceed the carrying value, goodwill is considered impaired and the Company is required to perform a hypothetical purchase price allocation in order to calculate the extent of the goodwill impairment. The Company determined that it had four reporting units at the time of the impairment calculation, consisting of Infrastructure and Service which are the same as the respective segments and Security and Application Acceleration which were the two components of SLT segment. The Company utilized external service providers to calculate the fair value of the reporting units using a combination of the income and market approaches. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular business’ weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing to available market data. In determining the carrying value of the reporting unit, the Company allocated the fair values of shared tangible net assets to each reporting unit based on revenue. As the fair values of the Security and Application Acceleration reporting units were lower than the allocated book values, the Company performed step two of the goodwill impairment calculation for those two reporting units within the SLT segment.
     During the second step of the goodwill impairment review, management calculated the fair value of the Company’s tangible and intangible net assets with the assistance of external service providers. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the calculated fair value of each reporting unit and the sum of the identified net assets results in the residual value of goodwill. Future impairment indicators, including further declines in the Company’s market capitalization, could require additional impairment charges. There was no goodwill impairment in 2005 and 2004.
     In 2006, the goodwill increase was primarily attributable to the settlements of the Company’s escrow obligations. The Company released from its escrow accounts 0.8 million shares of common stock, with a total market value of $10.3 million, and $2.0 million of its restricted cash for the indemnity obligations associated with acquisitions of Peribit Networks, Inc. (“Peribit”) and Kagoor Networks, Inc. (“Kagoor”), respectively. The Company also distributed $13.1 million of its restricted cash for the escrow obligations associated with the acquisition of Redline Networks, Inc. (“Redline”).
     Restated year end balances include $6.0 million and $18.5 million decreases in goodwill for 2005 and 2004, respectively, related to misclassified tax benefits from deductions from stock options assumed in acquisitions.
Note 5. Restructuring and Acquisition Related Reserves
     Restructuring Charges
     Restructuring charges were based on Juniper Networks’ restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations. The following table shows changes in the restructuring liabilities during 2006 (in millions):

	Remaining				Remaining
	liability as of	2006			liability as of
	December 31,	Restructuring	Cash		December 31,
	2005	plan	payments	Adjustment	2006
Facilities	$2.1	$0.1	$(0.7)	$—	$1.5
Severance, contractual commitments and other charges	—	0.6	(0.6)	—	—

Total restructuring charges in operating expense	2.1	0.7	(1.3)	—	1.5
Purchase commitments charges in cost of product revenues	—	1.4	(1.4)	—	—

Total restructuring charges	$2.1	$2.1	$(2.7)	$—	$1.5

     In June 2006, the Company implemented a restructuring plan that focused on some IPG segment product development cost reduction efforts and the discontinuation of the SBC product. Approximately $2.0 million including $0.6 million of severance charges for 33 employees was paid in 2006. In addition to the payments relating to the 2006 plan, the Company paid $0.7 million for facility charges associated with its restructuring plans initiated prior to 2006. As of December 31, 2006, the restructuring reserves of $1.5 million relate to future facility charges. Amounts related to the net facility charge are included in other accrued liabilities and will be paid over the remaining respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred.

     During 2004, the Company adjusted its restructuring reserve established in prior year by $1.4 million primarily for changes in its facilities sublease assumptions.
     Acquisition Related Restructuring
     Acquisition related reserves pertain to the restructuring reserves established in connection with the Company’s past acquisitions. In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges. During 2006, the Company paid $3.0 million primarily for the facility related charges. As of December 31, 2006, approximately $3.6 million remained unpaid, of which $1.5 million was recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2005, approximately $6.9 million remained unpaid, of which $3.3 million was recorded in other long-term liabilities in the consolidated balance sheet. During 2006, the Company reversed its existing acquisition restructuring by $0.4 million that was previously accrued for the Unisphere and NetScreen facilities. During 2005, the Company reversed its existing acquisition related restructuring reserves by $6.9 million primarily due to changes in estimates of the previous accrual for the NetScreen facility. During 2004, the Company reduced its acquisition related restructuring charges by $3.7 million primarily for changes in facilities sublease assumptions.
     The following restructuring charges were based on Juniper Networks’ restructuring and acquisition related restructuring plans that were committed to by management. Any changes to the estimates of executing the approved plans will be reflected in Juniper Networks’ results of operations. Details of the Company’s restructuring reserve and acquisition reserve charges recorded in operating expense were as follows (in millions):

	Twelve Months Ended December 31,
	2006	2005	2004
Restructuring charges (benefit) in operating expense	$0.7	$—	$(1.4)
Acquisition related restructuring benefits	(0.4)	(6.9)	(3.7)

Total	$0.3	$(6.9)	$(5.1)

Note 6. Investments
     The following is a summary of available-for-sale investments, at fair value, as of December 31, 2006 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Government securities	$312.4	$0.1	$(1.6)	$310.9
Corporate debt securities	623.3	0.3	(2.7)	620.9
Asset-backed securities and equity securities	85.5	0.1	(0.2)	85.4
Other	0.2	0.6	—	0.8

Total available-for-sale investments	$1,021.4	$1.1	$(4.5)	$1,018.0

Reported as:
Short-term investments	$445.2	$0.6	$(1.9)	$443.9
Long-term investments	576.2	0.5	(2.6)	574.1

Total investments	$1,021.4	$1.1	$(4.5)	$1,018.0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Due within one year	$445.2	$0.6	$(1.9)	$443.9
Due between one and two years	372.0	0.3	(2.1)	370.2
Due after two years	204.2	0.2	(0.5)	203.9

Total available-for-sale investments	$1,021.4	$1.1	$(4.5)	$1,018.0

     The following is a summary of available-for-sale investments, at fair value, as of December 31, 2005 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Commercial paper	$8.0	$—	$—	$8.0
Government securities	322.4	—	(2.8)	319.6
Corporate debt securities	706.6	0.1	(6.0)	700.7
Asset-backed securities and equity securities	96.1	—	(0.6)	95.5
Other	4.3	0.6	—	4.9

Total available-for-sale investments	$1,137.4	$0.7	$(9.4)	$1,128.7

Reported as:
Short-term investments	$513.0	$0.6	$(3.2)	$510.4
Long-term investments	624.4	0.1	(6.2)	618.3

Total	$1,137.4	$0.7	$(9.4)	$1,128.7

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Due within one year	$513.0	$0.6	$(3.2)	$510.4
Due between one and two years	366.8	—	(4.3)	362.5
Due after two years	257.6	0.1	(1.9)	255.8

Total available-for-sale investments	$1,137.4	$0.7	$(9.4)	$1,128.7

     There was no significant realized gain or loss from the sale of available-for-sale securities in 2006. There were realized losses from the sale of available-for-sale securities of $0.9 million, and $0.3 million in 2005 and 2004, respectively.
     As of December 31, 2006 the Company had approximately 250 investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Given that the Company has the ability and intent to hold each of these investments until a recovery of the fair values, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2006. The Company reviews its investments to identify and evaluate investments that have indication of possible impairment. The Company aggregated its investments by category and length of time the securities have been in a continuous unrealized loss position. The following table shows a summary of the fair value and unrealized losses of our investments as of December 31, 2006 (in millions):

			Securities with
	Securities with Unrealized		Unrealized Loss
	Loss Positions for		Positions for
	Less Than 12 Months		Over 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Government	$18.3	$(0.1)	$42.2	$(0.4)	$60.5	$(0.5)
Agency	108.7	(0.3)	93.8	(0.6)	202.5	(0.9)
Corporate	171.5	(0.6)	221.0	(2.2)	392.5	(2.8)
Asset Backed	29.1	(0.1)	25.9	(0.2)	55.0	(0.3)

Total	$327.6	$(1.1)	$382.9	$(3.4)	$710.5	$(4.5)

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
     The carrying amounts and fair values of the Senior Notes were (in millions):

	December 31,
	2006	2005
Carrying amount	$399.9	$400.0
Fair value	$427.9	$475.5

     During 2005 and 2006, an immaterial amount of the Company’s Senior Notes was converted into common shares. During 2004, the Company paid $145.0 million to retire its outstanding 4.75% Convertible Subordinated Notes due March 15, 2007. Such retirement resulted in a net loss of $4.1 million during 2004. The loss represented the difference between the carrying value of the Subordinated Notes at the time of the retirement, including unamortized debt issuance costs, and the amount paid to extinguish such Subordinated Notes.
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
Note 8. Other Financial Information
     Property and Equipment
     Property and equipment consist of the following (in millions):

	As of December 31,
	2006	2005
Computers and equipment	$233.8	$182.8
Purchased software	31.3	25.3
Leasehold improvements	85.3	70.1
Furniture and fixtures	12.4	10.6
Land	192.4	192.4

Property and equipment, gross	555.2	481.2
Accumulated depreciation	(205.3)	(161.3)

Property and equipment, net	$349.9	$319.9

     Depreciation expense was $76.2 million, $53.6 million, and $40.8 million in 2006, 2005, and 2004, respectively.
     Restricted Cash
     Restricted cash as of December 31, 2006 consisted of escrow accounts required by certain 2005 acquisitions and the Directors & Officers (“D&O”) trust. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. In 2006, the Company reduced restricted cash by $5.9 million as its deposit requirements for standby letters of credits issued for facility leases was removed, distributed $13.1 million of its restricted cash upon the settlement of certain escrow funds associated with the Redline acquisition and distributed $2.0 million of its restricted cash upon the settlement of certain escrow funds associated with the Kagoor acquisition. In 2005, the Company added $12.2 million, $2.5 million, $13.5 million and $6.9 million to restricted cash for the escrow accounts established in connection with the acquisitions of Funk, Acorn, Redline and Kagoor, respectively. No significant restricted cash was accrued or paid in 2004.
     Equity Investments
     As of December 31, 2006 and 2005, the carrying values of the Company’s minority equity investments in privately held companies were $20.4 million and $13.2 million, respectively.
     In 2006, the Company made $7.3 million of minority investments in privately-held companies. In 2005, the Company invested a total of $11.0 million in privately held companies. In addition, the Company recognized a gain of $1.7 million due to a business combination of one of its portfolio companies with a cost basis of $1.0 million and wrote down $0.4 million against its investment in one of the privately held companies.

     Deferred Revenue
     Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying consolidated balance sheets. Product deferred revenue, net of the related cost of revenue, includes shipments to end-users, value-add resellers, and distributors. Below is a breakdown of the Company’s deferred revenue (in millions):

	As of December 31,
	2006	2005
Service	$282.8	$201.7
Product	102.8	51.1

Total	$385.6	$252.8

Reported as:
Current	$312.3	$213.5
Non-current	73.3	39.3

Total	$385.6	$252.8

     Warranties
     Changes in the Company’s warranty reserve are as follows (in millions):

	Year Ended December 31,
	2006	2005*
Beginning balance	$35.3	$38.9
Amount acquired from acquisitions	—	0.3
Provisions made	38.9	30.1
Changes in estimates	(5.0)	(3.2)
Actual costs incurred	(34.4)	(30.8)

Ending balance	$34.8	$35.3

Current portion of warranty reserve	$34.8	$28.2
Non-current portion of warranty reserve	—	7.1

Ending balance	$34.8	$35.3

*	Prior period amounts have been reclassified to conform to the current year presentation.
     Other Comprehensive Income
     The activity of other comprehensive income was as follows (in millions):

	Years Ended December 31,
	2006	2005	2004
Change in net unrealized gain (loss) on investments	$5.2	$(4.9)	$(7.6)
Net gains on investments realized and included in net income	—	0.9	0.3
Change in foreign currency translation adjustment	4.4	(3.6)	2.2

Net change for the year	$9.6	$(7.6)	$(5.1)

     The components of accumulated other comprehensive loss were as follows (in millions):

	Years Ended December 31,
	2006	2005	2004
Accumulated net unrealized loss on available-for-sale investments	$(3.4)	$(8.6)	$(4.6)
Accumulated foreign currency translation adjustment	4.7	0.3	3.9

Total accumulated other comprehensive gain (loss)	$1.3	$(8.3)	$(0.7)

     Other Charges, Net
     Other charges recognized consist of the following (in millions):

	Years Ended December 31,
	2006	2005	2004
Restructuring and acquisition related expenses (benefits), net	$5.9	$(6.5)	$(5.1)
Integration costs	—	—	5.1
Stock option investigation charges	20.5	—	—
Other tax expenses	10.1	—	—

Total other charges (benefits), net	$36.5	$(6.5)	$—

     Restructuring and acquisition related expenses of $5.9 million in 2006 primarily consisted of the $5.6 million bonus and earn-out accrual associated with the Funk and Acorn acquisitions. During 2006, the Company also recorded $0.3 million in net restructuring charges and acquisition related restructuring charges. The $6.5 million credit to restructuring expense in 2005 primarily consisted of a $6.9 million reversal adjustments related to its restructuring accrual when the Company re-occupied a portion of the former NetScreen facility that was previously included in the acquisition-related reserve. In 2004, the Company also recorded net adjustments of $5.1 million to the previously established restructuring reserves primarily for changes in estimates related to changes in lease and sublease assumptions.
     The Company recorded no significant costs in 2006 and 2005 related to the integration of acquired product lines or business units during those years. Integration costs of $5.1 million were recognized for the NetScreen acquisition in 2004. Integration expenses are incremental costs directly related to the integration of the two companies. The integration expenses consisted principally of facility related expenses, workforce related expenses and professional fees.
     In 2006, the Company incurred legal and professional fees of $20.5 million in connection with its stock option investigation. See Note 2 for additional information.
     The Company recorded a $10.1 million operating expense in 2006 in relation to certain tax related items. See Note 2 for additional information.
Note 9. Commitments and Contingencies
     Commitments
     The following table summarizes the Company’s principal contractual obligations as of December 31, 2006 (in millions):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases, net of committed subleases	$182.2	$40.8	$33.7	$27.2	$25.3	$21.7	$33.5
Senior Notes	399.9	—	399.9	—	—	—	—
Purchase Commitments	120.5	120.5	—	—	—	—	—
Other Contractual Obligations	27.9	27.9	—	—	—	—	—

Total	$730.5	$189.2	$433.6	$27.2	$25.3	$21.7	$33.5

     Operating Leases
     Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2016. Rental expense for 2006, 2005 and 2004, was approximately $40.3 million, $36.4 million, and $29.8 million, respectively. Future minimum payments under the non-cancellable operating leases totaled $182.2 million as of December 31, 2006. Rent and related expenses paid to a related party was $4.9 million, $4.4 million, and $3.3 million for 2006, 2005, and 2004, respectively.
     Purchase Commitments
     The Company does not have firm purchase commitments with its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $120.5 million as of December 31, 2006, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to Juniper Networks’ agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers. The Company does not incur a liability for products built by the contract manufacturers until they fulfill its customer’s order and the order ships. However, if the components go unused, the Company may be assessed carrying charges or obsolete charges. As of December 31, 2006, the Company had accrued $22.4 million based on our estimate of such charges.

     Other Contractual Obligations
     As of December 31, 2006, other contractual obligations consisted of the following:
•	Escrow amount of $12.8 million related to the Funk acquisition to secure certain indemnity obligations. One-half of the escrow expired in January 2007 and the remaining one-half will expire in June 2007. Also included is a contingent bonus payable, based on certain milestones, of $5.0 million, which was earned over a one year period ended in 2006.

•	Escrow amount of $1.6 million related to the Acorn acquisition to secure certain indemnity obligations. The escrow period will expire in May 2007. Also included is a contingent earn-out payable to former Acorn stockholders, based on certain milestones, of up to $2.2 million, and bonus payable to employees related to continued employment of up to $0.5 million. The earn-out and bonus amounts will be earned and paid in 2007 and 2008.

•	Escrow amount related to the Redline and Kagoor acquisitions of $0.7 million and $5.1 million, respectively, to secure certain indemnity obligations.
     In addition, 0.8 million shares of the Company’s common stock with a fair value of $17.6 million, established as of the acquisition date, were held in escrow to secure certain indemnity obligations for the Peribit acquisition as of December 31, 2006. Almost all of the escrow shares were distributed in February 2007 at the then current market value of $19.15 per share, or an aggregate fair value of $14.1 million.
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
     Stock Option Lawsuits
     Federal Derivative Lawsuits
     Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The lawsuits allege that the Company’s officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. The lawsuits assert causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, insider selling and constructive fraud. The actions also demand an accounting and rescission of allegedly improper stock option grants. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. The Court ordered the lead plaintiffs to file a consolidated complaint no later than January 12, 2007. On February 14, 2007, the parties agreed to extend the deadline for plaintiffs to file a consolidated complaint until thirty days after the Company completes the filing of its restated financial statements with the Securities Exchange Commission, and the court approved the stipulation on February 15, 2007.

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
     Federal Securities Class Actions
     On July 14, 2006, a purported class action complaint styled Garber v. Juniper Networks, Inc., et al., No. C-06-4327 MJJ, was filed in the Northern District of California against the Company and certain of the Company’s officers and directors. The plaintiff filed a Corrected Complaint on July 28, 2006. The Garber class action is brought on behalf of all purchasers of the Company’s common stock between September 1, 2003 and May 22, 2006. On August 29, 2006, another purported class action complaint styled Peters v. Juniper Networks, Inc., et al., No. C 06 5303 JW, was filed in the Northern District of California against the Company and certain of its officers and directors. The Peters class action is brought on behalf of all purchasers of the Company’s common stock between April 10, 2003 and August 10, 2006. Both of these purported class actions allege that the Company and certain of the Company’s officers and directors violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. On November 20, 2006, the Court appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007. The Consolidated Complaint asserts claims on behalf of all purchasers of, or those who otherwise acquired, the Company’s publicly traded securities from April 10, 2003 through and including August 20, 2006. The Consolidated Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 by the Company and certain of the Company’s current and former officers and directors. On February 15, 2007, the parties agreed that plaintiffs may file an Amended Consolidated Complaint within thirty days after the Company files its restated financial statements with the Securities Exchange Commission, and the court approved the stipulation on February 16, 2007.
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
     In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns are currently under examination for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company responded to this NOPA in February 2005, and intends to dispute this assessment with the IRS. An initial appeals conference was held on January 31 and October 3, 2006. The appeals process available to the Company has not been concluded. In the event that this issue is resolved unfavorably to the Company, there exists the possibility of a material adverse impact on the Company’s results of operations.
Note 10. Stockholders’ Equity
     Stock Repurchase Activities
     In July 2004, the Company’s Board of Directors (“the Board”) authorized a stock repurchase program. This program authorized repurchases of up to $250.0 million of the Company’s common stock. In 2006, the Company repurchased 10,071,100 common shares at an average price of $18.51 per share as part of this stock repurchase program. As of December 31, 2006, a total of 12,939,700 common shares had been repurchased and retired since the inception of the program, equating to approximately $250.0 million at an average price of $19.32 per share. The purchase price of $63.6 million and $186.4 million for the shares of the Company’s stock repurchased in 2004 and 2006, respectively, was reflected as a reduction to retained earnings.
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
     Under the 1996 Plan, incentive stock options may not be granted at an exercise price less than the fair market value per share of the common stock on the date of grant. The Company has not granted incentive stock options since June 1999. Non-statutory stock options may be granted under the terms of the plan at an exercise price determined by the Board of Directors or a committee authorized by the Board of Directors. See Note 2, “Restatement of Condensed Consolidated Financial Statements.” Vesting and exercise provisions were permitted to be determined under the terms of the plan by the Board of Directors or a committee authorized by the Board. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. Options granted to consultants were in consideration for the fair value of services previously rendered, are not contingent upon future events and were expensed in the period of grant. See Note 2, “Restatement of Condensed Consolidated Financial Statements.”)
     The 1996 Plan also provided for the sale of restricted shares of common stock or RSUs to employees and consultants. Shares issued to consultants were for the fair value of services previously rendered and were not contingent upon future events. Shares sold to employees were made pursuant to restricted stock purchase agreements containing provisions established by the Board or a committee authorized by the Board. These provisions give Juniper Networks the right to repurchase the shares at the original sales price upon termination of the employee. This right expires at a rate determined by the Board, generally at the rate of 25% after one year and 2.0833% per month thereafter. As of December 31, 2006, zero shares were subject to repurchase under the 1996 Plan.
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
     2006 Equity Incentive Plan
     On May 18, 2006, the Company’s stockholders adopted the 2006 Plan to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units or dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the Company’s non-employee member of the Board (“outside directors”).
     The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the 1996 Plan and 2000 Plan that subsequently expired unexercised after May 18, 2006 up to a maximum of 75,000,000 additional shares of the common stock. To the extent a 2006 Plan award is settled in cash rather than stock, such cash payment shall not reduce the number of shares available for issuance under the 2006 Plan. No restricted stock, stock appreciation right, performance share, performance unit, deferred stock unit or dividend equivalent has been issued as of December 31, 2006. The Company had issued 6.6 million and 0.7 million of stock options and RSUs, respectively, under the 2006 Plan as of December 31, 2006. Restricted stock or RSUs with a per share or unit purchase price lower than 100% of market price of the Company’s common stock on the day of the grant shall be counted as two and one-tenth shares for every one share. In the case of a restricted stock or performance share award, the entire number of shares subject to such award would be issued at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock or performance share award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes.
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
     Plans Assumed Upon Acquisition
     In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of December 31, 2006, there were approximately 8,779,075 shares outstanding under plans assumed through acquisitions. During the year ended December 31, 2006, 333 shares of restricted common stock were repurchased at an average price of $0.35 per share in connection with employee terminations. There were no restricted shares subject to repurchase as of December 31, 2006. As of December 31, 2005, there were approximately 15,472,302 shares outstanding under plans assumed through acquisitions. During 2005, 6,517 shares of restricted common stock have been repurchased at an average price of $0.33 per share in connection with employee terminations. There were 33,586 shares of restricted shares subject to repurchase as of December 31, 2005.

     Equity award activities and related information as of and for the three years ended December 31, 2006 are summarized as follows:

		Outstanding Options
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(in dollars)	(In years)	(In thousands)
Balance at December 31, 2003	44,003	68,324	$12.00
Options granted and assumed	(22,333)	47,937	17.82
Options exercised	—	(20,236)	8.07
Options canceled (2)	3,231	(6,855)	15.75
Additional Options Authorized	37,514	—	—

Balance at December 31, 2004	62,415	89,170	15.75
Options granted and assumed	(14,837)	18,101	19.91
RSUs granted	(4)	—	—
Options exercised	—	(15,466)	8.26
Options canceled (2)	3,878	(6,652)	18.26
Additional Options Authorized	27,026	—	—

Balance at December 31, 2005	78,478	85,153	17.79
RSUs granted (4)	(4,356)	—	—
Options granted	(15,097)	15,097	17.49
Options exercised	—	(9,313)	6.91
RSUs canceled	149	—	—
Options canceled (2)	3,377	(4,950)	16.77
Options expired (2)	3,733	(3,895)	25.55
Shares discontinued (3)	(70,242)	—	—
Shares authorized under the 2006 Plan	64,500	—	—

Balance at December 31, 2006	60,542	82,092	$18.66	6.3	$309,170

(1)	Shares available for grant under the 1996 Plan, the 2000 Plan and the 2006 Plan, as applicable.

(2)	Canceled or expired options under the 1996 Plan, the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(3)	Authorized shares not subject to outstanding awards under the 1996 Plan and the 2000 Plan as of May 18, 2006 were canceled.

(4)	RSUs granted under the 2006 Plan are counted as two and one-tenth shares of common stock for each share subject to such RSU.
     Outstanding options of 82.1 million in the preceding table do not include RSUs outstanding as of December 31, 2006. There were 3.2 million shares of RSUs outstanding as of December 31, 2006 with an aggregate intrinsic value of $61.0 million over a weighted average remaining life of 1.8 years.
     The following schedule summarizes information about stock options outstanding under all option plans as of December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Price	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price
$0.07 - $5.69	10,600	4.3	$4.15	10,302	$4.22
$5.70 - $10.31	10,609	5.5	9.69	10,377	9.73
$10.54 - $15.32	9,471	6.6	14.54	4,608	14.55
$15.41 - $18.95	8,226	6.0	17.41	3,039	17.15
$18.96 - $21.98	9,239	6.8	20.33	2,215	21.57
$22.28 - $23.76	8,533	8.5	22.96	8,007	22.99
$23.84 - $24.02	2,030	8.8	23.87	1,881	23.86
$24.14 - $24.14	8,733	7.7	24.14	8,644	24.14
$24.53 - $29.19	8,752	7.1	26.96	8,223	26.92
$29.93- $183.06	5,899	3.0	38.19	5,899	38.19

$0.07 - $183.06	82,092	6.3	$18.66	63,195	$18.92

     As of December 31, 2006, approximately 63,195,000 options were exercisable at an average exercise price of $18.92. As of December 31, 2005, approximately 68,150,000 options were exercisable at an average exercise price of $18.18.

The Company’s vested or expected-to-vest stock options and exercisable stock options as of December 31, 2006 are summarized below:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	79,324	$18.69	6.3	$304,017
Exercisable options	63,195	$18.92	6.2	$272,839
     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $18.94 as of December 31, 2006, and the exercise price multiplied by the number of related options.
     The pre-tax intrinsic value of options exercised was $107.8 million for the year ended December 31, 2006. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option.
     Total fair value of options vested during 2006 was $106.3 million. As of December 31, 2006, approximately $82.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.8 years. Approximately $28.4 million of the total unrecognized compensation cost is estimated to be forfeited prior to the vesting of such awards and has been excluded from the preceding cost.
     Restricted Stock Units Activity
     As of December 31, 2006, the Company had 3.2 million RSUs outstanding which were excluded from the options outstanding balance in the preceding tables. The Company’s outstanding RSUs and vested or expected-to-vest RSUs is summarized below:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding RSUs	3,221	$—	1.8	$61,001
Vested and expected-to-vest RSUs	2,580	—	1.7	48,868
     None of the issued RSUs were vested as of December 31, 2006. These RSUs have been deducted from the shares available for grant under the Company’s stock option plans. The weighted-average grant date fair value of restricted stock units granted during 2006 and 2005 was $18.45 and $21.90 respectively. As of December 31, 2006, approximately $36.3 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 1.8 years. Approximately $14.6 million of the total unrecognized compensation cost is estimated to be forfeited prior to the vesting of such awards and has been excluded from the preceding cost.
     Extension of Stock Option Exercise Periods for Former Employees
     The Company cannot issue any securities under its registration statements on Form S-8 during the period it is not current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. As a result, options vested and held by the Company’s former employees cannot be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations have been met (the “trading black-out period”). During 2006, approximately 1,446,000 such options were due to expire. The Company extended the expiration date of these stock options to the end of a 30–day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, the fair value of such stock options have been reclassified to current liabilities subsequent to the modification and are subject to mark-to-market provisions at the end of each reporting period until final settlement. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded an aggregate fair value of approximately $6.1 million under current liabilities as of December 31, 2006. Any changes to the fair values of these options in future periods until settlement will be expensed in the Company’s consolidated statements of operations in the period of change.
     Acceleration of Unvested and “Out-of-the-Money” Employee Stock Options
     On December 16, 2005, the Company’s Board of Directors approved the acceleration of the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share equal to or greater than $22.00, all of which were previously granted under its stock option plans and that were outstanding on December 16, 2005. Options to purchase approximately 21.2 million shares of common stock or 49.3% of the total outstanding unvested options on December 16, 2005 were accelerated. The options accelerated excluded options previously granted to certain employees, including all of the Company’s executive officers and its directors.

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
     The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in the Statements of Operations pursuant to Financial Accounting Standards Board Statement No. 123R (“SFAS 123R”). Under SFAS 123R, the Company has applied the expense recognition provisions relating to stock options beginning in the first quarter of fiscal 2006. In approving the acceleration, the Company’s Board considered its impact on future financial results, stockholder value and employee retention. The Board believes that the acceleration of the unvested and “out-of-the-money” options was in the best interest of stockholders as it will reduce the Company’s reported compensation expense in future periods in light of these accounting regulations. As a result of the acceleration, the Company expected to reduce the pre-tax stock option expense it otherwise would have been required to record by approximately $153.0 million, which was estimated at the time of the acceleration, subsequent to the adoption of SFAS 123R beginning in 2006. The acceleration of the vesting of these options did not result in a charge to the results of operations in 2005.
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
     In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective offering period. On December 16, 2005, the Board amended the Company’s ESPP to eliminate the ability of a participant under the ESPP to increase the rate of his/her payroll deductions during any offering period (as defined in the ESPP). This change was effective beginning with the offering period commencing on February 1, 2006. For 2006, pre-tax compensation expense related to the common stock issued under the ESPP was $6.6 million. Compensation expense for the ESPP in the same 2005 periods was only required as a footnote disclosure prior to the adoption of SFAS 123R. As a result of the Company’s failure to file its Quarterly Reports on Form 10-Q for the second and third quarters of 2006, the Company has suspended its employee payroll withholdings for the purchase of its common stock under the ESPP from August 2006 through the filing of all its required regulatory reports. In January 2007, the Board of Directors approved a delay of the start of next offering period from February 1, 2007 to April 1, 2007 (such offering period will end on July 31, 2007).
     Employees purchased approximately 1,748,000 shares, 912,000 shares and 769,000 shares of common stock through the ESPP at an average exercise price of $13.06, $19.96 and $15.39 per share during fiscal years 2006, 2005 and 2004, respectively. During 2006, the number of authorized shares under the ESPP increased by 3,000,000 shares. As of December 31, 2006, approximately 6,490,500 shares had been issued and 8,509,500 shares remained available for future issuance under the ESPP. As of December 31, 2005 approximately 4,742,700 shares had been issued and 7,257,300 shares remained available for future issuance. As of December 31, 2004, approximately 3,831,100 shares had been issued at an average price of $7.95 per share, and 8,168,900 shares remained available for future issuance under the ESPP.
     Stock-Based Compensation
     Valuation of Stock-Based Compensation
     SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for other relevant factors including implied volatility of market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.
     In 2006, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant. As a result, the expected term assumption used in the year ended December 31, 2006 reflects the shorter contractual life of the new option awards granted during the period.
     The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)
Employee Stock Options
Dividend yield	—	—	—
Volatility factor	39%	42%	55%
Risk-free interest rate	4.75%	3.97%	3.23%
Expected life (years)	3.6	4.3	4.5
Employee Stock Purchase Plan
Dividend yield	—	—	—
Volatility factor	33%	39%	54%
Risk-free interest rate	4.2%	2.8%	1.8%
Expected life (years)	0.5	0.5	0.5

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.
     In anticipation of adopting SFAS 123R, the Company refined the variables used in the Black-Scholes-Merton model during 2005. As a result, the Company refined its methodology of estimating the expected term to be more representative of future exercise patterns. The Company also refined its computation of expected volatility by considering the volatility of publicly traded options to purchase its common stock and its historical stock volatility. The weighted average estimated fair value of employee stock options granted during 2006, 2005, and 2004 was $6.09, $9.23 and $11.44 per option, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2006, 2005, and 2004 was $5.19, $6.36 and $4.44 per share, respectively.
     Common Stock Reserved for Future Issuance
     At December 31, 2006, Juniper Networks had reserved an aggregate of approximately 174,223,000 shares of common stock for future issuance under all its Stock Option Plans, the 1999 Employee Stock Purchase Plan and for future issuance upon conversion of convertible senior notes.
     Convertible Preferred Stock
     There are 10,000,000 shares of convertible preferred stock with a par value of $0.00001 per share authorized for issuance. No preferred stock was issued and outstanding as of December 31, 2006 and 2005.
Note 11. 401(k) Plan
     Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001. The matching formula was 50% up to 6% of eligible pay (up to an annual maximum of $2,000). Effective on January 1, 2005, the Company increased the match from 50% to 100% of eligible pay, up to an annual maximum of $2,000. Effective January 1, 2007, the Company matches 25% of all employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $5.8 million, $5.1 million and $3.1 million in 2006, 2005 and 2004, respectively.

Note 12. Segment Information
     An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. It is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
     In 2005, the Company’s CODM and senior management team (together “management”) began to allocate resources and assess performance based on financial information by categories of products and by service. Following the acquisitions of Funk, Acorn, Peribit, Redline, and Kagoor, the Company combined the products from these acquired companies with the Security segment to create the SLT operating segment. As a result, the Company currently has the following operating segments: Infrastructure, SLT, and Service. The Infrastructure segment includes products from the E-, M- and T-series router product families as well as the circuit-to-packet products and SBC products. Prior to 2006, SBC products were included in the SLT segment which includes security products and application acceleration reporting units. Beginning in 2007, the Company will no longer segregate the two reporting units within the SLT segment. The SLT segment consists primarily of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances (“IDP”), application front end platforms, the J-series router product family, Odyssey products and wide area network (“WAN”) optimization platforms. The Service segment delivers world-wide services to customers of the Infrastructure and the SLT segments.
     In 2004, management evaluated the Company’s performance by geographic theater and by categories of products based only on revenues. Management did not assess the performance of its geographic theaters or categories of products on other measures of income or expenses; therefore, the Company only had one operating segment.
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

	Year Ended December 31,
	2006	2005	2004
		As	As
		Restated(1)	Restated(1)
Net Revenues:
Infrastructure	$1,413.4	$1,371.6	$975.7
Service Layer Technologies	479.9	399.4	187.2
Service	410.3	293.0	173.1

Total net revenues	2,303.6	2,064.0	1,336.0
Operating Income:
Management operating income:
Infrastructure	420.0	487.4	304.4
Service Layer Technologies	(12.8)	9.6	(5.5)
Service	101.3	71.9	32.6

Total management operating income	508.5	568.9	331.5
Amortization of purchased intangible assets (2)	(97.3)	(85.2)	(56.8)
Stock-based compensation expense	(87.6)	(22.3)	(54.9)
Impairment of goodwill and intangible assets	(1,283.4)	(5.9)	—
In-process research and development	—	(11.0)	(27.5)
Other expense, net (3)	(38.0)	(3.5)	—

Total operating (loss) income	(997.8)	441.0	192.3
Interest and other income	104.3	59.1	28.2
Interest and other expense	(3.6)	(3.9)	(5.4)
Gain on (write-down of) investment, net	—	1.3	(2.9)
Loss on redemption of convertible subordinated notes	—	—	(4.1)

(Loss) income before income taxes	$(897.1)	$497.5	$208.1

(1)	Stock-based compensation expense for the 2005 and 2004 periods has been restated as a result of the stock option investigation. In addition, prior period amounts have been reclassified to reflect the reorganization of certain research and development activities and changes in allocation methodologies.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(3)	Other expense for 2006 includes charges such as restructuring, acquisition related charges, stock option investigation costs and tax related charges, as well as certain restructuring costs included in cost of revenues. Other expense for 2005 includes charges such as restructuring, acquisition related charges and patent related charges.
     Siemens accounted for 14%, 14% and 15% of the Company’s net revenues for 2006, 2005 and 2004, respectively. The revenue attributed to this significant customer was derived from the sale of products and services in all three operating segments.
     The Company attributes sales to geographic theater based on the customer’s ship-to location. The following table shows net revenue by geographic theater (in millions):

	Years Ended December 31,
	2006	2005	2004
Americas
United States	$953.0	$879.0	$561.5
Other	78.4	53.9	47.6

Total Americas	1,031.4	932.9	609.1
Europe, Middle East, and Africa	812.7	610.1	380.5
Asia Pacific:
Japan	159.3	204.8	155.7
Other	300.2	316.2	190.7

Total Asia Pacific	459.5	521.0	346.4

Total	$2,303.6	$2,064.0	$1,336.0

     The Company tracks assets by physical location. Over 90% of the Company’s assets, including property and equipment, as of December 31, 2006 and 2005 were attributable to its U.S. operations. The Company does not allocate its assets by segment.
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

	Years Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)
Net income	$(1,001.4)	$350.7	$128.2

Basic and diluted:
Weighted-average shares of common stock outstanding	567.5	554.3	493.4
Less: weighted-average shares subject to repurchase	—	(0.1)	(0.3)

Weighted-average shares used in computing basic net income per share	567.5	554.2	493.1
Effect of dilutive securities:
Shares subject to repurchase	—	0.1	0.3
Shares issuable upon conversion of the Subordinated Notes	—	19.9	19.9
Employee stock options	—	26.0	30.4

Weighted-average shares used in computing diluted net income per share	567.5	600.2	543.7

Basic net (loss) income per share	$(1.76)	$0.63	$0.26
Diluted net (loss) income per share	$(1.76)	$0.58	$0.24

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
     For 2006, the Company excluded 34.6 million common stock equivalents consisting of convertible debt, outstanding stock options, RSUs and shares subject to repurchase from the calculation of diluted loss per share because all such securities were anti-dilutive due to the net loss in the period. For the years ended 2006, 2005 and 2004, approximately 51.1 million, 28.8 million and 11.9 million common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 14. Income Taxes
     The components of (loss) income before the provision for income taxes are summarized as follows (in millions):

	Years Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)
Domestic	$(1,146.0)	$226.6	$99.0
Foreign	249.0	270.9	109.1

Total income before provision for income taxes	$(897.0)	$497.5	$208.1

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
     The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)
Current Provision:
Federal	$17.9	$13.7	$—
State	13.6	3.0	1.1
Foreign	29.0	34.6	16.0

Total current provision	60.5	51.3	17.1
Deferred benefit:
Federal	24.1	(20.6)	—
State	(4.5)	(9.4)	—
Foreign	3.7	(2.8)	—

Total deferred benefit	23.3	(32.8)	—
Income tax benefits attributable to employee stock plan activity	20.6	128.3	62.8

Total provision for income taxes	$104.4	$146.8	$79.9

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
     The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision for income taxes as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)
Expected provision at 35% rate	$(314.0)	$174.1	$72.8
State taxes, net of federal benefit	3.8	12.5	6.3
Non-deductible goodwill and in-process research and development	438.2	3.8	9.6
Foreign income at different tax rates	(25.3)	(14.9)	(2.9)
Jobs Act repatriation, including state taxes	—	(19.7)	—
Research and development credits	(7.3)	(10.7)	(8.4)
Stock-based compensation	4.2	0.4	0.8
Other	4.8	1.3	1.7

Total provision for income taxes	$104.4	$146.8	$79.9

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
     Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2006	2005
		As restated(1)
Deferred tax assets:
Net operating loss carry-forwards	$16.2	$90.8
Foreign tax credit carry-forwards	13.4	6.5
Research and other credit carry-forwards	91.8	112.3
Deferred revenue	32.2	17.7
Property and equipment basis differences	3.5	4.9
Stock-based compensation	72.4	55.1
Reserves and accruals not currently deductible	151.8	129.3
Other	16.6	4.0

Total deferred tax assets	397.9	420.6
Valuation allowance	(38.7)	(40.6)

Net deferred tax assets	359.2	380.0
Deferred tax liabilities:
Purchased intangibles	(73.6)	(99.3)
Unremitted foreign earnings	(51.6)	(23.8)
Deferred compensation and other	(2.5)	(1.2)

Total deferred tax liabilities	(127.7)	(124.3)

Net deferred tax assets	$231.5	$255.7

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
     As of December 31, 2006 and 2005, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $38.7 million and $40.6 million, respectively, which relates to capital losses that will carry forward to offset future capital gains. The valuation allowance decreased by $1.9 million, $224.7 million and $2.3 million in the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 reduction was attributable to use of the capital losses carryovers. The 2005 reduction was attributable to the Company’s determination that a valuation allowance was no longer necessary for its net U.S. deferred tax assets because based on the available evidence at the end of the year it determined that realization of these net assets was more likely than not. The 2004 net reduction was primarily attributable to an increase in deferred tax liabilities from the NetScreen acquisition and an increase in deferred tax assets related to excess tax benefits of stock option deductions.
     As part of the restatement, the Company increased deferred tax assets as of December 31, 2005 by approximately $213 million. The benefit of this change in deferred tax assets was recorded as an increase to additional paid-in capital by the corresponding amount.
     As of December 31, 2006, the Company had federal and California net operating loss carry-forwards of $44.3 million and $20.5 million, respectively. The Company also had federal and California tax credit carry-forwards of approximately $50.6 million and $63.5 million, respectively. Unused net operating loss and research and development tax credit carry-forwards will expire at various dates beginning in the years 2021 and 2012, respectively.
     The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $227.3 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2006 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income taxes expense of approximately $66.8 million. These earnings are considered indefinitely invested in operations outside of the U.S. as we intend to utilize these amounts to fund future expansion of our international operations.
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

Note 15. Selected Quarterly Financial Data (Unaudited)
     The table below sets forth selected unaudited financial data for each quarter of the last two years (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(1)
Year Ended December 31, 2006
Net revenues:
Product	$474.1	$468.8	$467.3	$483.1
Service	92.6	98.7	106.3	112.7

Total net revenues	566.7	567.5	573.6	595.8

Cost of revenues:
Cost of revenues – Product	140.9	139.4	140.8	134.0
Cost of revenues – Service	44.0	49.5	49.4	56.3

Total cost of revenues	184.9	188.9	190.2	190.3

Gross margin	381.8	378.6	383.4	405.5
Operating expenses:
Research and development	113.7	116.2	123.4	126.8
Sales and marketing	129.4	136.0	139.4	153.2
General and administrative	23.1	24.2	24.6	25.2
Amortization of purchased intangibles	23.2	23.2	23.0	22.4
Impairment charges	—	1,283.4	—	—
Other charges, net	1.4	4.4	15.3	15.5

Total operating expenses	290.8	1,587.4	325.7	343.1

Operating income (loss)	91.0	(1,208.8)	57.7	62.4
Other income and expense	19.6	23.2	27.8	30.1

Income (loss) before income taxes	110.6	(1,185.6)	85.5	92.5
Provision for income taxes	34.8	20.9	27.2	21.5

Net income (loss)	$75.8	$(1,206.5)	$58.3	$71.0

Basic income (loss) per share	$0.13	$(2.13)	$0.10	$0.12
Diluted income (loss) per share	$0.13	$(2.13)	$0.10	$0.12

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Year Ended December 31, 2005
Net revenues:
Product	$392.3	$423.7	$466.4	$488.6
Service	56.8	69.3	79.9	86.9

Total net revenues	449.1	493.0	546.3	575.5

Cost of revenues:
Cost of revenues – Product	112.7	121.5	132.3	139.9
Cost of revenues – Service	31.2	34.2	39.5	42.2

Total cost of revenues	143.9	155.7	171.8	182.1

Gross margin	305.2	337.3	374.5	393.4
Operating expenses:
Research and development	78.8	84.1	94.7	99.7
Sales and marketing	92.8	103.8	118.1	126.7
General and administrative	15.8	15.7	27.2	16.3
Amortization of purchased intangibles	18.6	19.9	23.0	23.7
In-process research and development	—	1.9	3.8	5.3
Other charges, net	—	(6.5)	(0.2)	6.2

Total operating expenses	206.0	218.9	266.6	277.9

Operating income (loss)	99.2	118.4	107.9	115.5
Other income and expense	10.3	12.3	14.8	17.8
Gain on (write-down of) equity investments	—	—	1.7	(0.4)

Income before income taxes	109.5	130.7	124.4	132.9
Provision for income taxes	35.3	42.6	40.9	28.0

Net income	$74.2	$88.1	$83.5	$104.9

Basic income per share	$0.14	$0.16	$0.15	$0.19
Diluted income per share	$0.13	$0.15	$0.14	$0.17

(1)	The unaudited selected financial data for the 2005 interim periods has been restated to reflect adjustments related to the associated tax impact as further described in Note 2. The consolidated statement of operations for the quarter ended March 31, 2006 has not been restated as the incremental stock-based compensation expense from the restatement of employee stock options was insignificant for the period and therefore has been recorded in the fourth quarter of 2006.

     The following table presents the effects of the stock-based compensation and related tax adjustments upon the Company’s previously reported condensed consolidated statements of operations (in millions):

	Three months ended March 31, 2005			Three months ended June 30, 2005
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
Net revenues:
Product	$392.3	$—	$392.3	$423.7	$—	$423.7
Service	56.8	—	56.8	69.3	—	69.3

Total net revenues	449.1	—	449.1	493.0	—	493.0
Cost of revenues:
Product(2)	112.6	0.1	112.7	121.4	0.1	121.5
Service(2)	31.1	0.1	31.2	34.1	0.1	34.2

Total cost of revenues	143.7	0.2	143.9	155.5	0.2	155.7

Gross margin	305.4	(0.2)	305.2	337.5	(0.2)	337.3
Operating expenses:
Research and development(2)	78.1	0.7	78.8	83.7	0.4	84.1
Sales and marketing(2)	92.1	0.7	92.8	103.3	0.5	103.8
General and administrative(2)	15.7	0.1	15.8	15.6	0.1	15.7
Amortization of purchased intangibles	18.6	—	18.6	19.9	—	19.9
In-process research and development	—	—	—	1.9	—	1.9
Other charges. net	—	—	—	(6.5)	—	(6.5)

Total operating expenses	204.5	1.5	206.0	217.9	1.0	218.9

Operating income	100.9	(1.7)	99.2	119.6	(1.2)	118.4
Other income and expense, net	10.3	—	10.3	12.3	—	12.3

Income before income taxes	111.2	(1.7)	109.5	131.9	(1.2)	130.7
Provision for income taxes	35.8	(0.5)	35.3	42.9	(0.4)	42.5

Net income	$75.4	$(1.2)	$74.2	$89.0	$(0.8)	$88.2

Net income per share:
Basic	$0.14	$—	$0.14	$0.16	$—	$0.16

Diluted	$0.13	$—	$0.13	$0.15	$—	$0.15

Shares used in computing net income per share:
Basic	$542.7	$—	$542.7	$546.7	$—	$546.7

Diluted	$587.7	$—	$587.7	$591.0	$1.2	$592.2

(1)	Prior period amounts have been reclassified in order to conform to the current year presentation.

(2)	Amortization of stock-based compensation included in the following cost and expense categories by period:

Cost of revenues — Product	$0.1	$0.1	$0.2	$0.1	$0.1	$0.2
Cost of revenues — Service	0.4	0.1	0.5	0.2	0.1	0.3
Research and development	2.0	0.7	2.7	2.4	0.4	2.8
Sales and marketing	0.7	0.7	1.4	1.1	0.5	1.6
General and administrative	0.2	0.1	0.3	0.2	0.1	0.3

Total	$3.4	$1.7	$5.1	$4.0	$1.2	$5.2

	Three months ended September 30, 2005			Three months ended December 31, 2005
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
Net revenues:
Product	$466.4	$—	$466.4	$488.6	$—	$488.6
Service	79.9	—	79.9	86.9	—	86.9

Total net revenues	546.3	—	546.3	575.5	—	575.5
Cost of revenues:
Product(2)	132.3	—	132.3	139.9	—	139.9
Service(2)	39.4	0.1	39.5	42.1	0.1	42.2

Total cost of revenues	171.7	0.1	171.8	182.0	0.1	182.1

Gross margin	374.6	(0.1)	374.5	393.5	(0.1)	393.4
Operating expenses:
Research and development(2)	94.4	0.3	94.7	99.3	0.4	99.7
Sales and marketing(2)	117.8	0.3	118.1	126.3	0.4	126.7
General and administrative(2)	27.1	0.1	27.2	16.3	—	16.3
Amortization of purchased intangibles	23.0	—	23.0	23.7	—	23.7
In-process research and development	3.8	—	3.8	5.3	—	5.3
Other charges. net	(0.2)	—	(0.2)	6.2	—	6.2

Total operating expenses	265.9	0.7	266.6	277.1	0.8	277.9

Operating income	108.7	(0.8)	107.9	116.4	(0.9)	115.5
Other income and expense, net	14.8	—	14.8	17.8	—	17.8
Gain on (write down of) equity investments	1.7	—	1.7	(0.4)	—	(0.4)

Income before income taxes	125.2	(0.8)	124.4	133.8	(0.9)	132.9
Provision for income taxes	41.1	(0.2)	40.9	28.3	(0.3)	28.0

Net income	$84.1	$(0.6)	83.5	$105.5	$(0.6)	$104.9

Net income per share:
Basic	$0.15	$—	$0.15	$0.19	$—	$0.19

Diluted	$0.14	$—	$0.14	$0.17	$—	$0.17

Shares used in computing net income per share:
Basic	$561.8	$—	$561.8	$565.9	$—	$565.9

Diluted	$605.4	$0.9	$606.3	$606.8	$0.7	$607.5

(1)	Prior Period amounts have been reclassified in order to conform to the current year presentation.

(2)	Amortization of stock-based compensation included in the following cost and expense categories by period:

Cost of revenues — Product	$0.4	$(0.1)	$0.3	$0.3	$—	$0.3
Cost of revenues — Service	0.3	—	0.3	0.3	0.1	0.4
Research and development	3.8	0.4	4.2	1.6	0.4	2.0
Sales and marketing	1.6	0.4	2.0	1.4	0.4	1.8
General and administrative	0.3	0.1	0.4	0.2	—	0.2

Total	$6.4	$0.8	$7.2	$3.8	$0.9	$4.7

     The following tables summarize the impact of the restatement on each condensed consolidated balance sheets line items (in millions):

	As of March 31, 2006
	As previously
	Reported (1)	Adjustments	As restated
Short-term deferred tax assets	$92.5	$39.8	$132.3
Total current assets	1,853.6	39.8	1,893.4
Goodwill	4,904.3	(24.5)	4,879.8
Long-term deferred tax assets	—	123.5	123.5
Total assets	8,035.8	138.8	8,174.6
Income taxes payable	65.6	4.4	70.0
Total current liabilities	631.4	4.4	635.8
Long-term deferred tax liabilities	4.5	(4.5)	—
Additional paid-in capital	6,360.7	1,161.3	7,522.0
Accumulative deficit	567.4	(1,022.4)	(455.0)
Total liabilities and stockholders’ equity	8,035.8	138.8	8,174.6

	As of March 31, 2005			As of June 30, 2005
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
Short-term deferred tax assets	$66.0	$(7.0)	$59.0	$67.8	$(7.0)	$60.8
Total current assets	1,554.6	(7.0)	1,547.6	1,614.4	(7.0)	1,607.4
Goodwill	4,433.5	(18.5)	4,415.0	4,576.1	(18.5)	4,557.6
Long-term deferred tax assets	—	7.1	7.1	—	7.1	7.1
Total assets	7,161.2	(18.4)	7,142.8	7,383.8	(18.4)	7,365.4
Income taxes payable	35.0	—	35.0	36.1	—	36.1
Total current liabilities	515.8	—	515.8	554.1	—	554.1
Long-term deferred tax liabilities	55.5	—	55.5	57.9	—	57.9
Additional paid-in capital	5,948.6	821.3	6,769.9	6,045.4	820.6	6,866.0
Deferred compensation	(21.1)	(5.7)	(26.8)	(19.2)	(4.2)	(23.4)
Accumulative deficit	213.1	(834.0)	(620.9)	302.1	(834.8)	(532.7)
Total liabilities and stockholders’ equity	7,161.2	(18.4)	7,142.8	7,383.8	(18.4)	7,365.4

	As of September 30, 2005			As of December 31, 2005
	As previously			As previously
	Reported (1)	Adjustments	As restated	Reported (1)	Adjustments	As restated
Short-term deferred tax assets	$76.2	$(7.0)	$69.2	$74.1	$70.3	$144.4
Total current assets	1,741.4	(7.0)	1,734.4	1,818.5	70.3	1,888.8
Goodwill	4,826.6	(18.5)	4,808.1	4,904.2	(24.5)	4,879.7
Long-term deferred tax assets	—	7.1	7.1	—	111.2	111.2
Total assets	7,817.8	(18.4)	7,799.4	8,026.6	157.0	8,183.6
Income taxes payable	45.8	—	45.8	56.4	—	56.4
Total current liabilities	583.5	—	583.5	627.4	—	627.4
Long-term deferred tax liabilities	67.4	—	67.4	31.5	(31.5)	—
Additional paid-in capital	6,355.3	820.2	7,175.5	6,432.0	1,026.7	7,458.7
Deferred compensation	(22.7)	(3.2)	(25.9)	(15.6)	(2.1)	(17.7)
Accumulative deficit	386.1	(835.4)	(449.3)	491.7	(836.1)	(344.4)
Total liabilities and stockholders’ equity	7,817.8	(18.4)	7,799.4	8,026.6	157.0	8,183.6

     Certain reclassifications have been made to prior quarter balances in order to conform to the current year’s presentation.
     The 2005 quarterly results reflect the impact of the acquisitions of Kagoor and Redline in the second quarter, Peribit in the third quarter, and Acorn and Funk in the fourth quarter, and the ongoing effects of these operations for the remainder of the year. Basic and diluted net losses per share are computed independently for each of the quarters presented, therefore, the sum of the quarters may not be equal to the full year net income (loss) per share amounts.
Note 16. Subsequent Event
     Stock Repurchase Program
     In February 2007, the Company’s Board approved an increase of $1.0 billion under the stock repurchase program approved in July 2006. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company is now authorized to repurchase up to a total of $2.0 billion of its common stock. Purchases under this plan will be subject to a review of the circumstances in place at the time. Acquisitions under the share repurchase program will be made from time to time as permitted by securities laws and other legal requirements. The program may be discontinued at any time.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
ITEM 9A. Controls and Procedures
     Stock Option Grant Practices and Restatement
     As discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, during 2006, an independent investigation related to our historical stock option granting practices was carried out by the Audit Committee and the Board of Directors. As a result of the investigation, we reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between June 9, 1999 and December 31, 2003. We are restating previously filed financial statements in the quarterly reports on Form 10-Q for June 30, 2006 and September 30, 2006 and in this annual report on Form 10-K for the year ended December 31, 2006.
     Remediation of Past Material Weaknesses in Internal Control Over Financial Reporting
     As a result of this investigation, we identified certain material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting in periods ending prior to June 30, 2006.
     Before 2003, we did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting, the result of which is discussed in Item 8, Note 2 of this report. From 2003 through 2006 we implemented improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over our financial reporting processes including, but not limited to, the stock option granting and administration function, in compliance with the Sarbanes-Oxley Act (“SOX”) and evolving accounting guidance. These improvements included, but were not limited to:
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
     We believe that these changes remediated the past material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting for stock options could have occurred during the last fiscal year and not been detected as part of our financial reporting close process. As a result, we believe that the likelihood that a material error in our financial statements could have originated during the last fiscal year and not been detected as of December 31, 2006 was remote.

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
Changes in Internal Controls
     There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The other information required in this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2007 Annual Meeting of Stockholders.
ITEM 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2007 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2007 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2007 Annual Meeting of Stockholders.
ITEM 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for our 2007 Annual Meeting of Stockholders.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)	1. Consolidated Financial Statements
           See Index to Consolidated Financial Statements at Item 8 herein.
2.	Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Account	115
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits
     See Exhibit Index on page 116 of this report.
(b) Exhibits
     See Exhibit Index on page 116 of this report.
(c) None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 9th day of March 2007.

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

Signature	Title	Date
/s/ Scott Kriens	Chairman and Chief Executive Officer (Principal	March 9, 2007
Scott Kriens	Executive Officer)

/s/ Robert R.B. Dykes	Executive Vice President, Business Operations and	March 9, 2007
Robert R.B. Dykes	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Pradeep Sindhu	Chief Technical Officer and Vice Chairman of Board	March 9, 2007
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	March 9, 2007
Robert M. Calderoni

/s/ Kenneth Goldman	Director	March 9, 2007
Kenneth Goldman

/s/ William R. Hearst III	Director	March 9, 2007
William R. Hearst III

/s/ Kenneth Levy	Director	March 9, 2007
Kenneth Levy

/s/ Michael Lawrie	Director	March 9, 2007
Michael Lawrie

/s/ Stratton Sclavos	Director	March 9, 2007
Stratton Sclavos

/s/ William R. Stensrud	Director	March 9, 2007
William R. Stensrud

Juniper Networks, Inc.
Schedule II — Valuation and Qualifying Account
Years Ended December 31, 2006, 2005 and 2004
(in millions)

			Charged to
	Balance at	Amount acquired	(reversed from)	Recoveries
	beginning of	through	costs and	(Deductions),	Balance at
	year	acquisitions	expenses	net	end of year
Year ended December 31, 2006
Allowance for doubtful accounts	$7.7	$—	$(0.2)	$(0.2)	$7.3
Sales returns reserve	$16.7	$—	$34.3	$(36.0)	$15.0
Year ended December 31, 2005
Allowance for doubtful accounts	$10.2	$1.2	$(2.7)	$(1.0)	$7.7
Sales returns reserve	$17.3	$0.2	$21.9	$(22.7)	$16.7
Year ended December 31, 2004
Allowance for doubtful accounts	$9.2	$3.7	$(2.3)	$(0.4)	$10.2
Sales returns reserve	$14.8	$11.9	$4.9	$(14.3)	$17.3

Exhibit Index

			Incorporated By Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation	10-K	3.1	000-26339	3/27/2001

3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	10-Q	3.2	000-26339	11/14/2003

4.1	Indenture, dated as of June 2, 2003, between the Company and Wells Fargo Bank Minnesota National Association	S-3	4.1	333-106889	7/11/2003

4.2	Form of Note (included in Exhibit 4.1)	S-3	4.1	333-106889	7/11/2003

10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003

10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/09/2005

10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004

10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/09/2005

10.5	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan ++	10-K	10.5	000-26339	3/7/2006

10.6	Juniper Networks 2000 Nonstatutory Stock Option Plan ++	S-8	10.1	333-92086	7/9/2002

10.7	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005

10.8	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan ++	S-8	10.1	333-92090	7/9/2002

10.9	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001

10.10	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001

10.11	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004

10.12	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003

10.13	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005

10.14	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005

10.15	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005

10.16	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005

10.17	Juniper Networks, Inc. 2006 Equity Incentive Plan ++	8-K	10.1	000-26339	5/24/2006

10.18	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan ++	8-K	10.2	000-26339	5/24/2006

10.19	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	S-8	10.3	000-26339	5/24/2006

10.20	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	S-8	10.4	000-26339	5/24/2006

10.21	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999

10.22	Amendment One dated January 5, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.1	333-76681	4/23/1999

			Incorporated By Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date
10.23	Amendment Two dated March 2, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.2	333-76681	4/23/1999

10.24	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999

10.25	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001

10.26	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004

10.27	Severance Agreement between Scott Kriens and the Registrant dated October 1, 1996 ++	S-1	10.6	333-76681	4/23/1999

10.28	Robert R.B. Dykes Employment Agreement++	8-K	99.1	000-26339	12/14/2004

10.29	Amended and Restated Aircraft Reimbursement Policy++	10-K	10.23	000-26339	3/4/2005

10.30	Summary of Non-Employee Director Compensation ++	8-K		000-26339	8/10/2005

10.31	Summary of 2006 Executive Officer Bonus Plan and Restricted Stock Unit Program++	8-K	10.1	000-26339	2/14/2006

12.1	Computation of Ratio of Earnings to Fixed Charges*

21.1	Subsidiaries of the Company*

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (see page 114)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

+	Filed by NetScreen Technologies, Inc.

++	Indicates management contract or compensatory plan, contract or arrangement.