Form 10-Q
period 2007-03-31
JUNIPER NETWORKS INC
filed 2007-05-08
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-26339
JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1194 North Mathilda Avenue
Sunnyvale, California 94089	(408) 745-2000
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 566,300,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of April 30, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues:
Product	$509,773	$474,125
Service	117,163	92,589

Total net revenues	626,936	566,714
Cost of revenues:
Product	154,942	140,995
Service	57,167	43,952

Total cost of revenues	212,109	184,947

Gross margin	414,827	381,767
Operating expenses:
Research and development	141,093	113,688
Sales and marketing	150,656	129,429
General and administrative	27,258	23,099
Amortization of purchased intangible assets	22,740	23,221
Other charges	12,584	1,404

Total operating expenses	354,331	290,841

Operating income	60,496	90,926
Interest and other income	33,977	20,767
Interest and other expense	(1,064)	(1,089)

Income before income taxes	93,409	110,604
Provision for income taxes	26,762	34,841

Net income	$66,647	$75,763

Net income per share:
Basic	$0.12	$0.13

Diluted	$0.11	$0.13

Shares used in computing net income per share:
Basic	569,400	565,927

Diluted	604,905	603,589

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,037,839	$1,596,333
Short-term investments	426,725	443,910
Accounts receivable, net	257,838	249,445
Deferred tax assets, net	166,771	179,989
Prepaid expenses and other current assets	48,151	52,129

Total current assets	2,937,324	2,521,806
Property and equipment, net	360,665	349,930
Long-term investments	259,364	574,061
Restricted cash	33,630	45,610
Purchased intangible assets, net	145,093	169,202
Goodwill	3,649,574	3,624,652
Long-term deferred tax assets, net	54,922	51,499
Other long-term assets	33,763	31,635

Total assets	$7,474,335	$7,368,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,465	$179,553
Accrued compensation	87,198	110,451
Deferred revenue	327,712	312,253
Other accrued liabilities	153,854	160,360

Total current liabilities	749,229	762,617
Long-term deferred revenue	82,477	73,326
Other long-term liabilities	45,000	17,424
Long-term debt	399,944	399,944
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 569,628 shares and 569,234 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	6	6
Additional paid-in capital	7,711,827	7,646,047
Accumulated other comprehensive income	3,570	1,266
Accumulated deficit	(1,517,718)	(1,532,235)

Total stockholders’ equity	6,197,685	6,115,084

Total liabilities and stockholders’ equity	$7,474,335	$7,368,395

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$66,647	$75,763
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	46,260	41,828
Stock-based compensation	25,942	23,065
Non-cash portion of debt issuance costs and disposal of property and equipment	472	363
Excess tax benefit from employee stock option plans	(739)	(557)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,611)	(35,437)
Prepaid expenses, other current assets and other long-term assets	6,983	6,577
Accounts payable	349	(5,149)
Accrued compensation	(23,253)	(28,797)
Other accrued liabilities	12,984	19,884
Deferred revenue	24,610	41,018

Net cash provided by operating activities	152,644	138,558

Investing Activities:
Purchases of property and equipment	(32,373)	(18,228)
Purchases of available-for-sale investments	(15,934)	(132,949)
Maturities and sales of available-for-sale investments	349,119	126,733
Other	2,218	6,090

Net cash provided by (used in) investing activities	303,030	(18,354)

Financing Activities:
Proceeds from issuance of common stock	14,233	51,521
Purchases and subsequent retirement of common stock	(29,140)	(186,388)
Excess tax benefits from stock-based compensation	739	557

Net cash used in financing activities	(14,168)	(134,310)

Net increase (decrease) in cash and cash equivalents	441,506	(14,106)
Cash and cash equivalents at beginning of period	1,596,333	918,401

Cash and cash equivalents at end of period	$2,037,839	$904,295

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Description of Business
Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs and sells products and services that together provide its customers with Internet Protocol (“IP”) networking solutions. The Company is organized into the following three operating segments: Infrastructure, Service Layer Technologies (“SLT”) and Service. The Company’s Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. The Company’s SLT segment offers solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, its secure networking solutions help enable its customers to convert networks that provide commoditized, best efforts services into more valuable assets that provide differentiation, value and increased reliability and security to end users. The Company’s Service segment delivers world-wide services, including technical support, professional services and a number of education and training programs, to customers of the Infrastructure and SLT segments.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Revenue Recognition
Juniper Networks sells products and services through its direct sales force and through its strategic value-added resellers and distribution relationships. The Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified upgrades and enhancements related to the integrated software through its maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company. Accounts receivable are recorded net of allowance for doubtful accounts, estimated customer returns and pricing credits.
For arrangements with multiple elements, such as sales of products that include services, the Company allocates revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. If vendor specific objective evidence of fair value of one or more undelivered item does not exist, revenue is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

For sales to direct end-users and value-added resellers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. For end-users and value-added resellers, the Company has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell–through.
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
Services include maintenance, training and professional services. In addition to providing unspecified upgrades and enhancements on a when and if available basis, the Company’s maintenance contracts include 24-hour technical support, and hardware repair and replacement parts. Maintenance is offered under renewable contracts. Revenue from maintenance contracts is deferred and is generally recognized ratably over the contractual support period, generally one year. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.
Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2007 and March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
Goodwill and Purchased Intangible Assets
Goodwill is not subject to amortization but is assessed annually, at a minimum, for impairment by applying a fair-value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

Impairment
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Juniper Networks conducted its annual impairment test as of November 1, 2006 and determined that the carrying value of its goodwill was not impaired. There were no events or circumstances from that date through March 31, 2007 that would impact this assessment. Future impairment indicators, including declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require impairment charges to be recorded.
The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments for the three months ended March 31, 2007 and 2006.
Concentrations
Financial instruments that subject Juniper Networks to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Juniper Networks maintains its cash, cash equivalents and available-for-sale investments in fixed income securities with high-quality institutions and only invests in high quality credit instruments. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.
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
The Company relies on sole suppliers for certain of its components such as application-specific integrated circuits (“ASICs”) and custom sheet metal. Additionally, Juniper Networks relies primarily on a limited number of significant independent contract manufacturers for the production of all of its products. The inability of any supplier or manufacturer to fulfill supply requirements of Juniper Networks could negatively impact future operating results.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, an entity may elect to use fair value to measure accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. SFAS 159 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company reported the cumulative effect of applying FIN 48 was a $23.0 million increase to the opening balance of accumulated deficit and a $1.0 million increase to goodwill . See Footnote No. 8 “Income Taxes” for additional information.

Reclassifications
Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.
Note 2. Investments
The following is a summary of the Company’s available-for-sale investments, at fair value (in millions):

	As of
	March 31,	December 31,
	2007	2006
Government securities	$240.8	$310.9
Corporate debt securities	381.0	620.9
Asset-backed securities and equity securities	63.6	85.4
Other	0.7	0.8

Total	$686.1	$1,018.0

Reported as:
Short-term investments	$426.7	$443.9
Long-term investments	259.4	574.1

Total	$686.1	$1,018.0

Note 3. Goodwill and Purchased Intangible Assets
Goodwill
Changes in the Company’s goodwill were as follows (in millions):

Amount
Balance as of December 31, 2006	$3,624.7
Cumulative effect adjustment from adoption of FIN 48 (see Note 8)	1.0
Escrow and other additions to existing goodwill	23.9

Balance as of March 31, 2007	$3,649.6

During the three months ended March 31, 2007, the Company distributed approximately 0.8 million shares of common stock held in an escrow account, with an aggregate fair value of $14.1 million, in connection with the expiration of certain indemnity obligations related to a past acquisition. In addition, the Company paid $9.8 million upon settlement of its acquisition related indemnity obligations, of which $9.4 million was released from its escrow funds.
Purchased Intangible Assets
The following table presents details of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of March 31, 2007:
Technologies and patents	$379.6	$(261.7)	$117.9
Other	68.9	(41.7)	27.2

Total	$448.5	$(303.4)	$145.1

As of December 31, 2006:
Technologies and patents	$379.6	$(242.6)	$137.0
Other	68.9	(36.7)	32.2

Total	$448.5	$(279.3)	$169.2

There were no additions to purchased intangible assets during the three months ended March 31, 2007 and 2006, respectively.

Amortization expense of purchased intangible assets of $24.1 million and $24.6 million were included in operating expenses and cost of product revenue for the three months ended March 31, 2007 and 2006, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Year Ending December 31,	Amount
2007 (remaining nine months)	$67.2
2008	46.2
2009	17.9
2010	4.2
2011	2.0
Thereafter	7.6

Total	$145.1

Note 4. Other Financial Information
Cash, Cash Equivalent and Available-For-Sale Investments
Details of the Company’s cash, cash equivalent and available-for-sale investments are as follows (in millions):

	As of
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$2,037.8	$1,596.3
Short-term investments	426.7	443.9
Long-term investments	259.4	574.1

Total cash, cash equivalents and available-for-sale investments	$2,723.9	$2,614.3

Restricted Cash
As of March 31, 2007 and December 31, 2006, restricted cash of $33.6 million and $45.6 million, respectively, consisted of escrow accounts required by certain acquisitions completed in 2005 and the Directors & Officers (“D&O”) trust. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. During the three months ended March 31, 2007, the Company released $9.4 million from restricted cash for escrow payments associated with past acquisitions. In addition, the Company reduced its restricted cash balance related to D&O and escrow requirements by $2.8 million for the three months ended March 31, 2007.
Minority Equity Investments
As of March 31, 2007 and December 31, 2006, the carrying values of the Company’s minority equity investments in privately held companies were $20.4 million.
Other Short-Term Accrued Liabilities
Details of the Company’s other short-term accrued liabilities are as follows (in millions):

	As of
	March 31,	December 31,
	2007	2006
Accrued warranty	$35.3	$34.8
Income taxes payable	28.8	38.5
Other accrued liabilities	89.8	87.1

Total	$153.9	$160.4

Other Long-Term Accrued Liabilities
Details of the Company’s other long-term accrued liabilities are as follows (in millions):

	As of
	March 31,	December 31,
	2007	2006
Income taxes payable	$28.3	$—
Other accrued liabilities	16.7	17.4

Total	$45.0	$17.4

Warranties
Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$34.8	$35.3
Provisions made during the period	11.7	7.6
Changes in estimates	—	(1.8)
Actual costs incurred during the period	(11.2)	(5.3)

Ending balance	$35.3	$35.8

Reported as:
Short-term	$35.3	$28.4
Long-term	—	7.4

Ending balance	$35.3	$35.8

Deferred Revenue
Details of the Company’s deferred revenue are as follows (in millions):

	As of
	March 31,	December 31,
	2007	2006
Service	$316.8	$282.8
Product	93.4	102.8

Total	$410.2	$385.6

Reported as:
Short-term	$327.7	$312.3
Long-term	82.5	73.3

Total	$410.2	$385.6

Restructuring Charges
Restructuring Accrual
The following table summarizes changes in the Company’s restructuring liabilities (in millions):

	Remaining			Remaining
	liability as of			liability as of
	December 31,	Cash		March 31,
	2006	payments	Adjustment	2007
Restructuring reserves	$1.5	$(0.2)	$—	$1.3

Reported as:
Short-term	$0.9	$(0.1)	$—	$0.8
Long-term	0.6	(0.1)	—	0.5

Total	$1.5	$(0.2)	$—	$1.3

All restructuring reserves as of March 31, 2007 and December 31, 2006 were associated with future facility charges and will be paid over the remaining respective lease term through July 2008. The difference between the actual future rent payments and the restructuring reserves will be recorded as operating expenses when incurred.

Acquisition Related Restructuring Accrual
The following table summarizes changes in the Company’s acquisition related restructuring liabilities (in millions):

	Remaining			Remaining
	liability as of			liability as of
	December 31,	Cash		March 31,
	2006	payments	Adjustment	2007
Facilities	$3.3	$(0.5)	$—	$2.8
Severance, contractual commitments and other charges	0.3	—	—	0.3

Total	$3.6	$(0.5)	$—	$3.1

Reported as:
Short-term	$2.1	$(0.2)	$—	$1.9
Long-term	1.5	(0.3)	—	1.2

Total	$3.6	$(0.5)	$—	$3.1

Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

Three Months
Ended
Month 31, 2007
Balance, December 31, 2006	$(1,532.2)
Cumulative effect of adoption of FIN 48 (see Note 8)	(23.0)
Retirement of common stock (see Note 6)	(29.1)
Net income	66.6

Balance, March 31, 2007	$(1,517.7)

Stock-Based Compensation Expense
Amortization of stock-based compensation was included in the following cost and expense categories (in millions):

	Three Months Ended March 31,
	2007	2006
Cost of revenues — Product	$0.5	$0.5
Cost of revenues — Service	3.1	1.4
Research and development	11.0	10.0
Sales and marketing	7.6	7.6
General and administrative	3.7	3.6

Total	$25.9	$23.1

Other Charges
Other charges recognized consisted of the following (in millions):

	Three Months Ended March 31,
	2007	2006
Acquisition related charges	$0.3	$1.4
Stock option investigation costs	4.7	—
Tax related charges	7.6	—

Total	$12.6	$1.4

In connection with an acquisition completed in 2005, the Company recorded bonus obligation of $0.3 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.

In the first quarter of 2007, the Company incurred $4.7 million in professional fees for the costs of external service providers used in the completion of its internal stock option investigation.
On March 12, 2007, the Company commenced a tender offer to amend certain options granted under the Juniper Networks, Inc. Amended & Restated 1996 Stock Plan and the Juniper Networks, Inc. 2000 Nonstatutory Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A or applicable Canadian tax laws and regulations. In exchange for increasing the strike price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, the Company amended options to purchase 4.3 million shares of the Company’s common stock and committed to make aggregate cash payments of $7.6 million to offer participants. The Company accrued this aggregate cash payment liability in the three months ended March 31, 2007.
Other Comprehensive Income
Other comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Net income	$66.6	$75.8
Change in net unrealized losses on investments	1.3	(1.0)
Change in foreign currency translation adjustment	1.0	0.8

Total comprehensive income	$68.9	$75.6

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
Derivatives used to hedge certain forecasted foreign currency transactions relating to operation expenses are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the condensed consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2007 and 2006, respectively, in other income (expense) in its condensed consolidated statements of operations.
Note 5. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$66.6	$75.8

Denominator:
Denominator for basic net income per share	569.4	566.0
Common stock equivalents from convertible debt	19.9	19.9
Common stock equivalents from employee stock awards	15.6	17.7

Denominator for diluted net income per share	604.9	603.6

Net income per share:
Basic	$0.12	$0.13

Diluted	$0.11	$0.13

Employee stock awards to purchase approximately 50,953,956 and 46,226,139 shares of the Company’s common stock in the three months ended March 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of those stock awards were greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.
Note 6. Stockholders’ Equity
Stock Repurchase Activities
In July 2006, the Company’s Board approved a new stock repurchase program (“2006 Stock Repurchase Program”) authorizing the Company to repurchase up to $1.0 billion of Juniper Networks’ common stock under this program. In February 2007, the Company’s Board approved an increase of $1.0 billion under this stock repurchase program. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company is now authorized to repurchase up to a total of $2.0 billion of its common stock under the 2006 Stock Repurchase Program. Purchases under the 2006 Stock Repurchase Program will be made from time to time as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at the time. This program may be discontinued at any time. During the three months ended March 31, 2007, the Company repurchased 1,520,900 shares of common stock via open market purchases at an average price of $19.16 per share. The total purchase price of $29.1 million was reflected as an increase to accumulated deficits. Common stock repurchases under the program were recorded for accounting purposes based upon the settlement date of the applicable trade. Subsequent to March 31, 2007, the Company repurchased an additional 14.9 million shares of common stock for total purchase price of $320.3 million at an average price of $21.43 per share. As of the filing of this report, the 2006 Stock Repurchase Program had remaining authorized funds of $1,650.6 million and a total of 16.5 million common shares had been repurchased and retired since the inception of this program, for approximately $349.4 million at an average price of $21.22 per share.
In the three months ended March 31, 2006, the Company repurchased 10.1 million common shares at an average price of $18.51 per share as part of the $250.0 million stock repurchase program approved in July 2004 (“2004 Stock Repurchase Program”). The Company has completed the 2004 Stock Repurchase Program and repurchased a total of 12.9 million common shares since the inception of the program, for approximately $250.0 million at an average price of $19.32 per share. All common shares repurchased under this program have been retired.
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

The 1996 Plan also provided for the sale of restricted shares of common stock or RSUs to employees and consultants. Shares issued to consultants were for the fair value of services previously rendered and were not contingent upon future events. Shares sold to employees were made pursuant to restricted stock purchase agreements containing provisions established by the Board or a committee authorized by the Board. These provisions give Juniper Networks the right to repurchase the shares at the original sales price upon termination of the employee. This right expires at a rate determined by the Board, generally at the rate of 25% after one year and 2.0833% per month thereafter. As of March 31, 2007, there were no shares subject to repurchase under the 1996 Plan.
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
The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the 1996 Plan and 2000 Plan that subsequently expired unexercised after May 18, 2006 up to a maximum of 75,000,000 additional shares of the common stock. Restricted stock, performance share award, or RSUs with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant shall be counted as two and one-tenth shares for every one share subject to the award. In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes.
To the extent a 2006 Plan award is settled in cash rather than stock, such cash payment shall not reduce the number of shares available for issuance under the 2006 Plan. No restricted stock, stock appreciation right, deferred stock unit or dividend equivalent had been issued as of March 31, 2007. The Company had issued stock options and RSUs covering 15.6 million and 2.7 million shares of common stock, respectively, under the 2006 Plan as of March 31, 2007. In the first quarter of 2007, the Board also granted performance share awards to eligible executives covering an aggregate of up to 0.7 million shares of common stock that vest in 2010 provided certain annual performance targets and other vesting criteria are met.
Incentive stock options may not be granted at an exercise price less than the fair market value of the Company’s common stock on the date such option is granted. The exercise price of an incentive stock option granted to a 10% or greater stockholder may not be less than 110% of the fair market value of the common stock on the grant date. Vesting and exercise provisions are determined by the Board, or an authorized committee of the Board. Stock options granted under the 2006 Plan generally vest and become exercisable over a four year period. Restricted stock, performance shares, RSUs or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three year anniversary of the grant date. In the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one year anniversary of the grant date. Options granted under the 2006 Plan have a maximum term of seven years from the grant date while incentive stock options granted to a 10% or greater stockholder have a maximum term of five years from the grant date.

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
Plans Assumed Upon Acquisition
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, reserved the appropriate number of shares of common stock for issuance pursuant to those options. As of March 31, 2007, there were approximately 7,796,000 shares subject to options outstanding under plans assumed through past acquisitions. There were no restricted stock repurchases during the first quarter of 2007. No restricted shares were subject to repurchase as of March 31, 2007.
Stock Award Activities
In the first quarter of 2007, the Company granted RSUs covering 2.0 million shares of common stock to its employees under the 2006 Plan. Such awards generally vest over a period of three or four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the RSUs are not considered issued and outstanding. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. In addition to RSUs, the Company also granted employee stock options covering 9.0 million shares of common stock under the 2006 Plan in the first quarter of 2007. No restricted stock was issued in the three months ended March 31, 2007 and 2006.
Net income for the three months ended March 31, 2007 included pre-tax stock-based compensation expense of $25.9 million related to employee stock options, RSUs, and performance share awards reflecting the fair value recognition provisions under SFAS 123R. Net income for the three months ended March 31, 2006 included pre-tax stock-based compensation expense of $23.1 million related to employee stock options, RSUs and employee stock purchases under the Company’s Employee Stock Purchase Plan reflecting the fair value recognition provisions under SFAS 123R.
A summary of the Company’s stock award activity and related information for the three-months ended March 31, 2007 is set forth in the following table:

		Outstanding Options(4)
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2007	60,542	82,092	$18.66
RSUs and performance share awards granted(2)	(4,161)	—	—
Options granted	(9,047)	9,047	18.61
RSUs canceled	31	—	—
Options canceled(3)	810	(890)	17.71
Options exercised	—	(1,915)	10.51
Options expired(3)	1,051	(1,082)	23.34

Balance at March 31, 2007	49,226	87,252	$18.79	5.9	$329,056

(1)	Shares available for grant under the 1996 Plan, the 2000 Plan and the 2006 Plan, as applicable.

(2)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted as two and one-tenth shares of common stock for each share subject to such award. The Company granted RSUs and performance share awards covering 2.0 million shares of common stock in the three months ended March 31, 2007.

(3)	Canceled or expired options under the 1996 Plan and the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(4)	In addition to the outstanding options covering 87.3 million shares of common stock, the Company had RSUs and performance share awards covering 5.1 million shares of common stock outstanding as of March 31, 2007, with an aggregate intrinsic value of $100.4 million and a weighted average remaining contractual life of 1.9 years. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the reporting period, which was $19.68 as of March 31, 2007, and the exercise price multiplied by the number of related RSUs.
A summary of the Company’s vested or expected-to-vest options and exercisable options as of March 31, 2007 is set forth in the following table:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	81,781	$18.83	5.9	$318,800
Exercisable options	62,981	19.06	5.6	280,588
As of March 31, 2007, options covering approximately 63 million shares of common stock were exercisable at a weighted average exercise price of $19.06 per option. As of March 31, 2006, options covering approximately 65 million shares of common stock were exercisable at a weighted average exercise price of $18.88 per option.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $19.68 as of March 31, 2007, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $16.4 million for the three months ended March 31, 2007.
Total fair value of options that vested during the three months ended March 31, 2007 was $26.2 million. As of March 31, 2007, approximately $155 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3 years. Approximately $39.5 million of the total unrecognized compensation cost is estimated to be forfeited prior to the vesting of such awards and has been excluded from the preceding cost.
Restricted Stock Units Activities
The following schedule summarizes information about the Company’s RSUs as of March 31, 2007:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Shares subject to outstanding RSUs	5,102	$—	1.9	$100,419
Vested and expected to vest RSUs	3,702	—	1.8	72,850
None of the outstanding RSUs were vested or exercisable as of March 31, 2007. The shares subject to these outstanding RSUs has been deducted from the shares available for grant under the Company’s stock option plans. RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted as two and one-tenth shares of common stock for each share subject to such award. The weighted average grant date fair value of restricted stock units granted during the first three months of 2007 and 2006 was $18.46 and $18.96, respectively. As of March 31, 2007, approximately $69 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 2.8 years. Approximately $20 million of the total unrecognized compensation cost is estimated to be forfeited prior to the vesting of such awards.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the applicable offering period. On December 16, 2005, the Board amended the Company’s ESPP to eliminate the ability of a participant under the ESPP to increase the rate of each employee’s payroll deductions during any offering period (as defined in the ESPP). This change was effective beginning with the offering period commencing on February 1, 2006. The Company had suspended its employee payroll withholdings for the purchase of its common stock under the ESPP offering period from August 2006 through January 31, 2007. In January 2007, the Board of Directors approved a delay of the start of next offering period from February 1, 2007 to April 1, 2007 (such offering period will end on July 31, 2007). No pre-tax compensation expense was recorded in the first three months of 2007 related to the stock issued under ESPP due to the temporary suspension of the plan. As of March 31, 2007, approximately 6,490,500 shares had been issued and 11,509,510 shares remained available for future issuance under the ESPP.
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
Since 2006, the Company has granted stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant. As a result, the expected term assumption used in the first three months of 2007 and 2006 reflected the shorter contractual life of the new option awards granted during the period.
The assumptions used and the resulting estimates of weighted-average fair value per share of awards granted and employee stock purchases under the ESPP during those periods were:

	Three Months Ended March 31,
	2007	2006
Employee Stock Options:
Volatility factor	40%	39%
Risk-free interest rate	4.6%	4.6%
Expected life (years)	3.7	3.5
Dividend yield	—	—
Weighted-average fair value per share	$6.6	$6.4

Employee Stock Purchase Plan:
Volatility factor	—	33%
Risk-free interest rate	—	3.7%
Expected life (years)	—	0.5
Dividend yield	—	—
Weighted-average fair value per share	$—	$5.9

Extension of Stock Option Exercise Periods for Former Employees
The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). During the three months ended March 31, 2007, options covering approximately 660,000 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction. The Company extended the expiration date of these stock options to April 9, 2007, the end of a 30–day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, the fair value of such stock options have been reclassified to current liabilities subsequent to the modification and are subject to mark-to-market provisions at the end of each reporting period until the earlier of final settlement or April 9, 2007. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded approximately $4.3 million during the three months ended March 31, 2007. In addition, the Company also recorded $4.4 million associated with the approximately 1,446,000 shares covered by such options which had exercise periods extended in 2006 as a result of the trading black-out period restriction. As of March 31, 2007, the Company had an aggregate fair value of approximately $2.8 million within current liabilities in connection with all of such extended options. Any changes to the fair values of these options between April 1, 2007 and final settlement or expiration on April 9, 2007 will be expensed in the Company’s condensed consolidated statements of operations in the second quarter of 2007.
Note 7. Operating Segments
The Company’s chief operating decision maker (“CODM”) and senior management team (together “management”) allocate resources and assess performance based on financial information by categories of products and by service.
The Infrastructure segment includes products from the E-, M- and T-series router product families as well as the circuit-to-packet products and SBC products. The SLT segment consists primarily of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer (“SSL”) VPN appliances, intrusion detection and prevention appliances (“IDP”), application front end platforms, the J-series router product family, Odyssey products and wide area network (“WAN”) optimization platforms. Prior to 2007, the SLT segment included security products and application acceleration reporting units. Beginning in 2007, the Company no longer segregates the two reporting units within the SLT segment. The Service segment delivers world-wide services to customers of the Infrastructure and the SLT segments.
The primary financial measure used by the management in assessing performance and allocating resources to the segments is management operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs, such as standard costs, research and development and product marketing expenses, are generally applied directly to each operating segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each operating segment based on factors including headcount and revenue.
Financial information for each operating segment used by management to make financial decisions and allocate resources is summarized as follows (in millions):

	Three Months Ended March 31,
	2007	2006*
Net revenues:
Infrastructure	$385.2	$363.0
Service Layer Technologies	124.5	111.1
Service	117.2	92.6

Total net revenues	626.9	566.7

Operating income:
Management operating income:
Infrastructure	101.5	119.1
Service Layer Technologies	(8.3)	(3.8)
Service	29.9	24.7

Total management operating income	123.1	140.0
Amortization of purchased intangible assets	(24.1)	(24.6)
Stock-based compensation expense	(25.9)	(23.1)
Other charges	(12.6)	(1.4)

Total operating income	60.5	90.9
Interest and other income	34.0	20.8
Interest and other expense	(1.1)	(1.1)

Income before income taxes	$93.4	$110.6

*	Prior period amounts have been reclassified to conform to the current year presentation.

The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenue by geographic region (in millions):

	Three Months Ended March 31,
	2007	2006
Americas:
United States	$279.5	$241.1
Other	15.9	19.0

Total Americas	295.4	260.1
Europe, Middle East and Africa	209.4	201.8
Asia Pacific	122.1	104.8

Total	$626.9	$566.7

Siemens and Verizon individually accounted for 12% and 16% of the Company’s net revenues for the three months ended March 31, 2007, respectively. Siemens and Lucent individually accounted for 15% and 10% of the Company’s net revenues for the three months ended March 31, 2006, respectively. The revenue attributed to each significant customer was derived from the sale of products and services in all three operating segments.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of March 31, 2007 and December 31, 2006.
Note 8. Income Taxes
The Company recorded tax provisions of $26.8 million and $34.8 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s effective tax rate was approximately 29% and 32% for the three months ended March 31, 2007 and 2006, respectively. The 2007 rate differs from the federal statutory rate primarily due to income earned in foreign jurisdictions which are subject to lower rates and research and development credits in the United States. The 2007 rate differs from the 2006 rate primarily due to the extension of the federal research and development credit, which did not occur until the fourth quarter of 2006. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. This benefit totaled $2.3 million for the three months ended March 31, 2007 and was reflected as an increase to additional paid-in capital.
The Company adopted the provisions of FIN 48, on January 1, 2007, the first day of fiscal 2007. The cumulative effect of applying FIN 48 was a $23.0 million increase to the opening balance of accumulated deficit and a $1.0 million increase to goodwill. The total amount of gross unrecognized tax benefits as of March 31, 2007 was $90.0 million. Included in the balance as of March 31, 2007 were approximately $75 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would affect goodwill for resolution of uncertain tax positions related to pre-acquisition periods. With the exception of the Internal Revenue Service’s (“IRS”) audit of our 1999 — 2000 federal income tax returns referenced below, the Company currently is not under examination by any major jurisdictions in which the Company files its income tax returns. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefit position related to the IRS audit referenced below may change within the next 12 months. However, an estimate of the range of possible change cannot be made at this time.
In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest expense and penalties of $4.1 million as of the date of adoption of FIN 48.

The change in total gross unrecognized tax benefits for the three months ended March 31, 2007 and the interest and penalties incurred for the same period were immaterial.
The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland, Hong Kong, U.K. France, Germany, The Netherlands, Japan, China, Australia, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.
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
In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns were examined for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company agreed to settle this issue with the IRS through the appeals process for approximately $2.7 million, and the Company had fully accrued for this liability in its condensed consolidated balance sheet as of March 31, 2007. The Company expects to make the payment in the second quarter of 2007.
Note 9. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of March 31, 2007 (in millions):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases, net of committed subleases	$175.4	$31.4	$35.0	$28.1	$25.5	$21.9	$33.5
Senior Notes	399.9	—	399.9	—	—	—	—
Purchase Commitments	112.2	112.2	—	—	—	—	—
Other Contractual Obligations	22.0	12.0	5.0	5.0	—	—	—

Total	$709.5	$155.6	$439.9	$33.1	$25.5	$21.9	$33.5

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2016. Future minimum payments under the non-cancelable operating leases, net of committed subleases, totaled $175.4 million as of March 31, 2007. Rent and related expenses paid to a related party was $1.0 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.
Senior Notes
As of March 31, 2007, the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes”) had a carrying value of $399.9 million. The Senior Notes are due on June 15, 2008.
Purchase Commitments
The Company does not have firm purchase commitments with its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $112.2 million as of March 31, 2007, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to Juniper Networks’ agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers or its forecast. The Company may incur a liability for products built by the contract manufacturer if the components go unused for specified periods of time and, in the meantime, the Company may be assessed carrying charges. As of March 31, 2007, the Company had accrued $21.7 million based on its estimate of such charges.

Other Contractual Obligations
As of March 31, 2007, other contractual obligations consisted primarily of the escrow amount of $10.4 million in connection with past acquisitions for indemnity obligations expiring in 2007. Earn-out and bonus obligations of $1.6 million may be payable to certain former employees of acquired companies through the fourth quarter of 2007 and, to the extent paid, will be recorded as compensation expense ratably over the periods in which the payouts are measured. The Company had accrued $0.8 million for its earn-out and bonus obligations as of March 31, 2007.
In the three months ended March 31, 2007, the Company entered into an agreement to purchase time-based technology subscription licenses of certain software products. In connection with this licensing agreement, the Company will pay $5.0 million in January 2008 and another $5.0 million in January 2009 in addition to the prepaid amount as of March 31, 2007. The total cost of this licensing agreement will be amortized ratably over the subscription period.
As of March 31, 2007, the Company had $28.3 million of long-term liabilities in its condensed consolidated balance sheet for unrecognized tax positions. However, the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
Guarantees
The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product performance and standby letters of credits for certain lease facilities. The Company has not recorded a liability related to these guarantee and indemnification provisions and its guarantees and indemnification arrangements have not had any significant impact on the Company’s financial position, results of operations, or cash flows.
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
Stock Option Lawsuits
Federal Derivative Lawsuits
Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The lawsuits allege that the Company’s officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserts causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demands an accounting and rescission of allegedly improper stock option grants. Defendants’ response to the consolidated complaint is due on May 29, 2007.
State Derivative Lawsuits — California
On May 24 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from illicit stock options. Pursuant to a stipulation between the parties dated April 9, 2007, which is subject to court approval, Defendants’ response to the amended consolidated complaint is due on May 24, 2007.
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of its current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001 through and including August 10, 2006.
Calamore Proxy Statement Action
On March 28, 2007 an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of its current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder.
Other Matters
IPO Allocation Case
In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), Juniper Networks and certain of Juniper Networks’ officers. This action was brought on behalf of purchasers of the Company’s common stock in its initial public offering in June 1999 and its secondary offering in September 1999.
Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and the Company’s subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.
In June 2004, a stipulation for the settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants (including the Company). In exchange for this dismissal, Directors and Officers insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the Court confirmed preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in the case against the Company, which along with five other issuers, was selected as a test case by the underwriter defendants and plaintiffs in the coordinated proceeding. It is unclear what impact this will have on the settlement and the case against the Company.
Toshiba Patent Infringement Litigation
On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringed several Toshiba patents, and seeking an injunction and unspecified damages. A Markman hearing was held in April 2006, and a ruling favorable to the Company was issued on June 28, 2006. Toshiba stipulated to non-infringement of the asserted patents and filed a notice of appeal with the Court of Appeals for the Federal Circuit. The Delaware court has removed the trial, previously scheduled for August 2006, from its calendar, pending resolution of the appeal. The Company expects the appeal will not be heard before July 2007. The trial is no longer on the Delaware court’s calendar.
IRS Notices of Proposed Adjustments
The IRS has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company is also under routine examination by certain state and non-US tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.
In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns were examined for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company agreed to settle this issue with the IRS through the appeals process for approximately $2.7 million, and had fully accrued for this liability in its financial statements as of March 31, 2007. The Company expects to make the payment in the second quarter of 2007.
Note 10. Related Party Transactions
The Company reimburses its CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. The Company incurred $0.1 million in related expenses in each of the three months ended March 31, 2007, and 2006.

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
The following discussion is based upon our Condensed Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Overview of the Results of Operations
Executive Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to aid readers of our financial statements in understanding our operating results for the three months ended March 31, 2007 and 2006. We have provided below an overview of the significant events and an analysis of the nature of our revenues and operating expenses in the current quarter and comparable period in the prior year.
•	Our net revenues for the three months ended March 31, 2007 were $626.9 million an increase of 11% from the same period in 2006. Our Infrastructure products revenue increased 6%, Service Layer Technologies (“SLT”) product revenue increased 12% and service revenue increased 27%, in each case compared to the comparable three month period in 2006. Our increases in revenues were attributable to the growing acceptance of our router and security products and services, and the timing of product revenue recognition on certain arrangements. We see continued acceptance of our newer products, particularly our E320, M120, SSG and ISG products. We had our first shipment of MX routers in the first quarter of 2007. Deferred product revenues decreased $9.4 million in the three months ended March 31, 2007 primarily due to the recognition of revenues related to product shipments to one customer that were deferred in 2006, partially offset by product revenue deferrals in the first quarter of 2007. Our deferred service revenue increased $34.0 million in the three months ended March 31, 2007 primarily due to the renewal of annual maintenance arrangements.

•	Our gross margin rate decreased 1% to 66% in the three months ended March 31, 2007 compared to 67% in the comparable period in 2006. This change is, in large part, due to the mix of products sold in the current period compared to the same period in the prior year.

•	Operating income decreased $30.4 million while net income decreased $9.1 million in the first quarter of 2007 compared to the first quarter of 2006 primarily because we invested heavily in research and development efforts and expanded our existing service provider and enterprise sale force. The increased research and development expense was a direct result of our desire to accelerate feature development on existing products and continued expansion of our product portfolio. Additionally, we completed our stock option investigation. In the three months ended March 31, 2007, we recorded stock option investigation costs of $4.7 million and recognized related tax expenses of $7.6 million in additional expenses.

•	Additionally, we expanded our share repurchase program as the Board of Directors approved an additional $1.0 billion of share repurchases in February 2007, bringing the total authorized amount under this program to $2.0 billion. We repurchased approximately 1.5 million shares in the first quarter of 2007 at an average purchase price of $19.16 for an aggregate purchase price of $29.1 million. We will seek to make additional purchases in the future as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
Business Overview
We design and sell hardware and software products and services that together provide our customers with secure and assured Internet Protocol (“IP”) networking solutions. Our purpose-built, high performance IP platforms enable customers to support many different networking and security services and applications at scale. Service providers, enterprises, governments and research and education institutions worldwide rely on us to deliver products for building networks that are tailored to the specific needs of their users, services and applications. Our portfolio of networking and security solutions supports the complex scale, security and performance requirements of many of the world’s most demanding networks. We sell our products and services through our direct sales organization, value-added resellers and distributors to end-users in the service provider and enterprise markets. Our operations are organized into the following three operating segments:
•	Infrastructure: Our Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. This control is made more important due to the increasing size and complexity of IP networks at a time when service providers are looking to differentiate their organizations through value-added service offerings. In addition we announced a portfolio of Session and Resource Control (“SRC”) solutions for setting and controlling network policy. These products provide the intelligence service providers need to help ensure a high quality user experience for multi-play and mobile services. Customers continued to demand scalable and reliable policy control solutions which we provide through our IP infrastructure solutions.

•	SLT: Our SLT segment offers solutions that meet a broad array of our customer’s critical information management needs. Our products help to enable customers in protecting their information network, protecting data on the network, maximizing existing bandwidth and accelerating applications across a distributed network. Our secure networking solutions empower customers to convert commoditized, best effort networks, into market differentiated, value-added services with increased reliability and security to end users.

•	Service: Our Service segment delivers world-wide technical support, professional and educational services to customers of the Infrastructure and SLT segments. During the first quarter of 2007, we focused on continued product innovation in the core and edge router markets and expanded our product offerings. We emphasized our focus on customer services to better meet our customers’ needs.
Of the total net revenue for the first quarter of 2007, Infrastructure represented 61% of revenue, SLT represented 20% of revenue and Services comprised the remaining 19% of revenue. From a geographic perspective, the Americas region represented 47% of the total revenue Europe, Middle East and Africa (EMEA) contributed 33% and the remaining 20% of revenue was generated in the Asia Pacific (APAC) region.
Stock Repurchase Activity
In the three months ended March 31, 2007, we repurchased and retired 1.5 million common shares at an average price of $19.16 per share for a total of $29.1 million as part of our common stock repurchase program. We have continued to purchase shares under this program subsequent to March 31, 2007. As of the filing of this report, our 2006 Stock Repurchase Program had remaining authorized funds of $1,650.6 million and a total of 16.5 million common shares had been repurchased and retired since the inception of this program, for approximately $349.4 million at an average price of $21.22 per share.
Stock Option Investigation and Tender Offer
In the first quarter of 2007, we completed the restatement of our historical financial statements as a result of our independent stock option investigation and review of historical stock compensation practices. In addition, we regained compliance with listing standards of the NASDAQ Global Select Market. We recorded $4.7 million in expense during the three months ended March 31, 2007 in connection with this stock option investigation.

On March 12, 2007, we commenced a tender offer to amend certain options granted under the Juniper Networks, Inc. Amended & Restated 1996 Stock Plan and the Juniper Networks, Inc. 2000 Nonstatutory Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by us for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A or Canadian tax laws and regulations. In exchange for increasing the strike price of these options, we committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, we amended options to purchase 4.3 million shares of our common stock and committed to make aggregate cash payments of $7.6 million to offer participants. We accrued this aggregate payment liability in the first quarter of 2007.
Adoption of FIN 48
We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The cumulative effect of applying FIN 48 was a $23.0 million increase to the opening balance of accumulated deficit and a $1.0 million increase to goodwill.
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
Nature of Expenses
We have continued to expand our extensive distribution channel in an effort to target new customers and increase sales. We have made substantial investments in our distribution channel and customer service offerings.
Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our costs of revenues consist of payments to our independent contract manufacturers for the standard product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Key controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities primarily in Canada, China, Malaysia, and the United States. We generally do not own the components and title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment.
The contract manufacturers procure components based on our build forecasts. If actual component usage is lower than our forecasts, we may be and have been in the past, liable for carrying or obsolete material charges.
Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. These costs include items such as wages, stock-based compensation, commissions, bonuses, vacation, benefits, travel and the related facility and information technology department costs. We increased our headcount to 5,099 employees as of March 31, 2007 from 4,164 employees as of March 31, 2006 due primarily to increases in research and development, sales and customer service activities.
Facility and information technology departmental costs are allocated to other departments based on factors including headcount and revenue. These departmental costs have increased in each of the last two years due to increases in headcount and facility leases resulting from acquisitions and additional internal systems to support our growth. Our capital spending increased by $14.1 million in the three months ended March 31, 2007 compared to the same period in 2006 due to the continued building of our domestic and international development and test centers and applications to support our internal operations. We expect our capital spending to increase in the future.

Research and development expenses include costs of developing our products from components to prototypes to finished products, outside services for services such as certifications of new products and expenditures associated with equipment used for testing. Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred. We plan to increase our investment in research and development efforts throughout 2007 in order to further advance our competitive advantage and broaden our product offering.
Sales and marketing expenses include costs for building customer relationships, promoting our products and services, demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We plan to continue to develop our distribution channel in 2007 in an effort to expand and grow our presence in new markets, serving both private and public networks with a full portfolio of networking products.
General and administrative expenses include professional fees, bad debt provisions, leadership development and other corporate expenses. Professional fees include accounting, audit, legal, tax and certain corporate strategic services.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the financial statements and the reported amounts of net revenue, costs and expenses in the reporting period. We regularly evaluate our estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future operating results will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
•	Revenue Recognition;

•	Allowance for Doubtful Accounts;

•	Purchase Commitments;

•	Warranty Reserve;

•	Goodwill and Purchased Intangible Assets;

•	Stock-Based Compensation;

•	Income Taxes;

•	Litigation and Settlement Costs; and

•	Loss Contingencies.
We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN 48.

Management believes that there have been no other significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Condensed Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Net Revenues
The following table shows product and service net revenues (dollars in millions):

	Three Months Ended March 31,
		% of Net		% of Net		%
	2007	Revenues	2006	Revenues	$ Change	Change
Net revenues:
Product	$509.8	81%	$474.1	84%	$35.7	8%
Service	117.1	19%	92.6	16%	24.5	27%

Total net revenues	$626.9	100%	$566.7	100%	$60.2	11%

Net Product Revenues
Net product revenues increased $35.7 million or 8% in the three months ended March 31, 2007 compared to the same period in 2006 primarily as a result of continued acceptance of our product portfolio by both enterprise and service provider customers. We continued to support service provider customers as they transition to next generation network (“NGN”) infrastructures. In addition, we were able to provide scalable solutions for our customers that are providing services to support increasing demands for bandwidth. We also continued to enable enterprise customers to redesign their networks and increase performance, security and meet government mandates. The increases were also due to the recognition of revenues related to product shipments to one customer that were deferred in 2006, partially offset by product revenues deferred in the first quarter of 2007.
Infrastructure product revenues were $385.2 million for the three months ended March 31, 2007, a $22.2 million increase compared to the same period in 2006. SLT product revenues were $124.5 million for the three months ended March 31, 2007, a $13.4 million increase compared to the same period in 2006. An analysis of the change in revenue by Infrastructure and SLT segments and the change in product units, can be found below in the section titled “Segment Information.”
Net Service Revenues
Net service revenues were $117.1 million in the three months ended March 31, 2007, an increase of $24.6 million compared to the same period in 2006, which was primarily due to an increase in our installed base of customers. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts for support service. In addition to service contracts, we also provide educational services and other professional services.

Total Net Revenues
The following table shows the total net revenues by geographic region (dollars in millions):

	Three Months Ended March 31,
		% of Net		% of Net		%
	2007	Revenues	2006	Revenues	$ Change	Change
Americas:
United States	$279.5	45%	$241.1	43%	$38.4	16%
Other	15.9	2%	19.0	3%	(3.1)	(16%)

Total Americas	295.4	47%	260.1	46%	35.3	14%
Europe, Middle East, and Africa (EMEA)	209.4	33%	201.8	36%	7.6	4%
Asia Pacific	122.1	20%	104.8	18%	17.3	17%

Total	$626.9	100%	$566.7	100%	$60.2	—

Net revenue in the Americas region as a percentage of total net revenue increased in the first three months of 2007 compared to the same period in 2006 primarily due to increased sales of our core routers to the service provider market in the United States as our customers continued to focus on increasing network performance, reliability and scale. Net revenue in EMEA increased in the first three months of 2007 compared to the same period in 2006 primarily due to strength across the region driven by the IPTV demands and NGN build-outs. Net revenue in EMEA as a percentage of total net revenue decreased in the 2007 period compared to the 2006 period due to the relative strength in the Americas and Asia Pacific regions. Net revenue in Asia Pacific countries increased, in absolute dollars and as a percentage of net revenue, in the first three months of 2007 compared to the same period in 2006 primarily due to growth in India and Korea with additional strength in Australia, Singapore and Vietnam.
Siemens and Verizon each accounted for greater than 10% of our net revenues during the three months ended March 31, 2007. Siemens and Lucent each accounted for greater than 10% of our net revenues during the same period in 2006.
Cost of Revenues
The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (dollars in millions):

	Three Months Ended March 31,
						% GM
	2007	GM %	2006	GM %	$ Change	Change
Cost of revenues:
Product	$154.9	70%	$140.9	70%	$14.0	—
Service	57.2	51%	44.0	53%	13.2	(2%)

Total cost of revenues	$212.1	66%	$184.9	67%	$27.2	(1%)

Cost of product revenues increased $14.0 million in the three months ended March 31, 2007 compared to the same period in 2006, while product gross margin remained at 70%. The increase in absolute dollars was primarily due to higher standard costs corresponding to our increases in product revenues. As we have expanded our market share and entered more markets, we have continued to experience increased competition. However, our product revenues and product gross margin increased in absolute dollars and our product gross margins percentage have remained relatively steady compared to the year-ago period. Product gross margin remained unchanged primarily due to product mix and our focusing on reducing manufacturing costs. Despite the increased complexity of our products and the administrative costs associated with additional contract manufacturers, our product gross margin remained steady as we benefited from reduced costs by moving a substantial portion of our contract manufacturing from North America to China. As of March 31, 2007 and 2006, we employed 161 and 140 people, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
Cost of service revenues increased $13.2 million in the three months ended March 31, 2007 from the comparable period in 2006 while service gross margin declined by two percentage point in the 2007 period. The increase in cost of service revenues was due to our effort to grow the customer service business and add infrastructure in order to create a world-class customer service operation and match the services offered by our competitors. Expense allocated to cost of service increased in the connection with the growth of service business as a portion of our overall operations.

Operating Expenses
The following table shows operating expenses (dollars in millions):

	Three Months Ended March 31,
		% of Net		% of Net
	2007	Revenues	2006	Revenues	$ Change	% Change
Research and development	$141.1	23%	$113.7	20%	$27.4	24%
Sales and marketing	150.7	24%	129.4	23%	21.3	16%
General and administrative	27.3	4%	23.1	4%	4.2	18%
Amortization of purchased intangible assets	22.7	4%	23.2	4%	(0.5)	(2%)
Other charges	12.6	2%	1.4	—	11.2	800%
Research and development expenses increased $27.4 million in the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. Research and development expenses primarily consist of personnel related expenses, support costs, equipment costs and stock-based compensation expense. Personnel related charges, consisting of salaries, bonus, and fringe benefits expenses, increased $17.5 million due to an increase in headcount, from 1,707 to 2,210 people in the engineering organization to support product innovation intended to capture anticipated future network infrastructure growth and opportunities in the enterprise market. Additionally, facilities, information technology, depreciation and equipment expenses increased $9.6 million to support these engineering efforts.
Sales and marketing expenses increased $21.3 million in the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily due to increases in personnel related expenses and marketing expenses. Personnel related charges, consisting of salaries, commissions, bonus, and fringe benefits expenses, increased $19.2 million due to an increase in headcount, from 1,452 to 1,633 people in our worldwide sales and marketing organizations. Included in the personnel changes was an increase in commission expense of $8.1 million for the three months ended March 31, 2007 compared to the same period in 2006 due to our investments in enterprise and service provider sales forces. We also increased our investment in corporate and channel marketing efforts from prior year. As our sales force grew, we also increased our allocation of IT and facilities to the sales and marketing groups which accounted for $1.9 million of the increase in the three months ended March 31, 2007 compared to the same 2006 period.
General and administrative expenses increased $4.2 million in the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily due to an increase in personnel related expenses and outside professional services. Personnel related charges, consisting of salaries, bonus, and fringe benefits expenses, increased $1.9 million in the three months ended March 31, 2007 compared to same 2006 period due to an increase in headcount in our worldwide general and administrative functions, from 214 to 253 people to support the overall growth in the business. Outside professional service fees increased $2.3 million in the 2007 period compared to the 2006 period as a result of increased management consulting fees, increased costs related to settlement of litigation, and increased executive search fees.
Other charges include the costs of external service providers used in the completion of our internal stock option investigation, which totaled $4.7 million, and related tax costs associated with our tender offer to amend the exercise price of certain options, which totaled $7.6 million, in the three months ended March 31, 2007. The remaining charges primarily consist of compensation expense related to acquisitions. We recognized $0.3 million and $1.4 million in the three months ended March 31, 2007 and 2006, respectively, pertaining to the accrual of acquisition related bonus and earn-out payments.
Interest and Other Income, Interest and Other Expense and Income Tax Provisions
The following table shows other income, other expenses and income tax expense (dollars in millions):

	Three Months Ended March 31,
		% of Net		% of Net
	2007	Revenues	2006	Revenues	$ Change	% Change
Interest and other income	$34.0	5%	$20.8	4%	$13.2	64%
Interest and other expenses	(1.1)	—	(1.1)	—	—	—
Income tax provisions	26.8	4%	34.8	6%	(8.0)	(23%)

Interest and other income increased by $13.2 million in the three months ended March 31, 2007 compared to the same period in 2006 as a result of higher cash, cash equivalents and investment balances, as well as slightly higher interest rates, compared to a year ago.
Interest and other expenses were consistent during the three months ended March 31, 2007 compared to the same period in 2006. Other interest and expenses include debt issuance cost amortization, foreign exchange losses and other expenses such as bank fees.
We recorded tax expense of $26.8 million and $34.8 million for the three months ended March 31, 2007 and 2006, respectively. Our effective tax rate was 29% in the current period compared to 32% in the comparable period in 2006. The decrease is primarily due to the use of R&D tax credits and recognition of the benefit of other charges in the current period.
Segment Information
A description of the products and services for each segment can be found in Note 7 to the accompanying Condensed Consolidated Financial Statements.
Financial information for each operating segment used by management to make financial decisions and allocate resources is as follows (dollars in millions):

	Three Months Ended March 31,
		% of Net		% of Net		% Point
	2007	Revenues	2006*	Revenues	$ Change	Change
Net Revenues:
Infrastructure	$385.2	61%	$363.0	64%	$22.2	(3%)
Service Layer Technologies	124.5	20%	111.1	20%	13.4	—
Service	117.2	19%	92.6	16%	24.6	3%

Total net revenues	626.9	100%	566.7	100%	60.2	—
Operating income:
Management operating income:
Infrastructure	101.5	16%	119.1	21%	(17.6)	(5%)
Service Layer Technologies	(8.3)	(1%)	(3.8)	(1%)	(4.5)	—
Service	29.9	5%	24.7	4%	5.2	1%

Total management operating income	123.1	20%	140.0	24%	(16.9)	(4%)
Amortization of purchased intangible assets	(24.1)	(4%)	(24.6)	(4%)	0.5	—
Stock-based compensation expense	(25.9)	(4%)	(23.1)	(4%)	(2.8)	—
Other charges	(12.6)	(2%)	(1.4)	—	(11.2)	(2%)

Total operating income	60.5	10%	90.9	16%	(30.4)	(6%)
Interest and other income	34.0	5%	20.8	4%	13.2	1%
Interest and other expense	(1.1)	—	(1.1)	—	—	—

Income before income taxes	$93.4	15%	$110.6	20%	$(17.2)	(5%)

*	Prior period information has been revised for comparative purposes.
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

	Three Months Ended March 31,
	2007	2006	Increase	% Change
Infrastructure chassis revenue units	2,487	2,336	151	6%
Infrastructure ports shipped	41,607	35,879	5,728	16%

Infrastructure product revenue increased $22.2 million to $385.2 million in three months ended March 31, 2007. The increase was primarily due to higher unit sales of higher-end chassis units as our customers continued to adopt and expand IP networks. Chassis revenue units increased by 6% in the first quarter of 2007 compared to the same period a year ago primarily due to the increase in sales of E-series products. Port shipment units increased significantly compared to a year ago driven by the increase in the overall number of chassis revenue units during first quarter 2007. Additional revenue growth was also due to the new MX960 product released in the first three months of 2007 and increasing acceptance of our M120 product.
Infrastructure management operating income decreased by approximately $17.6 million in the three months ended March 31, 2007 compared to the same period in 2006 as the revenue increase was partially offset by higher personnel related costs primarily associated with the development of a broader product portfolio to address market opportunities. Additionally, we continued to invest in our sales force and channel marketing relationships.
SLT Operating Segment
The following table shows SLT revenue units recognized:

	Three Months Ended March 31,
	2007	2006	Increase	% Change
Service Layer Technologies revenue units	56,260	43,600	12,660	29%
SLT product revenue increased $13.4 million to $124.5 million in the first three months of 2007 compared to the same period in 2006. We experienced increases in revenues from firewall products, which include ISG and SSG products as well as growth in SSL and J-series products in the first quarter of 2007 compared to the same period a year ago. Average selling prices decreased slightly primarily due to product mix in the first quarter of 2007 compared to the same period in prior year.
Our channel related pricing and sales return reserves increased from the prior year as well as revenue deferrals for services provided in connection with product shipments.
SLT management operating income decreased by $4.5 million in the three months ended March 31, 2007 compared to the same period in 2006 primarily due to higher standard costs and personnel related costs compared to revenue increases. Higher standard costs resulted from the increasing complexity of our SLT products. Personnel related costs increased primarily due to increased headcount for product innovation, expansion of the sales channel and marketing of our products.
Service Operating Segment
Total service revenue increased $24.6 million to $117.2 million in the three months ended March 31, 2007. The increase is due to our growing installed base as well as expansion of our service offerings. We continue to expand our customer service organization and gain recognition as an award winning service provider. Revenue increases were primarily due to support service growth in the 2007 period compared to the same period a year ago. We also experienced increases in other professional service revenue.
Service management operating income increased reflecting improved economies of scale achieved by faster revenue growth experienced in the Infrastructure segment and the SLT segment compared to the increases in operating expenses, such as increased employee related expenses as a result of increased headcount.
Liquidity and Capital Resources
Overview
We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (dollars in millions):

	March 31,	December 31,
	2007	2006	$ Change	% Change
Working capital	$2,188.1	$1,759.2	$428.9	24%

Cash and cash equivalents	$2,037.8	$1,596.3	$441.5	28%
Short-term investments	426.7	443.9	(17.2)	(4%)
Long-term investments	259.4	574.1	(314.7)	(55%)

Total cash, cash equivalents and available-for-sale investments	$2,723.9	$2,614.3	$109.6	4%

Working capital increased primarily due to the increase in cash and cash equivalents balance in anticipation of our stock repurchase activity. In the three months ended March 31, 2007, we purchased 1.5 million shares of our common stock for $29.1 million at an average purchase price of $19.16 per share. We have continued to purchase shares under this program subsequent to March 31, 2007. As of the filing of this report, our 2006 Stock Repurchase Program had remaining authorized funds of $1,650.6 million and a total of 16.5 million common shares had been repurchased and retired since the inception of this program, for approximately $349.4 million at an average price of $21.22 per share. Additional purchases under our stock repurchase program will be made from time to time and subject to a review of circumstances in place at the time.
The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities and deferred revenue.
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term and long-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next 12 months. Our stock repurchase program may significantly impact our liquidity and we may seek to finance a portion of our stock repurchases. Based on our past experience, liquidity and capital resources may also be impacted by acquisitions and investments in strategic relationships we may make in the networking equipment and information security markets.
Cash Requirements and Contractual Obligations
Our principal commitments consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”), purchase commitments, escrow payments, and bonus and earn-out obligations.
Our contractual obligations under operating leases, which extend through 2016, primarily relate to our leased facilities. Future minimum payments under our non-cancelable operating leases totaled $175.4 million as of March 31, 2007. Of this amount, $31.4 million will be payable in the remaining nine months of 2007.
The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity on June 15, 2008, or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $20.14 per share. As of March 31, 2007, the carrying value of the Senior Notes was $399.9 million.
We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $112.2 million as of March 31, 2007, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers or our forecast. We may incur a liability for products built by the contract manufacturer if the components go unused for specified periods of time and, in the meantime, we may be assessed carrying charges. As of March 31, 2007, we had accrued $21.7 million based on our estimate of such charges.
We released amounts held in escrow related to acquisitions completed in 2005. Restricted cash decreased by $12.0 million primarily due to escrow settlements related to past acquisitions and the removal of certain restricted cash requirements in the three months ended March 31, 2007.
As of March 31, 2007, other contractual obligations consisted primarily of amounts held in escrow of $10.4 million in connection with past acquisitions. Earn-out and bonus obligations of $1.6 million may be payable to certain former employees of acquired companies if contractual obligations are met in 2007.

In the three months ended March 31, 2007, we entered into an agreement to purchase time-based technology subscription licenses of certain software products. In connection with this licensing agreement, $5.0 million is due in January 2008 and another $5.0 million is due in January 2009, in addition to the prepaid amount as of March 31, 2007. The total cost of this licensing agreement will be amortized ratably over the subscription period.
As of March 31, 2007, we had $28.3 million of long-term liabilities in our condensed consolidated balance sheet for unrecognized tax positions. However, the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
We generated cash and cash equivalents of $441.5 million in the three months ended March 31, 2007, of which $303.0 million was generated from investing activities and $152.6 million was generated from our operating activities. The increase was partially offset by cash used in financing activities.
Operating Activities
We generated cash from operating activities of $152.6 million in the three months ended March 31, 2007 compared to $138.6 million in the same period of 2006. The increase of $14.0 million in the 2007 period compared to a year ago is due primarily to the following activities within the quarter:
•	Cash collections increased in the quarter ended March 31, 2007 as compared to that in the same quarter a year ago. Cash flows related to accounts receivable improved $27.8 million as net accounts receivable as of March 31, 2007 decreased by $47.0 million compared to that as of March 31, 2006 despite increases in revenues. Days sales outstanding decreased to 37 days for the quarter ended March 31, 2007 compared to 48 days for the quarter ended March 31, 2006. The accounts receivable decrease was partially offset by changes in our reserve levels as we collected cash from customers but continued to defer revenue recognition according to our revenue recognition methodology.

•	We used less cash for our accounts payable activities in the first three months of 2007 compared to the same period a year ago. Our accounts payable balances were higher by $20.2 million at March 31, 2007 compared to that of a year ago. This increase in accounts payable is due to the timing of payments to contract manufacturers as well as our scaling operations and increased headcount.

•	Positive cash flows generated from operations were partially offset by bonus payments of $44.7 million in the current period. These bonuses are related to our semi-annual management-by-objectives compensation strategy. We make semi-annual payments based on the achievements of our employees compared to predefined objectives. We also made commission payments of $13.3 million in the three months ended March 31, 2007 as our sales force has grown significantly from prior year. These commission payments tend to be higher in the first quarter due to the achievement of annual targets accrued at the prior year end.

•	Our deferred revenue balances increased $24.6 million in the quarter as customers provided cash for products and services which were deferred.

•	We made income tax payments and sales tax payments of $10.6 million and $5.0 million, respectively, in the three months ended March 31, 2007.

•	In addition, we made cash payments of $4.3 million to service providers in the current period related to our stock option investigation.
Investing Activities
Net cash provided by investing activities was $303.0 million for the quarter ended March 31, 2007 compared to $18.4 million used in the first quarter of 2006.
•	We moved cash from short and long term investments to cash and cash equivalents in anticipation of our stock repurchase activities. Investing activities included purchases and sale or maturities of available-for-sale securities, capital expenditures, purchase and sale of equity investments and changes in restricted cash requirements. Net investment in available-for-sale securities decreased by $339.4 million compared to a year ago as additional funds were maintained in money market accounts.

•	Capital expenditures increased in the first three months of 2007 compared to the same period in 2006 mainly due to the temporary reduction in capital expenditures during the first quarter of 2006. We made capital purchases and leasehold improvements of $32.4 million in the first quarter of 2007 in order to meet our facility needs. These expenditures were $18.2 million in the comparable 2006 period.

•	Restricted cash decreased by $2.6 million in the first three months of 2007 compared to a decrease of $6.2 million in the 2006 period primarily due to the reduction of our escrow requirements.
Financing Activities
Net cash used in financing activities was $14.2 million and $134.3 million for the quarters ended March 31, 2007 and 2006, respectively. The cash used in financing activities were driven primarily by the following activities:
•	We repurchased 1.5 million shares of common stock at an average purchase price of $19.16 per share in the first three months of 2007. Total aggregate amount for the repurchases made in the first quarter of 2007 was $29.1 million. In the first quarter of 2006, we repurchased 10 million shares of common stock, at an average price of $18.51 per share. The aggregate amount for the repurchases was $186.4 million in the three months ended March 31, 2006.

•	In the first three months of 2007, we received cash proceeds of $14.2 million from employee option exercises compared to the $51.5 million received in the same period a year ago. The lower amounts in the 2007 period were due to restrictions on employee option exercises through March 9, 2007.

•	We recognized a tax benefit from stock option exercises of $0.7 million for the first three months of 2007. In the comparable period of 2006 the excess tax benefit from stock option exercises was $0.6 million.
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
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized no material net gains or losses during the first three months of 2007 and 2006 related to the sales of our investments.
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
Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2007 and 2006, in other income (expense) on our condensed consolidated statements of operations.

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
We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that material information relating to our consolidated operations is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure during the period when our periodic reports are being prepared.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and out CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
Stock Option Lawsuits
Federal Derivative Lawsuits
Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The lawsuits allege that our officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserts causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demands an accounting and rescission of allegedly improper stock option grants. Defendants’ response to the consolidated complaint is due on May 29, 2007.
State Derivative Lawsuits — California
On May 24 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against us and certain of our current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of our current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from illicit stock options. Pursuant to a stipulation between the parties dated April 9, 2007, which is subject to court approval, Defendants’ response to the amended consolidated complaint is due on May 24, 2007.
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against us and certain of our current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001 through and including August 10, 2006.
Calamore Proxy Statement Action
On March 28, 2007 an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against us and certain of our current and former officers and directors. The complaint alleges that the proxy statement for our 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to our 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder.
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
Toshiba Patent Infringement Litigation
On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against us, alleging that certain of our products infringed several Toshiba patents, and seeking an injunction and unspecified damages. A Markman hearing was held in April 2006, and a ruling favorable to us was issued on June 28, 2006. Toshiba stipulated to non-infringement of the asserted patents and filed a notice of appeal with the Court of Appeals for the Federal Circuit. The Delaware court has removed the trial, previously scheduled for August 2006, from its calendar, pending resolution of the appeal. We expect the appeal will not be heard before July 2007. The trial is no longer on the Delaware court’s calendar.
IRS Notices of Proposed Adjustments
The IRS has concluded an audit of our federal income tax returns for fiscal years 1999 and 2000. During 2004, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, we do not believe that the outcome of this matter will have a material adverse effect on our consolidated financial position or results of operations. We are also under routine examination by certain state and non-US tax authorities. We believe that we have adequately provided for any reasonably foreseeable outcome related to these audits.

In conjunction with the IRS income tax audit, certain of our US payroll tax returns were examined for fiscal years 1999 — 2001, and we received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. We agreed to settle this issue with the IRS through the appeals process for approximately $2.7 million, and we have fully accrued for this liability in our financial statements. We expect to make the payment in the second quarter of 2007.
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
Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. We intend to continue to cooperate with these governmental agencies. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or possible government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
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
For arrangements with multiple elements, vendor specific objective evidence of fair value is required in order to separate the components and to account for elements of the arrangement separately. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain vendor specific objective evidence of fair value for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered or if the only undelivered element is maintenance revenue would be recognized ratably over the contractual maintenance period which is generally one year but could be substantially longer.
A limited number of our customers comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results.
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Siemens and Verizon each accounted for greater than 10% of our net revenues during the three months ended March 31, 2007. Siemens and Lucent each accounted for greater than 10% of our net revenues during the three months ended March 31, 2006. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. During 2006, Alcatel, another value-added reseller and a competitor of ours, acquired Lucent, one of our largest value-added resellers. In addition, in April 2007 our largest customer, Siemens, transferred its telecommunications business to a joint venture between Siemens and Nokia. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.
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
We are a party to lawsuits, which are costly to investigate and defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business and financial condition.
We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found above in Part II, Item 1 — Legal Proceedings. In addition, the SEC and U.S. Attorney’s office have inquired regarding our stock option pricing practices. There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.
In addition, we are party to a lawsuit which seeks to enjoin us from granting equity awards under our 2006 Equity Incentive Plan (the “2006 Plan”), as well as to invalidate all awards granted under such plan to date. The 2006 Plan is the only active plan under which we currently grant stock options and restricted stock units to our employees. If this lawsuit is not resolved in our favor, we may be prevented from using the 2006 Plan to provide these equity awards to recruit new employees or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in high technology industries such as ours. Accordingly, our ability to hire, retain and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.
We are required to expense equity compensation given to our employees, which has reduced our reported earnings, will significantly harm our operating results in future periods and may reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.
We historically have used stock options and other equity awards as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings, will significantly harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.
If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays which would harm our business.
We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, the contract manufacturers may have inadequate time or materials and components required to produce our products, which could increase costs or could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.
Our ability to process orders and ship products in a timely manner is dependent in part on our business systems and performance of the systems and processes of third parties such as our contract manufacturers, suppliers or other partners, as well as interfaces with the systems of such third parties If our systems, the systems and processes of those third parties or the interfaces between them experience delays or fail, our business processes and our ability to build and ship products could be impacted, and our financial results could be harmed.
Some of our business processes depend upon our information technology systems, the systems and processes of third parties and on interfaces with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted communications with China, where a significant part of our manufacturing occurs.
We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. For example, as we have expanded our contract manufacturing base to China, we have experienced instances where our contract manufacturer was not able to ship products in the time periods expected by us. If we are not able to ship our products, our ability to recognize revenue in a timely manner for those products would be affected and our financial results could be harmed.
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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales, marketing and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider and enterprise markets, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell or support our products.
Our reported financial results could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.
We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, this impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Further declines in our stock prices in the future as well as any marked decline in our level of revenues or gross margins increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
Litigation or claims regarding intellectual property rights may be time consuming, expensive and require a significant amount of resources to prosecute, defend or make our products non-infringing.
Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our products. For example, in 2003, Toshiba Corporation filed a lawsuit against us, alleging that our products infringed certain Toshiba patents. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.
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
Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in research and development and other parts of our business. Conversely, during 2001 and 2002, in response to downward trending industry and market conditions, we restructured our business and reduced our workforce. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted as a result of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares		Maximum Dollar
			Purchased as		Value of Shares
			Part of Publicly		that May Yet Be
	Total Number	Average	Announced	Average	Purchased
	of Shares	Price Paid	Plans or	Price Paid	Under the Plans or
Period	Purchased(1)	per Share	Programs	per Share	Programs(1)
January 1 – January 31, 2007	—	$—	—	$—	$1,000,000,000
February 1 – February 28, 2007	—	—	—	—	2,000,000,000
March 1 – March 31, 2007	1,520,900	19.16	1,520,900	19.16	1,970,865,827

Total	1,520,900	$19.16	1,520,900	$19.16	$1,970,865,827

(1)	In February 2007, the Company’s Board of Directors approved a stock repurchase program. This program authorizes an increase of $1.0 billion under the stock repurchase program approved in July 2006. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company’s current stock repurchase program is authorized to repurchase up to a total of $2.0 billion of its common stock. Purchases under this plan will be subject to a review of the circumstances in place at the time. Acquisitions under this stock repurchase program will be made from time to time as permitted by securities laws and other legal requirements. During the three months ended March 31, 2007, the Company repurchased and retired 1,520,900 shares of common stock at an average price of $19.16 per share.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003)

10.1	Summary of Compensatory Arrangements for Certain Officers adopted on January 4, 2007 (incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007)

10.2	Summary of Compensatory Arrangements for Certain Officers adopted on March 9, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007)

10.3	Form of Executive Officer Change of Control Agreement

10.4	Form of Executive Officer Severance Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.
May 8, 2007	By:	/s/ Robert R.B. Dykes
Robert R.B. Dykes
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003)

10.1	Summary of Compensatory Arrangements for Certain Officers adopted on January 4, 2007 (incorporated by reference to Item 5.02 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007)

10.2	Summary of Compensatory Arrangements for Certain Officers adopted on March 9, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007)

10.3	Form of Executive Officer Change of Control Agreement

10.4	Form of Executive Officer Severance Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002