Form 10-Q
period 2007-06-30
JUNIPER NETWORKS INC
filed 2007-08-09
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
     There were approximately 514,100,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of July 31, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues:
Product	$541,695	$468,790	$1,051,468	$942,915
Service	123,227	98,679	240,390	191,268

Total net revenues	664,922	567,469	1,291,858	1,134,183
Cost of revenues:
Product	159,891	139,439	314,833	280,434
Service	60,883	49,484	118,050	93,436

Total cost of revenues	220,774	188,923	432,883	373,870

Gross margin	444,148	378,546	858,975	760,313

Operating expenses:
Research and development	148,702	116,222	289,795	229,910
Sales and marketing	156,845	136,001	307,501	265,430
General and administrative	27,996	24,166	55,254	47,265
Amortization of purchased intangible assets	22,740	23,187	45,480	46,408
Impairment of goodwill and intangible assets	—	1,283,421	—	1,283,421
Other charges, net	1,642	4,350	14,226	5,754

Total operating expenses	357,925	1,587,347	712,256	1,878,188

Operating income (loss)	86,223	(1,208,801)	146,719	(1,117,875)
Interest and other income	26,729	23,989	60,706	44,756
Interest and other expense	(1,222)	(813)	(2,286)	(1,902)
Gain on minority equity investment	6,745	—	6,745	—

Income (loss) before income taxes	118,475	(1,185,625)	211,884	(1,075,021)
Provision for income taxes	32,295	20,831	59,057	55,672

Net income (loss)	$86,180	$(1,206,456)	$152,827	$(1,130,693)

Net income (loss) per share:
Basic	$0.16	$(2.13)	$0.27	$(2.00)

Diluted	$0.15	$(2.13)	$0.26	$(2.00)

Shares used in computing net income (loss) per share:
Basic	544,224	566,098	556,811	566,013

Diluted	580,736	566,098	592,317	566,013

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$860,070	$1,596,333
Short-term investments	342,956	443,910
Accounts receivable, net	258,838	249,445
Deferred tax assets, net	158,852	179,989
Prepaid expenses and other current assets	49,570	52,129

Total current assets	1,670,286	2,521,806
Property and equipment, net	380,041	349,930
Long-term investments	173,017	574,061
Restricted cash	32,129	45,610
Goodwill	3,651,240	3,624,652
Purchased intangible assets, net	120,983	169,202
Long-term deferred tax assets, net	57,983	51,499
Other long-term assets	30,971	31,635

Total assets	$6,116,650	$7,368,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,669	$179,553
Accrued compensation	113,526	110,451
Deferred revenue	381,928	312,253
Debt	399,944	—
Other accrued liabilities	130,672	160,360

Total current liabilities	1,202,739	762,617
Long-term deferred revenue	68,755	73,326
Other long-term liabilities	44,672	17,424
Long-term debt	—	399,944
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 507,851 shares and 569,234 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	5	6
Additional paid-in capital	7,814,942	7,646,047
Accumulated other comprehensive income	10,674	1,266
Accumulated deficit	(3,025,137)	(1,532,235)

Total stockholders’ equity	4,800,484	6,115,084

Total liabilities and stockholders’ equity	$6,116,650	$7,368,395

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income (loss)	$152,827	$(1,130,693)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	95,194	84,992
Stock-based compensation	47,441	46,241
Impairment of goodwill and intangible assets	—	1,283,421
Gain on minority equity investment	(6,745)	—
Excess tax benefits from employee stock plans	(3,792)	(3,789)
Non-cash portion of debt issuance costs and disposal of property and equipment	954	750
Changes in operating assets and liabilities:
Accounts receivable, net	(4,760)	18,558
Prepaid expenses and other assets	14,918	13,261
Accounts payable	(6,142)	(28,847)
Accrued compensation	3,075	(5,013)
Other accrued liabilities	(1,434)	21,141
Deferred revenue	65,104	56,440

Net cash provided by operating activities	356,640	356,462

Investing Activities:
Purchases of property and equipment	(75,051)	(43,415)
Purchases of available-for-sale investments	(298,615)	(325,760)
Maturities and sales of available-for-sale investments	814,245	292,451
Changes in restricted cash	2,593	18,878
Minority equity investments	—	(3,090)
Payment for business acquisitions	(375)	(13,063)

Net cash provided by (used in) investing activities	442,797	(73,999)

Financing Activities:
Proceeds from issuance of common stock	83,703	69,349
Purchases and subsequent retirement of common stock	(1,623,195)	(186,388)
Excess tax benefits from employee stock plans	3,792	3,789

Net cash used in financing activities	(1,535,700)	(113,250)

Net (decrease) increase in cash and cash equivalents	(736,263)	169,213
Cash and cash equivalents at beginning of period	1,596,333	918,401

Cash and cash equivalents at end of period	$860,070	$1,087,614

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Description of Business
Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs and sells products and services that together provide its customers with Internet Protocol (“IP”) networking solutions. The Company organizes its business groups into the following three reportable segments: Infrastructure, Service Layer Technologies (“SLT”), and Service. The Company’s Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. The Company’s SLT segment offers networking solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, its secure networking solutions help enable its customers to convert networks that provide commoditized best efforts services into more valuable assets that provide differentiation, value and increased reliability and security to end users. The Company’s Service segment delivers world-wide services, including technical support and professional services, as well as a number of education and training programs, to customers of the Infrastructure and SLT segments.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Revenue Recognition
Juniper Networks sells products and services through its direct sales force and through its strategic distribution relationships and value-added resellers. The Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified upgrades and enhancements related to the integrated software through maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. In instances where the Company has outstanding obligations related to product delivery or the final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all the delivery and acceptance criteria have been met. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company. Accounts receivable are recorded net of allowance for doubtful accounts, estimated customer returns and pricing credits.
For arrangements with multiple elements, such as sales of products that include services, the Company allocates revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. If vendor specific objective evidence of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

For sales to direct end-users and value-added resellers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller. For end-users and value-added resellers, the Company has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. The Company sells certain interests in accounts receivables as part of a distributor accounts receivable financing arrangement which was established by the Company with a major financing company. Accounts receivables sold under this arrangement in advance of revenue recognition are accounted for as debt financing activity and were immaterial as of June 30, 2007 and December 31, 2006. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell–through.
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
Services include maintenance, training and professional services. In addition to providing unspecified upgrades and enhancements on a when and if available basis, the Company’s maintenance contracts include 24-hour technical support, and hardware repair and replacement parts. Maintenance is offered under renewable contracts. Revenue from maintenance contracts is deferred and is generally recognized ratably over the contractual support period, which is generally one to five years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.
Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
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
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, an entity may elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. SFAS 159 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company currently is assessing the impact, if any, SFAS 159 will have on its consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently assessing the impact, if any, that SFAS 157 will have on its consolidated results of operations and financial position.
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company’s cumulative effect of applying FIN 48 was a $23.0 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill. See Note 8 “Income Taxes” for additional information.
Reclassifications
Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Note 2. Investments
The following is a summary of the Company’s available-for-sale investments, at fair value (in millions):

	As of
	June 30,	December 31,
	2007	2006
Government securities	$164.2	$310.9
Corporate debt securities	290.5	620.9
Asset-backed securities and other	48.2	85.4
Equity investments in publicly traded companies	13.1	0.8

Total	$516.0	$1,018.0

Reported as:
Short-term investments	$343.0	$443.9
Long-term investments	173.0	574.1

Total	$516.0	$1,018.0

Note 3. Goodwill and Purchased Intangible Assets
Goodwill
Changes in the carrying amount of goodwill as of and for the six months ended June 30, 2007 are as follows (in millions):

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	other	June 30,
Reportable Segments	2006	Acquisitions	Goodwill	additions	2007
Infrastructure	$971.0	$—	$—	$5.6	$976.6
Service Layer Technologies	1,856.3	—	1.1	16.0	1,873.4
Service	797.4	—	—	3.8	801.2

Total	$3,624.7	$—	$1.1	$25.4	$3,651.2

In the first six months of 2007, the Company increased goodwill by $26.5 million. During the three and six months ended June 30, 2007, the Company paid $1.6 million and $11.4 million, respectively, upon resolution of acquisition related indemnity obligations. Of these payments made in the three and six months ended June 30, 2007, $1.6 million and $11.0 million, respectively, were released from the Company’s escrow funds. In addition, during the six months ended June 30, 2007, the Company distributed from its escrow account approximately 0.8 million shares of common stock, with an aggregate fair value of $14.1 million, in connection with the expiration of certain indemnity obligations related to a past acquisition.
In the six months ended June 30, 2006, the Company released $27.6 million of escrow funds and shares of the Company’s common stock held in escrow upon the resolution of indemnity obligations associated with past acquisitions and increased goodwill by the corresponding amount.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values. The excess purchase price over those fair values is recorded as goodwill. Such amount is then allocated to each reportable segment based upon the underlying business of the acquired companies. In the three and six months ended June 30, 2006, the Company concluded that the carrying value of goodwill for the SLT segment was impaired and recorded an impairment charge of $1,280.0 million. The impairment of goodwill was primarily attributable to the decline in the Company’s market capitalization that occurred over the first six months of 2006 and, to a lesser extent, a decrease in the forecasted future cash flows used in the impairment assessment. When performing the goodwill impairment review for the six months ended June 30, 2006, the Company determined that it had four reporting units, consisting of Infrastructure and Service segments, and the Security Product Group (“SPG”) and Application Acceleration Product Group (“APG”), comprising the SLT segment. The first step of the impairment review compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units at the time of the impairment. The Company utilized independent external service providers to assist in the determination of the fair value of the reporting units using a combination of the market and income approaches. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. In determining the carrying value of the reporting units, the Company allocated the fair values of shared tangible net assets to each reporting unit based on revenue. As the fair values of the Security and Application Acceleration reporting units were lower than the allocated book values, the Company performed step two of the goodwill impairment calculation for those two reporting units within the SLT segment.
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
Juniper Networks conducted its annual impairment test as of November 1, 2006 and determined that the carrying value of its goodwill was not impaired. There were no events or circumstances from that date through June 30, 2007 that would impact this assessment and, therefore, there were no impairment charges recognized for the three and six months ended June 30, 2007.
In the first quarter of 2007, certain management changes and an organization realignment resulted in the elimination of the separate APG and SPG reporting units within the SLT reportable segment. Accordingly, the goodwill of the APG and SPG reporting units were combined into the SLT reportable segment and the Company’s reporting units and reportable segments are now the same.
Future impairment indicators, including declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require impairment charges to be recorded.
Purchased Intangible Assets
The following is a summary of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of June 30, 2007:
Technologies and patents	$379.6	$(288.0)	$91.6
Other	68.9	(39.5)	29.4

Total	$448.5	$(327.5)	$121.0

As of December 31, 2006:
Technologies and patents	$379.6	$(242.6)	$137.0
Other	68.9	(36.7)	32.2

Total	$448.5	$(279.3)	$169.2

There were no additions to purchased intangible assets during the three and six months ended June 30, 2007 and 2006. In the three and six months ended June 30, 2006, the Company recorded an impairment charge of $3.4 million due to a significant decrease in forecasted cash flows associated with its stand-alone session border control (“SBC”) products.
Amortization expense of purchased intangible assets of $24.1 million and $24.6 million for the three months ended June 30, 2007 and 2006, respectively, and $48.2 million and $49.1 million for the six months ended June 30, 2007 and 2006, respectively, were included in operating expenses and cost of product revenues.
The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year Ending December 31,	Amount
2007 (remaining six months)	$43.1
2008	46.2
2009	17.9
2010	4.2
2011	2.0
Thereafter	7.6

Total	$121.0

Note 4. Other Financial Information
Restricted Cash
As of June 30, 2007 and December 31, 2006, restricted cash of $32.1 million and $45.6 million, respectively, consisted of escrow accounts required by certain acquisitions completed in 2005 and the Directors & Officers (“D&O”) trust. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors and officers arising from their activities in the event that the Company does not provide or is financially incapable of providing indemnification. During the three and six months ended June 30, 2007, the Company released $1.6 million and $11.0 million, respectively, from restricted cash for escrow payments associated with past acquisitions. In addition, the Company reduced restricted cash by $2.8 million during the six months ended June 30, 2007 to adjust its D&O and escrow balances.
Minority Equity Investments
As of June 30, 2007 and December 31, 2006, the carrying values of the Company’s minority equity investments in privately held companies of $19.3 million and $20.4 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2007, the Company made no minority equity investments in privately-held companies.
In June 2007, one of the Company’s minority equity investments completed an initial public offering (“IPO”). Upon completion of the IPO, the Company realized a gain of $6.7 million, based upon the market value at the time of IPO and the Company’s cost basis, during the three and six months ended June 30, 2007. Subsequent to the IPO, the Company’s investment in this publicly traded entity is included in available-for-sale investments and any changes in the fair value are included in other comprehensive income.
Other Short-Term Accrued Liabilities
Details of the Company’s other short-term accrued liabilities are as follows (in millions):

	As of
	June 30,	December 31,
	2007	2006
Accrued warranty	$35.7	$34.8
Income taxes payable	14.2	38.5
Other accrued liabilities	80.8	87.1

Total	$130.7	$160.4

Accrued Warranty
Changes in the Company’s warranty reserve are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$35.3	$35.8	$34.8	$35.3
Provisions made during the period	9.6	12.9	21.3	20.5
Changes in estimates	—	(1.6)	—	(3.3)
Actual costs incurred during the period	(9.2)	(11.9)	(20.4)	(17.3)

Ending balance	$35.7	$35.2	$35.7	$35.2

Reported as:
Current	$35.7	$27.8	$35.7	$27.8
Non-current	—	7.4	—	7.4

Ending balance	$35.7	$35.2	$35.7	$35.2

Other Long-Term Accrued Liabilities
Details of the Company’s other long-term accrued liabilities are as follows (in millions):

	As of
	June 30,	December 31,
	2007	2006
Income taxes payable	$28.3	$—
Other accrued liabilities	16.4	17.4

Total	$44.7	$17.4

Deferred Revenue
Details of the Company’s deferred revenue are as follows (in millions):

	As of
	June 30,	December 31,
	2007	2006
Service	$323.1	$282.8
Product	127.6	102.8

Total	$450.7	$385.6

Reported as:
Current	$381.9	$312.3
Non-current	68.8	73.3

Total	$450.7	$385.6

Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning Balance	$(1,517.7)	$(455.0)	$(1,532.2)	$(344.4)
Cumulative effect of adoption of FIN 48 (see Note 8)	—	—	(23.0)	—
Retirement of common stock (see Note 6)	(1,593.6)	—	(1,622.7)	(186.4)
Net income (loss)	86.2	(1,206.5)	152.8	(1,130.7)

Ending Balance	$(3,025.1)	$(1,661.5)	$(3,025.1)	$(1,661.5)

Stock-Based Compensation Expense
Amortization of stock-based compensation was included in the following cost and expense categories (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues – Product	$0.5	$0.5	$1.0	$1.0
Cost of revenues – Service	2.1	1.5	5.2	2.8
Research and development	8.3	9.4	19.3	19.4
Sales and marketing	7.7	8.5	15.3	16.1
General and administrative	2.9	3.3	6.6	6.9

Total	$21.5	$23.2	$47.4	$46.2

Other Charges
Other charges recognized consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restructuring (adjustments) charges	$(0.3)	$0.4	$(0.3)	$0.4
Acquisition related compensation charges	0.3	1.4	0.6	2.8
Stock option investigation costs	1.3	2.5	6.0	2.5
Tax related charges	0.3	—	7.9	—

Total	$1.6	$4.3	$14.2	$5.7

Restructuring Reserves
The following table summarizes changes in the Company’s restructuring reserves within other liabilities (in millions):

	Remaining			Remaining
	liability as of			liability as of
	December 31,	Cash		June 30,
	2006	payments	Adjustment	2007
Restructuring reserves – Facilities	$1.5	$(0.5)	$—	$1.0

Reported as:
Short-term	$0.9	$(0.1)	$—	$0.8
Long-term	0.6	(0.4)	—	0.2

Total	$1.5	$(0.5)	$—	$1.0

All restructuring reserves as of June 30, 2007 and December 31, 2006 were associated with future facility charges and will be paid over the remaining respective lease terms through July 2008. The difference between the actual future rent payments and the restructuring reserves will be recorded as operating expenses when incurred.
Acquisition Related Restructuring Reserves
The following table summarizes changes in the Company’s acquisition related restructuring reserves within other liabilities (in millions):

	Remaining			Remaining
	liability as of			liability as of
	December 31,	Cash		June 30,
	2006	payments	Adjustment	2007
Facilities	$3.3	$(1.0)	$(0.3)	$2.0
Other charges	0.3	—	—	0.3

Total	$3.6	$(1.0)	$(0.3)	$2.3

Reported as:
Short-term	$2.1	$(0.4)	$(0.3)	$1.4
Long-term	1.5	(0.6)	—	0.9

Total	$3.6	$(1.0)	$(0.3)	$2.3

The majority of the acquisition related restructuring reserves as of June 30, 2007 and December 31, 2006 were associated with future facility charges and will be paid over the remaining respective lease terms through March 2011. The difference between the actual future rent payments and the restructuring reserves will be recorded as operating expenses when incurred.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$86.2	$(1,206.5)	$152.8	$(1,130.7)
Change in net unrealized gains (losses) on investments	4.4	(1.0)	5.7	(2.0)
Change in foreign currency translation adjustment	2.7	1.1	3.7	1.9

Total comprehensive income (loss)	$93.3	$(1,206.4)	$162.2	$(1,130.8)

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
Derivatives used to hedge certain forecasted foreign currency transactions relating to operating expenses are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2007 and 2006, respectively, in interest and other expense in its condensed consolidated statements of operations.
Note 5. Net Income (Loss) per Share
The calculation of basic and diluted net income (loss) per share is summarized as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$86.2	$(1,206.5)	$152.8	$(1,130.7)

Denominator:
Denominator for basic net income (loss) per share	544.2	566.1	556.8	566.0
Common stock equivalents from convertible debt	19.9	—	19.9	—
Common stock equivalents from employee stock awards	16.6	—	15.6	—

Denominator for diluted net income (loss) per share	580.7	566.1	592.3	566.0

Net income (loss) per share:
Basic	$0.16	$(2.13)	$0.27	$(2.00)

Diluted	$0.15	$(2.13)	$0.26	$(2.00)

For the three and six months ended June 30, 2007, approximately 37.0 million and 50.4 million common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2006, approximately 85.6 million and 84.0 million common stock equivalents were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
Note 6. Stockholders’ Equity
Stock Repurchase Activities
In July 2006, the Company’s Board approved a new stock repurchase program (“2006 Stock Repurchase Program”) authorizing the Company to repurchase up to $1.0 billion of Juniper Networks’ common stock under this program. In February 2007, the Company’s Board approved an increase of $1.0 billion under this stock repurchase program. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company is now authorized to repurchase up to a total of $2.0 billion of its common stock under the 2006 Stock Repurchase Program. Purchases under the 2006 Stock Repurchase Program are made from time to time as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at the time. During the three and six months ended June 30, 2007, the Company repurchased 67.9 million and 69.4 million shares of common stock via open market purchases at an average price of $23.47 per share and $23.37 per share, respectively. The total purchase price of $1,594.1 million and $1,623.2 million was reflected as an increase to accumulated deficit and a decrease to additional paid-in capital for the three and six months ended June 30, 2007, respectively. Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes. All common shares repurchased under this program have been retired. The Company has not made subsequent repurchases under this program through the report filing date. As of the filing of this report, the 2006 Stock Repurchase Program has remaining authorized funds of $376.8 million and a total of 69.4 million common shares have been repurchased and retired since the inception of this program, for approximately $1,623.2 million at an average price of $23.37 per share. Additional purchases under this stock repurchase program may be made from time to time and are subject to a review of circumstances in place at the time. This program may be discontinued at any time.
In the six months ended June 30, 2006, the Company repurchased 10.1 million common shares at an average price of $18.51 per share as part of the $250.0 million stock repurchase program approved in July 2004 (“2004 Stock Repurchase Program”). No shares were repurchased in the second quarter of 2006. The Company has completed the 2004 Stock Repurchase Program and repurchased a total of 12.9 million common shares since the inception of this program, for approximately $250.0 million at an average price of $19.32 per share. All common shares repurchased under this program have been retired.
Stock Option Plans
2006 Equity Incentive Plan
On May 18, 2006, the Company’s stockholders adopted the 2006 Equity Incentive Plan (“2006 Plan”) to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units or dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the Company’s non-employee members of the Board (“outside directors”).
The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the Amended and Restated 1996 Stock Plan (“1996 Plan”) and the 2000 Nonstatutory Stock Option Plan (“2000 Plan”) that subsequently expired unexercised after May 18, 2006 up to a maximum of 75,000,000 additional shares of the common stock. Restricted stock or RSUs with a per share or unit purchase price lower than 100% of the market price of the Company’s common stock on the day of the grant shall be counted as two and one-tenth shares for every one share. In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock or performance share award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes. No unvested shares were subject to repurchase as of June 30, 2007.
To the extent a 2006 Plan award is settled in cash rather than stock, such cash payment shall not reduce the number of shares available for issuance under the 2006 Plan. No restricted stock, stock appreciation right, deferred stock unit or dividend equivalent had been issued as of June 30, 2007. Under the 2006 Plan, the Company had issued stock options covering 17.4 million shares of its common stock as well as RSUs and performance shares covering 2.7 million shares of its common stock as of June 30, 2007.
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

The 2006 Plan provides each outside director an automatic grant of an option to purchase 50,000 shares of common stock upon the date on which such individual first becomes an outside director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company’s annual stockholder meetings (i) each outside director who was an outside director on the date of the prior year’s annual stockholder meeting shall be automatically granted an option to purchase 20,000 shares of common stock, and (ii) each outside director who was not an outside director on the date of the prior year’s annual stockholder meeting shall receive an option to purchase a pro-rata portion of the 20,000 shares of common stock determined by the time elapsed since the individual’s First Option grant (“the Annual Option”). The First Option vests monthly over approximately three years from the grant date subject to the outside director’s continuous service on the Board. The Annual Option shall vest monthly over approximately one year from the grant date subject to the outsider director’s continuous service on the Board. Under the 2006 Plan, options granted to outside directors have a maximum term of seven years.
Plans Assumed Upon Acquisitions
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of June 30, 2007, there were approximately 5.8 million common shares subject to options outstanding under plans assumed through past acquisitions. None of the restricted stock was subject to repurchase as of June 30, 2007. There were no restricted stock repurchases during the three and six months ended June 30, 2007.
Equity Award Activity
In the three and six months ended June 30, 2007, the Company granted RSUs covering approximately 41,000 shares and 2.0 million shares, respectively, of common stock to its employees under the 2006 Plan. Such awards generally vest over a period of three or four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the RSUs are not considered issued and outstanding. The Company expenses the cost of RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. In addition to RSUs, the Company also granted employee stock options covering 1.8 million and 10.8 million shares of common stock under the 2006 Plan during the three and six months ended June 30, 2007, respectively. In the first quarter of 2007, the Board also granted performance share awards to eligible executives covering 0.7 million shares of common stock that vest in 2010 provided certain annual performance targets and other vesting criteria are met. No new performance share awards were granted to the Company’s executives in the second quarter of 2007. The Company accrued stock compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, in connection with such performance shares. No restricted stock was issued in the three and six months ended June 30, 2007.
The Company’s equity award activities and related information as of and for the six months ended June 30, 2007 is summarized as follows:

		Outstanding Options
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares(4)	Price	Term	Intrinsic Value(4)
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2007	60,542	82,092	$18.75
RSUs and performance share awards granted(2)	(4,248)	—	—
Options granted	(10,809)	10,809	19.35
RSUs canceled	318	—	—
Options canceled (3)	1,817	(1,950)	19.36
Options exercised	—	(8,061)	11.34
Options expired(3)	3,611	(3,711)	24.38

Balance at June 30, 2007	51,231	79,179	$19.31	5.81	$552,881

(1)	Shares available for grant under the 2006 Plan.

(2)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted as two and one-tenth shares of common stock for each share subject to such award. The Company granted RSUs and performance share awards covering approximately 41,000 and 2.0 million shares of common stock in the three and six months ended June 30, 2007, respectively.

(3)	Canceled or expired options under the 1996 Plan, the 2000 Plan, and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(4)	In addition to the outstanding options covering 79.2 million shares of common stock, the Company had RSUs and performance share awards covering 4.9 million shares of common stock outstanding as of June 30, 2007, with an aggregate intrinsic value of $123.2 million and a weighted average remaining contractual life of 1.7 years. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the reporting period, which was $25.17 as of June 30, 2007, and the exercise price multiplied by the number of shares subject to the related awards.
A summary of the Company’s vested or expected-to-vest options and exercisable options as of June 30, 2007 is set forth in the following table:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	73,765	$19.38	5.8	$516,014
Exercisable options	56,323	19.68	5.6	397,379
As of June 30, 2007, options covering approximately 56 million shares of common stock were exercisable at a weighted average exercise price of $19.68 each. As of June 30, 2006, options covering approximately 62.7 million shares of common stock were exercisable at a weighted average exercise price of $18.98 each. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the reporting period, which was $25.17 per share as of June 30, 2007, and the exercise price multiplied by the number of shares subject to the related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $70.2 million and $86.6 million for the three and six months ended June 30, 2007, respectively.
The total fair value of options that vested during the three and six months ended June 30, 2007 was $20.3 million and $45.4 million, respectively. As of June 30, 2007, approximately $151 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of three years, of which approximately $40 million was estimated to be forfeited prior to the vesting of such awards and has been excluded from the preceding cost.
Restricted Stock Units and Performance Share Awards Activities
The following schedule summarizes information about the Company’s RSUs and performance share awards as of June 30, 2007:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Shares subject to outstanding RSUs and performance share awards	4,894	—	1.7	$123,182
Vested and expected to vest RSUs and performance share awards	3,544	—	1.6	89,198
None of the outstanding RSUs or performance share awards were vested or exercisable as of June 30, 2007. The shares subject to these outstanding RSUs and performance share awards have been deducted from the shares available for grant under the Company’s stock option plans. The weighted average grant date fair value of restricted stock units and, if applicable, performance share awards, granted was $21.36 and $18.50 each for the three and six months ended June 30, 2007, respectively, and was $17.29 and $18.79 each for the three and six months ended June 30, 2006, respectively. As of June 30, 2007, approximately $74 million of total unrecognized compensation cost related to RSUs and performance share awards was expected to be recognized over a weighted-average period of 2.6 years, of which approximately $22 million was estimated to be forfeited prior to the vesting of such awards. Aggregate intrinsic value for RSUs and performance share awards represents the difference between the Company’s closing stock price on the last trading day of the reporting period, which was $25.17 per share as of June 30, 2007, multiplied by the number of shares subject to the related RSUs and performance share awards.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the applicable offering period. On December 16, 2005, the Board amended the ESPP to eliminate the ability of a participant under the ESPP to increase the rate of the participants’ payroll deductions during any offering period (as defined in the ESPP). This change was effective beginning with the offering period commencing on February 1, 2006. The Company had suspended its employee payroll withholdings for the purchase of its common stock under the ESPP offering period from August 2006 through January 31, 2007. In January 2007, the Board of Directors approved a delay of the start of the next offering period from February 1, 2007 to April 1, 2007 (such offering period ended on July 31, 2007). Pre-tax compensation expense of $2.3 million was recorded in the three months ended June 30, 2007 for stock costs associated with the ESPP. No expense was recorded in the first quarter of 2007 due to the temporary suspension of the Plan. As of June 30, 2007, approximately 6,490,500 shares had been issued and 11,509,510 shares remained available for future issuance under the ESPP.
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
In 2006, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant. As a result, the expected term assumption used in the three and six months ended June 30, 2007 and June 30, 2006, respectively, reflects the shorter contractual life of the new option awards granted during the period.
The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during the periods referenced below are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee Stock Options:
Dividend yield	—	—	—	—
Volatility factor	34.7%	40.0%	38.8%	38.8%
Risk-free interest rate	4.8%	5.0%	4.6%	4.7%
Expected life (years)	3.6	3.5	3.7	3.5
Weighted-average per share fair value of options granted during the periods	$7.5	$5.9	$6.8	$6.3

Employee Stock Purchase Plan:
Dividend yield	—	—	—	—
Volatility factor	37.7%	—	37.7%	33.0%
Risk-free interest rate	5.1%	—	5.1%	3.7%
Expected life (years)	0.3	—	0.3	0.5
Weighted-average fair value of employee stock purchases during the periods	$4.8	$—	$4.8	$5.9
Weighted-average per share fair value of RSUs granted during the periods	$21.4	$17.3	$18.5	$18.8

Extension of Stock Option Exercise Periods for Former Employees
The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). The Company extended the expiration date of these stock options to April 7, 2007, the end of a 30–day period subsequent to the Company’s filing of its required regulatory reports. As a result of the extensions, the fair value of such stock options had been reclassified to current liabilities subsequent to the modification and were subject to mark-to-market provisions at the end of each reporting period until the earlier of final settlement or April 7, 2007. Stock options covering approximately 660,000 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction during the first quarter of 2007. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded an expense of approximately $4.3 million in the first quarter of 2007. In addition, the Company recorded an expense of $4.4 million in the first quarter of 2007 associated with the approximately 1,446,000 shares covered by such options which had exercise periods extended in 2006 as a result of the trading black-out period restriction. As of June 30, 2007, all of these extended stock options were either exercised or expired un-exercised. All previously recorded liabilities associated with such extensions were reclassified to additional paid-in capital in the first six months of 2007.
Amendment of Certain Stock Options
In the six months ended June 30, 2007, the Company completed a tender offer to amend certain options granted under the 1996 Stock Plan and the 2000 Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A (“409A issue”) or Canadian tax laws and regulations. In exchange for increasing the strike price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, the Company amended options to purchase 4.3 million shares of its common stock and committed to make aggregate cash payments of $7.6 million to offer participants and recorded such amount in operating expense for the six months ended June 30, 2007.
In addition, the Company entered into a separate agreement with two executives in the three months ended June 30, 2007 to amended their unexercised stock options covering 0.1 million shares of the Company’s common stock in order to cure the 409A issue associated with such stock options. As a result, the Company committed to make aggregate cash payments of $0.4 million and recorded this payment liability in operating expense for the three and six months ended June 30, 2007.
Note 7. Segment Information
The Company’s chief operating decision maker (“CODM”) and senior management team (together, “management”) allocate resources and assess performance based on financial information by the Company’s business groups which are categorized into the following three reportable segments: Infrastructure, SLT, and Service.
The Infrastructure segment includes products from the E-, M-, T- and MX-series router product families as well as the circuit-to-packet products and SBC products. The SLT segment consists primarily of firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer VPN appliances, intrusion detection and prevention appliances (“IDP”), application front end platforms, the J-series router product family, Odyssey products and wide area network (“WAN”) optimization platforms. The Service segment delivers world-wide services to customers of the Infrastructure and the SLT segments.
The primary financial measure used by the management in assessing performance and allocating resources to the segments is management operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs, such as standard costs, research and development, and product marketing expenses, are generally applied to each reportable segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each reportable segment based on factors including headcount and revenue. The CODM does not allocate stock-based compensation, amortization, impairment, other charges, interest income and expense, other income and expense, income taxes, as well as certain other charges to segments. With the ever-evolving business environment such as changes in products or markets, acquisitions, long-term growth strategies, and the experience and bandwidth of the senior executives in charge, the Company may periodically reorganize its segments consistent with corresponding changes in its organizational structure.
Financial information for each reportable segment used by management to make financial decisions and allocate resources is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006*	2007	2006*
Net Revenues:
Infrastructure	$402.9	$352.2	$788.1	$715.2
Service Layer Technologies	138.8	116.6	263.4	227.7
Service	123.2	98.7	240.4	191.3

Total net revenues	$664.9	$567.5	$1,291.9	$1,134.2

Operating income (loss):
Management operating income (loss):
Infrastructure	$109.1	$108.2	$210.5	$228.1
Service Layer Technologies	(4.1)	(3.9)	(12.3)	(7.3)
Service	30.5	23.3	60.4	48.2

Total management operating income	135.5	127.6	258.6	269.0
Amortization of purchased intangible assets	(24.1)	(24.6)	(48.2)	(49.1)
Stock-based compensation expense	(21.5)	(23.2)	(47.4)	(46.2)
Stock-based compensation related payroll tax	(2.1)	(0.9)	(2.1)	(2.5)
Impairment of goodwill and intangibles	—	(1,283.4)	—	(1,283.4)
Other charges, net	(1.6)	(4.3)	(14.2)	(5.7)

Total operating income (loss)	86.2	(1,208.8)	146.7	(1,117.9)
Interest and other income	33.5	24.0	67.5	44.8
Interest and other expense	(1.2)	(0.8)	(2.3)	(1.9)

Income (loss) before income taxes	$118.5	$(1,185.6)	$211.9	$(1,075.0)

*	Prior year information has been revised to conform to the current period presentation.
The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006*	2007	2006*
Americas:
United States	$289.7	$239.6	$569.2	$480.1
Other	25.5	24.2	41.4	45.6

Total Americas	315.2	263.8	610.6	525.7
Europe, Middle East and Africa	197.8	192.5	407.2	399.0
Asia Pacific	151.9	111.2	274.1	209.5

Total	$664.9	$567.5	$1,291.9	$1,134.2

*	Prior year information has been revised to conform to the current period presentation.
Nokia-Siemens Networks B.V. (“NSN”) and its predecessor companies accounted for 18% of the Company’s net revenues for the three months ended June 30, 2007. NSN and Verizon Communications, Inc. individually accounted for 15% and 11%, respectively, of the Company’s net revenues for the six months ended June 30, 2007. The revenues attributed to both customers were derived from the sale of products and services in all three reportable segments.

Siemens AG and Verizon individually accounted for 15% and 10% of the Company’s net revenues for the three months ended June 30, 2006, respectively. Siemens individually accounted for 15% of the Company’s net revenues for the six months ended June 30, 2006. The revenue attributed to Siemens was derived from the sale of products and services in all three reportable segments. The revenue attributed to Verizon during the three and six months ended June 30, 2006 was derived from the sale of Infrastructure products and services.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of June 30, 2007 and December 31, 2006. The CODM does not review asset information on a segment basis in order to assess performance and allocate resources, nonetheless, the CODM allocates depreciation to segments based on revenue.
Note 8. Income Taxes
The Company recorded tax provisions of $32.3 million and $20.8 million for the three months ended June 30, 2007 and 2006, or effective tax rates of 27% and -2% respectively. The Company recorded tax provisions of $59.1 million and $55.7 million for the six months ended June 30, 2007 and 2006, or effective tax rates of 28% and -5%, respectively. The effective tax rates for the three and six months ended June 30, 2007 differ from the federal statutory rate primarily due to income earned in foreign jurisdictions which are subject to lower rates and research and development credits in the United States. The effective tax rates for the three and six months ended June 30, 2006 differ from the federal statutory rate primarily due to the non-deductibility of a substantial portion of the goodwill impairment charge recorded in the first six months of 2006. The change in the effective tax rate for the first six months of 2007, compared to the same period in 2006, was primarily related to the goodwill impairment charge, which is non-deductible for income tax purposes. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $7.6 million and $9.9 million for the three and six months ended June 30, 2007, respectively, and were reflected as an increase to additional paid-in capital.
The Company adopted the provisions of FIN 48 on January 1, 2007, the first day of fiscal 2007. The cumulative effect of applying FIN 48 was a $23.0 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill. Upon adoption, the total amount of gross unrecognized tax benefits was $90.0 million. Included in this balance were approximately $75 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would affect goodwill for resolution of uncertain tax positions related to pre-acquisition periods. With the exception of the Internal Revenue Service’s (“IRS”) audit of our 1999 — 2000 federal income tax returns referenced below, the Company was not under examination by any major jurisdictions in which the Company files its income tax returns as of June 30, 2007. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefit position related to the IRS audit referenced below, may change within the next 12 months. However, an estimate of the range of possible change cannot be made at this time.
In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest expense and penalties of $4.1 million as of the date of adoption of FIN 48.
The change in the gross unrecognized tax benefits increased by approximately $7.0 million for the six months ended June 30, 2007, and the interest and penalties incurred for the same period were approximately $1.0 million.
The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland, Hong Kong, U.K., France, Germany, The Netherlands, Japan, China, Australia, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.
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

In conjunction with the IRS income tax audit, certain of the Company’s U.S. payroll tax returns were examined for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company agreed to settle this issue with the IRS through the appeals process for approximately $2.7 million and made this payment in the second quarter of 2007. The Company accrued and recognized in operating expense $2.5 million and $0.2 million in the fourth quarter of 2006 and the first quarter of 2007, respectively.
Subsequent to June 30, 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year.
Note 9. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of June 30, 2007 (in millions):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases, net of committed subleases	$181.7	$23.0	$40.3	$31.6	$28.0	$24.0	$34.8
Senior notes	399.9	—	399.9	—	—	—	—
Purchase commitments	96.5	96.5	—	—	—	—	—
Other contractual obligations	19.8	9.8	5.0	5.0	—	—	—

Total	$697.9	$129.3	$445.2	$36.6	$28.0	$24.0	$34.8

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2016. Rent and related expenses paid to a related party were $1.3 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively.
Senior Notes
As of June 30, 2007, the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes) had a carrying value of $399.9 million. The Senior Notes are due on June 15, 2008. The Company reclassified its Senior Notes from long-term liabilities to short-term liabilities during the second quarter of 2007 because the Senior Notes are due within the next 12 months.
Credit Facility
In June 2007, the Company entered into a senior secured margin lending agreement with a third party financial institution for a maximum loan value of $400.0 million, or 90% of the fair market value of the underlying collateral, to establish a flexible draw down facility to fund additional stock repurchases, as necessary. This credit facility bears a floating interest rate equal to the three-month USD LIBOR plus 40 basis points per annum and, if utilized, would be secured by the Company’s publicly traded fixed income securities portfolio equivalent to 111% of any outstanding balance. This credit facility is due to expire on November 30, 2007. As of the filing of this report, no amounts have been drawn down on this credit facility.
Purchase Commitments
The Company does not have firm purchase commitments with its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $96.5 million as of June 30, 2007, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to Juniper Networks’ agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers or its forecast. The Company may incur a liability for products built by the contract manufacturers if the components go unused for specified periods of time and, in the meantime, the Company may be assessed carrying charges. As of June 30, 2007, the Company had accrued $22.2 million included in other accrued liabilities in the condensed consolidated balance sheet based on its estimate of such charges.

Other Contractual Obligations
As of June 30, 2007, other contractual obligations consisted primarily of the escrow amount of $8.9 million in connection with past acquisitions for indemnity obligations expiring in 2007 and a software subscription requiring payments of $5.0 million in both January 2008 and January 2009.
In addition, as of June 30, 2007, the Company had $28.3 million of long-term liabilities in its condensed consolidated balance sheet for unrecognized tax positions. However, the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
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
State Derivative Lawsuits — California
On May 24, 2006 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options.

Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of its current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001 through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims. The motion is scheduled for hearing on September 10, 2007.
Calamore Proxy Statement Action
On March 28, 2007 an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of its current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff has until August 20, 2007 to file an amended complaint.
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
In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement.

Toshiba Patent Infringement Litigation
On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringed several Toshiba patents, and seeking an injunction and unspecified damages. A Markman hearing was held in April 2006, and a ruling favorable to the Company was issued on June 28, 2006. Based on the ruling, Toshiba stipulated to non-infringement of the asserted patents and subsequently appealed the ruling to the United States Court of Appeals for the Federal Circuit. The appeal was heard by the Court of Appeals on July 11, 2007.
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
In conjunction with the IRS income tax audit, certain of the Company’s US payroll tax returns were examined for fiscal years 1999 — 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company agreed to settle this issue with the IRS through the appeals process for approximately $2.7 million, and made the payment in the second quarter of 2007.
Subsequent to June 30, 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year.
Note 10. Related Party Transactions
The Company reimburses its CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. The Company incurred $0.1 million and $0.2 million in related expenses for the three and six months ended June 30, 2007, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to aid readers of our financial statements in understanding our operating results for the three and six months ended June 30, 2007 and 2006. We have provided a brief summary of our performance relative to certain key financial metrics as of and for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (in thousands, except diluted net income (loss) per share and average days sales outstanding (“DSO”)). This executive overview should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A, and our unaudited condensed consolidated financial statements and notes included in Item 1 of this quarterly report.
•	Revenues: Our net revenues for the three and six months ended June 30, 2007 increased 17% and 14%, respectively, from the same comparable periods in 2006. Revenues increased in each of our three reportable segments for the three and six months ended June 30, 2007 compared to the same periods in 2006. Increases in revenues were attributable to the market acceptance of our existing and expanding portfolio of our router and security products and services. We saw continued growth in our Infrastructure revenues from our T-Series and TX Matrix products as well as growth in our E320, M120 and MX960 edge routers for the three and six months ended June 30, 2007, compared to the same periods last year. Our SLT products also continued to grow with revenue increases in our Firewall/VPN, SSL VPN and our DX and WX application performance products in the three and six months ended June 30, 2007, compared to the same periods last year. Our service revenues increased in the three and six months ended June 30, 2007, compared to the same periods last year, primarily due to the expansion of our installed base of equipment under service contracts.

•	Gross Margin: Gross margin of 66.8% and 66.5% for the three and six months ended June 30, 2007, respectively, was relatively consistent with the comparable periods in 2006.

•	Operating Margin: Our operating margin increased to 13% and 11% for the three and six months ended June 30, 2007, respectively, compared to -213% and -99% for the three and six month periods ended June 30, 2006, respectively. The increases in operating margin for the three and six months ended June 30, 2007, as compared to same periods of 2006, were substantially due to the goodwill impairment of $1,280.0 million we recorded in the second quarter of 2006, partially offset by increases in research and development expenses and other charges in 2007. We increased research and development expenses during 2007 in an effort to expand our product portfolio. Other charges in the three and six months ended June 30, 2007 were primarily related to the stock option investigation and tender offer to amend certain employees’ stock options. We expect total operating expenses to increase but at a slower rate than revenue, and therefore, our operating margin is expected to increase slightly through the remainder of 2007.

•	Net Income (Loss) Per Share: Our diluted net income per share improved to $0.15 and $0.26 for the three and six months ended June 30, 2007, respectively, compared to diluted net loss per share of $2.13 and $2.00 for the comparable periods in 2006. The increases in diluted net income per share in 2007 were substantially due to our goodwill impairment of $1,280.0 in 2006 partially offset by increases in research and development expenses and other charges in 2007. There was no significant impact on net income per share from the stock repurchase activity discussed below as the benefits in the reduction in shares outstanding were offset by reductions in interest income from lower cash, cash equivalents and investment balances.

•	Other Financial Highlights: Our cash, cash equivalents and available-for-sale investments decreased by $1,238.3 million or 47% in the six months ended June 30, 2007 primarily due to our stock repurchases, partially offset by cash generated from operating activities of $356.6 million. We used cash of $1,594.1 million and $1,623.2 million to repurchase shares of our common stock in the three and six months ended June 30, 2007, respectively. Cash generated from operations was generally consistent with cash generated from operations in the comparable six month period in the prior year. DSO improved to 35 days as of June 30, 2007, as compared to 38 days as of December 31, 2006 primarily as a result of improved shipment linearity.
Business Overview
We design and sell hardware and software products and services that together provide our customers with secure and assured Internet Protocol (“IP”) networking solutions. Our purpose-built, high performance IP platforms enable customers to support many different networking and security services and applications at scale. Service providers, enterprises, governments, and research and education institutions worldwide rely on us to deliver products for building networks that are tailored to the specific needs of their users, services and applications. Our portfolio of networking and security solutions supports the complex scale, security and performance requirements of many of the world’s most demanding networks. We sell our products and services through our direct sales organization, value-added resellers and distributors. The users of our products and services are within the service provider and enterprise markets. Our operations are organized into the following three reportable segments:
•	Infrastructure: Our Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. Control has growing importance due to the increasing size and complexity of IP networks at a time when service providers are looking to differentiate their organizations through value-added service offerings. In addition we announced a portfolio of Session and Resource Control (“SRC”) solutions for setting and controlling network policy. These products supply the intelligence service providers need to help ensure a high quality user experience for multi-play and mobile services. Customers continued to demand scalable and reliable policy control solutions which we provide through our IP infrastructure solutions.

•	Service Layer Technologies (“SLT”): Our SLT segment offers solutions that meet a broad array of our customer’s critical information management needs. Our products help to enable customers in protecting their information network, protecting data on the network, maximizing existing bandwidth and accelerating applications across a distributed network. Our secure networking solutions empower customers to convert commoditized, best effort networks, into market differentiated, value-added services with increased reliability and security to end users.

•	Service: Our Service segment delivers world-wide technical support, professional services and education to customers of the Infrastructure and SLT segments.
For the three months ended June 30, 2007, Infrastructure, SLT and Service represented 61%, 21% and 18% of the total net revenues, respectively. From a geographic perspective, the Americas region represented 47% of total net revenues, Europe, Middle East and

Africa (“EMEA”) contributed 30% and the remaining 23% of the total net revenues was generated in the Asia Pacific (“APAC”) region.
Stock Repurchase Activity
In the three and six months ended June 30, 2007, we repurchased and retired 67.9 million and 69.4 million common shares, at an average price of $23.47 per share and $23.37 per share for a total of $1,594.1 million and $1,623.2 million, respectively, as part of our common stock repurchase program approved by our board (the “2006 Stock Repurchase Program”). We have not made share repurchases under this program subsequent to June 30, 2007 through the date of this report. As of the filing of this report, our 2006 Stock Repurchase Program had remaining authorized funds of $376.8 million.
Stock Option Investigation and Amendment of Certain Stock Options
In the first quarter of 2007, we completed the restatement of our historical financial statements as a result of our independent stock option investigation and review of historical stock compensation practices. In addition, we regained compliance with listing standards of the NASDAQ Global Select Market. We recorded $1.3 million and $6.0 million in operating expense during the three and six months ended June 30, 2007, respectively, in connection with this stock option investigation.
In the first six months of 2007, we completed a tender offer to amend certain options granted under the Juniper Networks, Inc. Amended & Restated 1996 Stock Plan and the Juniper Networks, Inc. 2000 Nonstatutory Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by us for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A (“409A issue”) or Canadian tax laws and regulations. In exchange for increasing the strike price of these options, we committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, we amended options to purchase 4.3 million shares of our common stock and committed to make aggregate cash payments of $7.6 million to offer participants. We accrued this aggregate payment liability and recognized an operating expense for the corresponding amount during the first six months of 2007.
In addition, we entered into a separate agreement with two executives in the three months ended June 30, 2007 to amended their unexercised stock options covering 0.1 million shares of the Company’s common stock in order to cure the 409A issue associated with such stock options. As a result, we committed to make aggregate cash payments of $0.4 million and accrued this payment liability in the three and six months ended June 30, 2007.
Adoption of FIN 48
We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The cumulative effect of applying FIN 48 was a $23.0 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill.
Backlog
Our sales are made primarily pursuant to standard purchase orders for delivery of products or services or purchase orders under framework agreements with our customers. At any given time, we have orders for products that have not been shipped and for services that have not yet been performed for various reasons. Because of industry practice that allows customers to cancel or change orders with limited advance notice prior to shipment or performance, as well as our history of allowing such changes and cancellations, we do not consider this backlog to be firm.
Nature of Expenses
The majority of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers and service providers. Accordingly, most of our costs of product revenues consist of payments to our independent contract manufacturers for the standard costs of our products. Independent contract manufacturers build our products using design specifications, quality assurance programs and standards that we establish. Key controls around manufacturing, engineering and documentation are conducted at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities primarily in Canada, China, Malaysia, and the United States. We generally do not own the inventory as title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment.
The contract manufacturers procure components based on our build forecasts. If actual component usage is lower than our forecasts, we may be and have been in the past, liable for carrying or obsolete material charges. We record reserves for these charges within our financial statements.
Costs of service revenues include employee related expenses, service component expenses, outside service expense and equipment expenses as well as other expenses such as facility and overhead charges.
Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. These costs include items such as wages, stock-based compensation, commissions, bonuses, vacation, benefits, travel and the related facility and information technology costs. We increased our headcount to 5,435 employees as of June 30, 2007 from 4,347 employees as of June 30, 2006 primarily due to increases in research and development, sales and customer service activities. Our headcount is expected to increase through the remainder of 2007 as we continue to expand these areas.
We allocate facility and information technology costs to departments based on factors including headcount and revenue. These costs have increased in each of the last two years due to increases in headcount and facility costs. We expanded our domestic and international operations and internal system development to support our growth. We made capital additions of $42.7 million and $75.1 million in the three and six months ended June 30, 2007, respectively, compared to capital additions of $25.2 million and $43.4 million in the same periods in 2006. The increases are primarily due to the continued investments in our global development, test centers, and applications to support our operations. We expect our capital spending as a percentage of total net revenues to be consistent through the remainder of 2007.
Research and development expenses include costs of developing our products from concept to prototype. Several components of our research and development effort require significant expenditures, such as the development of new components and building prototype equipment, the timing of which can cause quarterly variability in our expenses. These costs also include outside services for items such as certifications of new products and expenditures associated with testing. We expense our research and development costs as they are incurred.
Sales and marketing expenses include costs for developing customer relationships, promoting our products offerings, demonstration equipment and advertising. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We plan to continue to develop our distribution channel and to promote our products through the remainder of 2007 in an effort to expand and grow our presence in our targeted markets.
General and administrative expenses include the cost to support our operations including employee related costs, professional fees, bad debt provisions, and other corporate expenses. Professional fees include accounting, audit, legal, tax and certain corporate strategic activities including planning and leadership development.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements as well as revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions. We base our estimates and assumptions on current facts and historical experience that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future operating results will be affected.
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
We adopted FIN 48 on January 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN 48.
Management believes that there have been no other significant changes during the three and six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Condensed Financial Statements in Item 1 of Part I for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Net Revenues
The following table shows product and service revenues (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Net revenues:
Product	$541.7	$468.8	$72.9	16%	$1,051.5	$942.9	$108.6	12%
Percentage of net revenues	81%	83%			81%	83%
Service	123.2	98.7	24.5	25%	240.4	191.3	49.1	26%
Percentage of net revenues	19%	17%			19%	17%

Total net revenues	$664.9	$567.5	$97.4	17%	$1,291.9	$1,134.2	$157.7	14%

Net Product Revenues
Net product revenues increased $72.9 million and $108.6 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to the continued acceptance of and demand for our Infrastructure and SLT product portfolios by both enterprise and service provider customers.
We experienced continued expansion of sales into the service provider market as we address the needs of the top 40 service providers worldwide and enable their transition to next generation network (“NGN”) infrastructures. In the three months ended June 30, 2007, more than half of our Infrastructure business addressed the core of the network represented by continued growth in the T-Series and TX Matrix platforms. At the edge of the network infrastructure we experienced revenue growth from our E-Series including E320, and M-Series products including M120, as well as our recently released MX960. The revenue growth from our Infrastructure products was attributable to more service providers moving toward enhanced networks in order to support bandwidth intensive services at the edge of the network for content delivery of IPTV and multi-play services to consumers. In addition, we experienced increased revenue from sales of SLT products, predominantly security products, to service provider customers.
We continue to focus on growth opportunities in the enterprise market where we serve approximately 90% of the Fortune 100 companies. Our enterprise customers recognize the need for our integrated solutions to increase network performance, improve security and meet government mandates. Our SLT products continued to grow with revenue increases in our Firewall/VPN, SSL VPN and DX and WX application performance products in the three and six months ended June 30, 2007, compared to the same periods last year. The revenue generated from our next generation firewall products continued to expand as we focused on integrated product sales. Our industry partnerships have strengthened enabling us to provide customers and partners with more open standards-based interoperability with our products which include Unified Access Control (“UAC”). Although we face increasing domestic and international competition in the enterprise market, we have focused on building strategic alliances with major telecommunications service integrators. We will continue to expand these relationships as well as increase our direct sales to key customers. In addition, we experienced increased revenue from sales of Infrastructure products, predominantly M-Series products, to enterprise customers.
We expect total product revenues to increase through the remainder of 2007.
An analysis of the change in revenue by Infrastructure and SLT segments and the change in product units, can be found below in the section titled “Segment Information.”
Net Service Revenues
Net service revenues increased $24.5 million and $49.1 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to the growth in support services business and increases in professional service revenue. We generated approximately 90% of our net service revenues for both the three and six months periods from support service contracts. We derived the remainder of service revenue from professional services and education services. The growth in support service revenue in the 2007 periods was primarily attributable to increased technical support service contract initiations associated with renewals and new product sales. Service revenues as percentages of total revenues increased to 19% for both the three and six months ended June 30, 2007, as compared to 17% for both of the same periods in 2006 due to increases in installed base of equipment being serviced. Installed base is calculated based on the number of systems that each customer has under maintenance. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. These contracts are typically for one year renewable periods for services such as 24-hour customer support, non-specified updates and hardware repairs. To a lesser extent, we also have service contracts with multi-year support periods. Professional service revenue increased for the three and six months ended June 30, 2007 compared to the 2006 periods primarily due to the growth in engineering services as well as additional consulting projects in 2007. In addition to support services and professional services, we also provide educational services. We expect service revenues to continue to increase through the remainder of 2007 as our installed base expands.
Total Net Revenues
The following table shows total net revenues by geographical region (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006*	$ Change	% Change	2007	2006*	$ Change	% Change
Americas	$315.2	$263.8	$51.4	19%	$610.6	$525.7	$84.9	16%
Percentage of net revenues	47%	46%			47%	46%
Europe, Middle East and Africa	197.8	192.5	5.3	3%	407.2	399.0	8.2	2%
Percentage of net revenue	30%	34%			32%	35%
Asia Pacific	151.9	111.2	40.7	37%	274.1	209.5	64.6	31%
Percentage of net revenues:	23%	20%			21%	19%

Total	$664.9	$567.5	$97.4	17%	$1,291.9	$1,134.2	$157.7	14%

*	Prior year information has been revised to conform to the current period presentation.

Net revenue in the Americas region as a percentage of total net revenue increased in the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily due to revenue increases from the IPG and SLT products for the second quarter of 2007 and revenue increases from Infrastructure products and Service for the first six months of 2007. In the Americas, service providers are focused on providing expanding bandwidth for both residential and commercial customer demands.
We experienced considerable growth in our revenues in APAC primarily due to growth in revenue in China, Korea and Australia as well as revenue increases from the Infrastructure products and service offerings. Although revenues from broadband and NGN products were flat in APAC, we experienced growth in the demand from mobile service providers for their associated bandwidth, particularly within our T-series products.
Revenues from the EMEA region decreased as a percentage of total net revenues during the three and six months ended June 30, 2007 compared to the same 2006 periods primarily due to relative strength in the APAC and Americas regions. Our EMEA revenue growth in the 2007 periods as compared to the 2006 period was driven by increased demands in eastern Europe and Middle East regions.
Nokia-Siemens Networks B.V. (“NSN”) and its predecessor companies contributed more than 10% of total net revenues in the three months ended June 30, 2007. NSN and Verizon Communications, Inc. each accounted for greater than 10% of our net revenues for the six months ended June 30, 2007. The revenue attributed to both customers derived from the sale of products and services in all three reportable segments.
Siemens AG and Verizon Communications Inc. each accounted for greater than 10% of our total net revenues for the three months ended June 30, 2006. Siemens accounted for greater than 10% of our net revenues in the six months ended June 30, 2006. The revenue attributed to Siemens was derived from the sale of products and services in all three reportable segments. The revenue attributed to Verizon was derived from the sale of Infrastructure products and services.
Cost of Revenues
The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Cost of revenues:
Product	$159.9	$139.4	$20.5	15%	$314.8	$280.4	$34.4	12%
GM percentage of revenue	70.5%	70.3%			70.1%	70.3%
Service	60.9	49.5	11.4	23%	118.1	93.5	24.6	26%
GM percentage of revenue	50.6%	49.9%			50.9%	51.1%

Total cost of revenues	$220.8	$188.9	$31.9	17%	$432.9	$373.9	$59.0	16%

GM percentage of revenue	66.8%	66.7%			66.5%	67.0%
Our cost of product revenues increased $20.5 million and $34.4 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase was primarily due to volume driven increases in the cost of our products from our contract manufacturers in connection with our increased revenues. Standard costs as a percentage of product revenue decreased as we shifted manufacturing to lower cost regions. We incurred higher manufacturing overhead because of the addition of headcount to manage our additional contract manufactures as well as higher shipping costs from multiple manufacturers. As of June 30, 2007 and 2006, we employed 173 and 140 people, respectively, in our manufacturing and operations organization who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality. Product gross margin percentage remained relatively consistent for both the three and six months ended June 30, 2007 compared to the same 2006 periods.
Product gross margin may fluctuate in the future by: changes in the mix of products sold, including increased growth of some of our lower-margin products; introduction of new products; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures; changes in distribution channels; price competition; changes in geographic mix; sales discounts; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; and how well we execute on our strategy and operating plans.
Cost of service revenues increased $11.4 million and $24.6 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 primarily due to increased employee related expenses. Service gross margin increased to 50.6%

for the three months ended June 30, 2007 compared to 49.9% for the same 2006 period due primarily to our revenue increasing faster than our costs in the customer service organization. Service gross margin was relatively consistent for the six months ended June 30, 2007 compared to the same period in 2006. We continued to focus on expanding our service offerings and improving customer satisfaction as we grew our installed base of customers. Personnel related expenses, consisting primarily of salaries, wages, bonuses and fringe benefits, increased $7.9 million and $17.0 million for the three and six months ended June 30, 2007, respectively, compared to the corresponding 2006 periods, due to increases in service related headcount from 529 to 691 people. The increase in headcount was attributable primarily to the growth in the service business due to the increased customer demands driven by larger installed base of our products. Additionally, we increased our outside services by $0.1 million and $3.4 million for the three and six months ended June 30, 2007, respectively, compared to the prior year periods. These costs were offset by decreases in our spares expense of $2.8 million and $4.7 million for the three and six month periods ended June 30, 2007, respectively, compared to the same periods last year.
Service gross margin will typically experience some variability over time due to various factors such as the change in mix between service offerings and the timing of technical support service contract initiations and renewals, as well as the timing of our increases in personnel, spares and other resources to support this business.
Operating Expenses
The table below highlights our operating expenses for the indicated periods (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Research and development	$148.7	$116.2	$32.5	28%	$289.8	$229.9	$59.9	26%
Sales and marketing	156.9	136.0	20.9	15%	307.5	265.4	42.1	16%
General and administrative	28.0	24.2	3.8	16%	55.3	47.3	8.0	17%
Amortization of purchased intangible assets	22.7	23.2	(0.5)	(2)%	45.5	46.4	(0.9)	(2)%
Impairment of goodwill and intangible assets	—	1,283.4	(1,283.4)	(100)%	—	1,283.4	(1,283.4)	(100)%
Other charges, net	1.6	4.4	(2.8)	(64)%	14.2	5.8	8.4	145%

Total operating expenses	$357.9	$1,587.4	$(1,229.5)	(77)%	$712.3	$1,878.2	$(1,165.9)	(62)%

Operating income (loss)	$86.2	$(1,208.8)	$(1,295.0)	(107)%	$146.7	$(1,117.9)	$(1,264.6)	(113)%

The following table shows operating expenses as a percentage of net revenues for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	22%	20%	22%	20%
Sales and marketing	24%	24%	24%	23%
General and administrative	4%	4%	4%	4%
Amortization of purchased intangible assets.	3%	4%	4%	4%
Impairment of goodwill and intangible assets	—	226%	—	113%
Other charges, net	—	1%	1%	1%

Total operating expenses	53%	279%	55%	165%

Operating income (loss)	13%	(213)%	11%	(99)%

Research and development expenses increased by $32.5 million and $59.9 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 primarily due to increases in personnel related expenses and support costs. Personnel related charges, consisting of salaries, bonuses and employee benefits expenses, increased $19.4 million in the second quarter of 2007 and $36.8 million in the six months ended June 30, 2007 due primarily to an increase in headcount from 1,780 to 2,354 people in the engineering organization across the Infrastructure and the SLT segments to support product innovation and integration intended to capture potential future NGN infrastructure growth and other opportunities in the enterprise and the service provider markets. Additionally, engineering project expenses, facilities allocations, information technology, depreciation and equipment expenses increased $10.8 million and $15.8 million for the three and six months ended June 30, 2006, respectively, compared to the corresponding periods in 2006, to support these product development efforts.

Sales and marketing expenses increased $20.9 million and $42.1 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to increases in personnel related expenses and marketing expenses. Personnel related charges, consisting of salaries, commissions, bonuses, and fringe benefits expenses, increased $13.9 million and $32.9 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2006, due to an increase in headcount, from 1,510 to 1,733 people in our worldwide sales and marketing organizations to support additional products, customers and countries. Included in the personnel charges was an increase in commission expense of $5.3 million and $13.4 million in the three and six months ended June 30, 2007, respectively, due to increases in commissionable sales. We also expanded our enterprise and service provider sales force and our corporate and channel marketing efforts from the prior year. As our sales force grew, we also increased our allocation of IT and facilities to the sales and marketing groups which accounted for $5.0 million and $6.9 million in the three and six months ended June 30, 2007, respectively, compared to the same 2006 periods.
General and administrative expenses increased $3.8 million and $8.0 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to increases in personnel related expenses and outside professional services. Personnel related charges, consisting of salaries, bonuses, and fringe benefits expenses, increased $2.1 million and $4.0 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, due to an increase in headcount, from 217 to 271 people, in our worldwide general and administrative functions to support the overall growth in the business.
Amortization of purchased intangible assets decreased $0.5 million and $0.9 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, as certain intangible assets became fully amortized. The decrease in amortization expenses was due to fully amortizing certain purchased intangible assets. We expect this expense to decrease slightly through the remainder of 2007 as certain additional purchased intangible assets become fully amortized.
There were no impairment charges in the three and six months ended June 30, 2007. Impairment of goodwill and intangible assets was $1,283.4 million in both the three and six months ended June 30, 2006, respectively. Due primarily to the decline in the Company’s market capitalization during the six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach, we reduced the goodwill within the SLT segment by $1,280.0 million in the second quarter of 2006. Additionally, we recorded a $3.4 million impairment to purchased intangible assets as a result of decreased forecasted revenue for the SBC stand-alone products in the same quarter.
Other charges, net, of $1.6 million and $14.2 million for the three and six months ended June 30, 2007, respectively, included restructuring adjustments, acquisition related compensation charges, stock option investigation costs, and tax related charges. Restructuring adjustments of $0.3 million and $0.3 million for the three and six months ended June 30, 2007, respectively, consisted of the difference between the actual rent payments and our restructuring reserves. Acquisition related compensation charges of $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, consisted of the accrual of bonus and earn-out payments that may be payable to certain former employees of a past acquisition. Stock option investigation costs of $1.3 million and $6.0 million for the three and six months ended June 30, 2007, respectively, consisted of professional fees and other costs incurred as we conducted our independent stock option investigation. Tax related charges of $0.3 million and $7.9 million for the three and six months ended June 30, 2007, respectively, included the expenses we incurred in connection with the amendment of certain stock options primarily due to the tender offer completed in the first six months of 2007.
Operating income increased to $86.2 million and $146.7 million for the three and six months ended June 30, 2007, respectively, compared to an operating loss of $1,208.8 million and $1,117.9 million for the three and six month periods ended June 30, 2006, respectively. Operating income as percentage of revenue increased to 13% and 11% for the three and six months ended June 30, 2007, respectively, compared to -213% and -99% for the three and six month periods ended June 30, 2006, respectively. The increases in operating income and operating income as percentage of revenue for the three and six months ended June 30, 2007 as compared to same periods of 2006 were substantially due to the our goodwill impairment of $1,280.0 in 2006, and to a lesser extent increases in revenues, partially offset by costs of revenues, and operating expenses, primarily research and development expenses. We increased research and development investments in an effort to expand our product portfolio. We expect our operating expenses, primarily research and development expenses as well as sales and marketing expenses, to increase, but at a slower rate than our expected revenue increases, through the remainder of 2007. Accordingly operating margin is expected to gradually increase through the remainder of 2007. Our revenues, cost of revenues and operating expenses vary from quarter to quarter due to a number of factors, accordingly our operating margin may fluctuate.

Interest and Other Income, Interest and Other Expense, Gain on Minority Equity Investment, and Income Tax Provisions
The following table shows other income, other expenses and income tax expense for the indicated periods (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Interest and other income	$26.7	$24.0	$2.7	11%	$60.7	$44.8	$15.9	35%
Percentage of net revenues	4%	4%			5%	4%
Interest and other expenses	(1.2)	(0.8)	(0.4)	50%	(2.3)	(1.9)	(0.4)	21%
Percentage of net revenues	—%	—%			—%	—%
Gain on minority equity investment	6.7	—	6.7	100%	6.7	—	6.7	100%
Percentage of net revenues	1%	—			1%	—
Income tax provisions	32.3	20.8	11.5	55%	59.1	55.7	3.4	6%
Percentage of net revenues	5%	4%			5%	5%
Interest income represents earnings on our cash, short-term and long-term investments. Interest and other income increased by $2.7 million and $15.9 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 as a result of increased interest yield as well as higher average cash, cash equivalents and investment balances compared to a year ago, primarily due to the positive cash flows from operations. We decreased our cash equivalents, short-term and long-term investments in the second quarter of 2007 primarily to fund our repurchase of common stock of $1.6 billion during this time period.
Interest and other expenses were consistent during the three and six months ended June 30, 2007 compared to the same periods in 2006. Other interest and expenses include debt issuance cost amortization, foreign exchange losses and other expenses such as bank fees.
In June 2007, one of our minority equity investments completed an initial public offering (“IPO”). During the three and six months ended June 30, 2007, we realized a gain of $6.7 million based upon the market value at the time of the IPO and our cost basis.
We recorded tax provisions of $32.3 million and $20.8 million for the three months ended June 30, 2007 and 2006, or effective tax rates of 27% and -2%, respectively. We recorded tax provisions of $59.1 million and $55.7 million for the six months ended June 30, 2007 and 2006, or effective tax rates of 28% and -5%, respectively. The 2007 effective tax rates differ from the federal statutory rate primarily due to income earned in foreign jurisdictions which are subject to lower rates and research and development credits in the United States. The 2006 effective tax rates differ from the federal statutory rate primarily due to our inability to record an income tax benefit from a substantial portion of the goodwill impairment charge recorded in the first six months of 2006. The significant change in the rate for the first six months of 2007 compared to the same period in 2006 was primarily related to the goodwill impairment charge, which is non-deductible for income tax purposes.
Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Segment Information
A description of the products and services for each reportable segment can be found in Note 7 to the accompanying Condensed Consolidated Financial Statements. Financial information for each reportable segment used by management to make financial decisions and allocate resources is as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006*	$ Change	% Change	2007	2006*	$ Change	% Change
Net revenues:
Infrastructure	$402.9	$352.2	$50.7	14%	$788.1	$715.2	$72.9	10%
Service Layer Technologies	138.8	116.6	22.2	19%	263.4	227.7	35.7	16%
Service	123.2	98.7	24.5	25%	240.4	191.3	49.1	26%

Total net revenues	$664.9	$567.5	$97.4	17%	$1,291.9	$1,134.2	$157.7	14%

Management operating income (loss):
Infrastructure	$109.1	$108.2	$0.9	1%	$210.5	$228.1	$(17.6)	(8)%
Service Layer Technologies	(4.1)	(3.9)	(0.2)	(5)%	(12.3)	(7.3)	(5.0)	(68)%
Service	30.5	23.3	7.2	31%	60.4	48.2	12.2	25%

Total management operating income	135.5	127.6	7.9	6%	258.6	269.0	(10.4)	(4)%

Amortization of purchased intangible assets	(24.1)	(24.6)	0.5	2%	(48.2)	(49.1)	0.9	2%
Stock based compensation expense	(21.5)	(23.2)	1.7	7%	(47.4)	(46.2)	(1.2)	(3)%
Stock based compensation related payroll tax	(2.1)	(0.9)	(1.2)	(133)%	(2.1)	(2.5)	0.4	16%
Impairment of goodwill and intangible assets	—	(1,283.4)	1,283.4	100%	—	(1,283.4)	1,283.4	100%
Other charges, net	(1.6)	(4.3)	2.7	63%	(14.2)	(5.7)	(8.5)	(149)%

Total operating income (loss)	86.2	(1,208.8)	1,295.0	107%	146.7	(1,117.9)	1,264.6	113%

Interest and other income	33.5	24.0	9.5	40%	67.5	44.8	22.7	51%
Interest and other expense	(1.2)	(0.8)	(0.4)	(50)%	(2.3)	(1.9)	(0.4)	(21)%

Income (loss) before income taxes	$118.5	$(1,185.6)	$1,304.1	110%	$211.9	$(1,075.0)	$1,286.9	120%

*	Prior year information has been revised to conform to the current period presentation.
The following table shows selected information for each reportable segment as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Infrastructure	61%	62%	61%	63%
Service Layer Technologies	21%	21%	20%	20%
Service	18%	17%	19%	17%

Total net revenues	100%	100%	100%	100%

Operating Income (loss):
Management operating income (loss)
Infrastructure	16%	19%	16%	20%
Service Layer Technologies	(1)%	(1)%	(1)%	(1)%
Service	5%	4%	5%	4%

Total management operating income	20%	22%	20%	23%
Amortization of purchased intangible assets	(4)%	(4)%	(4)%	(4)%
Stock-based compensation expense	(3)%	(4)%	(4)%	(4)%
Stock-based compensation related payroll expense	—	—	—	—
Impairment of goodwill and intangible assets	—	(226)%	—	(113)%
Other charges, net	—	(1)%	(1)%	(1)%

Total operating income (loss)	13%	(213)%	11%	(99)%
Interest and other income	5%	4%	5%	4%
Interest and other expense	—	—	—	—

Income (loss) before income taxes	18%	(209)%	16%	(95)%

Infrastructure Segment
Infrastructure net revenues increased $50.7 million and $72.9 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 due primarily to increases in revenue from router ports and the introduction of new products at the core and edge of the network. We track infrastructure chassis revenue units and ports shipped to analyze customer trends and indicate areas of network growth. Our infrastructure product platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table shows infrastructure revenue units and ports shipped during the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Unit Change	% Change	2007	2006	Unit Change	% Change
Infrastructure chassis revenue units	2,458	2,632	(174)	(7)%	4,948	4,968	(20)	—
Infrastructure ports shipped	51,824	38,715	13,109	34%	93,431	74,594	18,837	25%
We noticed a considerable increase in the number of infrastructure port shipment units in the three and six months ended June 30, 2007 primarily due to the sales of T-series and M-series products. Sales of chassis units decreased slightly as our customers purchased additional ports for existing chassis units as they expanded capacity in their existing networks.
Our investments in research and development expanded our Infrastructure product portfolio. We observed growing acceptance of our products with content service providers who seek to differentiate services through high performance networking products. Our improved functionality is capable of providing customers with increased intelligence regarding data processed within an existing network. We generated revenue from products with improved product functionality which translated into value-added service offerings to our customers. Gross margin percentages for the Infrastructure segment in the three and six months ended June 30, 2007 were relatively consistent with that in the same 2006 periods. We benefited from a favorable product mix in the three months ended June 30, 2007 as compared to the same period in prior year as we generate higher product margins on port unit revenue compared to chassis unit revenue. The growth in port shipments was driven by bandwidth demand as service providers seeking to expand video capability. Pricing pressure on our products was offset by lower manufacturing costs as we continued to focus on cost cutting efforts through expanding manufacturing in low-cost regions.
Infrastructure management operating income increased in the three months but decreased in the six months ended June 30, 2007 as compared to the same periods in 2006. The increase in the second quarter of 2007 was driven by higher revenue relative to expenses. The decrease in management operating income is due to our continued investments in research and development in an effort to expand our product portfolio and our continued investments in sales and marketing efforts for core and edge routers. We experienced growing opportunity in the service provider and enterprise businesses for our infrastructure products and we continue to focus on integrated solutions to meet our customer needs. We continue to make investments to expand our product features and functionality based upon the trends in the market place.
SLT Segment
The SLT segment consists of security products and application acceleration products. The following table shows SLT revenue units recognized during the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase	% Change	2007	2006	Increase	% Change
Service Layer Technologies units	56,046	45,614	10,432	23%	112,306	89,135	23,171	26%
SLT net revenues increased $22.2 million and $35.7 million for the three and six months ended June 30, 2007, respectively, as compared to the 2006 periods, primarily due to increases in the firewall VPN, SSL VPN and application performance products. We see customers continuing to seek integrated product solutions in the enterprise and service provider markets as well as strengthening partnerships with open standards based interoperability of our SLT products. SLT product revenue increased due to the growing acceptance of our next generation SSG firewall and ISG products. Revenue from our application performance products, which improve the packet clarity and throughput on existing networks, also improved as enterprise customers demanded better application performance on their networks. We have also focused on introducing security products that are more customer friendly and improving customer satisfaction. The growth in our revenue was driven by high-end firewall products as well as SSL VPN products. Customers continue to seek integrated products which improve network security while enhancing application delivery and performance. We were able to demonstrate our commitment to providing highly integrated secure networking technologies with key customer wins and revenue growth in larger existing accounts.
SLT management operating loss increased in the three and six months ended June 30, 2007 compared to the same periods in 2006, due to decreases in the gross margin of SLT products and increases in certain SLT operating expenses. SLT gross margin decreased in the three and six months ended June 30, 2007 due to higher manufacturing costs associated with new products as well as increased revenue from lower margin products. The higher manufacturing costs were partially offset by our cost-reduction efforts which we accomplished by moving more manufacturing to lower cost regions. We believe our product introductions will help us meet competitive pressures as the enterprise market continues to demand more performance at lower prices. The increase in SLT management operating loss was also due to continued investment in research and development as well as investments in our sales and distribution channels. Personnel related costs related to headcount growth were primarily related to product innovation and building customer relationships. We will continue to invest in the development of new products but development costs are expected to decrease as a percentage of revenue. The incremental investments in research and development were in part an effort to integrate elements of our security, routing and application performance capabilities.
Service Segment
See discussion of net service revenues under “Results of Operations” section in Item 2 of Part I for further information.
Service management operating income increased $7.2 million and $12.2 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This growth reflected improved economies of scale achieved by faster revenue growth experienced in the Infrastructure segment and the SLT segment compared to the increases in operating expenses to provide customers improved services. Employee related expenses increased in the 2007 periods as a result of increased service related headcount.
Stock-Based Compensation
Stock-based compensation expense decreased slightly by $1.7 million to $21.5 million for the three months ended June 30, 2007 compared to the same periods in 2006. The decrease was primarily attributable to the lower stock option expense in the 2007 period as a result of the acceleration of the vesting of certain unvested and “out-of-the-money” stock options completed in December 2005 (“2005 stock option vesting acceleration”). Stock-based compensation expense increased $1.2 million to $47.4 million for the six months ended June 30, 2007 compared to the same periods in 2006. The increase was primarily attributable to the extension of stock option exercise periods for former employees in the 2007 period, partially offset by the reduced stock option expense as a result of the 2005 stock option vesting acceleration. Stock-based compensation related payroll expense represents employment taxes we incurred in connection with our employee stock plans. Changes in such expenses are primarily attributable to the timing of the stock options exercises by our employees.
Amortization of Purchased Intangible Assets, Impairment of Goodwill and Intangible Assets, and Other Charges
See “Results of Operations” section under Item 2 of Part I for further information.

Liquidity and Capital Resources
Overview
We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	June 30,	December 31,
	2007	2006	$ Change	% Change
Working capital	$467.5	$1,759.2	$(1,291.7)	(73)%

Cash and cash equivalents	860.0	1,596.3	(736.3)	(46)%
Short-term investments	343.0	443.9	(100.9)	(23)%
Long-term investments	173.0	574.1	(401.1)	(70)%

Total cash, cash equivalents and available-for-sale investments	$1,376.0	$2,614.3	$(1,238.3)	(47)%

The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities, debt and deferred revenue.
Working capital decreased primarily due to the decrease in cash and cash equivalents balance through our common stock repurchases. In the three and six months ended June 30, 2007, we repurchased 67.9 million and 69.4 million shares of our common stock for $1,594.1 million and $1,623.2 million at an average purchase price of $23.47 per share and $23.37 per share, respectively. We have not made subsequent repurchases under this program through the filing of this report. As of our report filing date, our 2006 Stock Repurchase Program had remaining authorized funds of $376.8 million. We may repurchase additional shares opportunistically under our stock repurchase program, subject to a review of circumstances at the time. Our total cash, cash equivalents, and available-for-sale investments reduced by $1,238.3 million primarily due to our stock repurchases, which was partially offset by cash flows generated by our operating and investing activities, in the first six months of 2007 and we may seek to finance a portion of future stock repurchases as necessary.
In June 2007, we entered into a senior secured margin lending agreement with a third party financial institution for a maximum credit facility of $400.0 million, or 90% of the fair market value of the underlying collateral, to establish a flexible draw down facility to fund additional stock repurchases, as necessary. This credit facility bears a floating interest rate equal to the three-month USD LIBOR plus 40 basis points per annum and, if utilized, would be secured by our publicly traded fixed income securities portfolio equivalent to 111% of any outstanding balance. This credit facility is due to expire on November 30, 2007. As of the filing of this report, we have not drawn down on this credit facility.
Accounts receivable increased $9.4 million or 4% to $258.8 million in the six months ended June 30, 2007 primarily due to an increase in revenue partially offset by improved shipment linearity. DSO improved to 35 days as of June 30, 2007, as compared to 38 days as of December 31, 2006. The decrease in DSO was primarily a result of improved shipment linearity in the 2007 period. Shipment linearity represents the rate at which products are shipped during a period. Our distributor financing program had no significant impact on DSO during the six months ended June 30, 2007. Approximately $0.4 million of receivables sold under the distributor financing program had not been recognized in revenue as of June 30, 2007 and therefore such amounts were recorded as debt financing in other accrued liabilities.
Deferred revenue increased $65.1 million or 17% to $450.7 million in the six months ended June 30, 2007 primarily due to an increase in the installed base of equipment under service contract, and to a lesser extent product shipments not having met revenue recognition criteria.
Liquidity and capital resources may also be impacted by acquisitions and investments in strategic relationships we may make in the networking equipment and information security markets. If we were to repurchase additional shares of our common stock under our 2006 Stock Repurchase Program, our liquidity may be impacted and we may seek to finance a portion of future stock repurchases as necessary. Additionally, a portion of our cash and investment balance is held overseas and may be subject to U.S. taxes if repatriated.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations, the exercise of employee stock options, and our ability to access our established credit facility will satisfy our working capital needs, capital expenditures, commitments, repurchases of our common stock, and other liquidity requirements associated with our existing operations through at least the next 12 months.

Cash Requirements and Contractual Obligations
Our principal commitments consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”), purchase commitments, escrow payments, and bonus and earn-out obligations.
Our contractual obligations under operating leases, which extend through 2016, primarily relate to our leased facilities. Future minimum payments under our non-cancelable operating leases totaled $181.7 million as of June 30, 2007. Of this amount, $23.0 million will be payable in the remaining six months of 2007.
The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity on June 15, 2008, or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $20.14 per share. As of June 30, 2007, the carrying value of the Senior Notes totaling $399.9 million was recorded as current liabilities as the debt is due in less than one year.
We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $96.5 million as of June 30, 2007, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers or our forecast. We may incur a liability for products built by the contract manufacturers if the components go unused for specified periods of time and, in the meantime, we may be assessed carrying charges. As of June 30, 2007, we had accrued $22.2 million based on our estimate of such charges.
As of June 30, 2007, other contractual obligations consisted primarily of the escrow amount of $8.9 million in connection with past acquisitions for indemnity obligations expiring in 2007 and a software subscription requiring payments of $5.0 million in both January 2008 and January 2009. In addition, earn-out and bonus obligations of $0.9 million may be payable to certain former employees of acquired companies if contractual obligations are met in 2007.
In addition, as of June 30, 2007, we had $28.3 million of long-term liabilities in its condensed consolidated balance sheet for unrecognized tax positions. However, the periods of cash settlement with the respective tax authority cannot be reasonably estimated.
In the second quarter of 2007, we entered into an agreement to commence a multi-year implementation of our Enterprise Resource Planning (“ERP”) System. In connection with this agreement, we paid a total of $5.6 million during the three and six months ended June 30, 2007 and expect to incur additional expenses in association with this implementation.
We released cash held in escrow related to past acquisitions. Restricted cash decreased by $13.5 million primarily due to escrow settlements related to past acquisitions and the removal of certain restricted cash requirements in the six months ended June 30, 2007.
Summary of Cash Activities
We used cash and cash equivalents of $736.3 million in the six months ended June 30, 2007, of which $1,535.7 million was used in financing activities as we spent $1,623.2 million to repurchase our common stock. The decrease was partially offset by the $442.8 million generated from our investing activities and $356.6 million from our operating activities.
Operating Activities
We generated cash from operating activities of $356.6 million in the six months ended June 30, 2007 compared to $356.5 million in the same period of 2006. Although the cash generated increased $0.1 million, the individual drivers of cash flows fluctuated for the following reasons within the six months ended June 30, 2007 compared to the same period in prior year.

•	Operating cash from changes in accounts receivable balances decreased $23.3 million in the six months ended June 30, 2007 as compared to that in the same six months of 2006. In the prior year period we generated cash of $18.6 million while accounts receivable increased in the first six months of 2007 resulted in a negative cash flow of $4.8 million in the current year period. The increase in accounts receivable was primarily due to improved linearity of our shipments as evidenced by our improved DSO in the 2007 period.

•	We increased our accounts payable balance for the first six months of 2007 by $6.1 million, compared to an increase of $28.8 million in our accounts payable balance during the same period of 2006. The reduced net cash used in accounts payable is primarily related to the timing of payments to contract manufacturers and the growth of our operations.

•	Positive cash flows from operations were also generated by the growth in our compensation accruals as we noticed a positive impact of these accruals in the current period while there was a negative impact to operating cash flows in the same period in prior year. The increase in these accruals is primarily due to our growing headcount. We make semi-annual bonus payments based on the achievements of our employees compared to predefined objectives within the first and third quarters. The impact of the accrued commission payments also resulted in a positive driver of cash flows from operations. The increased accruals were offset by retention bonuses of $8.4 million paid in the six months ended June 30, 2007.

•	Cash provided from deferred revenue balances was $65.1 million in the first six months of 2007, compared to $56.4 in the same period of 2006. The increase in cash generated from deferred revenue was primarily related to the timing of our product and service revenue recognition.
Cash generated from operations was generally consistent with cash generated from operations in the comparable six month period in the prior year. Although we continue to note strong cash collections on product and service revenues, the increase in cash collections was partially offset by cash spent in our growing operations. The majority of this spending is for employee costs as we develop our product portfolio and sales initiatives. We expect these expenditures to continue as we use cash in our efforts to align our business with customer demand, increase our productivity and scale our operations to meet our revenue velocity.
Investing Activities
We generated $442.8 million and used $74.0 million for the six months ended June 30, 2007 and 2006, respectively. Investing activities included purchases, sales and maturities of available-for-sale securities, capital expenditures, purchase and sale of minority equity investments and changes in restricted cash requirements. Additionally, investing activities were impacted by the following:
•	Net sales and maturities of investment in available-for-sale securities were $515.6 million in the six months ended June 30, 2007, compared to net purchases of $33.3 million for the corresponding 2006 period. The investments were used to fund our stock repurchase program described under the financing activities section below.

•	Capital expenditures increased by $31.6 million in the first six months of 2007 compared to the same period in 2006 mainly due to increases in our capital improvement projects to build customer service capacity as well as research and development activities in lower cost regions during the 2007 period.

•	In the first six months of 2006 we made cash payments related to past acquisitions as well as minority investments. There were no material cash payments related to past acquisitions or minority equity investments in the six months ended June 30, 2007.
Financing Activities
Net cash used in financing activities was $1,535.7 million in the six months ended June 30, 2007 compared to the $113.3 million used in the six months ended June 30, 2006.
•	Net cash used in the 2007 period was due to cash used for the common stock repurchases of $1,623.2 million for 69.4 million shares. The stock purchase program increased significantly in the six months ended June 30, 2007 as we completed the majority of our $2 billion stock repurchase program. In the six months ended June 30, 2006, we repurchased 10.1 million shares of our common stock using $186.4 million.

•	We issued more common stock which generated cash proceeds of $83.7 million in the first six months of 2007 primarily due to more employee stock option exercises as our share price was generally higher than that in the same period last year. We generated proceeds of $69.3 million from employee stock option exercises in the six month period ended June 30, 2006.

•	We included in financing activities excess tax benefits of $3.8 million from employee stock option exercises in the first six months of 2007 and 2006.
Factors That May Affect Future Results
A description of risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Investments
We maintain an investment portfolio of various holdings, types and maturities. The values of our investments are subject to market price volatility. In addition, a portion of our cash and marketable securities are held in non-U.S. domiciled countries. These securities are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized no material net gains or losses during the three and six months of 2007 and 2006 related to the sales of our investments.
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
Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the Japanese Yen, Indian Rupee, British Pound and the Euro. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2007 and 2006, in other income (expense) on our condensed consolidated statements of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Attached as exhibits to this report are certifications of Scott Kriens, our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
In 2007, we initiated a multi-year implementation to upgrade our Enterprise Resource Planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. In addition, Scott Kriens, our CEO, has been designated to serve as our interim CFO until such time as we hire a new CFO. Our management is taking the necessary steps to monitor and maintain appropriate internal controls during these periods of change. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO has concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
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

State Derivative Lawsuits — California
On May 24, 2006 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against us and certain of our current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of our current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options.
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against us and certain of our current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001 through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims. The motion is scheduled for hearing on September 10, 2007.
Calamore Proxy Statement Action
On March 28, 2007 an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against us and certain of our current and former officers and directors. The complaint alleges that the proxy statement for our 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to our 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, we filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff has until August 20, 2007 to file an amended complaint.
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
In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement.
Toshiba Patent Infringement Litigation
On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against us, alleging that certain of our products infringed several Toshiba patents, and seeking an injunction and unspecified damages. A Markman hearing was held in April 2006, and a ruling favorable to us was issued on June 28, 2006. Based on the ruling, Toshiba stipulated to non-infringement of the asserted patents and subsequently appealed the ruling to the United States Court of Appeals for the Federal Circuit. The appeal was heard by the Court of Appeals on July 11, 2007.
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
In conjunction with the IRS income tax audit, certain of our US payroll tax returns were examined for fiscal years 1999 — 2001, and we received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. We agreed to settle this issue with the IRS through the appeals process for approximately $2.7 million and made this payment in the second quarter of 2007.
Subsequent to June 30, 2007, the IRS opened an examination of our U.S. federal income tax and employment tax returns for the 2004 fiscal year.
Item 1A. Risk Factors
The risk factors included herein include any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A to Part I of our 2006 Annual Report on Form 10-K.
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
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Nokia-Siemens Networks B.V. (“NSN”) contributed more than 10% of revenue in the three months ending June 30, 2006. NSN and Verizon Communications, Inc. each accounted for greater than 10% of our net revenues for the six months ended June 30, 2007. Siemens AG and Verizon Communications Inc. each accounted for greater than 10% of our net revenue for the three months ended June 30, 2006 and Siemens AG accounted for greater than 10% of our net revenue in the six months ended June 30, 2006. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of Nokia-Siemens Networks and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products or their own competitive products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. During 2006, Alcatel, a value-added reseller and a competitor of ours, acquired Lucent, one of our largest value-added resellers. In addition, in April 2007 our largest customer, Siemens, transferred its telecommunications business to Nokia-Siemens Networks, a joint venture between Siemens and Nokia. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.
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
We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate, develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.
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
In addition, we were party to a lawsuit which seeks to enjoin us from granting equity awards under our 2006 Equity Incentive Plan (the “2006 Plan”), as well as to invalidate all awards granted under such plan to date. Although this suit was dismissed in July 2007, the plaintiffs may choose to amend and re-file it. The 2006 Plan is the only active plan under which we currently grant stock options and restricted stock units to our employees. If this lawsuit is re-filed and not resolved in our favor, we may be prevented from using the 2006 Plan to provide these equity awards to recruit new employees or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in high technology industries such as ours. Accordingly, our ability to hire, retain and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.
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
Our ability to process orders and ship products in a timely manner is dependent in part on our business systems and performance of the systems and processes of third parties such as our contract manufacturers, suppliers or other partners, as well as interfaces with the systems of such third parties. If our systems, the systems and processes of those third parties or the interfaces between them experience delays or fail, our business processes and our ability to build and ship products could be impacted, and our financial results could be harmed.
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
Because a majority of our business is conducted outside the United States, we are exposed to fluctuations in foreign currency exchange rates. These fluctuations could have a material adverse impact on our financial results and cash flows.
Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the Japanese Yen, Indian Rupee, British Pound and the Euro, related to our operations outside of the United States. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.
Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency operating expenses. The hedging activities undertaken by us are intended to partially offset the impact of currency fluctuations. If our attempts to hedge against these risks are not successful, our net income could be adversely impacted.
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
We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, this impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT segment, primarily due to the decline in our market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Further declines in our stock prices in the future as well as any marked decline in our level of revenues or gross margins increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
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
We are currently implementing a new enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.
We recently initiated a project to upgrade our enterprise resource planning (“ERP”) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new ERP system, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of the new ERP system may be much more costly than we anticipated. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.
Regulation of the telecommunications industry could harm our operating results and future prospects.
The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could address matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) regulations adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, operating results and financial condition.
Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.
Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares		Maximum Dollar
			Purchased as		Value of Shares
			Part of Publicly		that May Yet Be
	Total Number	Average	Announced	Average	Purchased
	of Shares	Price Paid	Plans or	Price Paid	Under the Plans or
Period	Purchased(1)	per Share	Programs	per Share	Programs(1)
April 1 –April 30, 2007	7,032,048	$20.19	7,032,048	$20.19	$1,828,901,109
May 1 – May 31, 2007	38,558,831	23.39	38,558,831	23.39	927,184,604
June 1 – June 30, 2007	22,332,167	24.64	22,332,167	24.64	376,810,876

Total	67,923,046	$23.47	67,923,046	$23.47	$376,810,876

(1)	In February 2007, the Company’s Board of Directors approved a stock repurchase program. This program authorizes an increase of $1.0 billion under the stock repurchase program approved in July 2006. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company’s current stock repurchase program is authorized to repurchase up to a total of $2.0 billion of its common stock. Purchases under this plan will be subject to a review of the circumstances in place at the time. Acquisitions under this stock repurchase program will be made from time to time as permitted by securities laws and other legal requirements. During the three and six months ended June 30, 2007, the Company repurchased and retired 67,923,046 shares and 69,443,946 shares of common stock at an average price of $23.47 per share and $23.37 per share, respectively.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of Juniper Networks, Inc. was held on May 17, 2007 at 1220 N. Mathilda Ave., Sunnyvale, California. The results of the voting on the matters submitted to the stockholders are as follows:
1.	To elect two members of the Company’s Board of Directors.

	Votes For	Withheld
Robert Calderoni	458,872,288	40,397,147
Pradeep Sindhu	489,265,164	10,004,271
2.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007.

Votes for:	489,121,294
Votes against:	7,228,135
Abstain:	2,918,796

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003)

10.1	Summary of Compensatory Arrangements for Certain Officers adopted on April 30, 2007 and May 1, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007)

10.2	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc. August 8, 2007

By:	/s/ Scott Kriens Scott Kriens
Chairman, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003)

10.1	Summary of Compensatory Arrangements for Certain Officers adopted on April 30, 2007 and May 1, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007)

10.2	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002