Form 10-Q
period 2007-09-30
JUNIPER NETWORKS INC
filed 2007-11-09
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     There were approximately 521,600,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of October 31, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues:
Product	$606,769	$467,237	$1,658,237	$1,410,152
Service	128,279	106,330	368,669	297,598

Total net revenues	735,048	573,567	2,026,906	1,707,750
Cost of revenues:
Product	168,123	140,787	482,956	421,221
Service	64,163	49,398	182,213	142,834

Total cost of revenues	232,286	190,185	665,169	564,055

Gross margin	502,762	383,382	1,361,737	1,143,695

Operating expenses:
Research and development	167,887	123,389	457,682	353,299
Sales and marketing	177,762	139,370	485,263	404,800
General and administrative	29,182	24,542	84,436	71,807
Amortization of purchased intangible assets	20,230	23,028	65,710	69,436
Impairment of goodwill and intangible assets	—	—	—	1,283,421
Other charges, net	(5,062)	15,310	9,164	21,064

Total operating expenses	389,999	325,639	1,102,255	2,203,827

Operating income (loss)	112,763	57,743	259,482	(1,060,132)
Interest and other income	19,601	28,610	80,307	73,366
Interest and other expenses	(1,656)	(808)	(3,942)	(2,710)
Gain on minority equity investment	—	—	6,745	—

Income (loss) before income taxes	130,708	85,545	342,592	(989,476)
Provision for income taxes	45,609	27,271	104,666	82,943

Net income (loss)	$85,099	$58,274	$237,926	$(1,072,419)

Net income (loss) per share:
Basic	$0.17	$0.10	$0.44	$(1.89)

Diluted	$0.15	$0.10	$0.41	$(1.89)

Shares used in computing net income (loss) per share:
Basic	515,658	568,561	543,094	566,862

Diluted	561,401	599,626	582,780	566,862

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,349,277	$1,596,333
Short-term investments	272,961	443,910
Accounts receivable, net	279,530	249,445
Deferred tax assets, net	149,985	179,989
Prepaid expenses and other current assets	53,164	52,129

Total current assets	2,104,917	2,521,806
Property and equipment, net	389,661	349,930
Long-term investments	130,101	574,061
Restricted cash	35,500	45,610
Goodwill	3,658,602	3,624,652
Purchased intangible assets, net	99,399	169,202
Long-term deferred tax assets, net	52,709	51,499
Other long-term assets	32,913	31,635

Total assets	$6,503,802	$7,368,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205,671	$179,553
Accrued compensation	120,251	110,451
Deferred revenue	383,489	312,253
Debt	399,764	—
Other accrued liabilities	123,045	160,360

Total current liabilities	1,232,220	762,617
Long-term deferred revenue	69,817	73,326
Other long-term liabilities	41,992	17,424
Long-term debt	—	399,944
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 520,235 shares and 569,234 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	5	6
Additional paid-in capital	8,083,620	7,646,047
Accumulated other comprehensive income	12,380	1,266
Accumulated deficit	(2,936,232)	(1,532,235)

Total stockholders’ equity	5,159,773	6,115,084

Total liabilities and stockholders’ equity	$6,503,802	$7,368,395

See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income (loss)	$237,926	$(1,072,419)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	143,250	129,074
Stock-based compensation	68,668	69,096
Impairment of goodwill and intangible assets	—	1,283,421
Gain on minority equity investment	(6,745)	—
Excess tax benefits from employee stock plans	(15,667)	(7,800)
Non-cash portion of debt issuance costs and disposal of property and equipment	1,317	1,122
Changes in operating assets and liabilities:
Accounts receivable, net	(20,674)	(15,609)
Prepaid expenses and other assets	14,430	27,066
Accounts payable	19,599	(6,206)
Accrued compensation	9,800	(16,004)
Other accrued liabilities	30,249	36,490
Deferred revenue	67,727	93,145

Net cash provided by operating activities	549,880	521,376

Investing Activities:
Purchases of property and equipment	(110,952)	(69,819)
Purchases of available-for-sale investments	(298,615)	(398,327)
Maturities and sales of available-for-sale investments	927,029	450,640
Changes in restricted cash	(7,407)	20,726
Minority equity investments	(75)	(3,090)
Payment for business acquisitions	(375)	(15,102)

Net cash provided by (used in) investing activities	509,605	(14,972)

Financing Activities:
Proceeds from issuance of common stock	300,987	87,138
Purchases and subsequent retirement of common stock	(1,623,195)	(186,388)
Excess tax benefits from employee stock plans	15,667	7,800

Net cash used in financing activities	(1,306,541)	(91,450)

Net (decrease) increase in cash and cash equivalents	(247,056)	414,954
Cash and cash equivalents at beginning of period	1,596,333	918,401

Cash and cash equivalents at end of period	$1,349,277	$1,333,355

Supplemental Disclosure of Non-Cash Investing Activities:
Common stock issued in connection with acquisitions	$14,840	$10,343
See accompanying Notes to the Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Description of Business
Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs and sells products and services that together provide its customers with Internet Protocol (“IP”) networking solutions. The Company organizes its business groups into the following three reportable segments: Infrastructure, Service Layer Technologies (“SLT”), and Service. The Company’s Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. The Company’s SLT segment offers networking solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, these elements provide secure networking solutions to enable customers to convert networks into more valuable assets that provide differentiation, value and increased reliability and security to end users. The Company’s Service segment delivers world-wide services, including technical support and professional services, as well as a number of education and training programs, to customers of the Infrastructure and SLT segments.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
For sales to direct end-users and value-added resellers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller. For end-users and value-added resellers, the Company has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. The Company sells certain interests in accounts receivables as part of a distributor accounts receivable financing arrangement which was established by the Company with a major financing company. Accounts receivables sold under this arrangement in advance of revenue recognition are accounted for as debt financing activity and were immaterial as of September 30, 2007 and December 31, 2006. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell—through. Deferred revenue is recorded net of the related product costs of revenue.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), performance share awards and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.
Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to but not yet vested as of the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
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
Recent Accounting Pronouncements
In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, EITF 07-3 will have on its consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.

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
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company’s cumulative effect of applying FIN 48 was a $19.0 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill.
Reclassifications
Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.
Note 2. Investments
The following is a summary of the Company’s available-for-sale investments, at fair value (in millions):

	As of
	September 30,	December 31,
	2007	2006
Government securities	$131.2	$310.9
Corporate debt securities	224.7	620.9
Asset-backed securities and other	36.3	85.4

Total fixed income securities	392.2	1,017.2
Equity investments in publicly traded companies	10.9	0.8

Total	$403.1	$1,018.0

Reported as:
Short-term investments	$273.0	$443.9
Long-term investments	130.1	574.1

Total	$403.1	$1,018.0

Maturities of the Company’s fixed income securities at September 30, 2007 were:

(In Millions)

Due within:
One year	$262.1
Between one and two years	85.1
After two years	45.0

Total	$392.2

Actual maturities of the Company’s fixed income securities may vary from the contractual maturities shown above as borrowers may have the right to call or prepay certain of the underlying instruments.

Note 3. Goodwill and Purchased Intangible Assets
Goodwill
Changes in the carrying amount of goodwill as of and for the nine months ended September 30, 2007 are as follows (in millions):

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	other	September 30,
Reportable Segments	2006	Acquisitions	Goodwill	additions	2007
Infrastructure	$971.0	$—	$—	$5.6	$976.6
Service Layer Technologies	1,856.3	—	1.1	22.3	1,879.7
Service	797.4	—	—	4.9	802.3

Total	$3,624.7	$—	$1.1	$32.8	$3,658.6

Goodwill increased $33.9 million during the nine months ended September 30, 2007. During the three and nine months ended September 30, 2007, the Company paid $6.6 million and $18.0 million, respectively, upon resolution of acquisition related indemnity issues and the release by the Company of amount held in escrow funds associated with past acquisitions. In addition, during the three and nine months ended September 30, 2007, the Company distributed from an escrow account approximately 26,000 shares and 0.8 million shares of its common stock, with an aggregate fair value of $0.7 million and $14.8 million, respectively, in connection with the resolution of certain indemnity obligations related to a past acquisition.
Juniper Networks conducted its annual impairment test as of November 1, 2006 and determined that the carrying value of its goodwill was not impaired. There were no events or circumstances from that date through September 30, 2007 that would impact this assessment and, therefore, there were no impairment charges recognized for the three and nine months ended September 30, 2007.
There was no impairment of goodwill for the three months ended September 30, 2006. In the nine months ended September 30, 2006, the Company concluded that the carrying value of goodwill for the SLT segment was impaired and recorded an impairment charge of $1,280.0 million. The impairment of goodwill was primarily attributable to the decline in the Company’s market capitalization that occurred over the first six months of 2006 and, to a lesser extent, a decrease in the forecasted future cash flows used in the impairment assessment.
The Company allocated the purchase price of acquisitions to the tangible and intangible assets acquired and liabilities assumed based on their fair values. The excess purchase price over those fair values is recorded as goodwill. Such amount is then allocated to each reportable segment based upon the underlying business of the acquired companies. When performing the goodwill impairment review for the nine months ended September 30, 2006, the Company determined that it had four reporting units, consisting of the Infrastructure and Service segments, and the Security Product Group (“SPG”) and Application Acceleration Product Group (“APG”). The SPG and APG reporting units comprised the SLT segment. The first step of the impairment review compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units at the time of the impairment. The Company utilized independent external service providers to assist in the determination of the fair value of the reporting units using a combination of the market and income approaches. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. In determining the carrying value of the reporting units, the Company allocated the fair values of shared tangible net assets to each reporting unit based on revenue. As the fair values of the SPG and APG reporting units were lower than the allocated book values, the Company performed step two of the goodwill impairment calculation for those two reporting units within the SLT segment.

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
In the first quarter of 2007, certain management changes and organization realignment resulted in the elimination of the separate APG and SPG reporting units within the SLT reportable segment. Accordingly, the goodwill of the APG and SPG reporting units were combined into the SLT reportable segment and the Company’s reporting units and reportable segments are the same for the periods presented.
Future impairment indicators, including declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require impairment charges to be recorded.
Purchased Intangible Assets
The following is a summary of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of September 30, 2007:
Technologies and patents	$379.6	$(307.0)	$72.6
Other	68.9	(42.1)	26.8

Total	$448.5	$(349.1)	$99.4

As of December 31, 2006:
Technologies and patents	$379.6	$(242.6)	$137.0
Other	68.9	(36.7)	32.2

Total	$448.5	$(279.3)	$169.2

There were no additions or impairment to purchased intangible assets during the three and nine months ended September 30, 2007. In the three and nine months ended September 30, 2006, the Company recorded an impairment charge of nil and $3.4 million, respectively. The impairment charge recognized in 2006 was due to a significant decrease in forecasted cash flows associated with its stand-alone session border control (“SBC”) products.
Amortization expense of purchased intangible assets of $21.6 million and $24.4 million for the three months ended September 30, 2007 and 2006, respectively, and $69.8 million and $73.5 million for the nine months ended September 30, 2007 and 2006, respectively, were included in operating expenses and cost of product revenues.
The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year Ending December 31,	Amount
2007 (remaining three months)	$21.6
2008	46.2
2009	17.9
2010	4.2
2011	2.0
Thereafter	7.5

Total	$99.4

Note 4. Other Financial Information
Restricted Cash
As of September 30, 2007 and December 31, 2006, restricted cash was $35.5 million and $45.6 million, respectively, and consisted of escrow accounts required by certain acquisitions completed in 2005 and the Directors & Officers (“D&O”) trust. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors and officers arising from their activities in the event that the Company does not provide or is financially incapable of providing indemnification. During the three months ended September 30, 2007, the

Company increased its D&O trust funding by $10.0 million to $33.3 million to increase coverage as the Company grows. During the nine months ended September 30, 2007, the additional funding for the D&O trust was partially offset by a reduction of $2.8 million in its D&O and escrow balances. In addition, the Company also released $6.6 million and $17.6 million from restricted cash for escrow payments associated with past acquisitions during the three and nine months ended September 30, 2007, respectively.
In the three months ended September 30, 2006, the Company reduced restricted cash by $2.0 million related to the cash distribution for the partial resolution of certain indemnity obligations for a past acquisition. In the nine months ended September 30, 2006, the Company reduced restricted cash by $20.8 million, of which $5.9 million was related to the removal of deposit requirements for standby letters of credits issued for facility leases, and $15.1 million was related to the cash distributions for the resolution of certain indemnity obligations for past acquisitions.
Minority Equity Investments
As of September 30, 2007 and December 31, 2006, the carrying values of the Company’s minority equity investments in privately held companies of $19.3 million and $20.4 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets.
In June 2007, one of the Company’s minority equity investments completed an initial public offering (“IPO”). Upon completion of the IPO, the Company reclassified the minority equity investment to available-for-sale investments and realized a gain of $6.7 million, based upon the market value at the time of IPO and the Company’s cost basis, during the nine months ended September 30, 2007. Subsequent to the IPO, the Company’s investment in this publicly traded entity is included in available-for-sale investments. Available-for-sale investments are periodically adjusted to fair value through comprehensive income. Realized gains and losses and declines in value judged to be other than temporary for all available-for-sale investments are included in interest and other income in the condensed consolidated statement of operations.
In addition, during the three and nine months ended September 30, 2007, the Company made an additional investment of $0.1 million in one of its minority equity investments.
Other Short-Term Accrued Liabilities
Details of the Company’s other short-term accrued liabilities are as follows (in millions):

	As of
	September 30,	December 31,
	2007	2006
Accrued warranty	$36.2	$34.8
Income taxes payable	9.7	38.5
Other accrued liabilities	77.1	87.1

Total	$123.0	$160.4

Changes in the Company’s warranty reserve are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$35.7	$35.2	$34.8	$35.3
Provisions made during the period	10.6	6.8	31.9	27.3
Changes in estimates	—	(1.5)	—	(4.7)
Actual costs incurred during the period	(10.1)	(6.4)	(30.5)	(23.8)

Ending balance	$36.2	$34.1	$36.2	$34.1

Reported as:
Current	$36.2	$27.5	$36.2	$27.5
Non-current	—	6.6	—	6.6

Ending balance	$36.2	$34.1	$36.2	$34.1

Other Long-Term Accrued Liabilities
Details of the Company’s other long-term accrued liabilities are as follows (in millions):

	As of
	September 30,	December 31,
	2007	2006
Income taxes payable	$24.5	$—
Other accrued liabilities	17.5	17.4

Total	$42.0	$17.4

Restructuring Reserves
The following table summarizes changes in the Company’s restructuring reserves which are included in other accrued liabilities (in millions):

	Remaining			Remaining
	Liability as of			Liability as of
	December 31,	Cash		September 30,
	2006	Payments	Adjustment	2007
Restructuring reserves — Facilities	$1.5	$(0.7)	$—	$0.8

Reported as:
Short-term	$0.9	$(0.2)	$—	$0.7
Long-term	0.6	(0.5)	—	0.1

Total	$1.5	$(0.7)	$—	$0.8

All restructuring reserves as of September 30, 2007 and December 31, 2006 were associated with future facility charges and will be paid over the remaining respective lease terms through April 2009. The difference between the actual future rent payments and the restructuring reserves will be recorded as operating expenses when incurred.
Acquisition Related Restructuring Reserves
The following table summarizes changes in the Company’s acquisition related restructuring reserves which are included in other accrued liabilities (in millions):

	Remaining			Remaining
	Liability as of			Liability as of
	December 31,	Cash		September 30,
	2006	Payments	Adjustment	2007
Facilities	$3.3	$(1.4)	$(0.2)	$1.7
Other charges	0.3	—	(0.1)	0.2

Total	$3.6	$(1.4)	$(0.3)	$1.9

Reported as:
Short-term	$2.1	$(0.6)	$(0.3)	$1.2
Long-term	1.5	(0.8)	—	0.7

Total	$3.6	$(1.4)	$(0.3)	$1.9

The majority of the acquisition related restructuring reserves as of September 30, 2007 and December 31, 2006 were associated with future facility charges and will be paid over the remaining respective lease terms through March 2011. The difference between the actual future rent payments and the restructuring reserves will be recorded as operating expenses when incurred.

Deferred Revenue
Product deferred revenue, net of the related cost of revenue, includes shipments to end-users, value-add resellers, and distributors. Details of the Company’s net deferred revenue are as follows (in millions):

	As of
	September 30,	December 31,
	2007	2006
Product	$121.9	$102.8
Service	331.4	282.8

Total	$453.3	$385.6

Reported as:
Current	$383.5	$312.3
Non-current	69.8	73.3

Total	$453.3	$385.6

Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning Balance	$(3,025.1)	$(1,661.5)	$(1,532.2)	$(344.4)
Cumulative effect of adoption of FIN 48 (see Note 8)	3.8	—	(19.2)	—
Retirement of common stock (see Note 6)	—	—	(1,622.7)	(186.4)
Net income (loss)	85.1	58.3	237.9	(1,072.4)

Ending Balance	$(2,936.2)	$(1,603.2)	$(2,936.2)	$(1,603.2)

Stock-Based Compensation Expense
Amortization of stock-based compensation was included in the following cost and expense categories (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues — Product	$0.5	$0.5	$1.5	$1.5
Cost of revenues — Service	1.8	1.6	7.0	4.5
Research and development	9.2	9.4	28.6	28.8
Sales and marketing	6.6	8.1	21.9	24.2
General and administrative	3.1	3.3	9.7	10.1

Total	$21.2	$22.9	$68.7	$69.1

Other Charges, Net
Other charges recognized consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Restructuring (adjustments) charges	$(0.1)	$—	$(0.4)	$0.5
Acquisition related compensation charges	0.3	1.4	0.9	4.2
Gain on legal settlement, net	(5.3)	—	(5.3)	—
Stock option investigation costs	—	11.4	6.0	13.9
Tax related charges	—	2.5	8.0	2.5

Total	$(5.1)	$15.3	$9.2	$21.1

The Company made immaterial adjustments to the restructuring reserve for the three and nine months ended September 30, 2007, respectively. Acquisition related compensation charges of $0.3 million and $0.9 million were recognized in the three and nine months ended September 30, 2007, respectively, for a bonus accrual payable to employees of a past acquisition. The Company recorded a $5.3 million net gain in connection with cash proceeds totaling $6.2 million on legal settlement, net of related transaction costs incurred in the three months ended September 30, 2007 of $0.9 million, during the three and nine months ended September 30, 2007. Stock option investigation costs were nil and $6.0 million for the three and nine months ended September 30, 2007, respectively. In addition, the Company recognized tax related charges of nil and $8.0 million in the three and nine months ended September 30, 2007, respectively, pertaining to the amendment of certain stock options.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$85.1	$58.3	$237.9	$(1,072.4)
Change in net unrealized (losses) gains on investments	(0.1)	6.3	5.6	4.3
Change in foreign currency translation adjustment	1.8	0.7	5.5	2.6

Total comprehensive income (loss)	$86.8	$65.3	$249.0	$(1,065.5)

Derivatives
Derivatives used to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities are carried at fair value with changes recorded in other expenses. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities between one and two months.
Derivatives used to hedge certain forecasted foreign currency transactions relating to operating expenses are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2007 and 2006, respectively, in interest and other expense in its condensed consolidated statements of operations.
Note 5. Net Income (Loss) per Share
The calculation of basic and diluted net income (loss) per share is summarized as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$85.1	$58.3	$237.9	$(1,072.4)

Denominator:
Denominator for basic net income (loss) per share	515.7	568.6	543.1	566.9
Common stock equivalents from convertible debt	19.9	19.9	19.9	—
Common stock equivalents from employee stock awards	25.8	11.1	19.8	—

Denominator for diluted net income (loss) per share	561.4	599.6	582.8	566.9

Net income (loss) per share:
Basic	$0.17	$0.10	$0.44	$(1.89)

Diluted	$0.15	$0.10	$0.41	$(1.89)

For the three and nine months ended September 30, 2007, approximately 3.4 million and 17.6 million common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2006, approximately 58.8 million and 85.2 million common stock equivalents, respectively, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
Note 6. Stockholders’ Equity
Stock Repurchase Activities
In July 2006, the Company’s Board approved a new stock repurchase program (“2006 Stock Repurchase Program”) authorizing the Company to repurchase up to $1.0 billion of Juniper Networks’ common stock under this program. In February 2007, the Company’s Board approved an increase of $1.0 billion under this stock repurchase program. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company is now authorized to repurchase up to a total of $2.0 billion of its common stock under the 2006 Stock Repurchase Program. Purchases under the 2006 Stock Repurchase Program are made from time to time as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at the time. During the three months ended September 30, 2007, the Company did not repurchase any common stock. During the nine months ended September 30, 2007, the Company repurchased 69.4 million shares of common stock via open market purchases at an average price of $23.37 per share. The total purchase price of $1,623.2 million was reflected as an increase to accumulated deficit and a decrease to additional paid-in capital for the nine months ended September 30, 2007. Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes. All common shares repurchased under this program have been retired. The Company has not made subsequent repurchases under this program through the report filing date. As of the filing of this report, the 2006 Stock Repurchase Program has remaining authorized funds of $376.8 million and a total of 69.4 million common shares have been repurchased and retired since the inception of this program, for approximately $1,623.2 million at an average price of $23.37 per share. Additional purchases under this stock repurchase program may be made from time to time and are subject to a review of circumstances in place at the time. This program may be discontinued at any time.
No common shares were repurchased in the three months ended September 30, 2006. In the nine months ended September 30, 2006, the Company repurchased 10.1 million common shares at an average price of $18.51 per share as part of the $250.0 million stock repurchase program approved in July 2004 (“2004 Stock Repurchase Program”). The Company has completed the 2004 Stock Repurchase Program and repurchased a total of 12.9 million common shares since the inception of this program, for approximately $250.0 million at an average price of $19.32 per share. All common shares repurchased under this program have been retired.
Stock Option Plans
2006 Equity Incentive Plan
On May 18, 2006, the Company’s stockholders adopted the 2006 Equity Incentive Plan (“2006 Plan”) to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units and dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the non-employee members of the Company’s Board (“outside directors”).
The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the Amended and Restated 1996 Stock Plan (“1996 Plan”) and the 2000 Nonstatutory Stock Option Plan (“2000 Plan”) that subsequently expired unexercised after May 18, 2006 up to a maximum of 75,000,000 additional shares of the common stock. Restricted stock awards, performance share awards or RSUs with a per share or unit purchase price lower than 100% of the market price of the Company’s common stock on the day of the grant are counted against shares authorized under the 2006 Plan as two and one-tenth shares for every one share. In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes. No unvested shares were subject to repurchase as of September 30, 2007.
No restricted stock, stock appreciation right, deferred stock unit or dividend equivalent had been issued as of September 30, 2007. Under the 2006 Plan, the Company had issued stock options covering 19.6 million shares of its common stock as well as RSUs and performance shares awards covering 2.9 million shares of its common stock as of September 30, 2007.
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
Plans Assumed Upon Acquisitions
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of September 30, 2007, there were approximately 4.0 million common shares subject to options and no restricted stock outstanding under plans assumed through past acquisitions. There were no restricted stock repurchases during the three and nine months ended September 30, 2007.
Equity Award Activity
In the three and nine months ended September 30, 2007, the Company granted RSUs covering approximately 0.2 million shares and 2.2 million shares, respectively, of common stock to its employees under the 2006 Plan. Such awards generally vest over a period of three or four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the RSUs are not considered issued and outstanding. The Company expenses the cost of RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. In addition to RSUs, the Company also granted employee stock options covering 2.1 million and 13.0 million shares of common stock under the 2006 Plan during the three and nine months ended September 30, 2007, respectively. In the first quarter of 2007, the Board also granted performance share awards to eligible executives covering up to a maximum of 0.7 million shares of common stock that vest in 2010 provided certain annual performance targets and other vesting criteria are met. No new performance share awards were granted to the Company’s executives in the three months ended September 30, 2007. The Company accrued stock compensation expense of $0.1 million and

$0.3 million for the three and nine months ended September 30, 2007, respectively, in connection with such performance share awards.
The Company’s equity award activities and related information as of and for the nine months ended September 30, 2007 is summarized as follows:

		Outstanding Options
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares(4)	Price	Term	Intrinsic Value(4)
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2007	60,542	82,092	$18.75
RSUs and performance share awards granted(2)	(4,683)	—	—
Options granted	(12,977)	12,977	21.48
RSUs canceled	470	—	—
Options canceled (3)	2,366	(2,508)	19.18
Options exercised	—	(19,835)	15.20
Options expired(3)	4,049	(4,147)	24.97

Balance at September 30, 2007	49,767	68,579	$19.91	5.6	$1,178,075

(1)	Shares available for grant under the 2006 Plan.

(2)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The Company granted RSUs and performance share awards covering approximately 0.2 million shares and 2.2 million shares of common stock in the three and nine months ended September 30, 2007, respectively.

(3)	Canceled or expired options under the 1996 Plan, the 2000 Plan, and the stock plans of previously acquired companies are no longer available for future grant under such plans, except that shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(4)	Aggregate intrinsic value for options represents the difference between the Company’s closing stock price on the last trading day of the reporting period, which was $36.61 as of September 30, 2007, and the exercise prices of the outstanding awards. In addition to the outstanding options covering 68.6 million shares of common stock, the Company had RSUs and performance share awards covering 5.0 million shares of common stock outstanding as of September 30, 2007, with an aggregate intrinsic value of $182.3 million and a weighted average remaining contractual life of 1.5 years. See discussion under the “Restricted Stock Units and Performance Share Awards Activities” section below.
A summary of the Company’s vested or expected-to-vest options and exercisable options as of September 30, 2007 is set forth in the following table:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value(1)
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	63,064	$19.92	5.6	$1,084,911
Exercisable options	46,332	19.91	5.3	806,373

(1)	Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the reporting period, which was $36.61 per share as of September 30, 2007, and the exercise price multiplied by the number of shares subject to the related options.
As of September 30, 2007, options covering approximately 46 million shares of common stock were exercisable at a weighted average exercise price of $19.91 each. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $160.6 million and $247.1 million for the three and nine months ended September 30, 2007, respectively.
As of September 30, 2006, options covering approximately 61.9 million shares of common stock were exercisable at a weighted average exercise price of $19.00 each. Aggregate intrinsic value for exercisable options was $223.1 million as of September 30, 2006. The pre-tax intrinsic value of options exercised was $9.2 million and $107.8 million, for the three and nine months ended September 30, 2006, respectively.
The total fair value of options that vested during the three and nine months ended September 30, 2007 was $19.7 million and $64.5 million, respectively. As of September 30, 2007, approximately $113 million of net unrecognized stock-based compensation cost related to stock options was expected to be recognized over a weighted-average period of three years. Approximately $41 million was estimated to be forfeited prior to the vesting of such awards and has been excluded from the net unrecognized stock-based compensation cost.
Restricted Stock Units and Performance Share Awards Activities
The following schedule summarizes information about the Company’s RSUs and performance share awards as of September 30, 2007:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
	(In thousands)	(In dollars)	(In years)	(In thousands)
Shares subject to outstanding RSUs and performance share awards	4,978	—	1.5	$182,251
Vested and expected to vest RSUs and performance share awards	3,602	—	1.4	131,869

(1)	Aggregate intrinsic value for RSUs and performance share awards represents the Company’s closing stock price on the last trading day of the reporting period, which was $36.61 per share as of September 30, 2007, multiplied by the number of shares subject to the related RSUs and performance share awards.
None of the outstanding RSUs or performance share awards were vested or exercisable as of September 30, 2007. The shares subject to these outstanding RSUs and performance share awards have been deducted from the shares available for grant under the 2006 Plan according to its terms. The weighted average grant date fair value of restricted stock units and, if applicable, performance share awards, granted was $32.29 and $19.79 each for the three and nine months ended September 30, 2007, respectively, and was $14.08 and $18.45 each for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, approximately $44 million of net unrecognized compensation cost related to RSUs and performance share awards was expected to be recognized over a weighted-average period of approximately 2.4 years. Approximately $19 million was estimated to be forfeited prior to the vesting of such awards.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the applicable offering period or on the last trading day of the applicable offering period. On December 16, 2005, the Board amended the ESPP to eliminate the ability of a participant under the ESPP to increase the rate of the participants’ payroll deductions during any offering period (as defined in the ESPP). This change was effective beginning with the offering period commencing on February 1,

2006. The Company had suspended its employee payroll withholdings for the purchase of its common stock under the ESPP offering period from August 2006 through January 31, 2007. In January 2007, the Board of Directors approved a delay of the start of the next offering period from February 1, 2007 to April 1, 2007 (such offering period ended on July 31, 2007). Pre-tax compensation expense of $2.4 million and $4.8 million was recorded in the three and nine months ended September 30, 2007, respectively, for stock costs associated with the ESPP. No expense was recorded in the first quarter of 2007 due to the temporary suspension of the Plan. As of September 30, 2007, approximately 7.1 million shares had been issued and 10.9 million shares remained available for future issuance under the ESPP.
Valuation of Stock-Based Compensation
SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected term, and risk-free interest rates. The expected volatility is the weighted average of the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and the implied volatility of market traded options on the Company’s common stock. The expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.
In 2006, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant. As a result, the expected term assumption used in the three and nine months ended September 30, 2007 and 2006 reflects the shorter contractual life of the new option awards granted during the period.
The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during the periods referenced below are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employee Stock Options:
Dividend yield	—	—	—	—
Volatility factor	40%	41%	39%	39%
Risk-free interest rate	4.5%	4.9%	4.6%	4.8%
Expected life (years)	3.5	3.5	3.6	3.5
Weighted-average per share fair value of options granted during the periods	$11.4	$5.2	$7.5	$6.0

Employee Stock Purchase Plan:
Dividend yield	—	—	—	—
Volatility factor	37%	35%	38%	33%
Risk-free interest rate	5.0%	4.6%	5.0%	4.2%
Expected life (years)	0.5	0.5	0.4	0.5
Weighted-average fair value of employee stock purchases during the periods	$8.2	$4.7	$6.5	$5.2
Weighted-average per share fair value of RSUs granted during the periods	$32.3	$14.1	$19.8	$18.5
Extension of Stock Option Exercise Periods for Former Employees
The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its periodic reporting obligations with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). Stock options covering approximately 660,000 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction during the first quarter of 2007. The Company extended the expiration date of these stock options to April 7, 2007, the end of a 30—day period subsequent to the Company’s filing of its required regulatory reports. As a result of the extensions, the fair values of such stock options had been reclassified to current liabilities subsequent to the modification and were subject to mark-to-market provisions at the end of each reporting period until the earlier of settlement or April 7, 2007. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded an expense of approximately $4.3 million in the first quarter of 2007. In addition, the Company recorded an expense of $4.4 million in the first quarter of 2007 associated with the approximately 1,446,000 shares covered by such options which had exercise periods extended in 2006 as a result of the trading black-out period restriction. As of September 30, 2007, all of these extended stock options were either exercised or expired un-exercised. All previously recorded liabilities associated with such extensions were reclassified to additional paid-in capital by the second quarter of 2007.
Amendment of Certain Stock Options
In April 2007, the Company completed a tender offer to amend certain options granted under the 1996 Stock Plan and the 2000 Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A (“409A issue”) or Canadian tax laws and regulations. In exchange for increasing the strike price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with this offer, the Company amended options to purchase 4.3 million shares of its common stock and committed to make aggregate cash payments of $7.6 million to offer participants and recorded such amount in operating expense for the nine months ended September 30, 2007.
In addition, the Company entered into separate agreements with two executives in April and May of 2007 to amend their unexercised stock options covering 0.1 million shares of the Company’s common stock in order to cure the 409A issue associated with such stock options. As a result, the Company has committed to make aggregate cash payments of $0.4 million and recorded this payment liability as operating expense for the nine months ended September 30, 2007.
Note 7. Segment Information
The Company’s chief operating decision maker (“CODM”) and senior management team (together, “management”) allocate resources and assess performance based on financial information by the Company’s business groups which are categorized into the following three reportable segments: Infrastructure, SLT, and Service. For arrangements with both Infrastructure and SLT products, revenue is attributed to the segment based on the underlying purchase order, contract or sell-through report.
The Infrastructure segment includes products from the E-, M-, T- and MX-series router product families as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”) systems and appliances, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention appliances (“IDP”), application front end platforms, the J-series router product family and wide area network (“WAN”) optimization platforms. The Service segment delivers world-wide services to customers of the Infrastructure and the SLT segments.
The primary financial measure used by management in assessing performance and allocating resources to the segments is management operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs and operating expenses, such as standard costs, research and development, and product marketing expenses, are generally applied to each reportable segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each reportable segment based on factors including headcount and revenue. The CODM does not allocate stock-based compensation, amortization, impairment, gain or loss on minority equity investments, interest income and expense, other income and expense, income taxes, as well as certain other charges to segments. With management’s organizational alignment initiatives and the ever-evolving business environment such as changes in products or markets, acquisitions, long-term growth strategies, and the experience and responsibilities of the senior executives in charge, the Company may periodically reorganize its segments consistent with corresponding changes in its organizational structure.
Financial information for each reportable segment used by management to make financial decisions and allocate resources is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006*	2007	2006*
Net Revenues:
Infrastructure	$464.7	$345.6	$1,252.8	$1,060.8
Service Layer Technologies	142.1	121.7	405.4	349.4
Service	128.2	106.3	368.7	297.6

Total net revenues	$735.0	$573.6	$2,026.9	$1,707.8

Operating income (loss):
Management operating income (loss):
Infrastructure	$139.6	$94.2	$350.2	$322.3
Service Layer Technologies	(13.6)	(1.3)	(26.0)	(8.6)
Service	28.9	28.9	89.5	77.3

Total management operating income	154.9	121.8	413.7	391.0
Amortization of purchased intangible assets	(21.6)	(24.4)	(69.8)	(73.5)
Stock-based compensation expense	(21.2)	(22.9)	(68.7)	(69.1)
Stock-based compensation related payroll tax	(4.4)	(0.1)	(6.5)	(2.6)
Impairment of goodwill and intangibles	—	—	—	(1,283.4)
Restructuring charges in cost of product revenues	—	(1.4)	—	(1.4)
Other charges, net	5.1	(15.3)	(9.2)	(21.1)

Total operating income (loss)	112.8	57.7	259.5	(1,060.1)
Interest and other income	19.6	28.6	80.3	73.3
Interest and other expense	(1.7)	(0.8)	(3.9)	(2.7)
Gain on minority equity investment	—	—	6.7	—

Income (loss) before income taxes	$130.7	$85.5	$342.6	$(989.5)

*	Prior year information has been revised to conform to the current period presentation.
The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006*	2007	2006*
Americas:
United States	$306.6	$226.3	$875.9	$706.4
Other	38.8	19.8	80.1	65.5

Total Americas	345.4	246.1	956.0	771.9
Europe, Middle East and Africa	239.1	194.1	646.4	593.1
Asia Pacific	150.5	133.4	424.5	342.8

Total	$735.0	$573.6	$2,026.9	$1,707.8

*	Prior year information has been revised to conform to the current period presentation.
Nokia-Siemens Networks B.V. (“NSN”) and its predecessor companies accounted for approximately 11.5% and 13.5% of the Company’s net revenues for the three and nine months ended September 30, 2007, respectively. The revenues attributed to this customer were derived from the sale of products and services in all three reportable segments.

Siemens AG and Ericsson Telekom A.B. individually accounted for approximately 13.3% and 11.1% of the Company’s net revenues for the three months ended September 30, 2006, respectively. Siemens individually accounted for approximately 14.6% of the Company’s net revenues for the nine months ended September 30, 2006. The revenue attributed to these customers was derived from the sale of products and services in all three reportable segments.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of September 30, 2007 and December 31, 2006. Although management reviews asset information on a corporate level, the CODM does not review asset information on a segment basis.
Note 8. Income Taxes
The Company recorded tax provisions of $45.6 million and $27.3 million for the three months ended September 30, 2007 and 2006, or effective tax rates of 35% and 32%, respectively. The Company recorded tax provisions of $104.7 million and $82.9 million for the nine months ended September 30, 2007 and 2006, or effective tax rates of 31% and -8%, respectively. The effective tax rates for the three and nine months ended September 30, 2007 are substantially similar to the federal statutory rate. The rates reflect the benefit of income in foreign jurisdictions which are subject to lower rates and research and development credits in the United States. The difference between rates for the three and nine months ended September 30, 2007 is primarily related to stock option charges which are disallowed in certain jurisdictions. The effective tax rate for the three months ended September 30, 2006 differs from the federal statutory rate primarily due to earnings in foreign jurisdictions which are subject to lower rates. The effective tax rate for the nine months ended September 30, 2006 differs from the federal statutory rate primarily due to the goodwill impairment charge in 2006, which is non-deductible for income tax purposes. The Company’s income taxes currently payable for federal and state purposes have been reduced by the tax benefit from employee stock option transactions. These benefits totaled $25.9 million and $35.8 million for the three and nine months ended September 30, 2007, respectively, and were reflected as an increase to additional paid-in capital.
The Company adopted the provisions of FIN 48 on January 1, 2007, the first day of fiscal 2007. The cumulative effect of applying FIN 48 was a $19.0 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill. Upon adoption, the total amount of gross unrecognized tax benefits was $90.0 million. Included in this balance was approximately $75 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company is currently under examination by the Internal Revenue Service (IRS) for the 2004 tax year. Additionally, the Company has not reached final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company was not under examination by any other major jurisdictions in which the Company files its income tax returns as of September 30, 2007. It is possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible change cannot be made at this time.
In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statement of operations. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest expense and penalties of $4.1 million within other long-term liabilities in the condensed consolidated balance sheets as of the date of adoption of FIN 48.
The change in the gross unrecognized tax benefits increased by approximately $11.0 million for the nine months ended September 30, 2007, of which $10.0 million, if recognized, would affect the effective tax rate. Interest and penalties accrued for the same period were approximately $2.0 million.
The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland, Hong Kong, U.K., France, Germany, The Netherlands, Japan, China, Australia, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if the attributes either have been or will be used in a future period.

In July 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequent to September 30, 2007, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006.
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
In conjunction with the IRS income tax audit, certain of the Company’s U.S. payroll tax returns were examined for fiscal years 1999 through 2001, and the Company received a second NOPA in the amount of $11.7 million for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company agreed to settle this issue with the IRS through the appeals process and recognized other expense of $0.2 million and $2.5 million, which was included in operating expenses within the condensed consolidated statement of operations, in the nine months ended September 30, 2007 and 2006, respectively, related to the settlement. The Company paid the settlement in full in the nine months ended September 30, 2007.
Note 9. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of September 30, 2007 (in millions):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases, net of committed subleases	$216.6	$12.4	$47.6	$40.0	$36.5	$32.6	$47.5
Senior notes	399.8	—	399.8	—	—	—	—
Purchase commitments	98.1	98.1	—	—	—	—	—
Other contractual obligations	12.9	2.9	5.0	5.0	—	—	—

Total	$727.4	$113.4	$452.4	$45.0	$36.5	$32.6	$47.5

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2016.
Senior Notes
As of September 30, 2007, the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes) had a carrying value of $399.8 million. The Senior Notes are due on June 15, 2008. The Company reclassified its Senior Notes from long-term liabilities to short-term liabilities in the condensed consolidated balance sheet during the second quarter of 2007 because the Senior Notes are due within the next 12 months.
Credit Facility
In June 2007, the Company entered into a senior secured margin lending agreement with a third party financial institution for a maximum loan value of $400.0 million, or 90% of the fair market value of the underlying collateral, to establish a flexible draw down facility to fund additional stock repurchases, as necessary. This credit facility bore a floating interest rate equal to the three-month USD LIBOR plus 40 basis points per annum and, if utilized, would be secured by the Company’s publicly traded fixed income securities portfolio equivalent to 111% of any outstanding balance. This credit facility was terminated on September 26, 2007 and no amounts were drawn down on the facility.

Purchase Commitments
The Company does not have firm purchase commitments with its contract manufacturers although it may incur charges for obsolete or unused components purchased by its contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $98.1 million as of September 30, 2007, based on the Company’s build forecasts. The Company does not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to Juniper Networks’ agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders the Company has received from its customers or its forecast. The Company may incur a liability for products built by the contract manufacturers if the components go unused for specified periods of time and, in the meantime, the Company may be assessed carrying charges. As of September 30, 2007, the Company had accrued $22.2 million included in other accrued liabilities in the condensed consolidated balance sheet based on its estimate of such charges.
Other Contractual Obligations
As of September 30, 2007, other contractual obligations consisted primarily of the escrow amount of $2.2 million and bonus accrual of $0.6 million in connection with past acquisitions for indemnity obligations expiring in 2007 and a software subscription requiring payments of $5.0 million in both January 2008 and January 2009.
In addition, as of September 30, 2007, the Company had $24.5 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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
Stock Option Lawsuits
Federal Derivative Lawsuits
Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The lawsuits allege that the Company’s officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserts causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demands an accounting and rescission of allegedly improper stock option grants. The Company has formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interests of the Company and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle or release such claims.
State Derivative Lawsuits — California
On May 24, 2006 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options. The Company has formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interests of the Company and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle or release such claims.
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of its current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001 through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. The Court has not yet issued a ruling.
Calamore Proxy Statement Action
On March 28, 2007 an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of its current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff filed an amended complaint on August 27, 2007, and defendants filed a motion to dismiss on October 9, 2007. The motion is currently scheduled for hearing on December 3, 2007.
Settlement with the Securities and Exchange Commission
On August 28, 2007, the Company announced that the Commissioners of the SEC authorized the settlement between the Company and the SEC regarding the previously disclosed SEC inquiry into its historical stock option granting practices. Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the antifraud, reporting, books-and-

records and internal control provisions of the federal securities laws. The SEC filed the complaint, SEC v. Juniper Networks, Inc., Case No. C 07 4430-JW, in the Northern District of California on August 28, 2007. The Company’s consent to entry of final judgment was also filed on August 28, 2007. No monetary penalties were assessed against the Company in conjunction with this settlement. This settlement concludes the SEC’s formal investigation of the Company with respect to the Company’s historical stock option granting practices.
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
In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. It is uncertain whether there will be any revised or future settlement.
16(b) Demand
On October 3, 2007, a purported Juniper Networks shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-01577, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company named as a nominal defendant. No recovery is sought from the Company in this matter.
Toshiba Patent Infringement Litigation
On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against the Company, alleging that certain of the Company’s products infringed several Toshiba patents, and seeking an injunction and unspecified damages. A Markman hearing was held in April 2006, and a ruling favorable to the Company was issued on June 28, 2006. Based on the ruling, Toshiba stipulated to non-infringement of the asserted patents and subsequently appealed the ruling to the United States Court of Appeals for the Federal Circuit. The

appeal was heard by the Federal Circuit on July 11, 2007, and on September 6, 2007, the court issued a ruling affirming the District Court’s finding of non-infringement. On September 13, 2007, Juniper and Toshiba entered into a written settlement agreement and the case was subsequently dismissed with prejudice upon a joint motion filed by the parties.
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
In the third quarter of 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequent to September 30, 2007, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006.
Note 10. Related Party Transactions
The Company reimburses its CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. The Company incurred $0.1 million and $0.2 million in related expenses for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.
Rent and related expenses paid to a related party were $2.0 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively, and $4.3 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively.

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
The following discussion is based upon our Condensed Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, and the purchase of supplies, and the building of manufactured goods, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Overview of the Results of Operations
Executive Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to aid readers of our financial statements in understanding our operating results for the three and nine months ended September 30, 2007 and 2006. We have provided a brief executive overview of our performance relative to certain key financial metrics as of and for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. This executive overview should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited condensed consolidated financial statements and notes included in Item 1 of Part I of this quarterly report.
•	Net Revenues: Our net revenues for the three and nine months ended September 30, 2007 increased 28% and 19%, respectively, from the same periods in 2006. Net revenues increased in each of our three reportable segments for the three and nine months ended September 30, 2007, compared to the same periods in 2006, due to increased demand for router, security and application performance products as well as services related to those products. We saw net revenue growth in our Infrastructure segment revenues primarily from our T-Series and M-Series routers, and to a lesser extent from the recently introduced MX960 routers. Our SLT segment revenues also increased primarily from growth in our Firewall virtual private network (“Firewall”) products, and to a lesser extent increases in J-Series, Secure Socket Layer virtual private network (“SSL”), DX and WX products in the three and nine months ended September 30, 2007, compared to the same periods last year. Our Service segment revenues increased in the three and nine months ended September 30, 2007, compared to the same periods last year, primarily due to the increase in our installed base of equipment under service contracts, and to a lesser extent growth in professional service revenue.

•	Gross Margin: Gross margin increased to 68.4% and 67.2% for the three and nine months ended September 30, 2007, compared to 66.8% and 67.0% for the same periods in 2006. The improvement in gross margins is primarily due to favorable product mix of higher margin products relative to lower margin products, and to a lesser extent lower manufacturing costs achieved through production in lower cost regions.

•	Operating Margin: Our operating margin increased to 15% and 13% for the three and nine months ended September 30, 2007, respectively, compared to 10% and -62% for the comparable periods in 2006. The increase in operating margin in the three months ended September 30, 2007, compared to same period in 2006, was primarily attributable to the increase in gross margin and to a lesser extent decreases in operating expenses as a percentage of revenue. The decreases in operating expenses as a percentage of revenues were primarily due to decreases in other charges associated with stock option investigation partially offset by increases in research and development expenses in the three months ended September 30, 2007, compared to the same period in 2006. The decreases in operating expenses in the nine months ended September 30, 2007, compared to the same period in 2006, were substantially due to the goodwill impairment of $1,280.0 million in 2006.

•	Net Income (Loss) Per Share: Our diluted net income per share improved to $0.15 and $0.41 for the three and nine months ended September 30, 2007, respectively, compared to a diluted net income per share of $0.10 and a diluted net loss per share of $1.89 for the comparable periods in 2006. Net income per share improved in the three months ended September 30, 2007, compared to the same period in 2006, primarily due to increases in gross margins and decreases in stock option investigation expense. For the nine months ended September 30, 2007, the increases in diluted net income per share compared to the same period in 2006 were substantially due to our goodwill impairment of $1,280.0 million in 2006. Common stock equivalents used in the calculation of the diluted net income per share decreased in the three months ended September 30, 2007, compared to the same 2006 period, primarily due to the stock repurchases, partially offset by the dilutive impact of outstanding stock options caused by a higher stock price. In the nine months ended September 30, 2006, common stock equivalents used in the calculation of the diluted net loss per share did not include the impact of outstanding stock options due to the net loss in the period.

•	Other Financial Highlights: We used $1,623.2 million to repurchase shares of our common stock in the nine months ended September 30, 2007. Cash used in our stock repurchases was partially offset by cash flows from operating activities, investing activities and employee stock option exercises of $549.9 million, $509.6 million, and $301.0 million, respectively. As a result, our cash and cash equivalents decreased by $247.1 million or 15% in the nine months ended September 30, 2007. Cash generated from operations increased $28.5 million, compared to the comparable nine month period in 2006, primarily due to net income growth. DSO improved to 34 days as of September 30, 2007, as compared to 38 days as of December 31, 2006, primarily as a result of improved shipment linearity. Deferred revenue increased to $453.3 million as of September 30, 2007, as compared to $385.6 million as of December 31, 2006, due to increases in the amount of both product and service revenues deferrals.
Business Overview
We design and sell hardware and software products and services that together provide our customers with secure and assured Internet Protocol (“IP”) networking solutions. Our purpose-built, high performance IP platforms enable customers to support many different networking and security services and applications at scale. Our customers include suppliers of telecommunication network content such as voice and video services as well as data transfer services through wireless and wireline applications, enterprises, governments, and research and education institutions worldwide rely on us to deliver products for building networks that are tailored to the specific needs of their users, services and applications. Our portfolio of networking and security solutions supports the complex scale, security and performance requirements of many of the world’s most demanding networks. We sell our products and services through our direct sales organization, value-added resellers and distributors. We categorize users of our products and services as being in one of two markets: service provider and enterprise. Service providers include wireline, wireless, and cable operators as well as major internet content providers. Enterprise customers includes businesses, governments, and research and education institutions. Our operations are organized into the following three reportable segments:
•	Infrastructure: Our Infrastructure segment primarily offers a scalable routing portfolio that are used to control and direct network traffic. Control has growing importance due to the increasing size and complexity of IP networks at a time when service providers are looking to differentiate their organizations through value-added service offerings. These products supply the intelligence service providers need to help ensure a high quality user experience for multi-play and mobile services. Customers continued to demand scalable and reliable policy control solutions which we provide through our IP infrastructure solutions.

•	Service Layer Technologies (“SLT”): Our SLT segment offers solutions that meet a broad array of our customer’s critical information management needs. Our products help to enable customers in protecting their information network, protecting data on the network, maximizing existing bandwidth and accelerating applications across a distributed network. Our secure networking solutions empower customers to convert commoditized, best effort networks, into market differentiated, value-added services with increased reliability and security to end users.

•	Service: Our Service segment delivers world-wide technical support, professional services and education to customers of the Infrastructure and SLT segments.
For the three months ended September 30, 2007, Infrastructure, SLT and Service represented 63%, 20% and 17% of the total net revenues, respectively.
Stock Repurchase Activity
During the three months ended September 30, 2007, we did not repurchase any shares under our common stock repurchase program approved by our Board in July 2006 and February 2007 (the “2006 Stock Repurchase Program”). In the nine months ended September 30, 2007, we repurchased and retired 69.4 million common shares, at an average price of $23.37 per share for a total of $1,623.2 million as part of this program. We have not made share repurchases under this program subsequent to September 30, 2007 through the date of this report. As of the filing of this report, our 2006 Stock Repurchase Program had a remaining authorization of $376.8 million.
Stock Option Investigation and Amendment of Certain Stock Options
In the first quarter of 2007, we completed the restatement of our historical financial statements as a result of our independent stock option investigation and review of historical stock compensation practices. In addition, we regained compliance with listing standards of the NASDAQ Global Select Market. We recorded nil and $6.0 million in operating expense during the three and nine months ended September 30, 2007, respectively, in connection with this stock option investigation. We recorded expenses of $11.4 million and $13.9 million in the three and nine months ended September 30, 2006, respectively, in connection with the same investigation.
In April 2007, we completed a tender offer to amend certain options granted under the Juniper Networks, Inc. Amended & Restated 1996 Stock Plan and the Juniper Networks, Inc. 2000 Nonstatutory Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by us for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A (“409A issue”) or Canadian tax laws and regulations. In exchange for increasing the strike price of these options, we committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, we amended options to purchase 4.3 million shares of our common stock and committed to make aggregate cash payments of $7.6 million to offer participants. There were no expenses incurred in the three months ended September 30, 2007 in connection with this tender offer. We accrued this aggregate payment liability and recognized an operating expense for the corresponding amount during the first nine months of 2007.

Settlement with the Securities and Exchange Commission
On August 28, 2007, we announced that the Commissioners of the SEC authorized the settlement between us and the SEC regarding the previously disclosed SEC inquiry into our historical stock option granting practices. Without admitting or denying the allegations in the SEC’s complaint, we agreed to settle the charges by consenting to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. No monetary penalties were assessed against us in conjunction with this settlement. This settlement concludes the SEC’s formal investigation of the company with respect to our historical stock option granting practices.
Adoption of FIN 48
We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The cumulative effect of applying FIN 48 was a $19.0 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill.
Backlog
Our sales are made primarily pursuant to standard purchase orders for delivery of products or services or purchase orders under framework agreements with our customers. At any given time, we have orders for products that have not been shipped and for services that have not yet been performed for various reasons. Because we believe industry practice would allow customers to cancel or change orders with limited advance notice prior to shipment or performance, as well as our history of allowing such changes and cancellations, we do not consider this backlog to be firm.
Our Book-to-Bill ratio was above one for the three and nine months ended September 30, 2007 and 2006.
Nature of Expenses
The majority of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers and outside service providers. Accordingly, our costs of product revenues consist of payments to our independent contract manufacturers for the standard costs of our products and to a lesser extent manufacturing overhead costs. Manufacturing overhead costs include employee-related expenses and costs for outside services including payments to contract manufacturers for warranty repairs, as well as other expenses such as allocation charges. Independent contract manufacturers build our products using design specifications, quality assurance programs and standards that we establish. Key controls around manufacturing, engineering and documentation are conducted primarily at our facilities in Sunnyvale, California and Westford, Massachusetts. Our independent contract manufacturers have facilities primarily in Canada, China, Malaysia and the United States. We generally do not own inventory as title to finished goods transfers from the contract manufacturers to us and immediately to our customers upon shipment.
The contract manufacturers procure components based on our build forecasts. If actual component usage is lower than our forecasts, we may be and have been in the past, liable for carrying or obsolete material charges. We record reserves for these charges within our financial statements.
Cost of service revenues includes employee-related expenses, service spares expense, outside service expense, equipment expenses as well as allocated expenses such as facility and overhead charges.
Employee related costs have historically been the primary driver of our operating expenses, and we expect this trend to continue. These costs include items such as wages, stock-based compensation, commissions, bonuses, vacation, benefits, and travel. We increased our headcount to 5,661 employees as of September 30, 2007 from 4,613 employees as of September 30, 2006 primarily due to increases in research and development, sales and customer service activities. Our headcount is expected to increase through the remainder of 2007 as we continue to expand these areas.
In addition to the direct functional expense for cost of revenues, research and development, sales and marketing as well as general and administrative activities, we also allocate facility, information technology and employee benefits costs to departments based on headcount. These costs have increased in the three and nine months ended September 30, 2007, compared to the same periods in 2006, due to increases in headcount and facility costs. Facility related headcount increased from 24 as of September 30, 2006 to 34 as of September 30, 2007. Information technology related headcount increased from 147 as of September 30, 2006 to 189 as of September 30, 2007.
We expanded our domestic and international operations as well as increased internal system development to support our growth. We made capital additions of $35.9 million and $111.0 million in the three and nine months ended September 30, 2007, respectively, compared to $26.4 million and $69.8 million in the same periods in 2006. The increases were primarily due to the continued investments in our global infrastructure. We expect our capital spending as a percentage of total net revenues to remain consistent in the fourth quarter of 2007.
Research and development expenses consist of costs of developing our products including employee related costs, outside services and equipment expenses, as well as allocated expenses for facility, information technology and employee benefit costs. The timing of equipment purchases for the development of new components and building prototype equipment can cause quarterly variability in our expenses. Outside service costs include items such as certifications of new products and expenditures associated with testing. We expense our research and development costs as they are incurred.
Sales and marketing expenses consist of costs for developing customer relationships and promoting our products, including employee related costs, outside services, demonstration equipment and allocated expenses for facility, information technology and employee benefit costs. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives.
General and administrative expenses include the cost to support our operations including employee related costs, professional fees, bad debt provisions, as well as allocated expenses for facility, information technology and employee benefit costs. Professional fees include accounting, audit, legal, tax and certain corporate strategic activities including planning and leadership development.
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
Management believes that there have been no other significant changes during the three and nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Condensed Financial Statements in Item 1 of Part I for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Net Revenues
The following table shows product and service revenues (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Net revenues:
Product	$606.8	$467.3	$139.5	30%	$1,658.2	$1,410.2	$248.0	18%
Percentage of net revenues	83%	81%			82%	83%
Service	128.2	106.3	21.9	21%	368.7	297.6	71.1	24%
Percentage of net revenues	17%	19%			18%	17%

Total net revenues	$735.0	$573.6	$161.4	28%	$2,026.9	$1,707.8	$319.1	19%

Net revenues increased $161.4 million and $319.1 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This increase was primarily due to the strong demand for Infrastructure segment products and services by our service provider customers and to a lesser extent sales of SLT segment and Infrastructure segment products and services to our enterprise customers.
Net revenues of Infrastructure segment as well as SLT segment products sold to the service provider market increased for the three and nine months ended September 30, 2007, as compared to the same periods of 2006. We experienced increases in Infrastructure product revenue from the service provider market primarily due to the strong worldwide demand for our router products. We experienced the benefit of our customers’ movement towards Next Generation Networks (“NGN”) as they seek simplified, scalable network infrastructures across fiber, cable and mobile access technologies to support increasing performance demands on their networks. We were also able to grow SLT segment revenue from the service provider market primarily due to sales of Firewall and other security products.
Net revenues of SLT segment as well as Infrastructure segment products sold to the enterprise market increased for the three and nine months ended September 30, 2007, as compared to the same periods of 2006. The increases in SLT segment revenue in the three and nine months ended September 30, 2007, compared to the same periods in 2006, were primarily due to revenue growth from Firewall products, and to a lesser extent the J-Series, SSL, DX and WX products.
Net service revenues increased $21.9 million and $71.1 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This growth was primarily due to the increase in our installed base of equipment under support service contracts, and to a lesser extent increases in professional service revenue. Installed base is the number of systems that our customers have under support service contracts. We generated 89% of our net service revenues for both the three and nine months ended September 30, 2007 from support service contracts. We earned the remainder of service revenues from professional and education services. The increase in the installed base of equipment under support service contracts in the three and nine months ended September 30, 2007, as compared to the same periods of 2006, was primarily attributable to increased renewals and contracts related to new product sales. Professional service revenue increased for the three and nine months ended September 30, 2007, compared to the comparable 2006 periods, primarily due to the revenue growth from engineering engagements.
Nokia-Siemens Networks B.V. (“NSN”) and its predecessor companies contributed more than 10% of total net revenues in the three months ended September 30, 2007. NSN also accounted for greater than 10% of our total net revenues for the nine months ended September 30, 2007. The revenue from NSN was derived from all three reportable segments.
Siemens AG and Ericsson Telekom A.B. each accounted for greater than 10% of our total net revenues for the three months ended September 30, 2006. Siemens accounted for greater than 10% of our total net revenues in the nine months ended September 30, 2006. The revenue attributed to these customers was derived from all three reportable segments.
Total Net Revenues by Geographical Region
The following table shows total net revenues by geographical region (dollars in millions):

	Three Months Ended September 30,				Nine months Ended September 30,
	2007	2006*	$ Change	% Change	2007	2006*	$ Change	% Change
Americas:
United States	$306.6	$226.3	$80.3	35%	$875.9	$706.4	$169.5	24%
Other	38.8	19.8	19.0	96%	80.1	65.5	14.6	22%

Total Americas	345.4	246.1	99.3	40%	956.0	771.9	184.1	24%
Percentage of net revenues	47%	43%			47%	45%
Europe, Middle East and Africa	239.1	194.1	45.0	23%	646.4	593.1	53.3	9%
Percentage of net revenue	33%	34%			32%	35%
Asia Pacific	150.5	133.4	17.1	13%	424.5	342.8	81.7	24%
Percentage of net revenues:	20%	23%			21%	20%

Total	$735.0	$573.6	$161.4	28%	$2,026.9	$1,707.8	$319.1	19%

*	Prior year information has been revised to conform to the current period presentation.
Net revenues in the Americas region as a percentage of total net revenues increased in the three and nine months ended September 30, 2007, compared to the same periods in 2006. Net revenues in the Americas region grew by $99.3 million and $184.1 million in the three and nine months ended September 30, 2007, respectively, primarily attributable to the revenue increases in the United States and, to a lesser extent, in Latin America. These increases were primarily due to strong sales to service provider, content provider and cable provider customers in the United States and the federal government, as well as sales to large enterprises.

Net revenues from the EMEA region as a percentage of total net revenues decreased during the three and nine months ended September 30, 2007, compared to the same 2006 periods, due to the revenue growth in the Americas region outpacing revenue growth in EMEA. Our EMEA net revenues grew by $45.0 million in the three months ended September 30, 2007, compared to the same period in 2006, due to strength in a broad range of countries including Belgium, Ireland, and the United Kingdom, partially offset by declines in the Netherlands and Germany. Our EMEA net revenues increase of $53.3 million in the nine months ended September 30, 2007, compared to the same period in 2006, was mainly due to revenue increases in countries throughout the region, partially offset by the decrease in the Netherlands. The increases in the three months ended September 30, 2007 were primarily due to sales of Infrastructure products and strength in sales of SLT products to enterprises, particularly in the financial services market.
Net revenues from the APAC region as a percentage of total net revenues also decreased during the three months ended September 30, 2007 and increased for the nine months ended September 30, 2007, compared to the same 2006 periods. Our APAC revenue grew by $17.1 million and $81.7 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Net revenues for the three months ended September 30, 2007 increased in Korea, Malaysia and India as compared to the same period in 2006. We experienced strong sales in Korea, Australia and China for the nine months ended September 30, 2007 as the service provider customers in these countries built their networks using our M-Series and T-Series products. The increases were primarily due to strength in sales of SLT products and Infrastructure products.
Cost of Revenues
The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended September 30,				Nine months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Cost of revenues:
Product	$168.1	$140.8	$27.3	19%	$482.9	$421.2	$61.7	15%
GM percentage of revenue	72.3%	69.9%			70.9%	70.1%
Service	64.2	49.4	14.8	30%	182.2	142.8	39.4	28%
GM percentage of revenue	50.0%	53.5%			50.6%	52.0%

Total cost of revenues	$232.3	$190.2	$42.1	22%	$665.1	$564.0	$101.1	18%

GM percentage of revenue	68.4%	66.8%			67.2%	67.0%
Our cost of product revenues increased $27.3 million and $61.7 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increases in cost of product revenues were primarily driven by revenue increases. However, the increases were at a slower rate than revenue increases of the corresponding periods mainly due to favorable product mix and, to a lesser extent improvements in standard costs. Standard costs as a percentage of product revenue decreased as we purchased more products from contract manufacturers and suppliers in lower cost regions. These improved standard costs were partially offset by higher manufacturing overhead due to increases in headcount needed to manage additional contract manufacturers and new product offerings in the three and nine months ended September 30, 2007. As of September 30, 2007 and 2006, we employed 181 and 146 people, respectively, in our manufacturing and operations organization. These personnel manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality.
Product gross margin percentages improved to 72.3% and 70.9% in the three and nine months ended September 30, 2007, compared to 69.9% and 70.1% for the comparable periods in 2006. We experienced a favorable product mix and derived a higher portion of revenues from richly configured M-Series and T-Series router products. The increases in chassis units and ports shipped were driven by bandwidth demand as customers are seeking to expand capabilities in their networks. Product gross margins tend to fluctuate due to changes in the mix of products sold. Our gross margins may be impacted as we introduce new products and manage production costs among multiple contract manufacturers. Additionally, we will continue to seek reductions in our production costs as we enter into new markets, including markets with different pricing structures and cost structures. Our margins are impacted by changes in distribution channels and price competition as well as changes in the geographic mix of our sales. Sales discounts, warranty costs, changes in shipment volume, loss of cost savings due to changes in component pricing also impact gross margins. These factors, combined with how well we execute on our strategy and operating plans, may lead to margin variability.
Cost of service revenues increased $14.8 million and $39.4 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Service gross margin decreased to 50.0% and 50.6% for the three and nine months ended September 30, 2007, respectively, compared to 53.5% and 52.0% for the same 2006 periods. The increase in costs of services revenue and decrease in service gross margins were primarily due to increased employee related expenses driven by additional headcount in supporting the growth in our service business. We continued to focus on expanding our service offerings, improving customer satisfaction as well as growing our installed base of customers. Personnel related expenses, consisting primarily of salaries, wages, bonuses and fringe benefits, increased $8.1 million and $26.8 million for the three and nine months ended September 30, 2007, respectively, compared to the same 2006 periods. Service related headcount increased from 560 at September 30, 2006 to 718 at September 30, 2007. Additionally, we increased our outsourced support services by $0.5 million and $3.5 million for the three and nine months ended September 30, 2007, compared to the prior year periods. These cost increases for the nine month period ended September 30, 2007 were partially offset by a decrease in our service spares expense of $4.3 million in the same period. Additionally our facilities and information technology allocations to our customer service organization increased by $3.1 million and $7.1 million during the three and nine months ended September 30, 2007, respectively.
Operating Expenses and Operating Income (Loss)
The table below highlights our operating expenses and operating income (loss) for the indicated periods (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Research and development	$167.9	$123.4	$44.5	36%	$457.7	$353.3	$104.4	30%
Sales and marketing	177.8	139.4	38.4	28%	485.3	404.8	80.5	20%
General and administrative	29.2	24.5	4.7	19%	84.4	71.8	12.6	18%
Amortization of purchased intangible assets	20.2	23.0	(2.8)	(12)%	65.7	69.4	(3.7)	(5)%
Impairment of goodwill and intangible assets	—	—	—	—	—	1,283.4	(1,283.4)	(100)%
Other charges, net	(5.1)	15.3	(20.4)	(133)%	9.2	21.1	(11.9)	(56)%

Total operating expenses	$390.0	$325.6	$64.4	20%	$1,102.3	$2,203.8	$(1,101.5)	(50)%

Operating income (loss)	$112.8	$57.7	$55.1	95%	$259.5	$(1,060.1)	$1,319.6	124%

The following table shows operating expenses and operating income (loss) as a percentage of net revenues for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	23%	22%	23%	21%
Sales and marketing	24%	24%	24%	24%
General and administrative	4%	4%	4%	4%
Amortization of purchased intangible assets	3%	4%	3%	4%
Impairment of goodwill and intangible assets	—	—	—	75%
Other charges, net	(1)%	3%	—%	1%

Total operating expenses	53%	57%	54%	129%

Operating income (loss)	15%	10%	13%	(62)%

Research and development expenses increased $44.5 million and $104.4 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. These increases were primarily due to increases in personnel related expenses and prototype equipment expenses as well as the allocated facilities and information technology costs necessary to support product development. Employee related expenses including salaries, bonuses and employee benefits expenses increased $22.0 million and $59.6 million in the three and nine months ended September 30, 2007, respectively, as we increased our headcount from 1,930 to 2,460 people from September 30, 2006 to September 30, 2007 to help expand our product portfolio. Engineering project expenses increased $9.2 million and $15.3 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. In addition, our allocated facilities and information technology expenses, as well as depreciation expenses, increased $13.0 million and $28.8 million for the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006. We grew the engineering organizations to support product innovation, expand our product portfolio and address growth opportunities in next generation networks, bandwidth and features for our service provider and enterprise customers.
Sales and marketing expenses increased $38.4 million and $80.5 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. These increases were primarily headcount related expenses including commissions expense. We also experienced increases in demonstration equipment expenses, consulting expenses as well as increases in expenses relating to our sales event and partner events in the periods ended September 30, 2007. Employee related charges, consisting of salaries, commissions, bonuses, and benefits expense increased $21.2 million and $56.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This increase was primarily due to an increase in headcount from 1,576 as of September 30, 2006 to 1,805 as of September 30, 2007 in our worldwide sales and marketing organizations. We have strengthened these organizations to support additional products, customers and countries as we continue to address new markets for our products and reach emerging geographic regions. Included in the personnel charges was an increase in commission expense of $3.8 million and $17.2 million in the three and nine months ended September 30, 2007, respectively, due to our sales growth as well as commission accelerators. Likewise our need for demonstration equipment has grown as we seek to capture new markets and release new products. We incurred consulting fees in an effort to optimize our sales organization and focus our marketing efforts. As the sale and marketing organization grows, we have also grown our information technology and facilities allocations to these organizations, accounting for increases of $6.9 million and $13.8 million in the three and nine months ended September 30, 2007, respectively, compared to the same 2006 periods.
General and administrative expenses increased $4.7 million and $12.6 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. These increases were primarily due to increases in personnel related expenses and outside professional services. Employee related expenses, including salaries, bonuses, and fringe benefits expenses, increased $3.2 million and $7.6 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, as headcount increased from 230 as of September 30, 2006 to 274 as of September 30, 2007. The headcount increases were primarily in the finance and human resources organizations as we expanded our organization infrastructure in lower cost regions, improved internal processes and continued our initiatives to update information systems. Outside services increased $1.5 million and $4.7 million for the three and nine month periods in 2007, respectively, compared to the same periods in 2006. Outside service expenses increased as we invested in designing an optimal organizational structure. Such increases were offset by the decreases in accounting and legal fees of $1.6 million and $2.5 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Consistent with other areas of our organization, facilities and information technology allocations increased in order to support these initiatives.
Amortization of purchased intangible assets decreased $2.8 million and $3.7 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The decrease in amortization expenses was due to certain purchased intangible assets becoming fully amortized in the second quarter of 2006. We expect this expense to be consistent for the remainder of 2007.
We did not record any impairment charges in the three and nine months ended September 30, 2007. Impairment of goodwill and intangible assets was nil and $1,283.4 million in the three and nine months ended September 30, 2006, respectively. During the second quarter of 2006, we reduced the goodwill within the SLT segment by $1,280.0 million primarily due to the decline in the Company’s market capitalization during the six months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Additionally, we recorded a $3.4 million impairment charge to purchased intangible assets as a result of a decrease in forecasted revenue from the SBC stand-alone products during the second quarter of 2006.
Other charges decreased $20.4 million and $11.9 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Other charges arise in the normal course of business but are unpredictable in nature and can vary significantly period to period. Other charges included net settlement gain, stock option investigation costs and tax related charges as well as acquisition related compensation charges and restructuring adjustments. In the three and nine months ended September 30, 2007, we recorded a $5.3 million net legal settlement gain in connection with cash settlement of $6.2 million, net of the $0.9 million related direct transaction costs incurred in the third quarter of 2007. The net decrease in other charges was due in large part to the conclusion of our stock option investigation and tax related charges in 2007. We did not incur these costs in the three months ended September 30, 2007 while we incurred $11.4 million for the stock option investigation in the comparable three month period in 2006. In the nine months ended September 30, 2007 and 2006, we incurred $6.0 million and $13.9 million for the stock option investigation, respectively, and $8.0 million and $2.5 million for tax related charges, respectively. Stock option investigation costs consisted of legal, forensic and other professional fees and costs incurred as we conducted our independent stock option investigation. Tax related charges in the nine months ended September 30, 2007 were pertaining to the amendment of certain stock options primarily due to the tender offer completed in the first nine months of 2007. Tax related charges incurred in the same periods in 2006 were relating to settlement accrual with the Internal Revenue Service (IRS). Acquisition and restructuring adjustments, consisted of the difference between the actual rent payments and our restructuring reserves as well as the accrual of bonus and earn-out payments that may be payable to certain former employees of a past acquisition, were $0.2 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, and $1.4 million and $4.7 million in the three and nine months ended September 30, 2006, respectively.
Operating income increased to $112.8 million and $259.5 million for the three and nine months ended September 30, 2007, respectively, compared to an operating income of $57.7 million and an operating loss of $1,060.1 million for the three and nine months ended September 30, 2006, respectively. Operating margin increased to 15% and 13% for the three and nine months ended September 30, 2007, respectively, compared to 10% and -62% for the three and nine months ended September 30, 2006, respectively. The increases in operating income and operating margin for the three months ended September 30, 2007, compared to same period in 2006, was due primarily to revenue growth outpacing the growth of our operating expenses. The increases in our operating income and operating margin in the nine months ended September 30, 2007, compared to the same period in 2006, were due in large part to the impairment charge of $1,280.0 million in the 2006 period.
The largest driver of our growth in operating expenses was due to increased research and development investments in an effort to expand our product portfolio and address opportunities in adjacent markets to our products. Sales and marketing expenses were also a large driver of our increase in operating expenses as we seek to grow sales at our existing customers and reach developing markets. We expect our operating expenses, primarily research and development expenses, sales and marketing expenses as well as general and administrative expenses, to increase, but at a slower rate than our expected revenue increases, in the fourth quarter of 2007. Accordingly operating margin is expected to increase in the fourth quarter of 2007. Our revenues, cost of revenues and operating expenses vary from quarter to quarter due to a number of factors, accordingly our operating margin may fluctuate.
Interest and Other Income, Interest and Other Expense, Gain on Minority Equity Investment, and Income Tax Provisions
The following table shows other income, other expenses and income tax expense for the indicated periods (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Interest and other income	$19.6	$28.6	$(9.0)	(31)%	$80.3	$73.4	$6.9	9%
Percentage of net revenues	3%	5%			4%	4%
Interest and other expenses	(1.7)	(0.8)	(0.9)	113%	(3.9)	(2.7)	(1.2)	44%
Percentage of net revenues	—%	—%			—%	—%
Gain on minority equity investment	—	—	—	—%	6.7	—	6.7	100%
Percentage of net revenues	—%	—%			—%	—%
Income tax provisions	45.6	27.3	18.3	67%	104.7	82.9	21.8	26%
Percentage of net revenues	6%	5%			5%	5%
Interest and other income decreased $9.0 million in the three months ended September 30, 2007 compared to the same period in 2006. This decrease was due to a lower cash, cash equivalents and investment balance as a result of our stock repurchases which took place in the first and second quarters of 2007. We used our cash, cash equivalents, short-term and long-term investments in the first and second quarters of 2007 primarily to fund the repurchase of $1.6 billion of common stock during that time period, however, our interest and other income increased $6.9 million in the nine months ended September 30, 2007 compared to the same period in 2006. The increase was due in large part to higher interest yield combined with a higher average cash, cash equivalents and investment balances during the 2007 period, primarily due to the positive cash flows from operations, compared to the same period a year ago.
Interest and other expenses increased $0.9 million and $1.2 million during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to costs associated with our distributor financing program. Other interest and expenses include short-term debt expenses, debt issuance cost amortization, foreign exchange losses and other expenses such as bank fees.
In June 2007, one of our minority equity investments completed an initial public offering (“IPO”). As a result, we realized a gain of $6.7 million during the nine months ended September 30, 2007 based upon the difference between the market value at the time of the IPO and our cost basis.
We recorded tax provisions of $45.6 million and $27.3 million for the three months ended September 30, 2007 and 2006, or effective tax rates of 35% and 32%, respectively. We recorded tax provisions of $104.7 million and $82.9 million for the nine months ended September 30, 2007 and 2006, or effective tax rates of 31% and -8%, respectively. The 2007 rates are substantially similar to the federal statutory rate. The 2007 rates reflect the benefit of income in foreign jurisdictions which are subject to lower rates and research and development credits in the United States. The difference between rates for the three and nine months ended September 30, 2007 is primarily related to stock option charges which are disallowed in certain jurisdictions. The effective tax rate for the three months ended September 30, 2006 differs from the federal statutory rate primarily due to income earned in foreign jurisdictions which is subject to lower rates. The effective tax rate for the nine months ended September 30, 2006 differs from the federal statutory rate primarily due to our inability to record an income tax benefit from a substantial portion of the goodwill impairment charge recorded in 2006. The significant change in the rate for the first nine months of 2007 compared to the same period in 2006 was primarily related to the goodwill impairment charge, which is non-deductible for income tax purposes.
Our future effective tax rates could be subject to volatility or adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our inter-company R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to inter-company restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Segment Information
A description of the products and services for each reportable segment can be found in Note 7 to the accompanying Condensed Consolidated Financial Statements. The primary financial measures used by our chief operating decision maker (“CODM”) in assessing performance and allocating resources to the segments is management operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs and operating expenses, such as standard costs, research and development, and product marketing expenses, are generally applied to each reportable segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each reportable segment based on headcount and revenue. Stock-based compensation and related expenses, amortization, impairment, gain and loss on minority equity investments, interest income and expense, other income and expense, income taxes, as well as certain other charges are not allocated to reportable segments.

Financial information for each reportable segment used by management to make financial decisions and allocate resources is as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006*	$ Change	% Change	2007	2006*	$ Change	% Change
Net revenues:
Infrastructure	$464.7	$345.6	$119.1	34%	$1,252.8	$1,060.8	$192.0	18%
Service Layer Technologies	142.1	121.7	20.4	17%	405.4	349.4	56.0	16%
Service	128.2	106.3	21.9	21%	368.7	297.6	71.1	24%

Total net revenues	$735.0	$573.6	$161.4	28%	$2,026.9	$1,707.8	$319.1	19%
Management operating income (loss):
Infrastructure	$139.6	$94.2	$45.4	48%	$350.2	$322.3	$27.9	9%
Service Layer Technologies	(13.6)	(1.3)	(12.3)	N/M	(26.0)	(8.6)	(17.4)	N/M
Service	28.9	28.9	—	—%	89.5	77.3	12.2	16%

Total management operating income	154.9	121.8	33.1	27%	413.7	391.0	22.7	6%
Amortization of purchased intangible assets	(21.6)	(24.4)	2.8	(11)%	(69.8)	(73.5)	3.7	(5)%
Stock based compensation expense	(21.2)	(22.9)	1.7	(7)%	(68.7)	(69.1)	0.4	(1)%
Stock based compensation related payroll tax	(4.4)	(0.1)	(4.3)	N/M	(6.5)	(2.6)	(3.9)	N/M
Impairment of goodwill and intangible assets	—	—	—	N/M	—	(1,283.4)	1,283.4	N/M
Restructuring charges in cost of product revenues	—	(1.4)	1.4	N/M	—	(1.4)	1.4	N/M
Other charges, net	5.1	(15.3)	20.4	N/M	(9.2)	(21.1)	11.9	N/M

Total operating income (loss)	112.8	57.7	55.1	95%	259.5	(1,060.1)	1,319.6	124%
Interest and other income	19.6	28.6	(9.0)	(31)%	80.3	73.3	7.0	10%
Interest and other expense	(1.7)	(0.8)	(0.9)	113%	(3.9)	(2.7)	(1.2)	44%
Gain on minority equity investment	—	—	—	—%	6.7	—	6.7	100%

Income (loss) before income taxes	$130.7	$85.5	$45.2	53%	$342.6	$(989.5)	$1,332.1	135%

*	Prior year information has been revised to conform to the current period presentation.
N/M — Not meaningful.

The following table shows selected information for each reportable segment as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Infrastructure	63%	60%	62%	62%
Service Layer Technologies	19%	21%	20%	20%
Service	18%	19%	18%	18%

Total net revenues	100%	100%	100%	100%

Management operating income (loss):
Infrastructure	19%	16%	17%	19%
Service Layer Technologies	(2)%	—%	(1)%	(1)%
Service	4%	5%	3%	4%

Total management operating income	21%	21%	19%	22%
Amortization of purchased intangible assets	(3)%	(4)%	(3)%	(4)%
Stock-based compensation expense	(3)%	(4)%	(3)%	(4)%
Stock-based compensation related payroll expense	(1)%	—%	—%	—%
Impairment of goodwill and intangible assets	—%	—%	—%	(75)%
Restructuring charges in cost of product revenues	—%	—%	—%	—%
Other charges, net	1%	(3)%	—%	(1)%

Total operating income (loss)	15%	10%	13%	(62)%
Gain on minority equity investment	—%	—%	—%	—%
Interest and other income	3%	5%	4%	4%
Interest and other expense	—%	—%	—%	—%

Income (loss) before income taxes	18%	15%	17%	(58)%

Infrastructure Segment
Infrastructure net revenues increased $119.1 million and $192.0 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in revenue was due primarily to increases in both ports and chassis units shipped. We track infrastructure chassis revenue units and ports shipped to analyze customer trends and indicate areas of network growth. Our infrastructure product platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table shows infrastructure chassis revenue units and ports shipped during the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Unit Change	% Change	2007	2006	Unit Change	% Change
Infrastructure chassis revenue units	2,931	2,791	140	5%	7,877	7,759	118	2%
Infrastructure ports shipped	61,728	46,398	15,330	33%	155,159	120,992	34,167	28%
Sales of chassis units and ports increased in the three and nine months ended September 30, 2007, compared to the same periods in 2006, as our customers expanded the capacity in their existing networks. During the three months ended September 30, 2007, we also noted a favorable mix from increased percentage of sales of higher margin M-Series and T-Series products while the percentage of sales on lower margin E-Series products decreased. Revenues from T-Series core routers and M-Series multi-service edge routers during this period were bolstered by customers seeking to increase the capacity and extend the reach of their networks. The growth in port shipments during this period was driven by bandwidth demand as service providers were seeking to expand voice and video capability in their existing networks. Customers continue to seek highly scalable hosting solutions as they scale to meet demand for their services. In the nine months ended September 30, 2007, we experienced a more moderate favorable product mix as compared to the same period in 2006.
Gross margin percentages for the Infrastructure segment improved in the three and nine months ended September 30, 2007 compared with the same periods in 2006. We benefited from the favorable product mix in the three months ended September 30, 2007, as compared to the same period in prior year, as we generated higher product margins and derived a higher portion of revenues from richly configured chassis units and ports. In the nine months ended September 30, 2007, the gross margin percentages were consistent with the same period in 2006.
Infrastructure management operating income increased $45.4 million and $27.9 million in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase in the three months ended September 30, 2007 was primarily driven by revenue growth outpacing expense growth. Our heavy investments in research and development continued as we seek to expand our Infrastructure product portfolio. We also allocate sales and marketing as well as general and administrative expenses to the Infrastructure segment generally based on revenue and headcount. The increase in management operating income was partially offset by our continued investments in research and development in an effort to expand our product portfolio and our continued investments in sales and marketing efforts to reach enterprise and service provider customers. We will continue to make these investments to expand our product features and functionality based upon the trends in the market place. Additionally, we will continue to strengthen key partnerships to expand the market penetration of our products.
SLT Segment
The SLT segment consists of security products and application acceleration products. These products enable our customers to provide secure and assured information by allowing them to manage and control remote access to data and applications. Additionally, we sell load balancing and application acceleration platforms to speed response times on customer’s networks. The following table shows SLT revenue units recognized during the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase	% Change	2007	2006	Increase	% Change
Service Layer Technologies units	64,402	45,300	19,102	42%	176,708	134,500	42,208	31%
SLT net revenues increased $20.4 million and $56.0 million for the three and nine months ended September 30, 2007, respectively, as compared to the 2006 periods. This increase was primarily due to increases in the Firewall and J-Series products in the three and nine months ended September 30, 2007 compared to the prior year. Net revenues from SSL and application performance products also increased in the three and nine month periods ended September 30, 2007, compared to the same periods in 2006. We grew revenues by selling more integrated products and solutions in the enterprise and service provider markets as well as strengthening partnerships with open standards based interoperability of our SLT products. Revenue increases resulted from our deployments of SSL solutions to enterprises and governments who were seeking to enhance their remote access to data and applications. We experienced considerable improvement in revenue from our DX load balancing and WX application acceleration platforms as customers sought to boost the responsiveness of their networks. We have continued our focus on introducing security products that are more customer friendly and improving our customer experience. We were able to demonstrate our commitment to providing highly integrated secure networking technologies with key customer wins and revenue growth in larger existing accounts during the three and nine months ended September 30, 2007.
SLT management operating loss increased in the three and nine months ended September 30, 2007, compared to the same periods in 2006. These losses were primarily due to increases in SLT operating expenses to build a foundation to help enable future revenue growth and due to slight decreases in gross margins. The increase in SLT management operating expenses was due in large part to our increased allocated expenses to the SLT segment from both information technology investments and the higher variable compensation expenses associated with company-wide overachievement in revenue. Additionally, we strategically invested in our research and development efforts to develop technologies and products for the JUNOS platform. In an effort to control costs, we have moved a significant portion of SLT development to lower cost regions while expanding our product portfolio. Management operating income in SLT was also impacted by continued investments in our sales and distribution channels. We allocate sales and marketing as well as general and administrative expenses to the SLT segment generally based on revenue and headcount. In the three and nine months ended September 30, 2007, we increased our allocation of sales and marketing as well as general and administrative expenses to the SLT segment compared to the same periods in 2006. SLT gross margins slightly decreased in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, due to higher manufacturing costs associated with newer and more complex products. The higher manufacturing costs were partially offset as we realized the benefit of our cost-reduction efforts of moving more manufacturing to lower cost regions.
We believe our product introductions will help us meet competitive pressures as the service provider and enterprise markets continue to demand more performance at lower prices. We will continue to invest in the development of new products but development costs are expected to increase at a slower pace than revenue.
Service Segment
See discussion of net service revenues under “Results of Operations” section in Item 2 of Part I for further information.
Service management operating income for the three months ended September 30, 2007 was comparable to service management income in the same period in 2006. For the nine months ended September 30, 2007, service operating income increased $12.2 million compared to the same period in 2006. Although revenue in the Service segment grew significantly as we increased our installed base, we also increased our service offerings and customer service infrastructure. We expanded our customer service center in both North America and India as well as increased our resources for supporting network build-outs and deployments by our customers. The growth in service operating income in the nine month period ended September 30, 2007 was partially offset by increased employee related expenses primarily as a result of increased service related headcount. Customer service management operating income was also impacted significantly by facilities and information systems management allocations to the service segment.
Stock-Based Compensation and Related Payroll Taxes
Stock-based compensation expense decreased by $1.7 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The decrease was primarily attributable to the lower stock option expense in the 2007 periods as a result of the acceleration of the vesting of certain unvested and “out-of-the-money” stock options completed in December 2005 (“2005 stock option vesting acceleration”). Stock-based compensation related payroll expense increased $4.3 million and $3.9 million in the three and nine months ended September 30, 2007, respectively. These expenses represent employment taxes we incurred in connection with our employee stock programs. Changes in such expenses are primarily attributable to the timing of the stock options exercises by our employees. We experienced a considerable increase in these expenses due to the increase in our share price occurring in the three and nine months period ended September 30, 2007. In contrast, we had restrictions on Stock option exercises during the comparable three and nine months ended September 30, 2006.
Restructuring Charges in Cost of Product Revenues
There were no restructuring charges included in cost of product revenues for the three and nine months ended September 30, 2007. We recognized restructuring charges of $1.4 million in the three and nine months ended September 30, 2006 in connection with the restructuring plan implemented in 2006.
Amortization of Purchased Intangible Assets, Impairment of Goodwill and Intangible Assets, Other Charges, Gain on Minority Equity Investment, Interest and Other Income, and Interest and Other Expense
See “Results of Operations” section under Item 2 of Part I for further information.

Liquidity and Capital Resources
Overview
We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	September 30,	December 31,
	2007	2006	$ Change	% Change
Working capital	$872.7	$1,759.2	$(886.5)	(50)%

Cash and cash equivalents	1,349.2	1,596.3	(247.1)	(15)%
Short-term investments	273.0	443.9	(170.9)	(38)%
Long-term investments	130.1	574.1	(444.0)	(77)%

Total cash, cash equivalents and available-for-sale investments	$1,752.3	$2,614.3	$(862.0)	(33)%

The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities, debt and deferred revenue.
Working capital decreased $886.5 million from December 31, 2006 to September 30, 2007 primarily due to the decrease in cash, cash equivalents, and available-for-sale investments balance in the first and second quarters of 2007. Our total cash, cash equivalents, and available-for-sale investments decreased by $862.0 million during the nine months ended September 30, 2007 primarily due to stock repurchases under the 2006 Stock Repurchase Program discussed below. Additionally, since our debt is due within one year, we reclassified $399.8 million of convertible debt from long-term to short-term liabilities and, as a result, further reduced our working capital. In the nine months ended September 30, 2007, we generated $549.9 million from operations and received financing cash inflows of $301.0 million from employee stock option exercises. In the nine months ended September 30, 2007, we repurchased 69.4 million shares of our common stock for $1,623.2 million at an average purchase price of $23.37 per share. We have not made subsequent repurchases under our 2006 Stock Repurchase Program through the filing of this report. As of our report filing date, our 2006 Stock Repurchase Program had remaining authorized funds of $376.8 million. We may repurchase additional shares opportunistically under this program, subject to a review of circumstances at the time.
In June 2007, we entered into a senior secured margin lending agreement with a third party financial institution for a maximum credit facility of $400.0 million, or 90% of the fair market value of the underlying collateral, to establish a flexible draw down facility to fund additional stock repurchases, as necessary. This credit facility bore a floating interest rate equal to the three-month USD LIBOR plus 40 basis points per annum and, if utilized, would be secured by our publicly traded fixed income securities portfolio equivalent to 111% of any outstanding balance. This credit facility was terminated on September 26, 2007. We did not utilize this credit facility at any time.
Accounts receivable increased $30.1 million or 12% to $279.5 million in the nine months ended September 30, 2007 primarily due to an increase in revenue and partially offset by improved shipment linearity. DSO improved to 34 days as of September 30, 2007 as compared to 38 days as of December 31, 2006. The decrease in DSO was primarily a result of improved shipment linearity in the 2007 period. Shipment linearity represents the rate at which products are shipped during a period. Our distributor financing program had minimal impact on DSO during the nine months ended September 30, 2007. Approximately $1.2 million of receivables sold under the distributor financing program had not been recognized in revenue as of September 30, 2007 and therefore such amounts were recorded as debt financing in other accrued liabilities.
Deferred revenue increased $67.7 million or 18% to $453.3 million in the nine months ended September 30, 2007. Product and service deferred revenue increased $19.1 million and $48.6 million, respectively, in the nine months ended September 30, 2007. Our product deferred revenue increased due to increases in the amount of product shipments not having met revenue recognition criteria and service deferred revenue increased due to an increase in the installed base of equipment under service contract.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations and the exercise of employee stock options will be sufficient to fund our operations and growth. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, repurchases of our common stock, and other liquidity requirements associated with our existing operations through at least the next 12 months.
Cash Requirements and Contractual Obligations
Our principal commitments consist of obligations outstanding under operating leases, the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”), purchase commitments, escrow payments, and bonus and earn-out obligations. See Note 9 to the Consolidated Condensed Financial Statements in Item 1 of Part I for further details of our commitments.
Our contractual obligations under operating leases, which extend through 2016, primarily relate to our leased facilities. Future minimum payments under our non-cancelable operating leases totaled $216.6 million as of September 30, 2007. Of this amount, $12.4 million will be payable in the remaining three months of 2007.
The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity on June 15, 2008, or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $20.14 per share. As of September 30, 2007, the carrying value of the Senior Notes totaling $399.8 million was recorded as current liabilities as the debt is due in less than one year.
We do not have firm purchase commitments with our contract manufacturers. In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders, which were valued at $98.1 million as of September 30, 2007, based on our build forecasts. We do not take ownership of the components and the NCNR orders do not represent firm purchase commitments pursuant to our agreements with the contract manufacturers. The components are used by the contract manufacturers to build products based on purchase orders we have received from our customers or our forecast. We may incur a liability for products built by the contract manufacturers if the components go unused for specified periods of time and, in the meantime, we may be assessed carrying charges. As of September 30, 2007, we had accrued $22.2 million based on our estimate of such charges.
As of September 30, 2007, other contractual obligations consisted primarily of the escrow amount of $2.2 million in connection with past acquisitions for indemnity obligations expiring in 2007 and a software subscription requiring payments of $5.0 million in both January 2008 and January 2009. In addition, earn-out and bonus obligations of $0.6 million may be payable to certain former employees of acquired companies if contractual obligations are met in 2007.
In addition, as of September 30, 2007, we had $24.5 million of long-term liabilities in our condensed consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
In the nine months ended September 30, 2007, we initiated a multi-year implementation to upgrade certain key internal IT systems, including our company-wide human resources management system and our Enterprise Resource Planning (“ERP”) System. We expect to incur expenses in the normal course of business related to this implementation over the next couple of years.

We released cash of $18.0 million from our cash and escrow accounts related to past acquisitions during the nine months ended September 30, 2007. We also made net additions to restricted cash of $8.9 million in order to fund our directors and officers liability insurance program in the nine months ended September 30, 2007.
Summary of Cash Activities
We used cash and cash equivalents of $247.1 million in the nine months ended September 30, 2007. The decrease was due to $1,623.2 million of repurchases of our common stock, which was partially offset by cash flows of $549.9 million from our operating activities, $509.6 million from our investing activities, and $301.0 million from employee stock option exercises.
Operating Activities
We generated cash from operating activities of $549.9 million in the nine months ended September 30, 2007 compared to $521.4 million in the same period of 2006. Although the cash generated increased $28.5 million, the individual drivers of cash flows fluctuated for the following reasons within the nine months ended September 30, 2007 compared to the same period in the prior year.
•	Operating cash from changes in accounts receivable balances decreased $20.7 million in the nine months ended September 30, 2007, compared to a decrease of $15.6 million in the same period of 2006. These changes in account balances resulted in an additional negative cash flow of $5.1 million in the current year period. The increase in accounts receivable was primarily due to increased revenue partially offset by improved shipment linearity. Our DSO decreased from 38 Days as of December 31, 2006 to 34 days as of September 30, 2007 and our cash collections remain effective.

•	Our accounts payable balance for the first nine months of 2007 increased by $19.6 million, compared to a decrease of $6.2 million in our accounts payable balance during the same period of 2006. The difference of $25.8 million in operating cash from accounts payable was primarily related to the timing of payments to contract manufacturers and the growth of our operations.

•	Cash inflows from prepaid expenses and other assets decreased $12.7 million to $14.4 million in the nine months ended September 30, 2007, compared to $27.1 million during the same period last year. These decreases were due to the increases in our prepaid expenses and other assets during the 2007 period, primarily relating to other receivables and the timing of payments in our operations.

•	Increases in our compensation accruals balance also contributed to an additional positive cash flows of $25.8 million as we had a cash inflows of $9.8 million in the 2007 period while there was a cash outflow of $16.0 million in the same period last year. The increases in these accruals were primarily due to our growing headcount partially offset by payments within the period. We make semi-annual bonus payments based on the achievements of our employees compared to predefined objectives within the first and third quarters.

•	Cash provided by deferred revenue balances was $67.7 million in the first nine months of 2007, compared to $93.1 million in the same period of 2006. The decrease in cash generated from deferred revenue was primarily due to the timing of our product and service revenue recognition.
Cash generated from operations during the nine months ended September 30, 2007 was up from cash generated from operations in the comparable nine month period in the prior year due primarily from additional net income from operations. Although we experienced effective cash collections on product and service revenues, as evidenced by our improvement in DSO, the increase in cash collections was partially offset by cash spent in our growing operations. The majority of this spending was for employee costs associated with increased headcount as we develop our product portfolio and implement sales initiatives. We expect these expenditures to continue to increase but increases may come at a slower rate as we use cash to grow our business while seeking to improve cash inflow from operations at a rate that is more comparable to our revenue growth.

Investing Activities
Cash flow from investing activities was $509.6 million in the nine months ended September 30, 2007. In the same nine month period in prior year we used cash of $15.0 million. Investing activities included purchases, sales and maturities of available-for-sale securities, capital expenditures, purchase and sale of minority equity investments and changes in restricted cash requirements. Additionally, investing activities were impacted by the following:
•	Net sales and maturities of investment in available-for-sale securities were $628.4 million in the nine months ended September 30, 2007, compared to net sales and maturities of $52.3 million for the corresponding 2006 period as we used cash to fund our stock repurchase program described under the financing activities section below.

•	Capital expenditures increased by $41.1 million in the first nine months of 2007 compared to the same period in 2006. Our capital expenditures have increased to enable us to build greater customer service capacity and build research and development labs. These capital additions have come primarily in lower cost regions as we develop more products and serve customers from lower cost regions.

•	We used cash to increase our restricted cash in the nine months ended September 30, 2007 related to the directors and officers’ liability insurance trust. In the nine months ended September 30, 2006, changes in restricted cash related primarily to payments held in escrow for past acquisitions.
We expect capital additions to increase as we continue to update our information systems. Additionally, we will continue to make capital additions to support our expanding operations. We do not anticipate generating cash from the sale of investments at the same rate through the end of 2007.
Financing Activities
Net cash used in financing activities was $1,306.5 million in the nine months ended September 30, 2007 compared to the $91.5 million used in the nine months ended September 30, 2006.
•	Net cash used in the 2007 period was due to cash used for the common stock repurchases of $1,623.2 million for 69.4 million shares. Cash used for stock repurchases increased significantly in the nine months ended September 30, 2007 under a $2 billion stock repurchase program approved in July 2006 and February 2007. In the nine months ended September 30, 2006, we repurchased 10.1 million shares of our common stock using $186.4 million under our $250.0 million stock repurchase program approved in July 2004.

•	We generated $213.8 million more cash from the issuance of common stock in the first nine months of 2007 compared to the same period in 2006 primarily due to more employee stock option exercises as our share price was considerably higher in the first nine months of 2007 than that in the same period last year. We generated proceeds of $301.0 million from employee stock option exercises in the nine months ended September 30, 2007.

•	We included in financing activities the excess tax benefits of $15.7 million from employee stock option exercises in the first nine months of 2007.
We do not anticipate using cash in financing activities at the same rate as the nine months ended September 30, 2007 as we have been selective in making additional repurchases of our common stock as our share price has increased since our last repurchase. We anticipate that we will continue generating cash from common stock issuance in connection with employee stock options.

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
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized no material net gains or losses during the three and nine months ended September 30, 2007 and 2006 related to the sales of our investments.
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
Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the Japanese Yen, Indian Rupee, British Pound and the Euro. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2007 and 2006, respectively, in other income (expense) on our condensed consolidated statements of operations. Research and development, sales and marketing, as well as general and administrative expenses slightly increased in the three and nine months ended September 30, 2007, compared with the same periods in 2006, due to the effect of foreign currency fluctuations.
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
Changes in Internal Controls
In 2007, we initiated a multi-year implementation to upgrade certain key internal IT systems, including our company-wide human resources management system and our ERP system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. In addition, in July 2007 Scott Kriens, our CEO, had been designated to serve as our interim CFO until such time as we hired a new CFO. Mr. Kriens was replaced in this interim role on August 14, 2007, when we announced the hiring of Robyn M. Denholm as our new CFO. Our management has taken and is taking the necessary steps to monitor and maintain appropriate internal controls during these periods of change. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
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
Stock Option Lawsuits
Federal Derivative Lawsuits
Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The lawsuits allege that our officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserts causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demands an accounting and rescission of allegedly improper stock option grants. We have formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interests of Juniper Networks and our shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle or release such claims.
State Derivative Lawsuits — California
On May 24, 2006 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against us and certain of our current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of our current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options. We have formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interests of Juniper Networks and our shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle or release such claims.
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against us and certain of our current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001 through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. The Court has not yet issued a ruling.
Calamore Proxy Statement Action
On March 28, 2007 an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against us and certain of our current and former officers and directors. The complaint alleges that the proxy statement for our 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to our 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, we filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff filed an amended complaint on August 27, 2007, and defendants filed a motion to dismiss on October 9, 2007. The motion is currently scheduled for hearing on December 3, 2007.
Settlement with the Securities and Exchange Commission (SEC)
On August 28, 2007, we announced that the Commissioners of the SEC authorized the settlement between us and the SEC regarding the previously disclosed SEC inquiry into our historical stock option granting practices. Without admitting or denying the allegations in the SEC’s complaint, we agreed to settle the charges by consenting to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. The SEC filed the complaint, SEC v. Juniper Networks, Inc., Case No. C 07 4430-JW, in the Northern District of California on August 28, 2007. Our consent to entry of final judgment was also filed on August 28, 2007. No monetary penalties were assessed against us in conjunction with this settlement. This settlement concludes the SEC’s formal investigation of the company with respect to our historical stock option granting practices.
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
In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. It is uncertain whether there will be any revised or future settlement.
16(b) Demand
On October 3, 2007, a purported Juniper Networks shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against our IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-01577, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. We are named as a nominal defendant. No recovery is sought from us in this matter.
Toshiba Patent Infringement Litigation
On November 13, 2003, Toshiba Corporation filed suit in the United States District Court in Delaware against us, alleging that certain of our products infringed several Toshiba patents, and seeking an injunction and unspecified damages. A Markman hearing was held in April 2006, and a ruling favorable to us was issued on June 28, 2006. Based on the ruling, Toshiba stipulated to non-infringement of the asserted patents and subsequently appealed the ruling to the United States Court of Appeals for the Federal Circuit. The appeal was heard by the Federal Circuit on July 11, 2007, and on September 6, 2007, the court issued a ruling affirming the District Court’s finding of non-infringement. On September 13, 2007, Juniper Networks and Toshiba entered into a written settlement agreement and the case was subsequently dismissed with prejudice upon a joint motion filed by the parties.

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
In the third quarter of 2007, the IRS opened an examination of our U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequent to September 30, 2007, the IRS extended their examination of our employment tax returns to include fiscal years 2005 and 2006.
Item 1A. Risk Factors
The risk factors included herein include any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A to Part I of our 2006 Annual Report on Form 10-K.
Investments in equity securities of publicly traded companies involve significant risks. The market price of our stock reflects a higher multiple of expected future earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes or other factors, could trigger, and have triggered, significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including, but not limited to, the following factors, that could affect our stock price.
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
Telecommunications service provider companies and other large companies, because of their size, generally have had greater purchasing power and, accordingly, have requested and received more favorable terms, which often translate into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business and financial condition. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.
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
A limited number of our customers comprise a significant portion of our revenues and increases the degree of customer concentration risk, and any decrease in revenue from these customers could have an adverse effect on our net revenues and operating results.
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Nokia-Siemens Networks B.V. (“NSN”) and its predecessor companies contributed more than 10% of revenue in the three and nine months ended September 30, 2007. Siemens AG and Ericsson Telekcom A.B. each accounted for greater than 10% of our net revenues for the nine months ended September 30, 2006. Siemens individually accounted for greater than 10% of our net revenue for the nine months ended September 30, 2007. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of Nokia-Siemens Networks and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.
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
In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressures faced by us. In this regard, Alcatel combined with Lucent in 2006 and Ericsson acquired Redback in 2007. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, operating results and financial condition.
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
We are currently implementing upgrades to key internal IT systems, and problems with the design or implementation of these systems could interfere with our business and operations.
We have initiated a project to upgrade certain key internal IT systems, including our company-wide human resources management system and our enterprise resource planning (“ERP”) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
We depend on independent contract manufacturers (each of which is a third party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. Each of these factors could adversely affect our business and financial results.
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
In addition, we were party to a lawsuit which seeks to enjoin us from granting equity awards under our 2006 Equity Incentive Plan (the “2006 Plan”), as well as to invalidate all awards granted under such plan to date. The 2006 Plan is the only active plan under which we currently grant stock options and restricted stock units to our employees. If this lawsuit not resolved in our favor, we may be prevented from using the 2006 Plan to provide these equity awards to recruit new employees or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in high technology industries such as ours. Accordingly, our ability to hire, retain and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.

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
Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concludes the SEC’s formal investigation of the Company with respect to this matter. No assurance can be given regarding the outcomes from the current litigation or other possible actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
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
Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the Japanese Yen, Indian Rupee, British Pound and the Euro, related to our operations outside of the United States. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. A decrease in the value of the U.S. dollar could also increase the real cost to us of our expenses in countries outside the United States.
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
Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be cancelled. This could hurt our operating results, damage our reputation and seriously harm our business and prospects.

Governmental regulations affecting the import or export of products could negatively affect our revenues.
The United States and various other governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues.
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
We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, this impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Further declines in our stock prices in the future as well as any marked decline in our level of revenues or gross margins increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares		Maximum Dollar
			Purchased as		Value of Shares
			Part of Publicly		that May Yet Be
	Total Number	Average	Announced	Average	Purchased
	of Shares	Price Paid	Plans or	Price Paid	Under the Plans or
Period	Purchased(1)	per Share	Programs	per Share	Programs(1)
July 1 — July 31, 2007	—	$—	—	$—	$376,810,876
August 1 — August 31, 2007	—	—	—	—	376,810,876
September 1 — September 30, 2007	—	—	—	—	376,810,876

Total	—	$—	—	$—	$376,810,876

(1)	In February 2007, the Company’s Board of Directors approved a stock repurchase program. This program authorizes an increase of $1.0 billion under the stock repurchase program approved in July 2006. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company’s current stock repurchase program is authorized to repurchase up to a total of $2.0 billion of its common stock. Purchases under this plan will be subject to a review of the circumstances in place at the time. Acquisitions under this stock repurchase program may be made from time to time as permitted by securities laws and other legal requirements. During the nine months ended September 30, 2007, the Company repurchased and retired 69,443,946 shares of common stock at an average price of $23.37 per share.
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003)

10.1	Summary of Compensatory Arrangements for Certain Officers announced on August 14, 2007 (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2007)

10.2	Severance Agreement by and between the Company and Robyn M. Denholm effective as of August 14, 2007.

10.3	Change of Control Agreement by and between the Company and Robyn M. Denholm effective as of August 14, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc. November 9, 2007
By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003)

10.1	Summary of Compensatory Arrangements for Certain Officers announced on August 14, 2007 (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2007)

10.2	Severance Agreement by and between the Company and Robyn M. Denholm effective as of August 14, 2007.

10.3	Change of Control Agreement by and between the Company and Robyn M. Denholm effective as of August 14, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002