Form 10-K
period 2007-12-31
JUNIPER NETWORKS INC
filed 2008-02-29
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $7,388,000,000 as of the end of the Registrant’s second fiscal quarter (based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 30, 2007).

As of February 25, 2008 there were approximately 523,580,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2008 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2007.

PART I

ITEM 1.	Business

Overview

We design, develop and sell products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single Internet Protocol (“IP”)-based network. We serve the high-performance networking requirements of global service providers, enterprises, governments and research and education institutions that view the network as critical to their success. High-performance networking is designed to provide fast, reliable and secure access to applications and services. We offer a high-performance network infrastructure that includes best-in-class IP routing, Ethernet switching security and application acceleration solutions, as well as partnerships designed to extend the value of the network and worldwide services and support designed to optimize customer investments.

In the fiscal year ended December 31, 2007, we experienced growth in both product and service revenues. We also generated strong net income, operating margin, and cash flows from operations during 2007. We believe these results were driven by market demands and our focused execution of our two fundamental objectives: To establish our growth and momentum in the high-performance networking marketplace as reflected by top line performance, and to improve our leverage against those revenues, as demonstrated by the bottom line improvements in our financial results.

Our operations are organized into three reportable segments: Infrastructure, Service Layer Technologies (“SLT”), and Service. Our Infrastructure segment primarily offers scalable routing products that are used to control and direct network traffic from the core, through the edge, aggregation and the customer premise equipment level. Infrastructure products include our IP routing and carrier Ethernet routing portfolio, as well as our recently announced Ethernet switching portfolio. Our SLT segment offers solutions that meet a broad array of our customer’s priorities, from protecting the network itself, and protecting data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. SLT products include firewall and virtual private network (“VPN”) systems and appliances, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention (“IDP”) appliances, application front end platforms, the J-series router product family, integrated Secure Services Gateway (“SSG”) secure router product offerings and wide area network (“WAN”) optimization platforms. Together, our high-performance network infrastructure offerings help enable our customers to convert legacy networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased performance, reliability and security to end users. Our Service segment delivers world-wide services to customers of the Infrastructure and SLT segments.

During our fiscal year ended December 31, 2007 we generated net revenues of $2.8 billion and conducted business in more than 100 countries around the world. See Item 8 of Part II for more information on our consolidated financial position as of December 31, 2007 and 2006 and our consolidated results of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2007.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Our Strategy

Our objective and strategy is to be the leading provider of high-performance networking. We offer a high-performance network infrastructure that creates a responsive and trusted environment for accelerating the deployment of services and applications over a single IP-based network. We believe our open network infrastructure provides customers with greater choice and control in quickly meeting high-performance business requirements, while enabling them to reduce costs. Our strategy is designed to advance the fundamentals and economics of high-performance networking. Key elements of our strategy are described below.

Maintain and Extend Technology Leadership

Our application-specific integrated circuit (“ASIC”) technology, JUNOS operating system and network-optimized product architecture have been key elements to establishing and maintaining our technology leadership. We believe that these elements can be leveraged into future products that we are currently developing. We intend to maintain and extend our technological leadership in the service provider and enterprise markets primarily through innovation and continued investment in our research and development departments, supplemented by external partnerships, including strategic alliances, as well as acquisitions that would allow us to deliver a broader range of products and services to customers in target markets.

Leverage Position as Supplier of High-Performance Network Infrastructure

From inception we have focused on designing, developing and building high-performance network infrastructure for demanding service provider and enterprise networking environments and have integrated purpose-built technology into a network optimized architecture that specifically meets our customers’ needs. We believe that many of these customers will deploy networking equipment from only a few vendors. We believe that the performance, reliability and security of our products provide us with a competitive advantage, which is critical in gaining selection as one of these vendors.

Be Strategic to Our Customers

In developing our infrastructure and SLT solutions, we work very closely with customers to design and build best-in-class products specifically designed to meet their complex needs. Over time, we have expanded our understanding of the escalating demands and risks facing our customers. That increased understanding has enabled us to subsequently design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployments to date. We plan to continue to work hand-in-hand with our customers to implement product enhancements as well as to design future products that meet the evolving needs of the marketplace, while enabling customers to reduce costs.

Enable New IP-Based Services

Our platforms enable network operators to quickly build and secure networks cost-effectively and deploy new differentiated services to drive new sources of revenue more efficiently than legacy network products. We believe that the secure delivery of IP-based services and applications, including IP Television (“IPTV”), web hosting, outsourced Internet and intranet services, outsourced enterprise applications and voice-over IP, will continue to grow and are cost-effectively enabled by our high-performance network infrastructure offerings.

Establish and Develop Industry Partnerships

Our customers have diverse requirements. While our products meet certain requirements of our customers, our products are not intended to satisfy certain other requirements. Therefore, we believe that it is important that we attract and build relationships with other industry leaders in a diverse set of technologies and services that extend the value of the network for our customers. These partnerships ensure that we have access to those technologies and services, whether through technology integration, joint development, resale or other collaboration, in order to better support a broader set of our customers’ requirements. In addition, we believe in an open network infrastructure that invites partner innovation and provides customers with greater choice and control in meeting their evolving business requirements, while enabling them to reduce costs.

Markets and Customers

We sell our high-performance network products and service offerings through direct sales and through distributors and value-added resellers to end-users in the following markets:

Service Providers

Service providers include wireline, wireless, and cable operators as well as major internet content and application providers. Supporting most major service provider networks in the world, our high-performance network infrastructure offerings are designed and built for the performance, reliability and security that service providers demand. Our networking infrastructure offerings benefit these customers by:

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

While many of these service providers have historically been categorized separately as wireline, wireless, or cable operators, in recent years we have seen a move towards convergence of these different types of service providers through acquisitions, mergers and partnerships. We believe these strategic developments are made technically possible as operators invest in the build out of next generation networks (“NGN”) capable of supporting voice, video and data traffic on to the same IP-based network. This convergence relies on IP-based traffic processing and creates the opportunity for multi-service networks including new service offerings such as IPTV. These new services offer service providers significant new revenue opportunities.

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

The IP infrastructure market for service providers includes: products and technology at the network core; the network edge to enable access; the aggregation layer; security to protect from the inside out and the outside in; the application awareness and intelligence to optimize the network to meet business and user needs; and the management, service awareness and control of the entire infrastructure.

We have sold our products to all of the 65 largest service providers in the world.

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability and security requirements of the world’s most demanding businesses. For this reason, enterprises, federal, state and local governments, and research and education institutions that view their networks as critical to their success are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications while:

•	Assisting in the consolidation and delivery of existing services and applications;

•	Accelerating the deployment of new services and applications;

•	Offering integrated security to assist in the protection and recovery of services and applications; and

•	Offering operational improvements that enable cost reductions, including lower administrative, training, customer care and labor costs.

The enterprise market continued to be an important part of our business growth during 2007, driven in particular by growth in the second half of the year. Since we first entered the market, we have sold our products to more than 30,000 enterprise customers.

As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. We believe that innovative enterprises view the network as critical to their success and therefore must build advanced network infrastructures that provide fast, reliable and secure access to services and applications over a single IP-based network. These high-performance enterprises require networks that are global, distributed and always available. Network equipment vendors need to demonstrate performance, reliability and security to these customers in specific segments with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers, branch and campus applications, distributed and extended enterprises, and WAN gateways.

As customers increasingly view the network as critical to their success, we believe that customers will increasingly demand fast, reliable and secure access to services and applications over a single IP-based network. This is partly illustrated by the increasing success of our Integrated Security Gateway (“ISG”) products that combine firewall/VPN and IDP solutions in a single platform and SSG platforms that provide a mix of high-performance security with Local Area Network (“LAN”)/WAN connectivity for regional and branch office deployments. We will continue to invest to develop these and other converged technologies and solutions.

Fundamental Requirements for High Performance Networking

Our service provider customers have clearly communicated their fundamental business requirement to quickly and cost-effectively deploy new differentiated services to drive new sources of revenue.

Our enterprise customers are under pressure to accelerate the delivery of service-enabling applications to build differentiation and sustainable growth.

In parallel, both service providers and enterprises must focus on proactively detecting and preventing the ever increasing number of security threats facing the network itself and the data that flows across the network. This security must be innate to networking products and must not come at the expense of overall performance or unjustifiable cost.

This is driving the fundamental requirement for high-performance networking, providing fast, reliable and secure access to applications and services over a single IP-based network. Feature richness, high reliability, security, high performance, scalability, and cost effectiveness are each fundamental requirements in meeting the needs associated with the growth in IP traffic and the delivery of value-added services to end users.

Feature Richness.  The importance of increasing revenue streams and decreasing capital and operational costs for our customers is a significant priority in the industry. Service providers want to quickly and cost effectively deploy new differentiated services to drive new sources of revenue. Enterprises and other network operators want to accelerate the delivery of service-enabling applications to build differentiation and growth. Each of these goals is ultimately a function of the features and capabilities that can be securely provided on each of the network elements. As networks advance, more and more features are required to sell new services as well as to lower the ongoing costs of operating the network. Next generation networking solutions therefore need to have flexibility to add new capabilities frequently without compromising the performance of the system, which gets increasingly difficult as the network demands increase.

High Reliability.  As businesses and consumers increasingly rely on IP networks for mission-critical applications, high network reliability is critical to success. As a result, those businesses and consumers expect service providers to deliver a high degree of reliability in their networks.

Security.  Today’s network environment presents an ever-increasing number of challenges regarding network security ranging from simple denial of service attacks to sophisticated, pervasive and malicious intrusions. The importance of security is increasing within all of our customers and we are continually improving and evolving the security capabilities on all of our product solutions. It is extremely important to provide comprehensive network-

based security services that are fully integrated, free of performance trade-offs, and scaleable to any customer or market.

High-Performance Without Compromising Intelligence.  To handle the rapid growth in IP traffic, today’s customers increasingly require fast, reliable and secure networking solutions that can operate at higher speeds, while still delivering real-time services such as security and quality-of-service features. The processing of data packets at these high speeds requires sophisticated forwarding technology to inspect each packet and assign it to a destination based on priority, data type and other considerations. Because a large number of IP packets, many of which perform critical administrative functions, are small in size, high-performance IP routers need to achieve their specified transmission speeds even for small packet sizes. Because smaller packets increase packet processing demands, routing large numbers of smaller packets tends to be more resource intensive than routing of larger packets. A wire speed router, which achieves its specified transmission rate for any type of traffic passing through it, can accomplish this task. Thus, provisioning of mission-critical services increasingly requires the high performance enabled by wire speed processing.

High-Performance Under Stressful Conditions.  In a large and complex network, individual components inevitably fail. However, the failure of an individual device or link must not compromise the network as a whole. In a typical network, when a failure occurs, the network loses some degree of capacity and, in turn, a greater load falls on the remaining network routers, which must provide alternate routes. High-performance network infrastructure must quickly adapt to the new state of the network to maintain packet forwarding rates and avoid dropping significant numbers of packets when active routes are lost or when large numbers of routes change. Routing protocols are used to accomplish this convergence, a process that places even greater stress on the router. Given the complexity of IP network infrastructure, the convergence process is complex and places a far greater load on the router, thereby requiring a much more sophisticated device.

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

High Return on Investment.  Continued growth in IP traffic, price competition in the telecommunications market and increasing pressure for network operators to attain higher returns on their network infrastructure investments all contribute to our customers’ desire for solutions that significantly reduce the capital expenditures required to build and operate their networks. In addition to the basic cost of equipment, network operators incur substantial ancillary costs for the space required to deploy the equipment, power consumed and ongoing operation and maintenance of the equipment. Network operators therefore want to deploy dense and varied equipment configurations in limited amounts of rack and floor space, with increasing consideration to energy and cooling requirements and costs. Therefore, in order to continue to scale their networks toward higher data speeds in a cost effective manner, network operators need the ability to mix and match easily many different speed connections at appropriate densities, without significantly increasing the consumption of space or power and driving costs higher.

These requirements define a clear need for high-performance networking solutions that have been designed to support high speeds and offer new IP-based services. At the same time, network operators are eagerly seeking new solutions that increase the level of scalability and reliability within their networks, while reducing the cost and complexity of their architectures.

Our Technology and Products

Early in our history, we developed, marketed and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created. Our infrastructure products are designed to address the needs at the core and the edge of the network as well as for wireless access by combining high-performance packet forwarding technology and robust operating systems into a network-optimized solution. In addition, as enterprises continue to develop and rely upon more sophisticated and pervasive internal networks, we believe the need for products with high-performance routing technology is expanding to a broader set of customers, and we believe our expertise in this technology uniquely positions us to address this growing market opportunity.

Additionally, we offer a broad family of network security solutions that deliver high-performance, cost-effective security for enterprises, service providers and government entities, including firewall and VPN systems and appliances, SSL appliances, and IDP appliances. With the 2005 acquisitions of Funk Software, Inc. (“Funk”), Peribit Networks, Inc. (“Peribit”), Redline Networks, Inc. (“Redline”), and Kagoor Networks, Inc. (“Kagoor”), we added complementary products and technologies to our product families that enable our customers to provide additional IP-based services and enhance the performance and security of their existing networks and applications.

Infrastructure Products

We believe that an overview of the physical nature of our infrastructure products is helpful in understanding the operation of our business.

Although specific designs vary among our product families, our router platforms are essentially modular, with the chassis serving as the base of the platform. The chassis contains components that enable and support many of the fundamental functions of the router, such as power supplies, cooling fans, and components that run the operating system, perform high-speed packet forwarding, or keep track of the structure of the network and instruct the packet forwarding components where to send packets. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces.

The modules are the components through which the router receives incoming packets of data from the network over a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. In some cases, modules do not contain ports or physically receive packets from the network, but rather provide additional capabilities or features that enhance the overall functionality of the router. We refer to these components as service modules.

Our new EX-Series family of Ethernet switches include Virtual Chassis and fixed configuration design elements. Virtual Chassis technology allows up to ten switches to be interconnected and operate as a single system, thereby enabling higher port density in a compact and efficient form factor. Our fixed configuration switch platforms offer a cost-effective standalone solution for low-density deployments.

Major infrastructure product families are summarized as follows:

•	M-Series and T-Series: Our M-series routers are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, enterprise networks and in other applications. The M-series product family includes the M320, M160, M120, M40e, M20, M10i and M7i platforms. Our T-series core routers, T1600, T640, T320, and TX Matrix, are primarily designed for core IP infrastructures and are also being sold into the multi-service environment (“MSE”). The M-series and T-series products leverage our ASIC technology and the same JUNOS operating system to enable consistent, continuous, reliable and predictable service delivery.

•	E-Series: Our E-series products are a full featured platform with support for carrier-class routing, broadband subscriber management services and a comprehensive set of IP services. The E-series family includes the ERX-1440, -1410, -710, -705 and -310 platforms and the E320 and E120 broadband service routers. Leveraging our JUNOSe operating system, the E-Series service delivery architecture enables service providers to easily deploy innovative revenue generating services to their customers and avoid the costly and limiting piecemeal outcomes that result from equipment that delivers inconsistent edge services. All E-Series platforms offer a full suite of routing protocols and provide scalable capacity for tens of thousands of users.

•	MX-Series: The MX-Series is a product family developed to address emerging Ethernet network architectures and services in service provider and enterprise networks, and includes the MX960, MX480 and MX240. Using our JUNOS operating system, the MX platforms provide the carrier-class performance, scale and reliability to enable service providers and enterprises to support large scale Ethernet deployments.

•	EX-Series: In January 2008, we announced our EX-series family of Ethernet switches, expanding our product portfolio running our JUNOS operating system. Ethernet is a widely-used technology used to transport information in enterprise networks. We believe our new EX-series switches will enable customers to accelerate and simplify the way they install and manage business applications across their networks and enhance network operations without comprising performance.

SLT Products

SLT products provide network security solutions and enable our customers to provide additional IP-based services and enhance the performance and security of their existing networks and applications.

Major SLT product families are summarized as follows:

•	Firewall and VPN Systems: Our NS-5400, -5200, and -500 products and ISG-2000 and -1000 products are high-performance security systems designed to provide integrated firewall, VPN and denial of service protection capabilities for enterprise environments and service provider network infrastructures. Our ISG-2000 and -1000 products can also deliver intrusion detection and prevention functionality with the addition of optional security modules to the base ISG chassis. Each of our firewall and VPN systems can be deployed in high bandwidth environments and can be used to deliver managed security services. Our firewall and VPN systems allow unique security policies to be enforced for multiple virtual local area networks, or Virtual LANs (“VLANs”), allowing a single system to secure multiple networks. Our security systems also allow for the creation of multiple Virtual Systems, each providing a unique security domain with its own virtual firewall and VPN and dedicated management interface. These features enable enterprises, service providers and government entities to use a single security system to secure multiple networks and enable carriers to deliver security services to multiple customers.

•	Firewall and VPN Appliances: Our SSG family of secure routing products represents a new class of purpose-built security appliance that delivers a mix of high performance, security and LAN/WAN connectivity for regional and branch office deployments. The SSG appliances combine proven firewall/VPN and robust routing with a set of Unified Threat Management (“UTM”) security features to protect traffic as it flows in and out of the branch office. Our NS-208, -204, -100, -50, -25, -5XT and -5XP security appliances are fixed configuration products of varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Our security appliances are designed to maximize security and performance while using less physical space than competing products. Our security appliances can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communication.

•	SSL VPN Appliances: Our Secure Access-6000, -4000, -2000, and -700 appliances are used to secure remote access for mobile employees, secure extranets for customers and partners, and secure intranets. Our SSL VPN appliances are designed to be used in enterprise environments of all sizes.

•	IDP Appliances: Our IDP-1100, -600, -200 and -50 appliances utilize intrusion detection methods to increase the attack detection accuracy and provide the broadest attack detection coverage available. Our IDP appliances provide fast and efficient traffic processing and alarm collection, presentation and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack. Our IDP appliances can also alert the IT staff to respond to the attack. Our IDP appliances can be clustered to provide high availability and reduce risk associated with a single point of failure.

•	Application Acceleration Platforms: Our WX and WXC products improve the performance of client-server and web-enabled business applications for branch-office, remote, and mobile users. These application acceleration platforms enable our customers to deliver LAN-like performance to users around the globe who access centralized applications.

•	Unified Access Control (“UAC”) Solution: Using our UAC 2.1 solution, our IC-4000 and -6000 appliances combine identity-based policy and end-point intelligence to give enterprises real-time visibility and policy control throughout the network.

•	AAA and 802.1X Products: Our family of AAA and 802.1X network access security products, including our Odyssey Access Client and Steel Belted Radius products, are a key component to uniform security policy enforcement across all network access methods, including wireless LAN, remote/VPN, dial, and identity-based (wired 802.1X) methods.

In 2007 and the first quarter of 2008, we announced several significant new products in our Infrastructure and SLT product categories including, but not limited to, the following:

Infrastructure:

•	Our portfolio of Session and Resource Control solutions, which provide subscriber management and policy control capabilities, enabling service providers to deliver a high-quality user experience for “multi-play” and mobile services in next-generation networks. The Session and Resource Control portfolio features modular software applications that build upon the feature set of our SDX-300 Service Deployment System, and the new C-series family of controllers which support end-to-end policy management on a dedicated, purpose-built platform.

•	The newest member of the T-series family, the T1600 core router. Capable of delivering 1.6 Tbps of throughput in a single half-rack chassis, the T1600 core router is designed to ease the transition to next-generation networks and enable service providers to efficiently accelerate the deployment of the services demanded by their customers.

•	The E120 broadband services router, a platform capable of delivering up to 120 Gbps of capacity in a compact chassis with support for up to 64,000 individual subscribers. This router enables service providers to efficiently generate incremental revenue and shares the same proven JUNOSe operating system, line cards and interface modules as the widely-deployed E320 router.

•	An expansion of our MX-Series family of Ethernet Services Routers with the additions of the MX480 and MX240. Designed to address emerging Ethernet network architectures and services, each platform scales to support over 1 million media access control (“MAC”) addresses which enables service providers to effectively scale Ethernet to support large service provider deployments.

•	The EX-series of Ethernet switches described above.

SLT:

•	ScreenOS version 6.0 operating system for the ISG and SSG platforms and version 4.1 software for our IDP products. These software releases provide our customers with advanced visibility and control of applications and users, enabling them to set and enforce security policies across the network and enhance application delivery and performance to improve user productivity and to keep pace with escalating business requirements.

•	The J2320 and J2350 J-series services routers, SSG 320M and SSG 350M security platforms and two new network management appliances with NetScreen-Security Manager (“NSM”) Central Manager and NSMXpress. The new J-series, SSG and NSM products are designed to enable enterprises to accelerate the secure delivery of business critical applications across their networks.

•	Software enhancements to our SSL VPN appliances that provide support for a broader array of applications and platforms, enhanced access control, and policy enforcement capabilities designed to meet the requirements of high-performance businesses.

•	Version 2.1 of UAC solution, advancing our ability to address the evolving access control and security requirements of customers. UAC 2.1 helps reduce the complexity of securing access to networks and applications and delivers access control, visibility and monitoring of applications and users to help address regulatory compliance while mitigating risk and exposure to today’s rapidly evolving threat landscape.

•	New additions to our WX and WXC application acceleration platforms fortified application security without compromising performance and enhancements to the WX Central Management System allow for the integration of content distribution and WAN optimization within a single platform.

See Note 11 in Item 8 for a breakdown of net product revenues by segment.

Customer Service and Support

In addition to Infrastructure products and SLT products, we offer the following services: 24x7x365 technical assistance, hardware repair and replacement parts, unspecified software updates on a when and if available basis, professional services and educational services. We deliver these services directly to major end users and also utilize a multi-tiered support model, leveraging the capabilities of our partners and third-party organizations as appropriate.

We also train our channel partners in the delivery of education and support services to ensure locally delivered training.

As of December 31, 2007, we employed 748 people in our worldwide customer service and support organization. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products and we have hired support engineers with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2007, we employed 190 people in manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

We have manufacturing relationships primarily with Celestica, Flextronics and Plexus, under which we have subcontracted the majority of our manufacturing activity. Our manufacturing activity is primarily conducted in Canada, China and the United States.

This subcontracting activity in all locations extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

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

Our contract manufacturers manufacture our products based on rolling forecasts from us about our product demands. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. Products are then shipped to our distributors, value-added resellers or end-users. Generally, we do not own the components and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

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

Juniper Networks has at its core five key values: trust, integrity, respect, humility and excellence. These values are integral to how we manage our company and interact with our employees, customers, partners and suppliers. By working collaboratively with our suppliers, we also have the opportunity to promote socially responsible business practices beyond Juniper Networks and into our worldwide supply chain. To this end, we have adopted, and promote the adoption by others, of the Electronic Industry Code of Conduct. The Electronic Industry Code of Conduct outlines standards to ensure that working conditions in the electronics industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible.

Research and Development

As of December 31, 2007, we employed 2,563 people in our worldwide research and development organizations. Our research and development expenses totaled $623.0 million, $480.3 million and $357.3 million in the years ended December 31, 2007, 2006 and 2005, respectively. We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols and embedded operating systems. These individuals have worked in leading computer data networking and telecommunications companies.

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

Sales and Marketing

As of December 31, 2007, we employed 1,863 people in our worldwide sales and marketing organizations. These sales employees operate in different locations around the world in support of our customers.

Our sales organization is organized into three geographic regions and within each region according to the particular needs in that market. Our three geographic regions are (i) the Americas (including United States, Canada, Mexico, Central and South America), (ii) Europe, Middle East and Africa and (iii) Asia Pacific. Within each region there are regional and country teams to ensure we operate close to the customer.

The sales teams operate in their respective regions and generally either engage customers directly or manage customer opportunities through our distribution and reseller relationships or channels as described below. In the United States and Canada, we sell to several service providers directly and sell to other service providers and enterprise customers primarily through resellers. Almost all of our sales outside the United States and Canada are made through our channel partners.

See Note 11 in Item 8 for information concerning our revenues by significant customers and by geographic region. Our operations subject us to certain risks and uncertainties associated with international operations. See Item 1A of Part I, “Risk Factors” for more information.

Direct Sales Structure

Where we have a direct relationship with our customers, the terms and conditions are governed either by customer purchase orders and our acknowledgement of those orders or by purchase contracts. In instances where we have direct contracts with our customers, those contracts set forth only general terms of sale and do not require customers to purchase specified quantities of our products. For this type of customer our sales team engages directly with the customer. Customer purchase orders are received, and processed directly, by Juniper Networks.

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we do the majority of our business. We employ various channel partners:

•	A global network of strategic distribution relationships, as well as region or country-specific distributors who in turn sell to local value added resellers who sell to the end-user customer. The distribution channel partners mainly sell our SLT products plus some router products that are often purchased by our enterprise customers. These distributors tend to be focused on particular regions or particular countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and with NEC in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products.

•	Direct value-added resellers including our strategic resellers referenced below, which resell our products to end-users around the world. These direct value-added resellers buy the products and services directly from us and have expertise in deploying complex networking solutions in their respective markets. Our agreements with these direct value-added resellers are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our direct value-added resellers to purchase specified quantities of our products.

•	Strategic world-wide reseller relationships with Nokia-Siemens Networks B.V. (“NSN”), Ericsson Telekom A.B. and Alcatel-Lucent. These companies each offer services and products that complement, but in some cases compete with, our own product offerings and act as a fulfillment partner for our products. Our arrangements with each of these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for discounts based upon the volume of products sold and specify other general terms of sale. The agreements do not require these partners to purchase specified quantities of our products. NSN accounted for greater than 10% of our total net revenues in 2007.

Within each region we employ sales professionals to assist with the management of our various sales channels. In addition we have a “direct touch” sales team that works directly with the channel partners on key accounts in order to maintain a direct relationship with our more strategic end user customers while at the same time supporting the ultimate fulfillment of product through our channel partners.

Our sales organization is generally split between service provider and enterprise customers, with each separate team ensuring focus on the key customers in these respective markets. There is a structure of sales professionals, system engineers, and marketing and channel teams each focused on the respective service provider and enterprise markets.

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have orders for products that have not been shipped and for services that have not yet been performed for various reasons. Because we believe industry practice would allow customers to cancel or change orders with limited advance notice prior to shipment or performance, as well as our history of allowing such changes and cancellations, we do not consider this backlog to be firm and do not believe our backlog information is necessarily indicative of future revenue.

Seasonality

Many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. In addition, our SLT segment has experienced seasonally strong customer demand in the fourth quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

Infrastructure Business

In the network infrastructure business, Cisco Systems has historically been the dominant player in the market. However, other companies such as Alcatel-Lucent, Ericsson, Extreme Networks, Inc., Foundry Networks, Inc., Huawei Technologies Co., Ltd., and Nortel Networks Corporation, are providing competitive products in the marketplace.

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

SLT Business

In the market for SLT products, Cisco generally is our primary competitor with its broad range of products. In addition, there are a number of other competitors for each of the product lines within SLT, including Checkpoint Software Technologies, Fortinet, Inc., F5 Networks, Inc., Nortel and Riverbed Technology, Inc. These additional competitors tend to be focused on single product line solutions and therefore are generally specialized and focused as competitors to our products. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.

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

Environment

We are subject to regulations that have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (“WEEE”) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) regulations adopted by the European Union. In addition, in September 2007, we announced our sponsorship and continued participation in the Carbon Disclosure Project (“CDP”). CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors; it hosts one of the largest registries of corporate greenhouse gas data in the world at www.cdproject.net. We continue to invest in the infrastructure and systems required to be able to inventory and measure our carbon footprint on a global basis. Since 2005, we have made significant strides in improving our energy efficiency around the world.

Compliance with federal, state, local, and foreign laws enacted for the protection of the environment has to date had no material effect on our capital expenditures, earnings, or competitive position.

In addition, we are committed to the environment by our effort in improving the energy efficiency of key elements of our high-performance network product offerings. For example, our T1600 router consumes substantially less energy than competitive products. The environment will remain a focus area across multiple aspects of our business.

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

Employees

As of December 31, 2007, we had 5,879 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 1, 2008.

NAME	AGE	POSITION

Scott Kriens	50	Chief Executive Officer and Chairman of the Board
Pradeep Sindhu	55	Chief Technical Officer and Vice Chairman of the Board
Mark Bauhaus	46	Executive Vice President and General Manager, Service Layer Technology Business Group
Robyn M. Denholm	44	Executive Vice President and Chief Financial Officer
Mitchell Gaynor	48	Vice President, General Counsel and Secretary
Edward Minshull	49	Executive Vice President, Worldwide Field Operations
Kim Perdikou	50	Executive Vice President and General Manager, Infrastructure Products Group

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

MARK BAUHAUS joined Juniper Networks in September 2007 as Executive Vice President and General Manager, Service Layer Technology Business Group. From January 2007 to September 2007, Mr. Bauhaus served as founder and principal of Bauhaus Productions Consulting. From December 1986 to December 2006, Mr. Bauhaus served at Sun Microsystems in a range of executive level assignments, most recently in the position of senior vice president, Service Oriented Architecture Software. Mr. Bauhaus holds a Bachelors degree in business management and environmental systems analysis from the University of California at Davis.

ROBYN M. DENHOLM joined Juniper Networks in August 2007 as Executive Vice President and Chief Financial Officer. From January 1996 to August 2007, Ms. Denholm was at Sun Microsystems where she served in executive assignments that included senior vice president, Corporate Strategic Planning; senior vice president, Finance; vice president and corporate controller (Chief Accounting Officer); vice president, Finance; Service Division; director, Shared Financial Services APAC and Controller, Australia/New Zealand. From May 1989 to January 1996, Ms. Denholm served at Toyota Motor Corporation Australia and from December 1984 to May 1989 Ms. Denholm served at Arthur Andersen and Company in various finance assignments. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia and holds a Bachelors Degree in Economics from the University of Sydney and a Masters of Commerce from the University of New South Wales.

MITCHELL GAYNOR has been Vice President, General Counsel and Secretary of Juniper Networks, Inc. since February 2004. Between April 1999 and February 2004, Mr. Gaynor was Vice President, General Counsel and Secretary of Portal Software, Inc. He also served as Vice President, General Counsel and Secretary of Sybase, Inc., from 1997 to 1999 and served in various other legal roles in Sybase between 1993 and 1997. Mr. Gaynor was Assistant General Counsel of ComputerLand Corporation, a computer equipment reseller, during 1989 and 1990.

From 1984 to 1989 and from 1990 to 1993, Mr. Gaynor was an associate with the law firm of Brobeck, Phleger & Harrison. Mr. Gaynor holds a J.D. from U.C. Hastings College of the Law and a B.A. from the University of California, Berkeley.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on our website at http://www.juniper.net, by contacting the Investor Relations Department at our corporate offices by calling (888) 586-4737 or by sending an e-mail message to investor-relations@juniper.net. Such reports and other information are available on our website when they are available on the SEC website.

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

For arrangements with multiple elements, vendor specific objective evidence of fair value of the undelivered element is required in order to separate the components and to account for elements of the arrangement separately. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain vendor specific objective evidence of fair value for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered or if the only undelivered element is maintenance revenue would be recognized ratably over the contractual maintenance period which is generally one year but could be substantially longer.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate, develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, in the first quarter of 2008 we announced new products designed to address the Ethernet switch market, a market in which we have not had a historical presence. If these new products do not gain market acceptance at a sufficient rate of growth, or at all, our ability to meet future financial targets may be adversely affected. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.

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

We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. For example, as we have expanded our contract manufacturing base to China, we have experienced instances where our contract manufacturer was not able to ship products in the time periods expected by us. If we are not able to ship our products or if product shipments are delayed, our ability to recognize revenue in a timely manner for those products would be affected and our financial results could be harmed.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. Each of these factors could adversely affect our business and financial results.

We face intense competition that could reduce our revenues and adversely affect our financial results.

Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco with other companies such as Alcatel-Lucent, Ericsson, Extreme Networks, Foundry Networks, Huawei, and Nortel providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and market segments that our products address.

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

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. Nokia-Siemens Networks B.V. (“NSN”) and its predecessor companies contributed more than 10% of revenue in the fiscal years ended 2007, 2006 and 2005. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, there has been and continues to be consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of Nokia-Siemens Networks and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.

We are a party to lawsuits, which are costly to investigate and defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business and financial condition.

We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found in Note 8 of Notes to Consolidated Financial Statements, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.

In addition, we are party to a lawsuit which seeks to enjoin us from granting equity awards under our 2006 Equity Incentive Plan (the “2006 Plan”), as well as to invalidate all awards granted under such plan to date. The 2006 Plan is the only active plan under which we currently grant stock options and restricted stock units to our employees. If this lawsuit is resolved against us, we may be prevented from using the 2006 Plan to provide these equity awards to recruit new employees or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in high technology industries such as ours. Accordingly, our ability to hire, retain and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.

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

Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

We are exposed to fluctuations in currency exchange rates which could negatively affect our financial results and cash flows.

Because a majority of our business is conducted outside the United States, we are exposed to fluctuations in foreign currency exchange rates. These fluctuations could have a material adverse impact on our financial results and cash flows.

Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen, related to our operations outside of the United States. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. A decrease in the value of the U.S. dollar could also increase the real cost to us of our expenses in countries outside the United States.

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

We historically have used stock options and other equity awards as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings and will significantly harm our operating results in future periods. These factors may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.

Matters related to the investigation into our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 8 of Notes to Consolidated Financial Statements under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concludes the SEC’s formal investigation of the Company with respect to this matter. No assurance can be given regarding the outcomes from the current litigation or other possible actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

We have made, and may continue to make, acquisitions in order to enhance our business. In 2005 we completed the acquisitions of five private companies. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming and expensive process. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition.

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

We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and also depend on the operations of our contract manufacturers and suppliers that are located inside and outside of the United States. In addition, our research and development operations are conducted in the United States as well as other countries. Our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest, natural disasters, epidemic disease, war, or economic instability in a specific country or region, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses, results of operations and financial condition.

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

The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could address matters such as voice over the Internet or using Internet Protocol, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (“WEEE”) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) regulations adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, operating results and financial condition.

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

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2007, we had $1,716.1 million in cash and cash equivalents and $291.1 million in investments in government and corporate debt securities. We have invested these amounts in U.S. government securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

Uninsured losses could harm our operating results.

We self-insure against many business risks and expenses, such as intellectual property litigation and our medical benefit programs, where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or is not available. We also maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles, policy limits and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and unpredictable and could adversely affect our results of operations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease approximately 1.8 million square feet worldwide, with nearly 70 percent being in North America. Our corporate headquarters is located in Sunnyvale, California and consists of seven buildings totaling approximately 0.9 million square feet. Each building is subject to an individual lease or sublease, which provides various option, expansion and extension provisions. The corporate headquarters leases expire between January 2011 and December 2014. We also own approximately 80 acres of land adjacent to our leased corporate headquarters location. Additionally, we lease an approximately 0.2 million square foot facility in Westford, Massachusetts. The leases expire between January and March 2011.

In addition to our offices in Sunnyvale and Westford, we also lease offices in various locations throughout the United States, Canada, South America, Europe, the Middle East, Africa, and the Asia Pacific region, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom. Our longest lease expires in October 2016. Our current offices are in good condition and appropriately support our business needs.

ITEM 3.	Legal Proceedings

The information set forth under “Legal Proceedings” in Note 8 of Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “JNPR”.

Price Range of Common Stock

The following table sets forth the high and low closing bid prices as reported on NASDAQ:

2007	High	Low

First quarter	$20.77	$17.74
Second quarter	$25.50	$20.09
Third quarter	$37.09	$25.79
Fourth quarter	$37.65	$28.55

2006

First quarter	$22.38	$17.06
Second quarter	$20.30	$14.55
Third quarter	$17.34	$12.20
Fourth quarter	$21.56	$16.77

Holders

There were approximately 1,336 stockholders of record at February 1, 2008 and we have a substantially larger number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on December 31, 2002 in each of Juniper Networks common stock, the NASDAQ Composite Index, the S&P 500 Index and the NASDAQ Telecommunications Index. Due to our inclusion in the S&P Index, we plan to replace the NASDAQ Composite Index with the S&P 500 Index in future presentations of this graph. The graph shall not be deemed to be incorporated by reference into other SEC filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto in Item 8 “Consolidated Financial Statements and Supplementary Data.”

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below, including acquisitions by the Company during the three years ended December 31, 2007, see “Notes to Consolidated Financial Statements” in Item 8.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2007(a)	2006(b)	2005(c)	2004(d)	2003(e)
				(Unaudited)	(Unaudited)
	(In millions, except per share data)

Net revenues	$2,836.1	$2,303.6	$2,064.0	$1,336.0	$701.4
Cost of revenues	927.6	754.3	653.5	415.1	259.9
Gross margin	1,908.5	1,549.3	1,410.5	920.9	441.5
Operating expenses	1,501.4	2,547.1	969.5	728.6	403.8
Operating income (loss)	407.1	(997.8)	441.0	192.3	37.7
Other income and expense, net	103.5	100.7	56.5	15.8	1.9
Income (loss) before income taxes	510.6	(897.0)	497.5	208.1	39.6
Provision for income taxes	(149.8)	(104.4)	(146.8)	(79.9)	(8.9)
Net income (loss)	360.8	(1,001.4)	350.7	128.2	30.7
Net income (loss) per share:
Basic	$0.67	$(1.76)	$0.63	$0.26	$0.08
Diluted	$0.62	$(1.76)	$0.58	$0.24	$0.07
Shares used in computing net income (loss) per share:
Basic	537.8	567.5	554.2	493.1	382.2
Diluted	579.1	567.5	600.2	543.7	414.1

(a)	Includes the following significant pre-tax items: stock-based compensation of $88.0 million, stock option tender offer and tax related charges of $8.0 million, stock option investigation costs of $6.0 million, a gain from a minority equity investment of $6.7 million, and a net legal settlement gain of $5.3 million.

(b)	Includes the following significant pre-tax items: goodwill and intangible assets impairment charges of $1,283.4 million, stock-based compensation of $87.6 million, stock option investigation costs of $20.5 million, other tax related charges of $10.1 million, and restructuring and acquisition related charges of $5.9 million.

(c)	Includes the following significant pre-tax items: stock-based compensation expense of $22.3 million, in-process research and development charges of $11.0 million, a gain from the sale of equity investment of $1.7 million, a patent related charge of $10.0 million, a charge of $5.9 million from the impairment of certain purchased intangible assets and a reversal of acquisition related reserves of $6.6 million.

(d)	Includes the following significant pre-tax items: stock-based compensation expense of $54.9 million, in-process research and development charges of $27.5 million, merger integration costs of $5.1 million, loss on redemption of the convertible subordinated notes of $4.1 million, an investment write-down charge of $2.9 million, and a credit of $5.1 million from changes in restructuring estimates.

(e)	Includes the following significant pre-tax items: stock-based compensation expense of $21.4 million, restructuring charges of $14.0 million and gains on sales of investments of $8.7 million.

Consolidated Balance Sheet Data

	As of December 31,
	2007	2006	2005	2004	2003
				(Unaudited)	(Unaudited)
	(In millions)

Cash, cash equivalents and available-for-sale investments	$2,015.8	$2,614.3	$2,047.1	$1,713.1	$975.8
Working capital	1,175.3	1,759.2	1,261.4	903.9	423.2
Goodwill	3,658.6	3,624.7	4,879.7	4,409.4	983.4
Total assets	6,885.4	7,368.4	8,183.6	6,981.3	2,411.1
Total long-term liabilities	151.7	490.7	468.0	504.1	583.3
Total stockholders’ equity	5,353.9	6,115.1	7,088.2	5,974.3	1,562.4

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To aid in understanding our operating results for the periods covered by this report, we have provided an executive overview and a summary of the significant events that affected the most recent fiscal year and a discussion of the nature of our operating expenses. These sections should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7, our “Risk Factors” section included in Item 1A of Part I, and our audited consolidated financial statements and notes included in Item 8 of Part II of this report.

Executive Overview

Our 2007 performance was the result of a combination of strong market demand for networking and security products as well as our focused execution and market share gains. In addition, we began shipment of several new products which contributed to our revenue growth during the year. During 2007, we also implemented a series of operational excellence initiatives. These initiatives are intended to strengthen the management systems and processes throughout our organization to support our growth.

	Total	Reportable Segments
(In millions, except percentages)	Consolidated	Infrastructure	SLT	Service

Net revenues	$2,836.1	$1,753.2	$573.8	$509.1
Year-over-year net revenues increase	23%	24%	20%	24%
Management operating income (loss)	$603.6	$495.5	$(18.3)	$126.4
Year-over-year management operating income increase (decrease)	18%	18%	(62)%	25%
Operating income	$407.1
Year-over-year operating income increase	141%
Net income	$360.8
Year-over-year net income increase	N/M
Net income per share:
Basic	$0.67
Diluted	$0.62

N/M — Not meaningful.

•	Net Revenues: Net revenue increased $532.5 million, or 23%, to $2,836.1 million in 2007, compared to 2006. We experienced growth in both product and service revenues, which represented 82.0% and 18.0% of our total net revenue in 2007. Product revenue increased $433.7 million, or 23%, to $2,327.0 million in 2007, compared to the year-ago period. Service revenue increased $98.8 million, or 24%, to $509.1 million in 2007, compared to 2006. Infrastructure product, SLT product and Service revenues represented 61.8%, 20.2% and 18.0% of our total net revenues, respectively, for 2007. Our revenue performance and share gains were driven by Infrastructure product and SLT product sales. Infrastructure product revenue increased $339.8 million, or 24%, in 2007 as compared to 2006 primarily attributable to revenue growth in our M- and T-series routers, as well as our recently introduced MX-series routers. SLT product revenue increased in 2007 as compared to 2006 primarily attributable to the increased sales of our firewall virtual private network (“Firewall”) products, including our recently introduced SSG320M and SSG350M firewall appliances, and to a lesser extent, increases in secure socket layer virtual private network (“SSL”), J-series, and WAN Optimization products. Service revenue increased in 2007 over the prior year primarily due to the increase in our installed base of equipment under service contracts and, to a lesser extent, growth in professional service revenue.

New Infrastructure products shipped in 2007 include the T1600 router and our MX-series product family. Our T1600 product is a high-capacity and energy-efficient core router. Our MX-series family of Ethernet Service Routers enables service providers to deliver advance services including IPTV and video-on-demand at scale. The MX-series includes MX960, a large capacity and high-density Carrier Ethernet platform, and MX480, which began shipping in the fourth quarter of 2007.

New SLT products introduced in 2007 include the SSG320M and SSG350M products, which are purpose-built appliances that deliver high performance and secure connectivity for regional and branch office. We also introduced new products within the J-series service router family, such as J2320 and J2350, which are designed to enable enterprises to accelerate the secure delivery of business critical applications across their networks. Additionally, we continued to make enhancements and design updates to other SLT product families during 2007.

From a geographical perspective, net revenues grew across the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions.

•	Operating Margin: Operating income increased $1,404.9 million to $407.1 million in 2007, compared to an operating loss of $997.8 million in 2006. Operating margin was 14.4% in 2007 as compared to -43.3% in 2006. The increase in operating margin was primarily attributable to decreases in operating expenses as a percentage of net revenue. Such decreases were largely due to the goodwill and intangible impairment charges of $1,283.4 million in 2006 and the absence of such charges in 2007. Additionally, to a lesser extent, operating margin improved due to the decrease in sales and marketing expenses as a percentage of net revenue as well as decreases in other charges associated with our internal stock option investigation, partially offset by increases in research and development expenses in 2007 as compared to 2006.

•	Net Income and Net Income Per Share: Net income was $360.8 million, or $0.62 per share on a diluted basis, in 2007, compared to a net loss of $1,001.4 million, or $1.76 per share on a diluted basis, in 2006. The increases in 2007 were primarily attributable to the goodwill and intangible impairment charges of $1,283.4 million in 2006 that were absent in 2007 as well as the revenue growth and an increase in operating margin as discussed above.

•	Other Financial Highlights: We used $1,623.2 million to repurchase 69.4 million shares of our common stock in 2007. Cash used in our stock repurchases was offset by cash flows from operating activities, investing activities and common stock issued to our employees in connection with our equity incentive plans of $786.5 million, $571.8 million, and $355.0 million, respectively, in 2007.

Significant Events

Business and Market Environment

In 2007, we benefited from the continued progress by our service provider customers in the build-out of Next Generation Networks (“NGN”) designed to support a fast and cost-effective deployment of multiple types of services (“multi-play services”), such as voice, data, and video, that enable our customers to develop new sources of revenue and profitability. We maintained a strong position in the Infrastructure product business and gained share in key market segments. We also experienced an increased interest in our SLT portfolio due to increased network demand from our enterprise customers as well as growth from service providers using our SLT products for both managed service offerings and outsourced solutions for their customers. Additionally, we continued our momentum in the enterprise market for our SLT products as well as routing products portfolio. We now serve over 95 of the Fortune 100 companies and more than 30,000 enterprise customers worldwide. In addition, over 45 out of the 50 state governments in the United States have deployed our technologies.

We believe our innovation and market momentum have enabled us to maintain relationships with our partners, including strategic resellers Alcatel-Lucent, Ericsson, Inc., and Nokia-Siemens Networks B.V. (“NSN”), while developing broader relationships with technology leaders such as International Business Machines Corporation (“IBM”) and Microsoft Corporation to better serve our customers.

Stock Repurchase Activity

We repurchased and retired 69.4 million common shares, at an average price of $23.37 per share for a total of $1,623.2 million as part of our $2.0 billion common stock repurchase program approved by our Board in July 2006 and February 2007 (the “2006 Stock Repurchase Program”). As of December 31, 2007, our 2006 Stock Repurchase Program had a remaining authorization of $376.8 million for repurchases. See Note 15 in Item 8 for discussion of our stock repurchase activity in 2008.

Stock Option Investigation and Amendment of Certain Stock Options

In 2007, we completed the restatement of our historical financial statements as a result of our independent stock option investigation and review of historical stock compensation practices. In addition, we regained compliance with listing standards of the NASDAQ Global Select Market. We recorded $6.0 million in operating expenses during 2007 in connection with this stock option investigation, compared to $20.5 million and nil in 2006 and 2005, respectively.

In April 2007, we completed a tender offer to amend certain options granted under the Juniper Networks, Inc. Amended & Restated 1996 Stock Plan and the Juniper Networks, Inc. 2000 Nonstatutory Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by us for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A (“409A issue”) or Canadian tax laws and regulations. In exchange for increasing the strike price of these options, we committed to make a cash payment to employees participating in the offer so as to make these employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, we amended options to purchase 4.3 million shares of our common stock in 2007 and made aggregate cash payments of $7.6 million to offer participants in January 2008. We accrued this aggregate payment liability and recognized an operating expense for the corresponding amount during 2007.

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

Adoption of FIN 48

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, the first day of fiscal 2007. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The cumulative effect of applying FIN 48 was a $19.2 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill.

As of the date of adoption, the total amount of gross unrecognized tax benefits was $85.2 million, of which $70.8 million, if recognized, would affect our effective tax rate.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statement of operations. This policy did not change as a result of the adoption of FIN 48. We accrued interest expense and penalties of $4.1 million within other long-term liabilities in the consolidated balance sheets as of the date of adoption.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland, Hong Kong, U.K., France, Germany, The Netherlands, Japan, China, Australia, and the U.S. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if the attributes either have been or will be used in a future period.

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

We have employees in our manufacturing and operations organization who manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality.

Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. Employee related costs include items such as wages, commissions, bonuses, vacation, benefits, stock-based compensation and travel. We had 5,879, 4,833, and 4,145 employees as of December 31, 2007, 2006, and 2005, respectively. The year-over-year increases were primarily attributable to increases in our research and development, sales and customer service activities. Our headcount is expected to increase in 2008 as we continue to expand these functions. We accounted for stock-based compensation under the fair value approach of FAS 123R in 2007 and 2006. In 2005, we accounted for stock-based compensation under the intrinsic value approach of APB 25. Details of our stock-based compensation expense are described in Note 1 and Note 9 in Notes to Consolidated Financial Statements of this Form 10-K.

Facility and information technology departmental costs are allocated to other departments based on headcount. These departmental costs have increased in 2007 and 2006 due to increases in headcount and facility leases resulting from infrastructure systems added to support our growth and past acquisitions. Facility and information technology related headcount was 224, 177, and 168 as of December 31, 2007, 2006, and 2005, respectively. In 2008, we expect to further invest in our company-wide information technology infrastructure as we implement our operational excellence initiatives.

Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Changes in related currency exchange rates may affect our operating results. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in other income (expense) on our consolidated statements of operations. The increase in operating expenses including research and development, sales and marketing, as well as general and administrative expenses, due to foreign currency fluctuations, net of hedging, was approximately 2% in 2007.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue Recognition. Our products are integrated with software that is essential to the functionality of our equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. In instances where we have outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to us. Accounts receivable are recorded net of allowance for doubtful accounts, estimated customer returns and pricing credits.

For arrangements with multiple elements, such as sales of products that include services, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. If vendor specific objective evidence of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, our ability to recognize revenue in the future could be impacted by conditions imposed by our customers.

For sales to direct end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. In addition, we report revenue net of sales taxes.

Services include maintenance, training and professional services. Maintenance is offered under renewable contracts. Revenue from maintenance service contracts is deferred and is recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.

We sell certain interests in accounts receivables as part of a distributor accounts receivable financing arrangement which was established by us with a major financing company. Accounts receivables sold under this arrangement in advance of revenue recognition are accounted for as debt and were $10.0 million and nil as of December 31, 2007 and 2006, respectively.

•	Contract Manufacturer Liabilities. We outsource most of our manufacturing, repair and supply chain management operations to our independent contract manufacturers and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish reserves for carrying charges and obsolete material charges for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecasted, which may be caused by factors outside of our control, we have contractual liabilities and exposures with the independent contract manufacturers, such as carrying costs and obsolete material exposures, which would have an adverse impact on our gross margins and profitability.

•	Warranty Reserve. We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and technical labor costs and associated overhead incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins.

•	Goodwill and Purchased Intangible Assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) significant slowdown in the worldwide economy or the networking industry or (iv) failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets on an annual basis as of November 1 or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we use the market approach as well as the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Stock-Based Compensation. We account for stock-based compensation in accordance with FAS No. 123R beginning in 2006. Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly subjective assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In conjunction with the adoption of FAS 123R, we also adopted the single-approach method for valuing our stock-based awards as well as the straight-line method for amortizing the related stock-based compensation expense under the modified prospective approach. Prior to the adoption of FAS 123R, we accounted for stock-based compensation under the intrinsic value recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

•	Income Taxes. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under FAS 109, Accounting for Income Taxes, and record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. We believe it is more likely than not that forecasted income together with the tax effects of the deferred tax liabilities will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

On January 1, 2007, we adopted FIN 48. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In addition, the application of FIN 48 may increase an entity’s future effective tax rates and its future intra-period effective tax rate volatility. Our cumulative effect of applying FIN 48 was a $19.2 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill.

•	Loss Contingencies. We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. In addition, from time to time, we are involved in disputes, litigation and other legal actions. We are aggressively defending our current litigation matters; however, there are many uncertainties associated with any litigation, and these actions or other third party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely impact gross margins in future periods. If any of those events were to occur, our business, financial condition and results of operations and cash flows could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional expenses.

Results of Operations

Net Revenues

The following table shows total net product and service revenues and net product and service revenues as a percentage of total net revenues (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Net revenues:
Product	$2,327.0	$1,893.3	$433.7	23%	$1,893.3	$1,771.0	$122.3	7%
Percentage of net revenues	82.0%	82.2%			82.2%	85.8%
Service	509.1	410.3	98.8	24%	410.3	293.0	117.3	40%
Percentage of net revenues	18.0%	17.8%			17.8%	14.2%

Total net revenues	$2,836.1	$2,303.6	$532.5	23%	$2,303.6	$2,064.0	$239.6	12%

Our total net revenues increased $532.5 million, or 23% to $2,836.1 million in 2007 as compared to 2006. Our total net revenues increased $239.6 million, or 12% to $2,303.6 million in 2006 as compared to 2005. The increases in both years were primarily due to the demand growth in the markets we serve. In addition, we gained market share in several areas and capitalized on the opportunities in our targeted markets with our new and existing product and service offerings during 2007.

Net Product Revenues

Our net product revenue increased $433.7 million, or 23%, from 2006 to $2,327.0 million in 2007. The increase was the result of increased activity in both Infrastructure product and SLT product sales to service provider and enterprise markets. In particular we had success in selling our products to customers who are adopting NGN IP networks, which are designed to reduce total operating costs and to be able to offer multiple services over a single network. In addition, we had a number of new product releases and expanded into new emerging markets during 2007. Net product revenue grew $122.3 million, or 7% from 2005 to 2006, the majority of which was generated from our SLT product revenue growth in 2006.

The following table shows total net product revenues and net product revenues as a percentage of total net revenues by product category (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Net product revenues:
Infrastructure	$1,753.2	$1,413.4	$339.8	24%	$1,413.4	$1,371.6	$41.8	3%
Percentage of net revenues	61.8%	61.4%			61.4%	66.5%
SLT	573.8	479.9	93.9	20%	479.9	399.4	80.5	20%
Percentage of net revenues	20.2%	20.8%			20.8%	19.3%

Total net product revenues	$2,327.0	$1,893.3	$433.7	23%	$1,893.3	$1,771.0	$122.3	7%

Infrastructure Product Revenues

Infrastructure product revenues accounted for $1,753.2 million, or 61.8%, of total net revenues, and increased $339.8 million, or 24%, in 2007, compared to 2006. We benefited from the strong worldwide demand for high-performance router products as our service provider customers seek simplified, scalable network infrastructures across fiber, cable and mobile access technologies to support increasing performance demands on their networks. The Infrastructure product revenue increase in 2007 was primarily attributable to increased revenue from our M-, T-, and

MX-series router products driven by our service provider customers’ continued build out of NGN as their bandwidth requirement increases. Our service provider customers also moved towards NGNs designed to enable a fast and cost-effective deployment of differentiating multi-play services that allow them to generate new sources of revenue. Also contributing to the revenue growth was an increase in Infrastructure product sales to the content service provider and the enterprise markets. From a geographical perspective, we experienced strength in the Americas region. We also experienced revenue increases in APAC and EMEA.

Infrastructure products accounted for $1,413.4 million, or 61.4%, of our total net revenues during 2006 and $1,371.6 million, or 66.5%, of our total net revenues during 2005. Infrastructure product net revenue grew by $41.8 million, or 3%, from 2005 to 2006 primarily due to continued success from a very significant year of growth in 2005, which strengthened our position as a supplier to the largest service providers in the world, particularly in the Americas and in EMEA. We experienced revenue growth in higher-end infrastructure chassis products and increased penetration by our core and edge router portfolio as service providers acquired products for their NGNs and multi-play service offerings. This growth was partially offset by a pause in the build out of NGNs and associated purchase decisions, particularly in Japan, as major carriers prepare for the next stage of bandwidth and services expansion, and a large product revenue deferral as of December 31, 2006 for products shipped to one of our largest customers.

We track Infrastructure chassis revenue units recognized and ports shipped to analyze customer trends and indicate areas of potential network growth. Our Infrastructure product platforms are essentially modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table shows infrastructure revenue units recognized and ports shipped:

	Years Ended December 31,				Years Ended December 31,
	2007	2006	Unit Change	% Change	2006	2005	Unit Change	% Change

Infrastructure chassis revenue units	11,195	10,211	984	10%	10,211	9,977	234	2%
Infrastructure ports shipped	225,452	160,318	65,134	41%	160,318	153,763	6,555	4%

Chassis revenue units increased 10% from 2006 to 2007 as our customers expanded the capacity in their existing networks. The increase was mainly due to the introduction of the MX-series products, which are our Carrier Ethernet base routers. We also experienced growth in our M- and T-series products, driven by bandwidth demand as service provider customers sought to expand voice and video capability in their existing networks. Port shipment units increased by 41% in 2007 as compared to 2006. The increase was associated with the growth in chassis revenue units with larger expansion capacity and the customers’ need to differentiate themselves by providing feature-rich multi-play services.

Chassis revenue units slightly increased from 2005 to 2006 due primarily to the sales of higher-end T-series and M-series products and the inclusion of the chassis units related to a 2005 acquisition, partially offset by decreases in sales of lower-end E-series and M-series products. Sales of higher-end chassis units increased as our customers continued to adopt and expand IP networks in order to reduce total operating costs and to be able to offer multiple services over a single network. Port shipment units increased from 2005 to 2006 primarily due to the increase in port demands driven by the larger expansion capacity in the higher-end chassis revenue units shipped during 2006, partially offset by the lower port capacity in the CTP-series chassis revenue units.

SLT Product Revenues

SLT product revenues accounted for 20.2% of total net revenues and increased $93.9 million, or 20%, to $573.8 million in 2007, compared to 2006. The revenue increase was due to sales increases across the majority of the SLT product families particularly the Firewall, SSL, WAN Optimization and J-series products. Our customers’

demands for SLT products grew due to their increasing focus on addressing the risks associated with connecting and delivering critical network services and business applications. The integrated systems introduced prior to 2007, such as the ISG and SSG firewall products, gained traction in the market place and generated additional revenue in 2007. The revenue increase from our SSL products was due to our deployments of SSL solutions to enterprises and governments who were seeking to enhance their remote access to data and applications. We experienced considerable improvement in revenue from our WAN Optimization application acceleration platforms as customers sought to boost the responsiveness of their networks. All three geographic regions had significant growth in SLT sales during 2007. We experienced a growing demand for our SLT products in both the enterprise and service provider markets as we focused on cross-selling more integrated products and solutions in the enterprise and service provider markets while leveraging partnerships with open standards based interoperability of our SLT products. In addition, we benefited from typical fourth-quarter seasonality. We generally experienced seasonality and fluctuations in the demand for our SLT products, which may result in greater variations in our quarterly revenue.

In January 2008, we announced a plan to phase out our DX product line. These products will be supported until 2013. We do not expect this plan to have a material impact on our consolidated results of operations, cash flows, and financial condition.

SLT products accounted for $479.9 million, or 20.8%, of our total net revenues in 2006 and $399.4 million, or 19.3%, of total net revenues during 2005. SLT product net revenue increased $80.5 million, or 20%, from 2005 to 2006 due to a growing demand and brand recognition for our SLT products from large enterprises and the U.S. Federal Government. Sales increased across various SLT product families including Firewalls, IDP, J-series, DX, and SSL. In addition, the new products announced in 2006 and the DX and application acceleration products added to our portfolio through the various acquisitions in 2005 contributed to this increase. In addition, we experienced success in cross-selling SLT products to service providers for both their own IT infrastructure and resale built upon the acquisitions we completed in 2005. A further part of the increase was due to successfully selling to much larger enterprise customers with increased footprint and complexity.

The following table shows SLT revenue units recognized:

	Years Ended December 31,				Years Ended December 31,
	2007	2006	Unit Change	% Change	2006	2005	Unit Change	% Change

Service Layer Technologies units	239,021	183,575	55,446	30%	183,575	170,181	13,394	8%

SLT product units increased in 2007 as compared to 2006 primarily attributable to the growing demand for our SLT products in the market place. The 30% increase in the number of SLT units was greater than the revenue increase of 20% primarily due to the increased revenue from sales of our branch firewall products, which have lower average selling price than other SLT products. SLT product units increased 8% while SLT product revenue increased 20% in 2006 as compared to 2005 primarily due to sales of high-end firewalls.

Net Service Revenues

Net service revenues increased $98.8 million, or 24%, to $509.1 million in 2007, compared to 2006, and represent 18.0% of net revenues. The growth in service revenue was primarily driven by increased technical support service contracts associated with higher Infrastructure and SLT product sales, which have resulted in increased renewals and a larger installed base of equipment being serviced. Installed base is calculated by each customer based on the number of systems that the customers has under maintenance. A majority of our service revenue is earned from customers who purchase our products and enter into maintenance contracts that are generally for one-year renewable periods. We also have multi-year maintenance contracts. These contracts are typically for services such as 24-hour customer support, non-specified updates and hardware repairs. We recognize revenue from service contracts as the services are completed or ratably over the period of the obligation. In addition to support services and professional services, we also provide educational services. Consistent with 2006, support service revenues represents 89% of net service revenues in 2007. To a lesser extent, professional services also contributed to the growth in net service revenues in 2007. Professional service revenue increased primarily due to large customer deployments requiring consulting services.

Net service revenues increased $117.3 million, or 40%, from 2005 to 2006 primarily due to the growth in support services driven by an increase in the installed base that we are servicing, as well as increased attach rates on new product sales, improved enterprise service infrastructure allowing more rapid implementation of services and the addition of new professional service offerings. Professional service revenue also increased, to a lesser extent, in 2006 compared to 2005 due primarily to maintenance-related on-site engineering services as well as additional consulting projects in 2006.

Total Net Revenues by Geographic Region

The following table shows total net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2007	2006*	$ Change	% Change	2006*	2005*	$ Change	% Change

Americas:
United States	$1,215.8	$950.3	$265.5	28%	$950.3	$879.0	$71.3	8%
Other	124.7	83.0	41.7	50%	83.0	53.9	29.1	54%

Total Americas	1,340.5	1,033.3	307.2	30%	1,033.3	932.9	100.4	11%
Percentage of net revenues	47.3%	44.8%			44.8%	45.2%
Europe, Middle East and Africa	918.0	817.4	100.6	12%	817.4	610.1	207.3	34%
Percentage of net revenue	32.4%	35.5%			35.5%	29.6%
Asia Pacific	577.6	452.9	124.7	28%	452.9	521.0	(68.1)	13%
Percentage of net revenues:	20.3%	19.7%			19.7%	25.2%

Total	$2,836.1	$2,303.6	$532.5	23%	$2,303.6	$2,064.0	$239.6	12%

*	Prior year information has been reclassified to conform to the current period presentation.

We continue to experience varying distribution of revenue among our three geographic regions for the three years ended December 31, 2007 and we expect this trend to continue.

Net revenues in the Americas region increased $307.2 million, or 30%, to $1,340.5 million in 2007 as compared to 2006. The Americas region represented 47.3% of net revenues in 2007, an increase of 2.5 percentage points over 2006. The increases were largely due to strength in the United States and in Latin America. Net revenue from the United States increased $265.5 million in 2007 compared to 2006, primarily due to revenue growth in the Infrastructure product segment from our service provider and internet content provider customers and, to a lesser extent, SLT product and Service segments. Net revenues from Latin America increased $39.1 million in 2007, compared to 2006, primarily due to strength in Brazil driven by sales to a major local carrier. Total 2006 revenue recorded by the Americas region grew by $100.4 million from its 2005 level and remained at approximately 45% of worldwide revenue, as compared to 2005, due to significant success in the United States and with the main service providers in Canada and various South American countries including Brazil and Argentina. Net revenue in the United States increased by $71.3 million in 2006 from 2005 due to continued success both with enterprise customers such as the U.S. Federal Government, as well as with major service providers in the United States. The increase was also due in part to sales to major internet content providers and cable providers. This success was partially offset by a significant product revenue deferral for products shipped to one of our largest customers. Net revenue in Americas as a percentage of total net revenue decreased slightly in 2006 compared to 2005 as a result of the strong growth in EMEA.

Net revenue in the EMEA region increased $100.6 million, or 12%, to $918.0 million in 2007, compared to 2006, due to increased Infrastructure product and SLT product revenues along with increased service revenue driven by strong bandwidth demands in the region. Revenue increased in Belgium, Ireland, United Kingdom, and France, partially offset by a decrease in the Netherlands as well as revenue growth in the emerging markets such as Eastern Europe and the Middle East. Net revenue from EMEA as a percentage of net revenues decreased 3.1 percentage points to 32.4% in 2007 over 2006 primarily due to relative strength in the Americas region. Revenue in the EMEA region grew by $207.3 million, or 34%, in 2006, compared to 2005, due to significant success with NGN deployments across the region, in particular Sweden, the Netherlands, France, and Germany, as well as sales growth in emerging regions including Russia, Eastern Europe and the Middle East. As a result, net revenue from EMEA as a percentage of net revenues increased 5.9 percentage points to 35.5% in 2006 over 2005.

Net revenue in the Asia Pacific region increased $124.7 million, or 28%, to $577.6 million in 2007, compared to 2006, due to increased revenue from Infrastructure products, SLT products and Service driven by demands from service providers as well as enterprise customers resulting from cross-selling of our product portfolio. We experienced revenue growth across the region with strength in Korea, Australia, Malaysia, India and Indonesia. Revenue from the Asia Pacific region declined $68.1 million, or 13%, in 2006 as compared to 2005 primarily due to the impact of certain NGN project decision delays in Japan driving revenue down year over year, partially offset by increased demands in China.

NSN accounted for greater than 10% of our net product and service revenues for the years ended December 31, 2007, 2006, and 2005. We expect that our largest customers, as well as key strategic partners, will continue to account for a substantial portion of our net revenues in 2008.

Cost of Revenues

The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Cost of revenues:
Product	$676.2	$555.1	$121.1	22%	$555.1	$506.3	$48.8	10%
GM percentage of revenue	70.9%	70.7%			70.7%	71.4%
Service	251.4	199.2	52.2	26%	199.2	147.2	52.0	35%
GM percentage of revenue	50.6%	51.4%			51.4%	49.8%

Total cost of revenues	$927.6	$754.3	$173.3	23%	$754.3	$653.5	$100.8	15%

GM percentage of revenue	67.3%	67.3%			67.3%	68.3%

Cost of Product Revenues

Product gross margin improved from 70.7% in 2006 to 70.9% in 2007. The slight increase in product gross margin was mainly due to favorable product mix and, to a lesser extent, improvements in standard costs of our Infrastructure products, partially offset by a slight decrease in our SLT product gross margin. The improvement of standard costs as a percentage of product revenue was primarily due to our increased purchases from contract manufacturers and suppliers in lower cost regions. As of December 31, 2007 and 2006, we employed 190 and 149 people, respectively, in our manufacturing and operations organization. These personnel manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality.

Infrastructure product gross margin percentages improved slightly in 2007 compared to 2006. Our Infrastructure chassis revenue units increased 10% while our Infrastructure ports shipped increased 41% during 2007, on a year-over-year basis, compared to the Infrastructure product revenues increase of 24% for the year. We experienced a favorable product mix and derived a larger portion of revenues from richly configured high-end M-series and T-series router products. We also generated revenues from high-margin port shipments, which are add-on components to the chassis routers. The increases in chassis units and port shipments were driven by bandwidth demand as customers are seeking to expand capabilities in their networks and to offer differentiating feature-rich multi-play services that allow them to generate new revenue sources. See further details in the “Infrastructure Product Revenues” section.

The gross margin improvement from Infrastructure products was offset by a slight decrease in our SLT product gross margin in 2007. The decrease in SLT product gross margin was primarily due to product mix, particularly from an increase in the mix of lower margin branch Firewall and J-series products in 2007. In addition, higher manufacturing costs associated with newer and more complex products were also impacting SLT gross margin. The higher manufacturing costs were partially offset as we realized the benefit of our cost-reduction efforts of moving more manufacturing to lower cost regions. See further details in the “SLT Product Revenues” section.

Cost of product revenues increased $48.8 million, or 10%, in 2006 as compared to 2005. The increase was primarily attributable to increased product revenue in both the enterprise and service provider markets. Net product gross margin of 70.7% for 2006 slightly decreased, compared to 71.4% for 2005, primarily due to the impact of the mix of products and the mix of territories, partially offset by reduced manufacturing costs. As of December 31, 2006 and 2005, we employed 149 and 134 people, respectively, in our manufacturing and operations organization. The increase in stock compensation expense in cost of product revenue from 2005 to 2006 of $0.9 million was primarily due to the impact of adopting FAS 123R on January 1, 2006.

Product gross margins tend to fluctuate due to changes in the mix of products sold and our gross margins may be impacted as we introduce new products and manage production costs among multiple contract manufacturers or when our customers change the timing of their purchases. We will continue to seek reductions in our production costs as we enter into new markets, including markets with different pricing structures and cost structures. Our margins are impacted by changes in distribution channels and price competition as well as changes in the geographic mix of our sales. Sales discounts, warranty costs, changes in shipment volume, loss of cost savings due to changes in component pricing also impact gross margins. These factors, combined with how well we execute on our strategy and operating plans, may lead to margin variability.

Cost of Service Revenues

Cost of service revenues increased $52.2 million, or 26%, to $251.4 million in 2007 as compared to 2006. Service gross margin decreased by less than one percentage point to 50.6% in 2007 as compared to 2006. The increase in service costs and the decrease in gross margin were primarily attributable to increases in headcount related expenses associated with expanding our service delivery infrastructure and professional service organization, particularly in North America and in India, as well as increasing our resources for supporting network build-outs and deployments by our customers. Service related headcount increased by 137 employees, or 22%, to 748 employees in 2007, compared to 611 in 2006. Employee salary and related expenses, including stock-based compensation expense, represented the majority of the increases in cost of service revenues in 2007. Total employee salary and related expenses as a percentage of service revenues were approximately 25% for 2007 and 20% for 2006. Outside service expense increased as we used outside providers to support the increase in customer support contracts and professional engagements. Freight related expense increased due to the deployment of spare parts in supporting our growth overseas. Facility and IT expenses allocation to the cost of service revenues increased in 2007, which is consistent with other areas of our organization, due to our headcount growth and investment in internal infrastructure to support our growing business. Partially offsetting the increases was a decrease in spares expense due to the large spares purchase we made in 2006.

Cost of service revenues increased $52.0 million, or 35%, to $199.2 million in 2006 as compared to 2005. The increase was a direct result of a larger installed base of products covered by service contracts. However, our service gross margin increased one percentage point from 2005 to 2006 as a result of improved efficiencies and economies of scale, which result in a better leveraged service organization. Total employee salary and related expenses as a percentage of service revenue were approximately 20% for 2006 and 20% for 2005; however, in absolute dollars, employee salary and related expenses increased from 2005 to 2006 primarily due to an investment in new customer service personnel, particularly to support our enterprise customers. Stock compensation expense in cost of service revenue also increased from 2005 to 2006 primarily due to the impact of adopting FAS 123R in 2006. In addition to personnel expenses, outside services costs increased from 2005 to 2006 primarily due to contracting for engineers to provide professional services revenue, particularly for the Middle East and other emerging markets. Spares and freight costs increased from 2005 to 2006 due to a significant investment in spares around the world to support the increase in customer contracts, particularly in the enterprise market. Finally, the costs associated with facilities, depreciation and other expenses allocated to cost of service revenue increased from 2005 to 2006 due to increases in revenue and investment in infrastructure to support the growing business.

Research and Development, Sales and Marketing and General and Administrative Expenses

The table below highlights our operating expenses and operating income (loss) (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Research and development	$623.0	$480.3	$142.7	30%	$480.3	$357.3	$123.0	34%
Sales and marketing	666.7	558.0	108.7	19%	558.0	441.6	116.4	26%
General and administrative	116.4	97.1	19.3	20%	97.1	75.0	22.1	29%
Amortization of purchased intangible assets	85.9	91.8	(5.9)	(6)%	91.8	85.2	6.6	8%
Impairment of goodwill and intangible assets	—	1,283.4	(1,283.4)	(100)%	1,283.4	5.9	1,277.5	N/M
In-process research and development	—	—	—	—	—	11.0	(11.0)	(100)%
Other charges, net	9.4	36.5	(27.1)	(74)%	36.5	(6.5)	43.0	N/M

Total operating expenses	$1,501.4	$2,547.1	$(1,045.7)	(41)%	$2,547.1	$969.5	$1,577.6	163%

Operating income (loss)	$407.1	$(997.8)	$1,404.9	141%	$(997.8)	$441.0	$(1,438.8)	N/M

N/M — Not meaningful.

The following table highlights our operating expenses and operating income (loss) as a percentage of net revenues:

	Years Ended December 31,
	2007	2006	2005

Research and development	22.0%	20.8%	17.3%
Sales and marketing	23.5%	24.2%	21.4%
General and administrative	4.1%	4.2%	3.6%
Amortization of purchased intangible assets	3.0%	4.0%	4.1%
Impairment of goodwill and intangible assets	—	55.7%	0.3%
In-process research and development	—	—	0.6%
Other charges, net	0.3%	1.7%	(0.3)%

Total operating expenses	52.9%	110.6%	47.0%

Operating income (loss)	14.4%	(43.3)%	21.4%

Research and Development Expenses

Research and development expenses include:

•	the costs of developing our products from components to prototypes to finished products,

•	the costs for outside services such as certifications of new products, and

•	expenditures associated with equipment used for testing.

Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred.

Research and development expense increased $142.7 million, or 30%, and increased 1.2 percentage points of net revenues in 2007 over 2006. The increase was largely due to our commitment to continue innovation of our products. In particular in 2007, we continued the development of our Ethernet products, including the MX-series and our new EX-series Ethernet switching products introduced in January 2008, as well as the development of our new T1600 product, which was released in November 2007. Personnel related expenses, which comprise the majority of our research and development expenses, increased primarily due to headcount growth and merit-based salary increases in 2007. Research and development related headcount increased by 493 employees, or 24%, in 2007 to 2,563 employees as of December 31, 2007. Headcount increase was primarily due to additional hires in the engineering organization within the Infrastructure segment. In addition to personnel related expenses, we also increased prototype and lab equipment expenses in 2007 for the development of our new products. Additionally our allocated facilities and information technology, as well as depreciation expenses, for our research and development organization increased in 2007 due to increases in headcount from additional internal systems to support our growth. In general, we grew our engineering organizations to support product innovation, expand and improve our product portfolio and address growth opportunities in NGN bandwidth and features for our service provider and enterprise customers.

Research and development expenses increased $123.0 million, or 3.5 percentage points of net revenues, in 2006 over 2005 as a result of our focus on the development of a broader portfolio of networking products. The increase in absolute dollars was primarily due to increases in personnel related expenses, depreciation, facility related expenses, engineering and testing expenses, outside service expenses and equipment related expenses. The increases in personnel related expenses in 2006 were primarily due to additional hires in the engineering organization across the Infrastructure and SLT segments. Headcount increased 19% from 1,736 individuals to 2,070 individuals during 2006. The headcount increase was attributable to product innovation efforts in areas including router security and integration in order to capture potential future NGN infrastructure growth and other opportunities in the enterprise and the service provider markets. To a lesser extent, the increases in personnel expenses were attributable to merit-based salary increases beginning in April 2006. Facility, engineering and testing expense increased in 2006 to support our product innovation efforts. Outside service expenses increased in 2006 primarily due to additional consulting projects on developing future product roadmaps. The increase in stock compensation expense in research and development expenses from 2005 to 2006 of $24.0 million was primarily due to the impact of adopting FAS 123R in 2006. Our investment and expansion on our global research and development efforts were primarily in China and India.

We plan to increase our investment in research and development during 2008, compared to 2007, to further advance our competitive advantage. As a percentage of net revenues, we anticipate our research and development spending will decrease slightly in 2008.

Sales and Marketing Expenses

Sales and marketing expenses include costs for promoting our products and services, demonstration equipment and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches and marketing initiatives. We have an extensive distribution channel in place that we use to target new customers and increase sales. We have made substantial investments in our distribution channel during 2007, 2006 and 2005.

Sales and marketing expenses increased $108.7 million, or 19%, to $666.7 million and represented 23.5% of total net revenues in 2007, compared to 24.2% in 2006. As a percentage of net revenue, sales and marketing expenses decreased slightly in 2007 due to our focus on increasing our operating margin and the efficiency of our sales activities. The increases in absolute dollars were primarily headcount related increases. Sales and marketing related headcount increased 272 employees, or 17%, in 2007 to 1,863 as of December 31, 2007 as we hired additional personnel across our Infrastructure and SLT organizations to support the larger product portfolio and to expand our presence in the enterprise marketplace. In addition, commission expenses increased primarily as a result of strong revenue growth. In 2007, we also increased consulting expenses to support our sales and marketing initiatives. Likewise our need and expenses for demonstration equipment has grown as we seek to capture new markets and release new products. As the sales and marketing organization grows, we have also grown our information technology and facilities to these organizations, accounting for the increases of related expense allocations in 2007 over 2006.

Sales and marketing expenses increased $116.4 million, or 26%, to $558.0 million in 2006 compared to 2005 and increased as a percent of total net revenues. The increases were primarily due to increases in personnel related expenses, facility related expenses, travel expenses, marketing related activities, and equipment related expenses. Personnel related expenses increased in 2006 primarily due to additional hires to support the expansion of our distribution channels and customer base, as well as to support the larger portfolio of products. In particular, we expanded our enterprise sales force, and targeted key growth areas such as China, the Middle East and India. We added 171 individuals to our sales and marketing function during 2006. Travel expense increased in 2006 due primarily to increased headcount and more activity in emerging markets. Marketing related activities increased primarily as a result of specific activities designed to expand and improve our brand recognition, support of our distribution channels, introduction of new products, targeted solution value propositions and increase awareness of our existing products to a broader range of customers. Equipment related expenses increased in 2006 due to the introduction of new products. The increase in stock compensation expenses in sales and marketing from 2005 to 2006 of $24.5 million was primarily due to the impact of adopting FAS 123R in 2006.

We plan to continue our investment in sales and marketing activities in both direct and channel sales as well as our service provider and enterprise focus. We anticipate our sales and marketing expenses to increase in absolute dollars but decrease as a percentage of net revenues in 2008.

General and Administrative Expenses

General and administrative expenses include professional fees, bad debt provisions and other corporate expenses. Professional fees include legal, audit, tax, accounting and certain corporate strategic services.

General and administrative expenses increased $19.3 million, or 20%, and represented 4.1% of total net revenues in 2007, compared to 4.2% in 2006. As a percentage of net revenue, general and administrative expenses slightly decreased in 2007 due to our focus on increasing our operating margin. The increases in absolute dollars were primarily due to increases in personnel related expenses and outside professional services. Employee related expenses, including salaries, bonuses, stock-based compensation, and fringe benefits expenses, increased in 2007 over 2006, as headcount increased by 56 employees, or 24%, in 2007 to 291 employees as of December 31, 2007. The headcount increases were primarily in the finance and human resources organizations as we expanded our organization infrastructure in lower cost regions, improved internal processes and continued our initiatives to update our information systems. Outside services increased $4.5 million in 2007, compared to 2006, as we invested in designing a more efficient organizational structure and improving our internal systems. Such increases were offset by the decreases in accounting and legal fees of $1.5 million for 2007, compared to 2006. Consistent with other areas of our organization, facilities and information technology allocations increased in order to support these initiatives and the growth of our business.

General and administrative expenses increased $22.1 million, or 29%, in 2006 compared to 2005. As a percentage of net revenues, general and administrative expenses increased slightly from 3.6% in 2005 to 4.2% in 2006. The increases were driven by increases in personnel related expenses and other related expenses. General and administrative world-wide headcount increased 11%, or 24 individuals, during 2006, to support the overall growth in the business. Bad debt expense increased in 2006 primarily due to a bad debt expense benefit in 2005. Facility and IT related allocation expense increased as a result of our personnel growth and development of our systems infrastructure. The increase of general and administrative related stock compensation expense from 2005 to 2006 of $11.8 million was primarily due to the impact of adopting FAS 123R in 2006.

We anticipate our general and administrative expenses to increase in absolute dollars but decrease as a percentage of net revenues in 2008.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $5.9 million due to purchased intangible assets reaching the end of the amortization period during 2007 as compared to 2006. Amortization of purchased intangible assets increased $6.6 million in 2006, compared to 2005, as a result of recognizing a full year of amortization associated with the five acquisitions completed in 2005. See Note 3 in Item 8 for more information on our purchased intangible assets.

Impairment of Goodwill and Purchased Intangible Assets

We had no impairment against our goodwill or intangible assets in 2007. Impairment charges increased by $1,277.5 million in 2006, compared to 2005, as a result of the impairment of both goodwill and purchased intangible assets during 2006. Due primarily to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, to a decrease in the forecasted future cash flows used in the income approach, we evaluated the carrying value of our goodwill and reduced the goodwill within the SLT segment by $1,280.0 million. In addition, we recorded a $3.4 million impairment expense pertaining to a write-down of intangible assets as a result of a decrease in forecasted revenue for the SBC stand-alone products during the second quarter of 2006. In 2005, we wrote down $5.9 million of purchased intangible assets acquired from Kagoor Networks, Inc. (“Kagoor”). See Note 3 in Item 8 for more information on our impairment of goodwill and purchased intangible assets.

In-Process Research and Development

We had no in-process research and development (“IPR&D”) charges in 2007 and 2006. In 2005, a total of $11.0 million was charged to IPR&D expense in connection with three of our five acquisitions during the year. Of the total Funk purchase price, $5.3 million was allocated to IPR&D. Of the total Peribit purchase price, $3.8 million was allocated to IPR&D. Of the total Kagoor purchase price, $1.9 million was allocated to IPR&D. None of the Acorn Packet Solutions, Inc. (“Acorn”) or Redline Networks, Inc. (“Redline”) purchase prices were allocated to IPR&D.

Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Funk, Peribit, and Kagoor had multiple IPR&D efforts under way for certain current and future product lines.

•	For Funk, these efforts included development of new versions for the Steel-Belted Radius (“SBR”), SBR High Availability (“HA”), and Mobile IP Module (“MIM”) II products — all related to the Radius product offering. IPR&D as of the acquisition date also included development of new versions for Endpoint Assurance, Proxy (Remote Control), and Odyssey product families. At the time of the Funk acquisition, it was estimated that these development efforts would be completed over the next four months at an estimated cost of approximately $0.9 million. These development efforts had been completed as of December 31, 2007.

•	For Peribit, these efforts included the development of next versions of software for the Sequence Reducer (“SR”) family, Sequence Mirror (“SM”) family, the Central Management System (“CMS”) products, as well as a hardware program for both the SR and SM families. At the time of the Peribit acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $2.3 million. These development efforts had been completed as of December 31, 2007.

•	For Kagoor, these efforts included a variety of signaling protocols and next generation products and operating systems. At the time of the Kagoor acquisition, it was estimated that these development efforts would be completed over the next eight months at an estimated cost of approximately $0.8 million. These development efforts had been completed as of December 31, 2007.

Other Charges, Net

Other charges are summarized as follows:

•	Restructuring and Acquisition Related Reserves. In 2007, we recorded net restructuring and acquisition related charges of $0.7 million, of which $1.1 million pertained to bonus accruals associated with past acquisitions, partially offset by a benefit of $0.4 million pertaining to net restructuring adjustments. We recorded net restructuring and acquisition related bonus expenses of $5.9 million in 2006, of which $5.6 million was due to bonus accruals associated with the Funk and Acorn acquisitions and $0.3 million was due to net restructuring related charges, including $0.7 million in restructuring charges associated with the initiation of a restructuring plan which focused on some product development costs reductions and the discontinuation of our SBC product. The $6.5 million restructuring and acquisition related benefit in 2005 primarily consisted of $6.9 million in adjustments related to our restructuring accrual when we re-occupied a portion of the former NetScreen facility that was previously included in this acquisition related restructuring reserve, partially offset by a $0.3 million bonus and earn-out accrual related to the Funk and Acorn acquisitions.

•	Stock Option Investigation Costs. We recorded expenses of $6.0 million and $20.5 million in 2007 and 2006, respectively, relating to professional fees and other costs in connection with our stock option investigation. There were no such charges in 2005.

•	Stock Option Amendment and Tax Related Charges. We recorded $8.0 million and $10.1 million in operating expense during 2007 and 2006, respectively, in relation to the amendment of stock options and to the payment of certain taxes and penalties associated with stock option exercises by employees. There were no such charges in 2005.

•	Net Settlement Gain. We recognized a net legal settlement gain of $5.3 million in 2007 in connection with cash settlement proceeds of $6.2 million, net of the $0.9 million legal expense related to direct transaction costs incurred in the third quarter of 2007.

Other Income and Expenses

Interest and Other Income, Interest and Other Expense, Gain on Minority Equity Investment, and Income Tax Provision

The following table highlights other income, other expenses and income tax provision for the indicated periods (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Interest and other income, net	$96.8	$100.7	$(3.9)	(4)%	$100.7	$55.2	$45.5	82%
Percentage of net revenues	3.4%	4.4%			4.4%	2.7%
Gain on and (write-down of) investments, net	6.7	—	6.7	100%	—	1.3	(1.3)	(100)%
Percentage of net revenues	0.2%	—			—	0.1%
Income tax provision	149.8	104.4	45.4	43%	104.4	146.8	(42.4)	(29)%
Percentage of net revenues	5.3%	4.5%			4.5%	7.1%

Interest and Other Income, Net

Net interest and other income decreased $3.9 million, or 4%, in 2007 compared to 2006. This decrease was due to decreases in interest income resulting from a lower cash, cash equivalents and investment balance attributable to our funding of our repurchase of approximately $1.6 billion of our common stock during the first and second quarters of 2007. Partially offsetting the decreases was the higher interest yield combined with a higher average cash, cash equivalents and investment balances particularly in the beginning of 2007, primarily due to higher positive cash flows from operations compared to 2006. Interest and other expenses slightly increased in 2007 compared to 2006, primarily due to costs associated with our distributor financing program. Other interest and expenses include short-term debt expenses, debt issuance cost amortization, foreign exchange losses and other expenses such as bank fees.

Net interest and other income increased $45.5 million in 2006 compared to 2005 primarily due to a $45.8 million increase in interest income from 2005 to 2006 as a result of higher cash, cash equivalents and investment balances and an increase in rates of return realized from our investments throughout 2006. Also, interest and other expense decreased $0.3 million from 2005 and 2006 primarily due to lower portfolio management fees.

Gain on and (Write-Down of) Investments, Net

In June 2007, one of the companies in which we had a minority equity investment completed an initial public offering (“IPO”). As a result, we realized a gain of $6.7 million during 2007 based upon the difference between the market value of our investment at the time of the IPO and our cost basis. During 2006, none of our investments had any gain or loss. In 2005, we recorded a gain of $1.7 million in connection with a business combination transaction of a privately held company in our investment portfolio. Our cost basis of this equity investment was $1.0 million. We have certain minority equity investments in privately held companies that are carried at cost, adjusted for any impairment, as we do not have a controlling interest and do not have the ability to exercise significant influence over these companies. In addition, during 2005, we wrote-down these investments by $0.4 million for changes in market value that we believed were other-than-temporary.

Income Tax Provision

Provision for income taxes increased to $149.8 million in 2007 from $104.4 million in 2006. The 2007 effective rate was 29.3% and differs from the federal statutory rate of 35.0% primarily due to the benefit of income in foreign jurisdictions which is subject to lower rates and research and development credits in the United States.

Provision for income taxes decreased to $104.4 million in 2006 from $146.8 million in 2005. The 2006 effective rate was (11.6%) and differs from the federal statutory rate of 35.0% primarily due to the inability to benefit from a substantial portion of the goodwill impairment charge recorded in 2006. The 2005 effective rate was 29.5% and differs from the federal statutory rate of 35.0% due primarily to the benefit of tax credits, income in foreign jurisdictions taxed at lower rates and a reduction in deferred tax liabilities related to the repatriation in 2005 of $225.0 million under the American Jobs Creation Act of 2004.

The gross unrecognized tax benefits increased by approximately $9.5 million for 2007, of which $8.4 million, if recognized, would affect the effective tax rate. Interest and penalties accrued for the same period were approximately $1.7 million.

It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months due to audit examinations. However, an estimate of the range of possible change cannot be made at this time due to the high uncertainty of the resolution of and/or closure on open audits.

We are currently under examination by the IRS for the 2004 tax year and by the German tax authorities for the 2005 tax year. Additionally, we have not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. We are not under examination by any other major jurisdictions in which the Company files its income tax returns as of December 31, 2007. It is possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible change cannot be made at this time. We have provided for uncertain tax positions that require a FIN 48 liability.

Additional details related to our income tax provision can be found in Note 13 of Notes to the Consolidated Financial Statements.

Segment Information

A description of the products and services for each segment can be found in Note 11 to the Consolidated Financial Statements. We began to track financial information by our three segments in 2005 as our management structure and responsibilities began to measure the business based on management operating income (loss). A description of the measures included in management operating income (loss) can also be found in Note 11 to the Consolidated Financial Statements. We have included segment financial data for each of the three years in the period ended December 31, 2007 for comparative purposes.

Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Net revenues:
Infrastructure	$1,753.2	$1,413.4	$339.8	24%	$1,413.4	$1,371.6	$41.8	3%
Service Layer Technologies	573.8	479.9	93.9	20%	479.9	399.4	80.5	20%
Service	509.1	410.3	98.8	24%	410.3	293.0	117.3	40%

Total net revenues	$2,836.1	$2,303.6	$532.5	23%	$2,303.6	$2,064.0	$239.6	12%
Management operating income (loss)(1):
Infrastructure	$495.5	$420.9	$74.6	18%	$420.9	$489.2	$(68.3)	(14)%
Service Layer Technologies	(18.3)	(11.3)	(7.0)	(62)%	(11.3)	10.4	(21.7)	(209)%
Service	126.4	101.5	24.9	25%	101.5	72.2	29.3	41%

Total management operating income	603.6	511.1	92.5	18%	511.1	571.8	(60.7)	(11)%
Amortization of purchased intangible assets	(91.4)	(97.3)	5.9	(6)%	(97.3)	(85.2)	(12.1)	14%
Stock based compensation expense	(88.0)	(87.6)	(0.4)	—	(87.6)	(22.3)	(65.3)	N/M
Stock based compensation related payroll tax	(7.7)	(2.7)	(5.0)	185%	(2.7)	(2.9)	0.2	(10)%
Impairment of goodwill and intangible assets	—	(1,283.4)	1,283.4	(100)%	(1,283.4)	(5.9)	(1,277.5)	N/M
In-process research and development	—	—	—	—	—	(11.0)	11.0	(100)%
Other expense, net(2)	(9.4)	(37.9)	28.5	(75)%	(37.9)	(3.5)	(34.4)	N/M

Total operating income (loss)	407.1	(997.8)	1,404.9	141%	(997.8)	441.0	(1,438.8)	N/M
Interest and other income, net	96.8	100.7	(3.9)	(4)%	100.7	55.2	45.5	82%
Gain on (write-down of) investments, net	6.7	—	6.7	100%	—	1.3	(1.3)	(100)%

Income (loss) before income taxes	$510.6	$(897.1)	$1,407.7	157%	$(897.1)	$497.5	$(1,394.6)	N/M

(1)	Prior year information has been reclassified to conform to our current year presentation.

(2)	Other expense, net, for 2007 included charges such as restructuring, acquisition related charges, stock option investigation costs, as well as stock amendment and tax related charges. Other expense, net, for 2006 included charges such as restructuring, acquisition related charges, stock option investigation costs and tax related charges, as well as certain restructuring charges in cost of product revenues. Other expense, net, for 2005 included charges such as restructuring, acquisition related charges and patent related charges.

The following table shows financial information for each segment as a percentage of total net revenues:

	Years Ended December 31,
	2007	2006	2005

Net revenues:
Infrastructure	61.8%	61.4%	66.5%
Service Layer Technologies	20.2%	20.8%	19.3%
Service	18.0%	17.8%	14.2%

Total net revenues	100.0%	100.0%	100.0%
Management operating income (loss):
Infrastructure	17.4%	18.3%	23.7%
Service Layer Technologies	(0.6)%	(0.5)%	0.5%
Service	4.5%	4.4%	3.5%

Total management operating income	21.3%	22.2%	27.7%
Amortization of purchased intangible assets	(3.2)%	(4.2)%	(4.1)%
Stock-based compensation expense	(3.1)%	(3.8)%	(1.1)%
Stock-based compensation related payroll expense	(0.3)%	(0.1)%	(0.1)%
Impairment of goodwill and intangible assets	—	(55.7)%	(0.3)%
In-process research and development	—	—	(0.6)%
Other expense, net	(0.3)%	(1.7)%	(0.1)%

Total operating income (loss)	14.4%	(43.3)%	21.4%
Interest and other income, net	3.4%	4.4%	2.7%
Gain on minority equity investment	0.2%	—	—

Income (loss) before income taxes	18.0%	(38.9)%	24.1%

Infrastructure Operating Segment

An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Net Revenues.”

Infrastructure management operating income increased $74.6 million, or 18%, from 2006 to $495.5 million in 2007 due to revenue growth outpacing expense growth. Our increase in revenue was partially offset by our continued investments in research and development efforts as we seek to continue our innovation of products and expand our Infrastructure product portfolio. We also allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the Infrastructure segment generally based on headcount and revenue. In 2007, our sales and marketing expenses decreased slightly as a percentage of net revenues but increased in absolute dollars as we increased our efforts to reach enterprise and service provider customers. We will continue to make these investments to expand our product features and functionality based upon the trends in the market place.

Infrastructure management operating income decreased $68.3 million, or 14%, from 2005 to $420.9 million in 2006 primarily due to higher personnel related costs associated with our investments in product innovation for next generation core and edge infrastructure products as well as increased operating expenses associated with marketing related efforts and improvements to our internal infrastructure, partially offset by savings in sales expense during 2006 as we increasingly leveraged our existing distribution channel.

SLT Operating Segment

An analysis of the change in revenue for the SLT segment, and the change in units, can be found in the section titled “Net Revenues.”

SLT management operating loss increased $7.0 million, or 62%, from 2006 to $18.3 million in 2007 due to product mix and increases in manufacturing related costs. The loss was primarily due to our effort to build a foundation to help enable future SLT revenue growth and due to slight decreases in the SLT product gross margins. The increase in SLT operating expenses was due in large part to our increased allocated expenses to the SLT segment from both information technology investments and the higher variable compensation expenses associated with company-wide revenue growth. Additionally, we strategically invested in our research and development efforts to develop technologies and products for the JUNOS platform. In an effort to control costs, we have moved a significant portion of the SLT development organization to lower cost regions while expanding our product portfolio. SLT management operating loss was also impacted by continued investments in our sales and distribution channels. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on revenue and headcount. In the third quarter of 2007, we increased our allocation of such expenses to the SLT segment, compared to the same period in 2006, primarily due to information technology investments and the higher variable compensation expenses associated with company-wide revenue increases. SLT gross margin decreased slightly in 2007, as compared to 2006, due to higher manufacturing costs associated with newer and more complex products. Such higher manufacturing costs were partially offset as we realized the benefit of our cost-reduction efforts of moving more manufacturing to lower cost regions. The increases in SLT operating expenses were partially offset by our revenue growth especially in the fourth quarter of 2007 due to customers’ demands for security products, particularly Firewall, and due to typical quarterly seasonality. We generally experienced quarterly seasonality and fluctuations in the demand for our SLT products, particularly in the fourth quarter, which may result in greater variations in our quarterly operating results.

The SLT segment incurred a management operating loss of $11.3 million in 2006, compared to the management operating income of $10.4 million in 2005, due primarily to higher product and personnel related costs, partially offset by higher SLT net revenues and gross margin. Increases in personnel related costs were primarily related to headcount growth in order to support product innovation, new products sales and a larger customer base. We made a strategic decision to invest more into the enterprise and SLT markets to drive increased revenues and SLT productivity in the future.

Service Operating Segment

An analysis of the change in revenue for the Service segment can be found above in the section titled “Net Revenue.”

Service management operating income increased $24.9 million, or 25%, from 2006 to $126.4 million in 2007 by achieving economies of scale and cost control initiatives. Revenue growth surpassed cost of service expense growth in 2007 primarily due to our growth in installed base of equipment being serviced. We also increased our service offerings and customer service infrastructure. Our Service gross margin slightly decreased from 2006 to 2007 as we increased our headcount to build our global customer service and professional service organizations. We expanded our customer service center in both North America and India as well as increased our resources for supporting network build-outs and deployments by our customers. Service management operating income was also impacted by sales and marketing, general and administrative expenses as well as facilities and information systems management allocations to the service segment.

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

Stock-Based Compensation and Related Payroll Taxes

Stock-based compensation expense increased by $0.4 million in 2007 as compared to 2006. The increase was primarily attributable to new stock options and RSU grants, partially offset by the lower stock option expense in 2007 as a result of the acceleration of the vesting of certain unvested and “out-of-the-money” stock options completed in December 2005 (“2005 stock option vesting acceleration”). Stock-based compensation related payroll tax expense increased $5.0 million in 2007. These expenses represent employment taxes we incurred in connection with our employee stock programs. Changes in such expenses are primarily attributable to the timing of the stock options exercises by our employees. We experienced a considerable increase in these expenses due to the increase in our share price occurring in 2007. In contrast, we had restrictions on stock option exercises during 2006.

Stock-based compensation expense increased by $65.3 million in 2006 as compared to 2005 primarily due to the adoption of FAS 123R. Stock-based compensation related payroll tax expense decreased $0.2 million in 2006, compared to 2005 primarily due to restrictions on stock option exercises in 2006 as a result of our delayed periodic filings with the SEC.

In-Process Research and Development

There were no IPR&D charges in 2007 and 2006. We recognized IPR&D charges of $11.0 million 2005 in connection with the acquisitions completed during the year.

Restructuring Charges in Cost of Product Revenues

There was no restructuring charges included in cost of product revenues during 2007 and 2005. We recognized restructuring charges in cost of product revenues of $1.4 million for 2006 in connection with the restructuring plan implemented during the year.

Amortization of Purchased Intangible Assets, Impairment of Goodwill and Intangible Assets, Other Expense, Gain on Investments, and Net Interest and Other Income

See “Results of Operations” section for further information.

Key Performance Measures

In addition to the financial metrics included in the consolidated financial statements, we use the following key performance measures to assess operating results:

	Years Ended December 31,
	2007	2006	2005

Days sales outstanding (DSO)(a)	42	38	42
Book-to-bill ratio(b)	>1	>1	<1

(a)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days.

(b)	Book-to-bill ratio represents the ratio of customer orders divided by the sum of product shipments and service invoicing during the respective period.

Liquidity and Capital Resources

  Overview

We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions):

	December 31,	December 31,
	2007	2006	$ Change	% Change

Working capital	$1,175.3	$1,759.2	$(583.9)	(33)%

Cash and cash equivalents	1,716.1	1,596.3	119.8	8%
Short-term investments	240.4	443.9	(203.5)	(46)%
Long-term investments	59.3	574.1	(514.8)	(90)%

Total cash, cash equivalents and available-for-sale investments	$2,015.8	$2,614.3	$(598.5)	(23)%

The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, accrued liabilities, debt and deferred revenue.

Working capital decreased $583.9 million from December 31, 2006 to December 31, 2007 primarily due to the decrease in cash, cash equivalents, and available-for-sale investments balance in the first and second quarters of 2007. Our total cash, cash equivalents, and available-for-sale investments decreased by $598.5 million during 2007 primarily due to stock repurchases under the 2006 Stock Repurchase Program discussed below. Additionally, because the debt related to our outstanding zero-coupon convertible notes is due within one year, we reclassified $399.5 million of debt underlying such notes from long-term to short-term liabilities and, as a result, further reduced our working capital. In 2007, we generated $786.5 million of cash from operations and $571.8 million from our investing activities. In addition, we received financing cash flows of $355.0 million from common stock issued to our employees through stock option exercises and employee stock purchase plan purchases. In 2007, we repurchased 69.4 million shares of our common stock for $1,623.2 million at an average purchase price of $23.37 per share. As of December 31, 2007, our 2006 Stock Repurchase Program had remaining authorized funds of $376.8 million. We may repurchase additional shares opportunistically under this program, subject to a review of circumstances at the time. See Note 15 in Item 8 for discussion of our stock repurchase activity in 2008.

In June 2007, we entered into a senior secured margin lending agreement with a third-party financial institution for a maximum credit facility of $400.0 million, or 90% of the fair market value of the underlying collateral, to establish a flexible draw down facility to fund additional stock repurchases, as necessary. This credit facility bore a floating interest rate equal to the three-month USD LIBOR plus 40 basis points per annum and, if utilized, would be secured by our publicly traded fixed income securities portfolio equivalent to 111% of any outstanding balance. This credit facility was terminated on September 26, 2007. We did not utilize this credit facility at any time.

Net accounts receivable increased $130.3 million, or 52%, to $379.8 million from December 31, 2006 to December 31, 2007 primarily due to an increase in revenue and shipment linearity. DSO was 42 days as of December 31, 2007 as compared to 38 days as of December 31, 2006. The increase in DSO was primarily a result of shipment linearity and the mix of customers we shipped to in the fourth quarter of 2007. Shipment linearity represents the rate at which products are shipped during a period. Our distributor financing program had minimal impact on DSO during 2007. Approximately $10.0 million of receivables sold under the distributor financing program had not been recognized in net revenues as of December 31, 2007 and therefore such amounts were recorded as debt financing in other accrued liabilities.

Deferred revenue increased $127.7 million or 33% to $513.3 million as of December 31, 2007 as compared to December 31, 2006. Product and service deferred revenue increased $43.2 million and $84.5 million, respectively, in 2007. Our product deferred revenue increased due to increases in the amount of product shipments not having met revenue recognition criteria and service deferred revenue increased due to an increase in the installed base of equipment under service contract.

Liquidity and capital resources may also be impacted by acquisitions and investments in strategic relationships we may make in the networking equipment and information security markets. If we were to repurchase additional shares of our common stock under our 2006 Stock Repurchase Program, our liquidity may be impacted. Additionally, a portion of our cash and investment balance is held overseas and may be subject to U.S. taxes if repatriated.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations, repayment of outstanding debt, and growth. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, repurchases of our common stock, and other liquidity requirements associated with our existing operations through at least the next 12 months.

However, our future capital requirements may vary materially from those now planned depending on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans;

•	the market acceptance of our products;

•	repurchases of our common stock;

•	issuance and repayment of debt;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	expenses related to our future restructuring plans, if any;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our equity incentive plans; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of international conflicts and related uncertainties.

Cash Requirements and Contractual Obligations

Our principal commitments primarily consist of obligations outstanding under the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”), operating leases, purchase commitments, tax liabilities and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31,

2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other

Operating leases, net of committed subleases(a)	$221.3	$49.0	$117.2	$43.6	$11.5	$—
Senior Notes(b)	399.5	399.5	—	—	—	—
Purchase commitments(c)	102.8	102.8	—	—	—	—
Tax liabilities(d)	41.5	—				41.5
Other contractual obligations(e)	44.4	21.9	22.5	—	—	—

Total	$809.5	$573.2	$139.7	$43.6	$11.5	$41.5

(a)	Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our consolidated statements of operations. We occupy approximately 1.8 million square feet world wide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in May 2016.

(b)	Our principal commitment as of December 31, 2007 was our outstanding Senior Notes due June 15, 2008. The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $20.14 per share. The carrying value of the Senior Notes as of December 31, 2007 was $399.5 million, which was included in current liabilities as the debt is due in less than one year.

(c)	In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. As of December 31, 2007, there were NCNR component orders placed by our contract manufacturers with a value of $102.8 million. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not own the components and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders. As of December 31, 2007, we had accrued $22.2 million based on our estimate of such charges.

(d)	Tax liabilities include the long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(e)	Other contractual obligations consist of the escrow amount of $2.2 million and bonus accrual of $0.7 million in connection with past acquisitions, a software subscription requiring payments of $5.0 million in both January 2008 and January 2009 and a joint development agreement requiring quarterly payments of $3.5 million through January 2010.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities was $786.5 million, $755.6 million, and $642.9 million for 2007, 2006 and 2005, respectively. The cash provided by operating activities for each period was due to our net income (loss) adjusted by:

•	Non-cash charges of $257.5 million, $1,536.4 million, and $307.4 million for 2007, 2006 and 2005, respectively, primarily related to depreciation and amortization expenses, stock-based compensation, tax benefit of employee stock option plans, in-process research and development from acquisitions, debt issuance costs, restructuring expense, and impairment charges. Non-cash charges in 2007 and 2006 were reduced by the excess tax benefit from stock-based compensation of $19.7 million and $9.7 million, respectively, and a gain on a minority equity investment of $6.7 million.

Non-cash charges in 2006 also included charges of $1,283.4 million related to the impairment of goodwill and intangible assets. In 2005 non-cash charges included $128.1 million of tax benefit from employee stock options. Beginning in 2006, tax benefit from employee stock options, in accordance with FAS 123R, are no longer included in cash flows from operations but rather are included in financing activities. Non-cash charges in 2005 also included an in-process research and development charge, a benefit from the reversal of NetScreen’s acquisition related liabilities and a loss due to the impairment of an equity investment, partially offset by gains associated with available-for-sale investments.

•	Net changes in operating assets and liabilities of $168.2 million, $220.6 million, and $(15.1) million for 2007, 2006 and 2005, respectively, were generally generated in the normal course of business. These changes are highlighted as follows:

•	Net cash increases in 2007 were primarily attributable to increases in accounts payable of $34.9 million, an increase in accrued compensation of $48.3 million, an increase in taxes payable of $71.4 million and an increase in deferred revenue of $127.7 million. The increase in accounts payable was due to the timing of payments to contract manufacturers and the growth of our business. The increase in accrued compensation was due to an increase in headcount, an increase in stock option exercises and the removal of the suspension on employee purchases of shares under ESPP. The increase in taxes payable was due to the increase in the tax provision, movement of deferred tax assets, and timing of payments. The increase in deferred revenue was due to the growing installed base and customer payments in advance of product acceptance. In addition, these increases in cash flows from operations were partially offset by a negative cash flow of $120.9 million primarily due to an increase in net accounts receivable in 2007, which was primarily due to the timing of shipments and the mix of customers who purchased our products, as we shipped a larger amount of products late in the fourth quarter of 2007 and such invoices would not come due until after December 31, 2007.

•	Net cash increases in 2006 were primarily attributable to increases in deferred revenue of $132.8 million due to the growing installed base and customer payments in advance of product acceptance. The increase in operating cash flows was also due to the decreases in accounts receivable of $20.7 million and aggregate decreases in prepaid expenses, other current assets and other long-term assets of $23.0 million. Accounts payable increased $13.6 million and accrued compensation increased $12.7 million primarily due to the costs of headcount increases and related employee bonuses. Changes in taxes payable and other accrued liabilities contributed $18.3 million to cash flows from operations in 2006.

•	Net cash used in 2005 from changes was primarily attributable to increases in net accounts receivable of $68.1 million and decreases in other accrued liabilities of $100.7 million and accrued warranty of $3.7 million, partially offset by decreases in the prepaid expenses, other current assets and other long-term assets accounts of $5.3 million, increases in income taxes payable of $26.6 million, increases in deferred revenue of $64.3 million, increases in accounts payable of $50.3 million and increases in accrued compensation of $10.9 million.

Investing Activities

Net cash provided by investing activities was $571.8 million and $11.9 million for 2007 and 2006, respectively. Net cash used in investing activities was $583.7 million for 2005. Investing activities primarily included the purchases and sale or maturities of available-for-sale securities, the purchase and sale of equity investments, net cash used in acquisitions and capital expenditures.

Net sales and maturities of investments in available-for-sale securities were $1,029.1 million in 2007, compared to net sales and maturities of $632.1 million for 2006, as we used cash to fund our stock repurchase program described under the financing activities section below. Purchases of available-for-sale securities used $298.6 million in 2007 compared to $516.1 million in 2006 primarily due to the funding of our stock repurchase program and our investment strategy during 2007. Positive net cash flows of $115.9 million generated from the sales, maturities and purchases of available-for-sale securities in 2006 was primarily due to the increased cash and cash equivalent holdings as a result of higher short-term interest rates. Purchases and sales or maturities of available-for-sale securities used net cash of $131.0 million in 2005.

Capital expenditures increased $44.8 million to $146.9 million in 2007 and $3.9 million to $102.1 million in 2006 mainly to support new product developments and overseas expansions. Capital expenditures of $98.2 million in 2005 mainly used in support of new product developments, overseas expansions and business acquisitions. Cash flows related to restricted cash decreased by $27.9 million, from a cash inflow of $20.5 million in 2006 to a cash outflow of $7.4 million in 2007, primarily due to the funding to the D&O insurance trust to increase coverage due to the growth of our company. In 2005, we used cash of $309.9 million for the 2005 acquisitions, $34.8 million for restricted cash funding to escrow accounts in relation to the 2005 acquisitions, and $9.8 million for minority equity investment.

Financing Activities

Net cash used in financing activities was $1,238.5 million and $89.6 million for 2007 and 2006 respectively. In 2007 we repurchased 69.4 million shares of our common stock at an average price of $23.37 per share, or a total of $1,623.2 million. In 2006, we repurchased 10.1 million shares of our common stock at an average price of $18.51 per share, or a total of $186.4 million. In addition, cash was provided during both periods from the issuance of common stock related to employee option exercises and stock purchase plans for a total of $355.0 million and $87.1 million during 2007 and 2006, respectively. In 2007 and 2006, tax benefits of $19.7 million and $9.7 million, respectively, from tax deductions in excess of the expense recognized for employee stock options was presented as financing cash flows due to the adoption of FAS 123R, beginning on January 1, 2006. Tax deductions in excess of the expense recognized for employee stock options were included in operating cash flows in 2005 before the adoption of FAS 123R. Approximately $10.0 million of receivables sold under our distributor financing program had not been recognized as revenue as of December 31, 2007 and therefore such amounts were recorded as net borrowings under cash flows from financing activities.

Net cash provided by financing activities was $146.0 million in 2005 primarily due to common stock issued in relation to employee option exercises and purchases under our Employee Stock Purchase Plan.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 of Part II for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. In addition, a portion of our cash and marketable securities are held in non-U.S. domiciled countries. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2007 and 2006 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest			Fair Value as of	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			December 31,	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$68.4	$68.1	$67.7	$67.4	$67.0	$66.7	$66.3
Corporate bonds and notes	108.3	107.5	106.7	105.9	105.1	104.3	103.5
Other	370.3	370.1	370.0	369.9	369.7	369.6	369.5

Total	$547.0	$545.7	$544.4	$543.2	$541.8	$540.6	$539.3

	Valuation of Securities Given an
	Interest			Fair Value as of	Valuation of Securities Given an Interest
	Rate Decrease of X Basis Points (BPS)			December 31,	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	2006	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$297.5	$296.0	$294.5	$293.0	$291.6	$290.1	$288.6
Corporate bonds and notes	520.4	517.7	515.0	512.3	509.6	506.8	504.1
Asset backed securities and other	333.9	333.4	332.9	332.4	331.9	331.4	331.0

Total	$1,151.8	$1,147.1	$1,142.4	$1,137.7	$1,133.1	$1,128.3	$1,123.7

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

Foreign Currency Risk and Foreign Exchange Forward Contracts

Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes.

We use foreign currency forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities. These derivatives are carried at fair value with changes recorded in other income (expense) in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2007, 2006 and 2005, respectively, in other income (expense) on our consolidated statements of operations. The increase in operating expenses including research and development, sales and marketing, as well as general and administrative expenses, due to foreign currency fluctuations, net of hedging, was approximately 2% in 2007.

Equity Price Risk

Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investments exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our equity securities with the intent to use them for trading or speculative purposes. The aggregate fair value of our marketable equity securities was $8.6 million and $0.8 million as of December 31, 2007 and 2006, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.

In addition to publicly-traded securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $23.3 million and $20.4 million as of December 31, 2007 and 2006, respectively.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control Over Financial Reporting

Juniper Networks Inc.’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of December 31, 2007, Juniper Networks Inc.’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included on page 65 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, Juniper Networks, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Juniper Networks, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Network, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Juniper Networks, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 28, 2008

Juniper Networks, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net revenues:
Product	$2,326,983	$1,893,328	$1,770,988
Service	509,105	410,252	292,969

Total net revenues	2,836,088	2,303,580	2,063,957
Cost of revenues:
Product	676,258	555,077	506,296
Service	251,380	199,213	147,161

Total cost of revenues	927,638	754,290	653,457

Gross margin	1,908,450	1,549,290	1,410,500
Operating expenses:
Research and development	622,961	480,247	357,284
Sales and marketing	666,688	557,990	441,596
General and administrative	116,489	97,077	74,982
Amortization of purchased intangibles	85,896	91,823	85,174
Impairment of goodwill and intangibles	—	1,283,421	5,944
In-process research and development	—	—	11,000
Other charges, net	9,354	36,514	(6,526)

Total operating expenses	1,501,388	2,547,072	969,454

Operating income (loss)	407,062	(997,782)	441,046
Interest and other income, net	96,776	100,733	55,220
Gain on investments, net	6,745	—	1,250

Income (loss) before income taxes	510,583	(897,049)	497,516
Provision for income taxes	149,753	104,388	146,815

Net income (loss)	$360,830	$(1,001,437)	$350,701

Net income (loss) per share:
Basic	$0.67	$(1.76)	$0.63

Diluted	$0.62	$(1.76)	$0.58

Shares used in computing net income (loss) per share:
Basic	537,767	567,454	554,223

Diluted	579,145	567,454	600,189

See accompanying Notes Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except par values)

ASSETS
Current assets:
Cash and cash equivalents	$1,716,110	$1,596,333
Short-term investments	240,355	443,910
Accounts receivable, net of allowance for doubtful accounts of $8,323 for 2007 and $7,255 for 2006	379,759	249,445
Deferred tax assets, net	171,598	179,989
Prepaid expenses and other current assets	47,293	52,129

Total current assets	2,555,115	2,521,806
Property and equipment, net	401,818	349,930
Long-term investments	59,329	574,061
Restricted cash	35,515	45,610
Goodwill	3,658,602	3,624,652
Purchased intangible assets, net	77,844	169,202
Long-term deferred tax assets, net	59,025	51,499
Other long-term assets	38,158	31,635

Total assets	$6,885,406	$7,368,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,101	$179,553
Accrued compensation	158,710	110,451
Accrued warranty	37,450	34,828
Deferred revenue	425,579	312,253
Income taxes payable	52,324	38,499
Convertible debt	399,496	—
Other accrued liabilities	87,183	87,033

Total current liabilities	1,379,843	762,617
Long-term deferred revenue	87,690	73,326
Long-term income tax payable	41,482	—
Other long-term liabilities	22,531	17,424
Long-term convertible debt	—	399,944
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 522,815 and 569,234 shares issued and outstanding at December 31, 2007 and 2006, respectively	5	6
Additional paid-in capital	8,154,932	7,646,047
Accumulated other comprehensive income	12,251	1,266
Accumulated deficit	(2,813,328)	(1,532,235)

Total stockholders’ equity	5,353,860	6,115,084

Total liabilities and stockholders’ equity	$6,885,406	$7,368,395

See accompanying Notes Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
		(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$360,830	$(1,001,437)	$350,701
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	193,166	173,490	138,904
Stock-based compensation	87,990	87,645	22,320
Non-cash portion of debt issuance costs and disposal of property and equipment	2,765	1,512	1,735
Restructuring, impairments, and special charges	—	1,283,421	5,620
In-process research and development	—	—	11,000
Gain on and write-down of investments	(6,745)	—	(364)
Tax benefit of employee stock option plans	—	—	128,140
Excess tax benefit from employee stock option plans	(19,686)	(9,650)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(120,904)	20,745	(68,053)
Prepaid expenses, other current assets and other long-term assets	10,719	22,969	5,308
Accounts payable	34,938	13,644	50,310
Accrued compensation	48,259	12,712	10,901
Accrued warranty	2,622	(514)	(3,723)
Income taxes payable	71,403	8,934	26,566
Other accrued liabilities	(6,524)	9,367	(100,702)
Deferred revenue	127,690	132,766	64,280

Net cash provided by operating activities	786,523	755,604	642,943
INVESTING ACTIVITIES:
Purchases of property and equipment	(146,858)	(102,093)	(98,192)
Purchases of available-for-sale investments	(298,615)	(516,144)	(936,031)
Maturities and sales of available-for-sale investments	1,029,081	632,075	805,047
(Decrease) increase in restricted cash	(7,407)	20,464	(34,848)
Minority equity investments	(4,075)	(7,274)	(9,823)
Payments made in connection with business acquisitions, net	(375)	(15,102)	(309,889)

Net cash provided by (used in) investing activities	571,751	11,926	(583,736)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	355,007	87,140	146,029
Retirement of common stock	(1,623,190)	(186,388)	(17)
Excess tax benefit from employee stock option plans	19,686	9,650	—
Net proceeds from distributor financing arrangement	10,000	—	—

Net cash (used in) provided by financing activities	(1,238,497)	(89,598)	146,012

Net increase in cash and cash equivalents	119,777	677,932	205,219
Cash and cash equivalents at beginning of period	1,596,333	918,401	713,182

Cash and cash equivalents at end of period	$1,716,110	$1,596,333	$918,401

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,495	$—	$—
Cash paid for taxes	57,856	64,005	27,764
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with business combinations	$—	$—	$221,221
Stock options assumed in connection with business combinations	—	—	65,185
Deferred stock compensation in connection with business combinations	—	—	19,035
Common stock issued in connection with conversion of the Senior Notes	448	15	41

See accompanying Notes Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other		Total
	Common Stock		Additional	Deferred Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Compensation	Income (loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2004	540,526	$5	$6,710,325	$(40,171)	$(716)	$(695,111)	$5,974,332
Issuance of shares in connection with Employee Stock Purchase Plan	912	—	18,262	—	—	—	18,262
Exercise of stock options by employees, net of repurchases	15,466	1	127,766	—	—	—	127,767
Issuance of shares in connection with acquisitions	11,345	—	286,406	(19,035)	—	—	267,371
Issuance of shares in connection with conversion of the Zero Coupon Convertible Senior Notes	2	—	41	—	—	—	41
Retirement of common stock	(8)	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	(19,186)	41,506	—	—	22,320
Tax benefit from employee stock option plans	—	—	128,140	—	—	—	128,140
Tax benefit from options assumed in acquisitions and reversal of deferred tax assets valuation allowance	—	—	212,885	—	—	—	212,885
Tax benefit from options assumed in acquisitions	—	—	(5,960)	—	—	—	(5,960)
Other comprehensive income:
Change in unrealized loss on investments, net	—	—	—	—	(3,983)	—	(3,983)
Foreign currency translation losses, net	—	—	—	—	(3,625)	—	(3,625)
Net income	—	—	—	—	—	350,701	350,701

Comprehensive income							343,093

Balance at December 31, 2005	568,243	6	7,458,662	(17,700)	(8,324)	(344,410)	7,088,234
Elimination of unearned deferred compensation upon adoption of FAS 123R	—	—	(17,700)	17,700	—	—	—
Issuance of shares in connection with Employee Stock Purchase Plan	1,748	—	22,831	—	—	—	22,831
Exercise of stock options by employees, net of repurchases	9,313	—	64,309	—	—	—	64,309
Release of escrow	—	—	10,343	—	—	—	10,343
Elimination of additional paid-in capital in connection with modification of stock options	—	—	(6,114)	—	—	—	(6,114)
Issuance of shares in connection with conversion of the convertible senior notes	1	—	15	—	—	—	15
Repurchase and retirement of common stock	(10,071)	—	—	—	—	(186,388)	(186,388)
Stock-based compensation expense	—	—	87,645	—	—	—	87,645
Tax benefit from employee stock option plans	—	—	19,890	—	—	—	19,890
Adjustment to deferred tax liabilities in connection with elimination of unearned deferred compensation balance and other	—	—	6,166	—	—	—	6,166
Other comprehensive income (loss):
Change in unrealized gain on investments, net	—	—	—	—	5,199	—	5,199
Foreign currency translation gains, net	—	—	—	—	4,391	—	4,391
Net loss	—	—	—	—	—	(1,001,437)	(1,001,437)

Comprehensive loss							(991,847)

Balance at December 31, 2006	569,234	6	7,646,047	—	1,266	(1,532,235)	6,115,084
Cumulative effect from the adoption of FIN 48	—	—	—	—	—	(19,195)	(19,195)
Issuance of shares in connection with Employee Stock Purchase Plan	615	—	10,502	—	—	—	10,502
Exercise of stock options by employees, net of repurchases	22,399	—	345,585	—	—	—	345,585
Release of escrow related to an acquisitions, net of cancelled escrow shares	(15)	—	14,840	—	—	—	14,840
Issuance of shares in connection with vesting of restricted share units	3	—	—	—	—	—	—
Issuance of shares in connection with conversion of the convertible senior notes	22	—	448	—	—	—	448
Repurchase and retirement of common stock	(69,443)	(1)	(461)	—	—	(1,622,728)	(1,623,190)
Stock-based compensation expense	—	—	94,453	—	—	—	94,453
Tax benefit from employee stock option plans	—	—	43,518	—	—	—	43,518
Other comprehensive income:
Change in unrealized gain on investments, net	—	—	—	—	3,169	—	3,169
Foreign currency translation gains, net	—	—	—	—	7,816	—	7,816
Net income	—	—	—	—	—	360,830	360,830

Comprehensive income							371,815

Balance at December 31, 2007	522,815	$5	$8,154,932	$—	$12,251	$(2,813,328)	$5,353,860

See accompanying Notes Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Consolidated Financial Statements

Note 1.	Description of Business

Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs, develops and sells products and services that together provide its customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single Internet Protocol (“IP”)-based network. The Company organizes its business groups into the following three reportable segments: Infrastructure, Service Layer Technologies (“SLT”), and Service. The Company’s Infrastructure segment primarily offers scalable router products that are used to control and direct network traffic. The Company’s SLT segment offers networking solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Together, these elements provide secure networking solutions to enable customers to convert legacy networks that provide commoditized, best efforts services into more valuable assets that provide differentiation, value and increased reliability, performance and security to end users. The Company’s Service segment delivers world-wide services, including technical support and professional services, as well as a number of education and training programs, to customers of the Infrastructure and SLT segments.

Basis of Presentation

The Consolidated Financial Statements include the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for revenue recognition, allowance for sales returns, allowance for doubtful accounts, allowance for contract manufacturer obligations, allowance for warranty costs, stock-based compensation, goodwill and other impairments, income taxes, litigation and settlement costs, and other loss contingencies. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results experienced by the Company may differ materially from management’s estimates.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents consist of cash on hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations. The Company’s investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income (loss).

Equity Investments

Juniper Networks has investments in privately held companies. These investments are included in other long-term assets in the Consolidated Balance Sheets and are carried at cost, adjusted for any impairment, as the Company

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Concentrations

Financial instruments that subject Juniper Networks to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Juniper Networks maintains its cash and cash equivalents and investments in fixed income securities with high-quality institutions and only invests in high quality credit instruments. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. Juniper Networks performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Juniper Networks maintains reserves for potential credit losses and historically such losses have been within management’s expectations. One customer accounted for 12.8%, 14.3% and 13.7% of total net revenues during 2007, 2006 and 2005, respectively.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life, generally three to five years, or the lease term of the respective assets. The Company depreciates leasehold improvements over the life of the lease or the respective assets, whichever is shorter. Land is not subject to depreciation.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased trademarks, developed technologies, customer and maintenance contracts, and other intangible assets. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment by applying a fair-value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives ranging from two to nineteen years.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. As discussed in Note 3, in the second quarter of 2006 the Company concluded that the carrying value of goodwill was impaired and recorded an impairment charge. After recording the impairment charge, Juniper Networks conducted its annual impairment test as of November 1, 2006 and November 1, 2007 and determined that the carrying value of the remaining goodwill was not impaired. There were no events or circumstances from November 1, 2007 through December 31, 2007 that would impact this assessment. Future impairment indicators, including declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require additional impairment charges to be recorded.

Revenue Recognition

Juniper Networks sells products and services through its direct sales force and through its strategic distribution relationships and value-added resellers. The Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified upgrades and enhancements related to the integrated software through maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. In instances where the Company has outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company. Accounts receivable are recorded net of allowance for doubtful accounts, estimated customer returns and pricing credits.

For arrangements with multiple elements, such as sales of products that include services, the Company allocates revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. If vendor specific objective evidence of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. For multiple agreements with a single customer, the Company accounts for them as either one arrangement or separate arrangements depending on their interdependency.

For sales to direct end-users and value-added resellers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller. For end-users and value-added resellers, the Company has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. The Company sells certain interests in accounts receivables on a non-recourse basis as part of a distributor accounts receivable financing arrangement which was established by the Company with a major financing company. Accounts receivables sold under this arrangement in advance of revenue recognition are accounted for as debt and had a balance of $10.0 million and nil as of December 31, 2007 and 2006, respectively. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell — through. Deferred revenue is recorded net of the related product costs of revenue.

The Company records reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. In addition, the Company reports revenue net of sales taxes.

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenues. Costs associated with cooperative advertising programs are estimated and recorded as a reduction of revenue at the time the related sales are recognized.

Services include maintenance, training and professional services. In addition to providing unspecified upgrades and enhancements on a when and if available basis, the Company’s maintenance contracts include 24-hour technical support, and hardware repair and replacement parts. Maintenance is offered under renewable contracts. Revenue from maintenance contracts is deferred and is generally recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. Juniper Networks regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

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

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Contract Manufacturer Liabilities and Inventories

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

In addition, the Company purchases a small amount of strategic component inventory, which is included in other assets, and stated at the lower of cost or market. The costs of distributor inventory not yet recognized as revenue is recorded net of the related product revenue. Service related spares and demonstration equipment are expensed to costs of service revenue and sales and marketing expense, respectively, when purchased.

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $4.8 million, $6.8 million, and $6.6 million, for 2007, 2006 and 2005, respectively.

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

In addition, from time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from the Company’s estimates, which could result in the need to record additional expenses.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) which requires the measurement and recognition of compensation expense for all

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. FAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), for periods beginning in 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company has applied the provisions of SAB 107 in conjunction with its adoption of FAS 123R.

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal 2006. FAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options under FAS 123R, consistent with that used for pro forma disclosures under FAS 123. The fair value of an RSU is equivalent to the market price of the Company’s common stock on the grant date. The value of the portion of the stock-based award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in the period of grant if the requisite service period has been provided, in the Company’s Consolidated Statement of Operations.

The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2007 and 2006 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of FAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, the Company changed its accounting policy of attributing the fair value of stock-based compensation to expense from the accelerated multiple-option approach provided by APB 25, as allowed under FAS 123, to the straight-line single-option approach, as allowed under FAS 123R. Compensation expense for all expected-to-vest stock-based awards that were granted on or prior to December 31, 2005 will continue to be recognized using the accelerated attribution method. Compensation expense for all expected-to-vest stock-based awards that were granted or modified subsequent to December 31, 2005 is recognized on a straight-line basis provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s stock-based compensation expense required under APB 25 and the pro forma information required under FAS 123 for 2005, the Company accounted for forfeitures as they occurred.

Prior to the adoption of FAS 123R, stock-based compensation expense was recognized in the Company’s consolidated statement of operations under the provisions of APB 25. In accordance with APB 25, no compensation expense was required for the employee stock purchases under the Company’s Employee Stock Purchase Plan. Stock-based compensation expense of $22.3 million for 2005 was related to employee stock-based awards and stock options assumed from acquisitions. As a result of adopting FAS 123R, stock-based compensation expense recorded for 2007 and 2006 was $88.0 million and $87.6 million, respectively. Stock-based compensation under FAS 123R for 2006, the year of adoption, was approximately $74.4 million higher than that which would have been reported had the Company continued to account for stock-based compensation under APB 25. Net income for 2006 was approximately $51.4 million lower than that which would have been reported had the Company continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions and employee stock-based awards of $17.7 million has been reclassified to additional paid-in capital in the Company’s consolidated balance sheet upon the adoption of FAS 123R on January 1, 2006. Additional information is discussed in Note 9, “Stockholders’ Equity.”

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with FAS 123R, the Company has presented as financing cash flows the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options beginning in 2006. Tax benefits from employee stock plans of $19.7 million and $9.7 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for 2007 and 2006, respectively. Prior to the adoption of FAS 123R, tax benefits from employee stock plans were presented as operating cash flows. Additionally, in accordance with FAS 123R, FAS No. 109, Accounting for Income Taxes (“FAS 109”), and EITF Topic D-32, Intra-period Tax Allocation of the Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

The following table summarizes the pro forma net income and earnings per share, net of related tax effect, had the Company applied the fair value recognition provisions of FAS 123 to employee stock benefits in 2005 (in millions, except per share amounts):

Year Ended
December 31,
2005

Net income as reported	$350.7
Add: amortization of deferred stock compensation included in reported net income, net of tax	14.2
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(229.6)

Pro forma net income	$135.3

Basic net income per share:
As reported	$0.63
Pro forma	$0.24
Diluted net income per share:
As reported	$0.58
Pro forma	$0.22

Derivatives

Periodically, the Company uses derivatives to partially offset its market exposure to fluctuations in foreign currencies. The Company does not enter into derivatives for speculative or trading purposes. Juniper Networks uses foreign currency forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities. These derivatives are carried at fair value with changes recorded in other income (expense) in the same period as changes in the fair value from re-measurement of the underlying assets and liabilities. Cash flows from such hedges are classified as operating activities. These foreign exchange forward contracts have maturities between one and two months.

The Company also uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during 2007, 2006 and 2005 in other income (expense) on its Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Provision for Income Taxes

Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under FAS 109, Accounting for Income Taxes, and records a valuation allowance to reduce its deferred tax assets to the amount that it believes to be more likely than not realizable. The Company believes it is more likely than not that forecasted income together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In addition, the application of FIN 48 may increase an entity’s future effective tax rates and its future intra-period effective tax rate volatility. The Company’s cumulative effect of applying FIN 48 was a $19.2 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from non-owner sources. The Company has presented its comprehensive income as part of the Consolidated Statements of Stockholders’ Equity. Other comprehensive income includes net unrealized gains (losses) on available-for-sale securities and net foreign currency translation gains (losses) that are excluded from net income, and unrealized gains (losses) on derivatives designated as cash flow hedges.

Foreign Currency Translation

Assets and liabilities of foreign operations with non-U.S. dollar functional currency are translated to U.S. dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. dollars using average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2007, 2006 and 2005. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial in the years presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent,

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in 2009. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects FAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.

In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred, capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 on January 1, 2008 and does not expect any material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, an entity may elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. The adoption of FAS No. 159 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the effective portion of FAS 157 on January 1, 2008 and does not expect any material impact on its consolidated results of operations and financial condition. The Company is currently assessing the impact of applying FAS 157 to its non-financial assets and liabilities on its future consolidated results of operations and financial condition.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Note 2.	Business Acquisitions

Juniper Networks completed five purchase acquisitions during the three years ended December 31, 2007. There were no acquisitions in 2007 and 2006. The five companies the Company acquired in 2005 included: Funk Software, Inc. (“Funk”), Acorn Packet Solutions, Inc. (“Acorn”), Peribit Networks, Inc. (“Peribit”), Redline Networks, Inc (“Redline”), and Kagoor Networks, Inc. (“Kagoor”).

The initial purchase price for each acquisition, as of their respective acquisition dates and not including subsequent escrow and other adjustments, is outlined below (in millions):

	2005
	Funk	Acorn	Peribit	Redline	Kagoor	Total

Cash	$110.2	$4.0	$50.3	$97.5	$58.2	$320.2
Common stock	—	—	221.2	—	—	221.2
Pre-acquisition loan	—	—	—	3.0	—	3.0
Fair value of stock options	—	—	36.4	21.1	7.6	65.1
Assumed liabilities	—	—	—	1.0	—	1.0
Acquisition direct costs	1.1	0.3	4.1	0.5	0.5	6.5

Total initial purchase price	$111.3	$4.3	$312.0	$123.1	$66.3	$617.0

The total initial purchase price for certain acquisitions could increase upon the release of the amounts held in escrow for indemnity obligations and upon additional contingent payments.

Allocation of Initial Purchase Consideration

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including IPR&D, based on their fair values. The excess purchase price over those fair values is recorded as goodwill. Goodwill is subject to change due to the release of the amounts held in escrow for indemnity obligations, additional contingent payments, and changes in acquisition related assets and liabilities. The fair values assigned to intangible assets acquired were based on valuations prepared by independent third-party appraisal firms

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

using estimates and assumptions provided by management. A summary of the initial purchase price allocations for each acquisition is as follows (in millions):

	2005
	Funk	Acorn	Peribit	Redline	Kagoor	Total

Net tangible assets assumed	$3.9	$0.2	$3.6	$—	$1.9	$9.6
Amortizable intangible assets:
Existing technology	18.8	2.9	26.1	17.2	6.9	71.9
Patents and core technology	2.3	0.8	6.5	4.9	2.1	16.6
Maintenance agreements	—	0.1	1.7	—	0.1	1.9
Customer relationships	2.6	0.5	6.3	3.5	2.4	15.3
Trademark	0.6	0.1	—	—	—	0.7
Non-compete agreements	0.7	—	—	—	—	0.7
Order backlog	—	0.1	0.2	—	0.1	0.4

Total	25.0	4.5	40.8	25.6	11.6	107.5
In-process research and development	5.3	—	3.8	—	1.9	11.0
Deferred compensation related to unvested stock options	—	—	13.2	3.8	2.0	19.0
Goodwill	77.1	(0.4)	250.6	93.7	48.9	469.9

Total initial purchase price	$111.3	$4.3	$312.0	$123.1	$66.3	$617.0

Purchased Intangible Assets

The following table summarizes details of the purchased intangible assets acquired through business acquisitions (in millions, except years):

			Customer
	Technologies and Patents		Relationships		Other
	Estimated		Estimated		Estimated
	Useful Life		Useful Life		Useful Life		Total
Acquisitions	(in years)	Amount	(in years)	Amount	(in years)	Amount	Amount

Funk	4	$21.1	6	$2.6	2 — 5	$1.3	$25.0
Acorn	4	3.7	5	0.5	0.5 — 5	0.3	4.5
Peribit	4	32.6	5	6.3	<0.5 — 8	1.9	40.8
Redline	4	22.1	5	3.5	—	—	25.6
Kagoor	6	9.0	7	2.4	<0.5 — 6	0.2	11.6

2005 Total		$88.5	5 — 7	$15.3	<0.5 — 8	$3.7	$107.5

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

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Funk Acquisition:  On December 1, 2005, the Company completed its acquisition of Funk. Funk was a leading provider of standards-based network access security solutions, developed products and technologies that protect the integrity of the network by ensuring both the user and the device meet an organization’s security policies before granting access. The purchase price for Funk included a cash payment of $110.2 million. Excluded from the initial purchase price of $111.3 million was a balance of $12.2 million held in escrow for indemnity obligations, of which one-half expired in January 2007 and the remaining one-half in June 2007. The Company paid $4.8 million and $6.6 million in January 2007 and July 2007, respectively, upon resolution of certain acquisition related indemnity issues, and increased goodwill for the corresponding amounts. Contingent payments associated with future employment conditions were recorded as compensation expense ratably over the 13 month period from the acquisition date. As of December 31, 2007, the Company had retained $1.6 million in escrow to satisfy potential indemnity obligations.

Acorn Acquisition:  On October 20, 2005, the Company completed its acquisition of Acorn. Acorn’s products and technologies provide a smooth migration path by connecting legacy Time Division Multiplexing (“TDM”) and other circuit-based applications across next-generation IP networks. The purchase price for Acorn included a cash payment of $4.0 million. Excluded from the initial purchase price of $4.3 million was a balance of $2.5 million held in escrow for indemnity and earn-out obligations, which expired on May 30, 2007. The Company paid $1.6 million in May 2007, upon resolution of certain acquisition related indemnity issues, and increased goodwill by the corresponding amount. Contingent payments associated with future employment conditions were recorded as compensation expense ratably over the 12 month period following the acquisition.

Peribit Acquisition:  On July 1, 2005, the Company completed its acquisition of Peribit. The acquisition enabled the Company to secure and assure the delivery and performance of applications over an IP network through premium traffic processing. The purchase price for Peribit included a cash payment of $50.3 million. The acquisition resulted in the issuance of 11.3 million shares of the Company’s common stock with a fair value of approximately $256.4 million to the former shareholders of Peribit, of which, approximately 1.6 million shares with a fair value of $35.2 million, established as of the acquisition date, were being held in escrow for indemnity obligations prescribed by the merger agreement. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on April 26, 2005. The Company also assumed all of the outstanding Peribit stock options with a fair value of approximately $36.4 million. Such options were valued using Black-Scholes option pricing model with the volatility assumption of 41%, expected life of 1.8 years, risk-free interest rate of 3.6%, and a market value of the Company’s common stock of $22.62 per share, which was determined as described above. At the close of the acquisition, the Company recorded a liability of $3.0 million associated with future lease, severance, and other contractual obligations through March 2009. In July of 2006, the Company released 0.8 million shares valued at $10.3 million to the former shareholders of Peribit which were formerly held in escrow. The remaining shares in escrow expired on February 1, 2007. A total of 0.8 million escrow shares were distributed in February 2007 and July 2007 at the then current market value of $19.15 per share and $27.22 per share, respectively, with an aggregate fair value of $14.8 million. The escrow amounts were excluded from the initial purchase price of $312.0 million.

Redline Acquisition:  On May 2, 2005, the Company completed its acquisition of Redline. Redline was a pioneer in the development of Application Front End (“AFE”) technology and designed network solutions that improve the performance, flexibility, and scalability of web-enabled enterprise data centers and public web sites. The initial purchase price for Redline included a cash payment of $97.5 million, a $3.0 million pre-acquisition loan from the Company to Redline which was forgiven, and assumed stock options with an aggregate fair value of

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

$21.1 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.56 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $22.62 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on April 26, 2005. The Company also assumed $1.0 million in net liabilities. In 2006, the Company recorded an additional $13.2 million cash escrow payment to the initial purchase price of $123.1 million related to Redline’s indemnity obligations which expired in 2006. There were no escrow payments in connection with the Redline acquisition during 2007. As of December 31, 2007, the Company had retained $0.7 million in escrow to satisfy potential indemnity obligations.

Kagoor Acquisition:  On May 1, 2005, the Company completed its acquisition of Kagoor. Kagoor was a leading provider of session border control products for voice-over-Internet Protocol (VoIP) networking. The initial purchase price for Kagoor included $58.2 million in cash and assumed stock options with an aggregate fair value of $7.6 million. The stock options were valued using the Black-Scholes option pricing model with the inputs of 43% for volatility, 1.58 years for expected life, 3.5% for risk-free interest rate and a market value of Juniper Networks common stock of $21.64 per share, which was determined by using the average closing price of the Company’s common stock over a five-day trading period beginning two days before and ending two days after the date the transaction was announced on March 29, 2005. Excluded from the initial purchase price of $66.3 million is an escrow payment of $6.8 million related to the indemnity obligations associated with this acquisition, $2.0 million of which was paid in 2006. In February 2007, the Company distributed an additional $4.6 million to former Kagoor stockholders upon final settlement of the escrow account.

In-Process Research & Development:  The Company’s methodology for allocating the purchase price for purchase acquisitions to in-process research and development (“IPR&D”) is determined through established valuation techniques in the high-technology communications equipment industry. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and have no alternative future use. IPR&D is expensed upon acquisition. There was no IPR&D expense for the years ended December 31, 2007 and 2006. For the year ended December 31, 2005, total IPR&D expense was $11.0 million in connection with the Funk, Peribit and Kagoor acquisitions. There was no IPR&D from the Acorn and Redline acquisitions.

For Funk, these IPR&D efforts pertained to the development of Radius products including Steel-Belted Radius (“SBR”), SBR High Availability (“HA”), and Mobile IP Module (“MIM”) II products. Funk’s IPR&D as of the acquisition date also included development of the new versions for Endpoint Assurance, for Proxy (Remote Control), and Odyssey product families. At the time of the acquisition, it was estimated that these development efforts would be completed over the next four months at an estimated cost of approximately $0.9 million. These development efforts have been completed as of December 31, 2007.

For Peribit, these IPR&D efforts included the development of the next versions of software for the Sequence Reducer (“SR”) family, Sequence Mirror (“SM”) family, the Central Management System (“CMS”) products, as well as a hardware program for both the SR and SM families. At the time of the acquisition, it was estimated that these development efforts would be completed over the next twelve months at an estimated cost of approximately $2.3 million. These development efforts have been completed as of December 31, 2007.

For Kagoor, these IPR&D efforts included a variety of signaling protocols and next generation products and operating systems. At the time of the acquisition, it was estimated that these development efforts would be completed over the next eight months at an estimated cost of approximately $0.8 million. These development efforts have been completed as of December 31, 2007.

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

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three years ended December 31, 2007 are as follows (in millions):

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	Other	December 31,
Segments	2006	Acquisitions	Goodwill	Additions	2007

Infrastructure	$971.0	$—	$—	$5.6	$976.6
Service Layer Technologies	1,856.3	—	1.1	22.3	1,879.7
Service	797.4	—	—	4.9	802.3

Total	$3,624.7	$—	$1.1	$32.8	$3,658.6

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	Other	December 31,
Segments	2005	Acquisitions	Goodwill	Additions	2006

Infrastructure	$971.0	$—	$—	$—	$971.0
Service Layer Technologies	3,111.3	—	(1,280.0)	25.0	1,856.3
Service	797.4	—	—	—	797.4

Total	$4,879.7	$—	$(1,280.0)	$25.0	$3,624.7

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	Other	December 31,
Segments	2004	Acquisitions	Goodwill	Additions	2005

Infrastructure	$973.6	$(0.3)	$(2.3)	$—	$971.0
Service Layer Technologies	2,708.0	399.8	(2.9)	6.4	3,111.3
Service	727.8	70.4	(0.8)	—	797.4

Total	$4,409.4	$469.9	$(6.0)	$6.4	$4,879.7

The Company performed a goodwill impairment review as of November 1, 2007 and concluded that there was no impairment in 2007. In 2006, the Company concluded that the carrying value of goodwill for the SLT segment was impaired and recorded an impairment charge of $1,280.0 million in operating expenses. There was no goodwill impairment in 2005.

A significant portion of the goodwill was initially recorded based on stock prices at the time the related merger agreements were executed and announced. The impairment of goodwill in 2006 was primarily attributable to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review as of May 31, 2006 and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach.

The first step of the 2006 impairment review was to compare the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. When performing the 2006 goodwill impairment review, the Company determined that it had four reporting units at the time of the impairment calculation, consisting of Infrastructure and Service, which are the same as the respective segments, as well as Security and Application Acceleration which were the two components of SLT segment. The Company utilized an external service provider to calculate the fair value of the reporting units using a combination of the income and market approaches. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular business’ weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

cash flow analysis by comparing to available market data. In determining the carrying value of the reporting unit, the Company allocated the fair values of shared tangible net assets to each reporting unit based on revenue derived by that reporting unit. As the fair values of the Security and Application Acceleration reporting units were lower than the allocated book values, goodwill was considered impaired. As a result, the Company performed step two of the goodwill impairment calculation for those two reporting units within the SLT segment in order to calculate the extent of the goodwill impairment.

During the second step of the 2006 goodwill impairment review, management calculated the fair value of the Company’s tangible and intangible net assets with the assistance of an external service provider. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the calculated fair value of each reporting unit and the sum of the identified net assets results in the residual value of goodwill. Future impairment indicators, including declines in the Company’s market capitalization, could require additional impairment charges.

In 2007, goodwill increased $33.9 million primarily due to payments of $32.8 million upon resolution of acquisition related indemnity issues and the release of amount held in escrow funds, as well as the distribution, from an escrow account, of approximately 0.8 million shares of its common stock, with an aggregate fair value of $14.8 million, in connection with the resolution of certain indemnity obligations related to past acquisitions. Additionally, goodwill increased by $1.0 million as the Company recorded the cumulative effect of applying FIN 48 in 2007. In 2006, the goodwill increase of $25.0 million was primarily attributable to the settlements of the Company’s escrow obligations. The Company released from its escrow accounts 0.8 million shares of common stock, with a total market value of $10.3 million, and $2.0 million of its restricted cash for the indemnity obligations associated with past acquisitions. The Company also distributed $13.1 million of its restricted cash for the escrow obligations associated with the acquisition of Redline. Goodwill increased in 2005 by $470.3 million from the $469.9 million of goodwill acquired in the 2005 acquisitions and a $6.4 million settlement of the Company’s escrow obligation partially offset by a decrease of $6.0 million to reflect the misclassified tax benefits from deductions from stock options assumed in acquisitions.

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net

As of December 31, 2007
Technologies and patents	$379.6	$(326.0)	$53.6
Other	68.9	(44.7)	24.2

Total	$448.5	$(370.7)	$77.8

As of December 31, 2006
Technologies and patents	$379.6	$(242.6)	$137.0
Other	68.9	(36.7)	32.2

Total	$448.5	$(279.3)	$169.2

Amortization expense related to finite-lived purchased intangible assets was $91.4 million, $97.3 million, and $85.2 million in 2007, 2006, and 2005 respectively. Amortization expense of purchased intangible assets of $85.9 million and $5.5 million were included in operating expenses and cost of product revenue in 2007. During 2007, the Company had no impairment charges. During 2006, the Company recorded an impairment charge of $3.4 million in operating expenses due to a significant decrease in forecasted revenues associated with session border control (“SBC”), Kagoor’s

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

stand-alone products. During 2005, the Company recorded an impairment charge to operating expense of $5.9 million due to a significant decrease in forecasted revenues associated with Kagoor’s products.

The following table summarizes estimated future amortization expense of purchased intangible assets with definite lives for the future fiscal years (in millions):

Years Ending December 31,	Amount

2008	$46.2
2009	17.9
2010	4.2
2011	2.0
2012	1.2
Thereafter	6.3

Total	$77.8

Note 4.	Investments

Available-For-Sale Investments

The following is a summary of available-for-sale investments, at fair value, as of December 31, 2007 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Government securities	$87.5	$0.5	$—	$88.0
Corporate debt securities	202.9	0.4	(0.2)	203.1
Other	12.5	1.0	(4.9)	8.6

Total available-for-sale investments	$302.9	$1.9	$(5.1)	$299.7

Reported as:
Short-term investments	$244.2	$1.3	$(5.1)	$240.4
Long-term investments	58.7	0.6	—	59.3

Total investments	$302.9	$1.9	$(5.1)	$299.7

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Due within one year	$244.2	$1.3	$(5.1)	$240.4
Due between one and five years	58.7	0.6	—	59.3

Total available-for-sale investments	$302.9	$1.9	$(5.1)	$299.7

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of available-for-sale investments, at fair value, as of December 31, 2006 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Government securities	$312.4	$0.1	$(1.6)	$310.9
Corporate debt securities	623.3	0.3	(2.7)	620.9
Asset-backed securities	85.5	0.1	(0.2)	85.4
Other	0.2	0.6	—	0.8

Total available-for-sale investments	$1,021.4	$1.1	$(4.5)	$1,018.0

Reported as:
Short-term investments	$445.2	$0.6	$(1.9)	$443.9
Long-term investments	576.2	0.5	(2.6)	574.1

Total investments	$1,021.4	$1.1	$(4.5)	$1,018.0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Due within one year	$445.2	$0.6	$(1.9)	$443.9
Due between one and five years	576.2	0.5	(2.6)	574.1

Total available-for-sale investments	$1,021.4	$1.1	$(4.5)	$1,018.0

There was no significant realized gain or loss from the sale of available-for-sale securities in 2007 and 2006. There were realized losses from the sale of available-for-sale securities of $0.9 million in 2005. We generated cash proceeds of $1,029.1 million, $632.1 million, and $805.0 million from sales and maturities of our available-for-sale investments during 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had approximately 60 investments that were in an unrealized loss position. As of December 31, 2006 the Company had approximately 250 investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Given that the Company has the ability and intent to hold each of these investments until a recovery of the fair values, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2007 and 2006. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregated its investments by category and length of time the securities have been in a continuous unrealized loss position.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table shows a summary of the fair value and unrealized losses of our investments as of December 31, 2007 (in millions):

			Securities with
	Securities with Unrealized		Unrealized Loss
	Loss Positions for		Positions for
	Less than 12 Months		Over 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Government	$20.3	$—	$—	$—	$20.3	$—
Agency	82.8	—	—	—	82.8	—
Corporate	58.3	(0.1)	105.9	(0.1)	164.2	(0.2)
Other	7.3	(5.0)	—	—	7.3	(5.0)

Total	$168.7	$(5.1)	$105.9	$(0.1)	$274.6	$(5.2)

Government securities included governmental sponsored enterprises with an aggregate cost of $54.2 million, an aggregate market value of $54.3 million, and an aggregate unrealized gain of $0.2 million as of December 31, 2007. As of December 31, 2006, government securities included governmental sponsored enterprises with an aggregate cost of $207.1 million, an aggregate market value of $206.1 million, and an unrealized loss of $1.0 million.

Minority Equity Investments

As of December 31, 2007 and 2006, the carrying values of the Company’s minority equity investments in privately held companies of $23.3 million and $20.4 million, respectively, were included in other long-term assets in the consolidated balance sheets. In 2007, 2006 and 2005, the Company invested a total of $4.1 million, $7.3 million, and $11.0 million in privately-held companies, respectively.

In 2007, one of the Company’s minority equity investments completed an initial public offering (“IPO”). Upon completion of the IPO, the Company reclassified the minority equity investment to available-for-sale investments and realized a gain of $6.7 million, based upon the market value at the time of IPO and the Company’s cost basis, during 2007. Subsequent to the IPO, the Company’s investment in this publicly traded entity is included in available-for-sale investments. Available-for-sale investments are periodically adjusted to fair value through comprehensive income. Realized gains and losses and declines in value judged to be other than temporary for all available-for-sale investments are included in interest and other income in the consolidated statement of operations. In 2005, the Company recognized a gain of $1.7 million due to a business combination of one of its portfolio companies with a cost basis of $1.0 million and wrote down $0.4 million against its investment in one of the privately held companies.

The Company’s minority equity investments in privately held companies are carried at cost as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its minority equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Restructuring and Acquisition Related Reserves

Restructuring Charges

Restructuring charges were based on Juniper Networks’ restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations. The following table shows changes in the restructuring liabilities during 2007 (in millions):

	Remaining			Remaining
	Liability as of			Liability as of
	December 31,	Cash		December 31,
	2006	Payments	Adjustment	2007

Facilities	$1.5	$(0.9)	$—	$0.6
Severance, contractual commitments and other charges	—	—	—	—

Total restructuring charges	$1.5	$(0.9)	$—	$0.6

In 2007 the Company paid $0.9 million for facility charges associated with its restructuring plans initiated in prior years. In June 2006, the Company implemented a restructuring plan that focused on some Infrastructure segment product development cost reduction efforts and the discontinuation of its SBC product line. Approximately $2.0 million including $0.6 million of severance charges for 33 employees was paid in 2006. In addition to the payments relating to the 2006 plan, the Company paid $0.7 million for facility charges associated with its restructuring plans initiated prior to 2006. As of December 31, 2007 and 2006, the restructuring reserve of $0.6 million and $1.5 million, respectively, was related to future facility charges. Amounts related to the net facility charge are included in other accrued liabilities and will be paid over the remaining respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred.

Acquisition Related Restructuring

Acquisition related reserves pertain to the restructuring reserves established in connection with the Company’s past acquisitions. In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges. As of December 31, 2007, approximately $1.6 million remained unpaid, of which $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2006, approximately $3.6 million remained unpaid, of which $1.5 million was recorded in other long-term liabilities in the consolidated balance sheet.

During 2007, the Company reversed $0.3 million of its existing acquisition restructuring reserve primarily for facility related charges. During 2006, the Company paid $3.0 million primarily for the facility related charges. In addition, the Company reversed its existing acquisition restructuring reserve by $0.4 million that was previously accrued for the Unisphere and NetScreen facilities. During 2005, the Company reversed its existing acquisition related restructuring reserves by $6.9 million primarily due to changes in estimates of the previous accrual for the NetScreen facility.

The following restructuring charges were based on Juniper Networks’ restructuring and acquisition related restructuring plans that were committed to by management. Any changes to the estimates of executing the approved

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

plans will be reflected in Juniper Networks’ results of operations. Details of the Company’s restructuring reserve and acquisition reserve charges recorded in operating expense are as follows (in millions):

	Twelve Months Ended December 31,
	2007	2006	2005

Restructuring charges in operating expense	$—	$0.7	$—
Restructuring and acquisition related restructuring benefits	(0.4)	(0.4)	(6.9)

Total	$(0.4)	$0.3	$(6.9)

Note 6.	Debt

Senior Convertible Notes

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

The carrying amounts and fair values of the Senior Notes were (in millions):

	As of December 31,
	2007	2006

Carrying amount	$399.5	$399.9
Fair value	$659.2	$427.9

Approximately $0.4 million of the Company’s Senior Notes was converted into common shares in 2007. During 2006 and 2005, an immaterial amount of the Company’s Senior Notes was converted into common shares.

Credit Facility

In June 2007, the Company entered into a senior secured margin lending agreement with a third-party financial institution for a maximum credit facility of $400.0 million, or 90% of the fair market value of the underlying collateral, to establish a flexible draw down facility to fund additional stock repurchases, as necessary. This credit facility bore a floating interest rate equal to the three-month USD LIBOR plus 40 basis points per annum and, if utilized, would be secured by the Company’s publicly traded fixed income securities portfolio equivalent to 111% of any outstanding balance. This credit facility was terminated on September 26, 2007. The Company did not utilize this credit facility at any time.

Distributor Financing Arrangement

The Company recognized the sale of accounts receivable to the financing provider according to Financial Accounting Standard No. 140, Accounting for Transfers of Financial Assets and Extinguishment of Liabilities, a replacement of FAS 125. The Company introduced its distributor financing program in 2006 to strengthen its channel business by promoting greater distributor volume and improved customer service. The program does not, and is not intended to, affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements the proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. The Company pays the financing provider a financing fee based on the

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

spread over LIBOR or SIBOR. In these transactions with a major financing provider, the Company has surrendered control over the transferred assets. The accounts receivable have been isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The purchaser of the accounts receivable balances has the right to pledge or exchange the assets transferred. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer or repurchase the receivables after they have been transferred.

Pursuant to the receivable financing arrangements for the sale of receivables, the Company sold net receivables of $38.7 million during the years ended December 31, 2006 and $130.4 million during the year ended December 31, 2007, respectively. During the year ended December 31, 2007 and December 31, 2006, the Company received cash proceeds, net of the financing fee, of $95.4 million and $24.0 million, respectively. The amounts owing by the financing provider recorded as accounts receivable on the Company’s consolidated balance sheets as of December 31, 2007 and December 31, 2006 were $40.4 million and $13.0 million, respectively.

The Company has determined that the portion of the receivable financed that has not been recognized as revenue should be accounted for as a financing pursuant to EITF Issue 88-18, Sales of Future Revenues. As of December 31, 2007 and December 31, 2006, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from its distributors was $10.0 million at December 31, 2007 and nil at December 31, 2006.

Note 7.	Other Financial Information

Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31,
	2007	2006

Computers and equipment	$301.5	$233.8
Software	40.2	31.3
Leasehold improvements	125.6	85.3
Furniture and fixtures	18.5	12.4
Land	192.4	192.4

Property and equipment, gross	678.2	555.2
Accumulated depreciation	(276.4)	(205.3)

Property and equipment, net	$401.8	$349.9

Depreciation expense was $101.8 million, $76.2 million, and $53.6 million in 2007, 2006, and 2005, respectively.

Restricted Cash

Restricted cash as of December 31, 2007 consisted of escrow accounts required by certain 2005 acquisitions and the Directors & Officers (“D&O”) trust. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. In 2007 the Company distributed $11.5 million, $1.6 million, and $4.6 million of its restricted cash upon the settlement of certain escrow obligations associated with the acquisitions of Funk, Acorn, and Kagoor, respectively. In 2007, the Company also added $8.9 million to its D&O insurance trust to increase coverage due to the overall growth of the Company. In 2006, the Company reduced restricted cash by $5.9 million as its deposit requirements for standby letters of credits issued for facility leases was removed and distributed $13.1 million and $2.0 million of its restricted cash upon the settlement of certain escrow obligations associated with the Redline and Kagoor

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

acquisitions, respectively. In 2005, the Company added $12.2 million, $2.5 million, $13.5 million and $6.9 million to restricted cash for the escrow accounts established in connection with the acquisitions of Funk, Acorn, Redline and Kagoor, respectively.

Deferred Revenue

Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying consolidated balance sheets. Product deferred revenue, net of the related cost of revenue, includes shipments to end-users, value-add resellers, and distributors. Below is a breakdown of the Company’s deferred revenue (in millions):

	As of December 31,
	2007	2006

Service	$367.3	$282.8
Product	146.0	102.8

Total	$513.3	$385.6

Reported as:
Current	$425.6	$312.3
Non-current	87.7	73.3

Total	$513.3	$385.6

Warranties

Changes in the Company’s warranty reserve are as follows (in millions):

	Years Ended December 31,
	2007	2006

Beginning balance	$34.8	$35.3
Provisions made	43.3	38.9
Changes in estimates	—	(5.0)
Actual costs incurred	(40.6)	(34.4)

Ending balance	$37.5	$34.8

Warranty reserve in current liabilities	$37.5	$34.8

Other Comprehensive Income

The activity of other comprehensive income is as follows (in millions):

	Years Ended
	December 31,
	2007	2006	2005

Change in net unrealized gain (loss) on investments, net of tax of nil	$3.2	$5.2	$(4.9)
Net gains on investments realized and included in net income, net of tax of nil	—	—	0.9
Change in foreign currency translation adjustment	7.8	4.4	(3.6)

Net change for the year	$11.0	$9.6	$(7.6)

Net gain on investment of $6.7 million realized and included in operating income during 2007 was not reclassified to and deducted from other comprehensive income since such gain had never been included in other comprehensive income as an unrealized gain in the period in which it arose.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of accumulated other comprehensive gain (loss) are as follows (in millions):

	Years Ended
	December 31,
	2007	2006	2005

Accumulated net unrealized loss on available-for-sale investments	$(0.2)	$(3.4)	$(8.6)
Accumulated foreign currency translation adjustment	12.5	4.7	0.3

Total accumulated other comprehensive gain (loss)	$12.3	$1.3	$(8.3)

Stock-Based Compensation

Stock-based compensation relates to the following categories by period (in millions):

	Years Ended
	December 31,
	2007	2006	2005

Cost of revenues — Product	$2.1	$1.9	$1.0
Cost of revenues — Service	8.7	5.6	1.5
Research and development	36.6	35.8	11.8
Sales and marketing	27.9	31.3	6.8
General and administrative	12.7	13.0	1.2

Total	$88.0	$87.6	$22.3

Other Charges, Net

Other charges, net, recognized consist of the following (in millions):

	Years Ended
	December 31,
	2007	2006	2005

Restructuring and acquisition related expenses (benefits), net	$0.7	$5.9	$(6.5)
Stock option investigation charges	6.0	20.5	—
Stock option amendment and tax related charges	8.0	10.1	—
Gain on legal settlement, net	(5.3)	—	—

Total other charges (benefits), net	$9.4	$36.5	$(6.5)

Restructuring and acquisition related expenses of $0.7 million in 2007 primarily consisted of a $1.1 million bonus accrual payable to employees of a past acquisition, net of $0.4 million in adjustments made to restructuring reserves. Restructuring and acquisition related expenses of $5.9 million in 2006 primarily consisted of the $5.6 million bonus and earn-out accrual associated with the Funk and Acorn acquisitions. During 2006, the Company also recorded $0.3 million in net restructuring charges and acquisition related restructuring charges. The $6.5 million credit to restructuring expense in 2005 primarily consisted of a $6.9 million reversal adjustment related to its restructuring accrual when the Company re-occupied a portion of the former NetScreen facility that was previously included in the acquisition-related reserve.

In 2007 and 2006, the Company incurred legal and professional fees of $6.0 million and $20.5 million, respectively, in connection with its stock option investigation. There were no such charges in 2005.

In addition, the Company recognized stock option amendment and tax related charges of $8.0 million and $10.1 million in 2007 and 2006, respectively, pertaining to the amendment of stock options and to the settlement

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

with the Internal Revenue Service (“IRS”) for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. There were no such charges in 2005.

During 2007, the Company recorded a $5.3 million net gain in connection with cash proceeds totaling $6.2 million from legal settlement, net of related transaction costs of $0.9 million.

Interest and Other Income, Net

Interest and other income, net, consist of the following (in millions):

	Years Ended
	December 31,
	2007	2006*	2005*

Interest income and expense, net	$99.2	$102.9	$57.1
Other income and expense, net	(2.4)	(2.2)	(1.9)

Total interest and other income, net	$96.8	$100.7	$55.2

*	Prior year information has been reclassified to conform to the current period presentation.

Note 8.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s principal contractual obligations as of December 31, 2007 (in millions):

	Total	2008	2009	2010	2011	2012	Thereafter	Other

Operating leases	$224.2	$50.5	$43.6	$40.1	$34.9	$28.9	$26.2	$—
Sublease rental income	(2.9)	(1.5)	(0.8)	(0.6)	—	—	—	—
Senior Notes	399.5	399.5	—	—	—	—	—	—
Purchase commitments	102.8	102.8	—	—	—	—	—	—
Tax liabilities	41.5	—	—	—	—	—	—	41.5
Other contractual obligations	44.4	21.9	19.0	3.5	—	—	—	—

Total	$809.5	$573.2	$61.8	$43.0	$34.9	$28.9	$26.2	$41.5

Operating Leases

Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2016. Rental expense for 2007, 2006, and 2005, was approximately $48.7 million, $40.3 million, and $36.4 million, respectively. Future minimum payments under the non-cancellable operating leases, net of committed sublease income, totaled $221.3 million as of December 31, 2007. Rent and related expenses paid to a related party was $6.2 million, $4.9 million, and $4.4 million for 2007, 2006, and 2005, respectively.

Senior Notes

As of December 31, 2007, the Company’s Senior Notes had a carrying value of $399.5 million. The Senior Notes are due on June 15, 2008. The Company reclassified its Senior Notes from long-term liabilities to short-term liabilities in the condensed consolidated balance sheet during the second quarter of 2007 because the Senior Notes are due within the next 12 months.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of December 31, 2007, there were NCNR component orders placed by the contract manufacturers with a value of $102.8 million. The contract manufacturers use the components to build products based on the Company’s forecasts and on purchase orders the Company has received from customers. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of December 31, 2007, the Company had accrued $22.2 million based on its estimate of such charges.

Tax Liabilities

As of December 31, 2007, the Company had $41.5 million included in long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax and audit outcomes.

Other Contractual Obligations

Other contractual obligations consist of the escrow amount of $2.2 million and bonus accrual of $0.7 million in connection with past acquisitions for indemnity obligations expired in 2007, a software subscription requiring payments of $5.0 million in both January 2008 and January 2009, and a joint development agreement requiring quarterly payments of $3.5 million through January 2010.

Guarantees

The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party.

Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for certain lease facilities. The Company has not recorded a liability related to these indemnification and guarantee provisions and its guarantees and indemnification arrangements have not had any significant impact on the Company’s financial position, results of operations, or cash flows.

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

Federal Derivative Lawsuits

Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The lawsuits allege that our officers and directors either participated in illegal back-dating of

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserts causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demands an accounting and rescission of allegedly improper stock option grants. The Company has formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interests of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle or release such claims.

State Derivative Lawsuits — California

On May 24, 2006 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of the Company’s current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options. The Company has formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interests of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle or release such claims.

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

Calamore Proxy Statement Action

On March 28, 2007 an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff filed an amended complaint on August 27, 2007, and defendants filed a motion to dismiss on October 9, 2007. Plaintiff filed her opposition on December 21, 2007 and defendants filed their reply on January 25, 2008. A hearing was held on February 11, 2008. The Court has not yet issued a ruling.

Settlement with the Securities and Exchange Commission (SEC)

On August 28, 2007, the Company announced that the Commissioners of the SEC authorized the settlement between the Company and the SEC regarding the previously disclosed SEC inquiry into the Company historical stock option granting practices. Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. The SEC filed the complaint, SEC v. Juniper Networks, Inc., Case No. C 07 4430-JW, in the Northern District of California on August 28, 2007. The Company’s consent to entry of final judgment was also filed on August 28, 2007. No monetary penalties were assessed against the Company in conjunction with this settlement. This settlement concludes the SEC’s formal investigation of the company with respect to the Company’s historical stock option granting practices. The Court entered the final judgment on December 7, 2007.

IPO Allocation Case

In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), the Company and certain of the Company’s officers. This action was brought on behalf of purchasers of the Company’s common stock in the Company’s initial public offering in June 1999 and the Company’s secondary offering in September 1999.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those actions have moved to dismiss. Plaintiffs have also sought class certification in the six focus cases, which the defendants in those actions have opposed. It is uncertain whether there will be any revised or future settlement.

16(b) Demand

On October 3, 2007, a purported Juniper Networks shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-01577, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

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

In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. The Company has not received any NOPAs related to these audits.

Note 9.	Stockholders’ Equity

Stock Repurchase Activities

In July 2004, the Company’s Board of Directors (“the Board”) authorized a stock repurchase program. This program authorized repurchases of up to $250.0 million of the Company’s common stock. In 2006, the Company repurchased 10,071,100 common shares at an average price of $18.51 per share, with an aggregate fair value of $186.4 million, as part of this stock repurchase program. As of December 31, 2006, a total of 12,939,700 common shares had been repurchased and retired since the inception of the program, equating to approximately $250.0 million at an average price of $19.32 per share. The purchase price of the shares of the Company’s stock repurchased under this program was reflected as a reduction to retained earnings.

In July 2006, the Board approved a new stock repurchase program (“2006 Stock Repurchase Program”) authorizing the Company to repurchase up to $1.0 billion of Juniper Networks’ common stock under this program. In February 2007, the Board approved an increase of $1.0 billion under this stock repurchase program. Coupled with the prior authorization of $1.0 billion announced in July 2006, the Company is now authorized to repurchase up to a total of $2.0 billion of its common stock under the 2006 Stock Repurchase Program. Purchases under the 2006 Stock Repurchase Program are made from time to time as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at the time. During 2007, the Company repurchased a total of 69,443,946 shares of common stock via open market purchases at an average price of $23.37 per share, or a total

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

purchase price of $1,623.2 million, of which $1,622.7 million was reflected as an increase to accumulated deficit and the remainder as a decrease to additional paid-in capital. Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes. All common shares repurchased under this program have been retired. As of December 31, 2007, the 2006 Stock Repurchase Program had remaining authorized funds of $376.8 million.

Additional purchases under this stock repurchase program may be made from time to time and are subject to a review of circumstances in place at the time. This program may be discontinued at any time. See Note 15 below for discussion of our stock repurchase activity in 2008.

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

Under the 1996 Plan, incentive stock options were not permitted to be granted at an exercise price less than the fair market value per share of the common stock on the date of grant. The Company has not granted incentive stock options since June 1999. Non-statutory stock options were permitted to be granted at an exercise price determined by the Board or a committee authorized by the Board. Vesting and exercise provisions were permitted to be determined by the Board or a committee authorized by the Board. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years.

2000 Nonstatutory Stock Option Plan

In July 2000, the Board adopted the Juniper Networks 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of non-statutory stock options to employees, directors and consultants. Non-statutory stock options were permitted to be granted under the terms of the plan at an exercise price determined by the Board or a committee authorized by the Board. Vesting and exercise provisions were permitted to be determined under the terms of the plan by the Board or an authorized committee of the Board. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. The Company had authorized 90,901,437 shares of common stock for issuance under the 2000 Plan. Effective May 18, 2006, additional equity awards under the 2000 Plan have been discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of May 18, 2006 were canceled on May 18, 2006. The 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.

2006 Equity Incentive Plan

On May 18, 2006, the Company’s stockholders adopted the 2006 Plan to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares,

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

performance units, deferred stock units and dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the Company’s non-employee member of the Board (“outside directors”).

The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the 1996 Plan and 2000 Plan that subsequently expired unexercised after May 18, 2006 up to a maximum of 75,000,000 additional shares of the common stock. To the extent a 2006 Plan award is settled in cash rather than stock, such cash payment shall not reduce the number of shares available for issuance under the 2006 Plan. Performance shares, restricted stock or RSUs with a per share or unit purchase price lower than 100% of market price of the Company’s common stock on the day of the grant are counted against the plan share reserve as two and one-tenth shares for every one share subject to the award. In the case of a restricted stock or performance share award, the entire number of shares subject to such award would be counted against the plan share reserve at the time of grant. Such shares could be subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. The Company would have the right to repurchase unvested shares subject to a restricted stock or performance share award if the grantee’s service to the Company terminated prior to full vesting of the award. Until repurchased, such unvested shares would be considered outstanding for dividend, voting and other purposes.

Incentive and nonstatutory stock options may be granted at an exercise price of not less than the fair market value of the Company’s common stock on the date such option is granted. The exercise price of an incentive stock option granted to a 10% or greater stockholder may not be less than 110% of the fair market value of the common stock on the grant date. Vesting and exercise provisions are determined by the Board, or an authorized committee of the Board. Stock options granted under the 2006 Plan generally vest and become exercisable over a four year period. Restricted stock, performance shares, RSUs or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three year anniversary of the grant date. In the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one year anniversary of the grant date. Options granted under the 2006 Plan have a maximum term of seven years from the grant date while incentive stock options granted to a 10% or greater stockholder have a maximum term of five years from the grant date.

The 2006 Plan provides each non-employee director an automatic grant of an option to purchase 50,000 shares of common stock upon the date on which such individual first becomes a director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company’s annual stockholder meetings (i) each non-employee director who was a non-employee director on the date of the prior year’s annual stockholder meeting shall be automatically granted an option to purchase 20,000 shares of common stock, and (ii) each non-employee director who was not an non-employee director on the date of the prior year’s annual stockholder meeting shall receive an option to purchase a pro-rata portion of the 20,000 shares of the common stock determined by the time elapsed since the individual’s First Option grant (“the Annual Option”). The First Option vests monthly over approximately three years from the grant date subject to the non-employee director’s continuous service on the Board. The Annual Option shall vest monthly over approximately one year from the grant date subject to the non-employee director’s continuous service on the Board. Under the 2006 Plan, options granted to non-employee directors have a maximum term of seven years. No restricted stock, stock appreciation right, performance unit, deferred stock unit or dividend equivalent has been issued as of December 31, 2007. The Company had issued 21.3 million and 4.3 million of stock options and RSUs, respectively, under the 2006 Plan as of December 31, 2007. The Company had issued 6.6 million and 0.7 million of stock options and RSUs, respectively, under the 2006 Plan as of December 31, 2006.

Plans Assumed Upon Acquisition

In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of December 31, 2007, there were approximately 3.7 million common shares subject to outstanding awards under plans assumed through past acquisitions. There were no shares of restricted stock subject to repurchase as of December 31, 2007 and 2006. As of December 31, 2006, there were approximately 8.8 million shares subject to outstanding awards under plans assumed through acquisitions. During 2007, there were no repurchases of shares of restricted common stock. During 2006, 333 shares of restricted common stock were repurchased at an average price of $0.35 per share in connection with employee terminations. During 2005, 6,517 shares of restricted common stock have been repurchased at an average price of $0.33 per share in connection with employee terminations.

Equity Award Activity

In 2007, the Company granted RSUs covering approximately 2.9 million shares of common stock to its employees under the 2006 Plan. In 2007, the Company also granted performance share awards to eligible executives covering 0.7 million shares of common stock that vest in 2010 provided certain annual performance targets and other vesting criteria are met. RSUs generally vest over a period of three or four years from the date of grant. Until vested, RSUs and performance share awards do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company expenses the cost of RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. In addition to RSUs and performance share awards, during 2007, the Company also granted employee stock options covering 14.7 million shares of common stock under the 2006 Plan. The Company estimated the stock compensation expense for its performance share awards as of December 31, 2007 based on the vesting criteria and recorded $0.4 million in operating expenses for 2007.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Equity award activities and related information as of and for the three years ended December 31, 2007 are summarized as follows:

		Outstanding Options
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	for Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)

Balance at December 31, 2004	62,415	89,170	$15.75
Options granted and assumed	(14,837)	18,101	19.91
RSUs granted	(4)	—	—
Options exercised	—	(15,466)	8.26
Options canceled(2)	3,878	(6,652)	18.26
Additional Options Authorized	27,026	—	—

Balance at December 31, 2005	78,478	85,153	17.79
RSUs granted(4)	(4,356)	—	—
Options granted	(15,097)	15,097	17.49
Options exercised	—	(9,313)	6.91
RSUs canceled	149	—	—
Options canceled(2)	3,377	(4,950)	16.77
Options expired(2)	3,733	(3,895)	25.55
Shares discontinued(3)	(70,242)	—	—
Shares authorized under the 2006 Plan	64,500	—	—

Balance at December 31, 2006	60,542	82,092	18.66
RSUs and performance share awards granted(4)	(7,573)	—	—
Options granted	(14,745)	14,745	22.91
Options exercised	—	(22,399)	15.43
RSUs canceled	534	—	—
Options canceled(2)	2,734	(2,879)	19.19
Options expired(2)	4,530	(4,631)	24.56

Balance at December 31, 2007(5)	46,022	66,928	$20.36	5.4	$901,544

(1)	Shares available for grant under the 1996 Plan, the 2000 Plan and the 2006 Plan, as applicable.

(2)	Canceled or expired options under the 1996 Plan, the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(3)	Authorized shares not subject to outstanding awards under the 1996 Plan and the 2000 Plan as of May 18, 2006 were discontinued.

(4)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award.

(5)	Outstanding options of 66.9 million do not include RSUs and performance share awards outstanding as of December 31, 2007. See details under “Restricted Stock Units and Performance Share Awards Activities” below.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following schedule summarizes information about stock options outstanding under all option plans as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)			(In thousands)

$ 0.09 - $ 10.31	12,102	3.9	$7.41	11,995	$7.44
$ 10.54 - $ 15.32	6,710	5.6	14.58	4,326	14.66
$ 15.41 - $ 18.01	8,180	5.6	17.65	1,688	16.82
$ 18.03 - $ 19.51	7,254	5.5	18.91	2,290	18.65
$ 19.66 - $ 22.59	7,570	6.7	21.66	4,414	22.25
$ 22.97 - $ 24.14	9,736	7.0	23.84	9,156	23.87
$ 24.25 - $ 30.34	6,867	5.7	27.05	6,257	27.18
$ 30.35 - $ 36.61	6,862	4.5	31.93	3,057	30.66
$ 38.13 - $135.67	1,635	2.3	55.41	1,634	55.41
$183.06 - $183.06	12	2.7	183.06	12	183.06

$ 0.09 - $183.06	66,928	5.4	$20.36	44,829	$20.01

As of December 31, 2007, approximately 44.8 million shares of common stock were exercisable at an average exercise price of $20.01 per share. As of December 31, 2006, approximately 63.2 million shares of common stock were exercisable at an average exercise price of $18.92 per share.

The Company’s vested or expected-to-vest stock options and exercisable stock options as of December 31, 2007 are summarized below:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)

Vested or expected-to-vest options	61,322	$20.32	5.4	$831,017
Exercisable options	44,829	20.00	5.1	629,808

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $33.20 as of December 31, 2007, and the exercise price multiplied by the number of related options.

The intrinsic value of options exercised was $291.7 million, $107.8 million, and $240.1 million for 2007, 2006 and 2005, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option.

Total fair value of options vested during 2007 was $78.8 million. As of December 31, 2007, approximately $161.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.9 years. Approximately $44.0 million of this total unrecognized compensation cost was estimated to be forfeited prior to the vesting of such awards and had been excluded from the preceding cost.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units and Performance Share Awards Activities

The following schedule summarizes information about the Company’s RSUs and performance share awards for the three years ended December 31, 2007:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Purchase	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)

Balance at December 31, 2004	—	$—
RSUs granted	4	—

Balance at December 31, 2005	4	—
RSUs and performance share awards granted	3,574	—
RSUs and performance share awards vested	—	—
RSUs and performance share awards canceled	(357)	—

Balance at December 31, 2006	3,221	—
RSUs and performance share awards granted	3,606	—
RSUs and performance share awards vested	(3)	—
RSUs and performance share awards canceled	(540)	—

Balance at December 31, 2007	6,284	$—	1.5	$208,644

The weighted-average grant date fair value of RSUs granted during 2007, 2006, and 2005 was $25.39, $18.45, and $21.90 per share, respectively. As of December 31, 2007, approximately $103.6 million of total unrecognized compensation cost related to RSUs and performance share awards was expected to be recognized over a weighted-average period of 2.5 years. Approximately $31.3 million of the total unrecognized compensation cost was estimated to be forfeited prior to the vesting of such awards and had been excluded from the preceding cost.

The Company’s vested or expected-to-vest outstanding RSUs and performance share awards as of December 31, 2007 are summarized below:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)

Shares subject to outstanding RSUs and performance share awards	6,284	$—	1.5	$208,644
Vested and expected-to-vest RSUs and performance Share awards	4,530	—	1.5	150,407

An immaterial number of outstanding RSUs vested during 2007.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Extension of Stock Option Exercise Periods for Former Employees

The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). The Company extended the expiration date of these stock options to April 7, 2007, the end of a 30 — day period subsequent to the Company’s filing of its required regulatory reports. As a result of the extensions, the fair values of such stock options had been reclassified to current liabilities subsequent to the modification and were subject to mark-to-market provisions at the end of each reporting period until the earlier of final settlement or April 7, 2007. Stock options covering approximately 660,000 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction during the first quarter of 2007. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded an expense of approximately $4.3 million in the first quarter of 2007. In addition, the Company recorded an expense of $4.4 million in the first quarter of 2007 associated with the approximately 1,446,000 shares covered by such options which had exercise periods extended in 2006 as a result of the trading black-out period restriction. As of December 31, 2007, all of these extended stock options were either exercised or expired un-exercised. All previously recorded liabilities associated with such extensions were reclassified to additional paid-in capital by the second quarter of 2007.

Amendment of Certain Stock Options

In 2007, the Company completed a tender offer to amend certain options granted under the 1996 Plan and the 2000 Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A (“409A issue”) or Canadian tax laws and regulations. In exchange for increasing the strike price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with this offer, the Company amended options to purchase 4.3 million shares of its common stock and committed to make aggregate cash payments of $7.6 million to offer participants and recorded such amount as operating expense in 2007.

In addition, the Company entered into a separate agreement with two executives in 2007 to amend their unexercised stock options covering 0.1 million shares of the Company’s common stock in order to cure the 409A issue associated with such stock options. As a result, the Company committed to make aggregate cash payments of $0.4 million and recorded this payment liability as operating expense in 2007.

Acceleration of Unvested and “Out-of-the-Money” Employee Stock Options

On December 16, 2005, the Board approved the acceleration of the vesting of certain unvested and “out-of-the-money” stock options that had an exercise price per share equal to or greater than $22.00, all of which were previously granted under its stock option plans and that were outstanding on December 16, 2005. Options to purchase approximately 21.2 million shares of common stock or 49.3% of the total outstanding unvested options on December 16, 2005 were accelerated. The options accelerated excluded options previously granted to certain employees, including all of the Company’s executive officers and its directors.

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

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in the Statements of Operations pursuant to FAS 123R. Under FAS 123R, the Company has applied the expense recognition provisions relating to stock options beginning in the first quarter of fiscal 2006. In approving the acceleration, the Company’s Board considered its impact on future financial results, stockholder value and employee retention. The Board believes that the acceleration of the unvested and “out-of-the-money” options was in the best interest of stockholders as it will reduce the Company’s reported compensation expense in future periods in light of these accounting regulations. As a result of the acceleration, the Company expected to reduce the pre-tax stock option expense it otherwise would have been required to record by approximately $153.0 million, which was estimated at the time of the acceleration, subsequent to the adoption of FAS 123R beginning in 2006. The acceleration of the vesting of these options did not result in a charge to the results of operations in 2005.

Employee Stock Purchase Plan

In April 1999, the Board approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the applicable offering period.

In January 2007, the Board approved a delay of the start of the next offering period from February 1, 2007 to April 1, 2007. Such offering period ended on July 31, 2007. Compensation expense of $7.6 million was recorded in 2007 for stock costs associated with the Purchase Plan. For 2006, compensation expense related to the common stock issued under the Purchase Plan was $6.6 million. Compensation expense for the Purchase Plan in the same 2005 periods was only required as a footnote disclosure prior to the adoption of FAS 123R. As a result of the Company’s failure to file its Quarterly Reports on Form 10-Q for the second and third quarters of 2006, the Company had suspended its employee payroll withholdings for the purchase of its common stock under the Purchase Plan from August 2006 through March 2007.

Employees purchased approximately 0.6 million, 1.7 million, and 0.9 million shares of common stock through the Purchase Plan at an average exercise price of $17.08, $13.06 and $19.96 per share during fiscal years 2007, 2006 and 2005, respectively. During 2006, the number of authorized shares under the Purchase Plan increased by 3,000,000 shares. As of December 31, 2007, approximately 7.1 million shares had been issued and 10.9 million shares remained available for future issuance under the Purchase Plan. As of December 31, 2006, approximately 6.5 million shares had been issued and 8.5 million shares remained available for future issuance under the Purchase Plan.

Common Stock Reserved for Future Issuance

As of December 31, 2007, Juniper Networks had reserved an aggregate of approximately 150.0 million shares of common stock for future issuance under all its Stock Option Plans, the 1999 Employee Stock Purchase Plan and for future issuance upon conversion of convertible senior notes.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

Valuation of Stock-Based Compensation

FAS 123R requires the use of a valuation technique, such as an option-pricing model, to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and risk-free interest rates. The expected volatility is based on the implied volatility of market traded options on the Company’s common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.

In 2006, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant. As a result, the expected term assumption used in the year ended December 31, 2007 reflects the shorter contractual life of the new option awards granted during the period.

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Employee Stock Options
Dividend yield	—	—	—
Volatility factor	40%	39%	42%
Risk-free interest rate	4.47%	4.75%	3.97%
Expected life (years)	3.6	3.6	4.3
Employee Stock Purchase Plan
Dividend yield	—	—	—
Volatility factor	38%	33%	39%
Risk-free interest rate	5.0%	4.2%	2.8%
Expected life (years)	0.4	0.5	0.5

In anticipation of adopting FAS 123R, the Company refined the variables used in the Black-Scholes-Merton model during 2005. As a result, the Company refined its methodology of estimating the expected term to be more representative of future exercise patterns. The Company also refined its computation of expected volatility by considering the volatility of publicly traded options to purchase its common stock and its historical stock volatility. The weighted average estimated fair value of employee stock options granted during 2007, 2006, and 2005 was $8.03, $6.09 and $9.23 per option, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 2007, 2006, and 2005 was $6.52, $5.19 and $6.36 per share, respectively.

Convertible Preferred Stock

There are 10,000,000 shares of convertible preferred stock with a par value of $0.00001 per share authorized for issuance. No preferred stock was issued and outstanding as of December 31, 2007 and 2006.

Note 10.	401(k) Plan

Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001. Effective on January 1, 2005, the Company increased the match from 50% to 100% of eligible pay, up to an annual maximum of $2,000. Effective January 1, 2007, the Company matches 25% of all employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $9.5 million, $5.8 million, and $5.1 million in 2007, 2006, and 2005, respectively.

Note 11.	Segment Information

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

The primary financial measure used by management in assessing performance and allocating resources to the segments is management operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. Direct costs and operating expenses, such as standard costs, research and development, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each segment based on factors including headcount and revenue. The CODM does not allocate stock-based compensation, amortization, impairment, gain or loss on minority equity investments, interest income and expense, other income and expense, income taxes, as well as certain other charges to segments. With management’s organizational alignment initiatives and the ever-evolving business environment such as changes in products or markets, acquisitions, long-term growth strategies, and the experience and responsibilities of the senior executives in charge, the Company may reorganize its segments consistent with corresponding changes in its organizational structure in 2008.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Financial information for each segment used by management to make financial decisions and allocate resources is summarized as follows (in millions):

	Years Ended December 31,
	2007	2006	2005(1)

Net Revenues:
Infrastructure	$1,753.2	$1,413.4	$1,371.6
Service Layer Technologies	573.8	479.9	399.4
Service	509.1	410.3	293.0

Total net revenues	2,836.1	2,303.6	2,064.0
Operating Income:
Management operating income(1):
Infrastructure	495.5	420.9	489.2
Service Layer Technologies	(18.3)	(11.3)	10.4
Service	126.4	101.5	72.2

Total management operating income	603.6	511.1	571.8
Amortization of purchased intangible assets(2)	(91.4)	(97.3)	(85.2)
Stock-based compensation expense	(88.0)	(87.6)	(22.3)
Stock-based compensation related payroll tax expense	(7.7)	(2.7)	(2.9)
Impairment of goodwill and intangible assets	—	(1,283.4)	(5.9)
In-process research and development	—	—	(11.0)
Other expense, net(3)	(9.4)	(37.9)	(3.5)

Total operating (loss) income	407.1	(997.8)	441.0
Interest and other income, net	96.8	100.7	55.2
Gain on investments, net	6.7	—	1.3

Income (loss) before income taxes	$510.6	$(897.1)	$497.5

(1)	Prior period amounts have been reclassified to exclude stock-based compensation related payroll tax expense in order to conform to current year presentation.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(3)	Other expense for 2007 includes charges such as restructuring, acquisition related charges, stock option investigation costs, as well as stock amendment and tax related charges. Other expense for 2006 includes charges such as restructuring, acquisition related charges, stock option investigation costs and tax related charges, as well as certain restructuring costs included in cost of revenues. Other expense for 2005 includes charges such as restructuring, acquisition related charges and patent related charges.

Nokia-Siemens Networks B.V. (“NSN”) and its predecessor companies accounted for 12.8%, 14.3%, and 13.7% of the Company’s net revenues for 2007, 2006, and 2005, respectively. The revenue attributed to this significant customer was derived from the sale of products and services in all three operating segments.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenue by geographic region (in millions):

	Years Ended December 31,
	2007	2006*	2005*

Americas
United States	$1,215.8	$950.3	$879.0
Other	124.7	83.0	53.9

Total Americas	1,340.5	1,033.3	932.9
Europe, Middle East, and Africa	918.0	817.4	610.1
Asia Pacific	577.6	452.9	521.0

Total	$2,836.1	$2,303.6	$2,064.0

*	Prior year information has been reclassified to conform to current year presentation.

The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, as of December 31, 2007 and 2006 were attributable to its U.S. operations. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 12.	Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares subject to repurchase, common shares issuable upon exercise of stock options, and shares issuable upon conversion of the Subordinated Notes. The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended December 31,
	2007	2006	2005

Net income	$360.8	$(1,001.4)	$350.7

Basic and diluted:
Weighted-average shares of common stock outstanding	537.8	567.5	554.3
Less: weighted-average shares subject to repurchase	—	—	(0.1)

Weighted-average shares used in computing basic net income per share	537.8	567.5	554.2
Effect of dilutive securities:
Shares subject to repurchase	—	—	0.1
Shares issuable upon conversion of the Subordinated Notes	19.8	—	19.9
Employee stock options	21.5	—	26.0

Weighted-average shares used in computing diluted net income per share	579.1	567.5	600.2

Basic net (loss) income per share	$0.67	$(1.76)	$0.63
Diluted net (loss) income per share	$0.62	$(1.76)	$0.58

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

For 2006, the Company excluded 34.6 million common stock equivalents consisting of convertible debt, outstanding stock options, RSUs and shares subject to repurchase from the calculation of diluted loss per share because all such securities were anti-dilutive due to the net loss in the year. For the years ended 2007, 2006, and 2005, approximately 11.5 million, 51.1 million, and 28.8 million common stock equivalents were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 13.	Income Taxes

The components of (loss) income before the provision for income taxes are summarized as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Domestic	$225.9	$(1,146.0)	$226.6
Foreign	284.7	249.0	270.9

Total income before provision for income taxes	$510.6	$(897.0)	$497.5

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Current Provision:
Federal	$52.9	$17.9	$13.7
State	15.2	13.6	3.0
Foreign	48.0	29.0	34.6

Total current provision	116.1	60.5	51.3
Deferred benefit:
Federal	(0.5)	24.1	(20.6)
State	(5.7)	(4.5)	(9.4)
Foreign	(3.6)	3.7	(2.8)

Total deferred benefit	(9.8)	23.3	(32.8)
Income tax benefits attributable to employee stock plan activity	43.5	20.6	128.3

Total provision for income taxes	$149.8	$104.4	$146.8

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision for income taxes as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Expected provision at 35% rate	$178.7	$(314.0)	$174.1
State taxes, net of federal benefit	6.5	3.8	12.5
Foreign income at different tax rates	(21.7)	(25.3)	(14.9)
Research and development credits	(18.6)	(7.3)	(10.7)
Non-deductible goodwill and in-process research and development	—	438.2	3.8
Jobs Act repatriation, including state taxes	—	—	(19.7)
Stock-based compensation	1.2	4.2	0.4
Other	3.7	4.8	1.3

Total provision for income taxes	$149.8	$104.4	$146.8

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2007	2006

Deferred tax assets:
Net operating loss carry-forwards	$10.8	$16.2
Foreign tax credit carry-forwards	20.6	13.4
Research and other credit carry-forwards	47.1	91.8
Deferred revenue	50.6	32.2
Property and equipment basis differences	2.4	3.5
Stock-based compensation	73.0	72.4
Reserves and accruals not currently deductible	171.1	151.8
Other	18.4	16.6

Total deferred tax assets	394.0	397.9
Valuation allowance	(34.3)	(38.7)

Net deferred tax assets	359.7	359.2
Deferred tax liabilities:
Purchased intangibles	(49.3)	(73.6)
Unremitted foreign earnings	(79.3)	(51.6)
Deferred compensation and other	(0.5)	(2.5)

Total deferred tax liabilities	(129.1)	(127.7)

Net deferred tax assets	$230.6	$231.5

As of December 31, 2007 and 2006, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $34.3 million and $38.7 million, respectively, which relates to capital losses that will carry forward to offset future capital gains.

The valuation allowance decreased $4.4 million and $1.9 million in the years ended December 31, 2007 and 2006, respectively. The 2007 reduction was attributable primarily to the reversal of investment losses previously

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

disallowed for income tax purposes and mark-to-market of the Company’s investments. The 2006 reduction was attributable to use of capital losses carryovers.

As of December 31, 2007, the Company had federal and California net operating loss carry-forwards of $28.7 million and $8.5 million, respectively. The Company also had federal and California tax credit carry-forwards of approximately $14.3 million and $84.0 million, respectively. Approximately $14.3 million of the federal tax credit carryforwards and $10.8 million of the California tax credit carryforwards will be credited to additional paid in capital when utilized on the Company’s income tax returns since they have not met the realization criteria of FAS 123R. Unused net operating loss carry-forwards and research and development tax credit carryforwards will expire at various dates beginning in the years 2012 and 2022, respectively. The California tax credits carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $436.9 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2007 because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income taxes expense of approximately $130.9 million. These earnings are considered indefinitely invested in operations outside of the U.S. as we intend to utilize these amounts to fund future expansion of our international operations.

The Company adopted the provisions of FIN 48 on January 1, 2007, the first day of fiscal 2007. The cumulative effect of applying FIN 48 was a $19.2 million increase to the opening balance of accumulated deficit as of January 1, 2007 and a $1.0 million increase to goodwill. As of December 31, 2007, the total amount of gross unrecognized tax benefits was $94.7 million, of which approximately $79.3 million, if recognized, would affect the effective tax rate.

The following is a rollforward of the Company’s total gross unrecognized tax benefit liabilities for fiscal 2007 (in millions):

Total

Balance at January 1, 2007 (after adoption of FIN 48)	$85.2
Tax positions related to current year:
Additions	9.5
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance at December 31, 2007	$94.7

In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statement of operations. This policy did not change as a result of the adoption of FIN 48. As of the date of adoption, the Company had accrued interest expense and penalties related to unrecognized tax benefits of $4.1 million. As of December 31, 2007, the Company accrued interest expense and penalties related to unrecognized tax benefits of $5.9 million within other long-term liabilities in the consolidated balance sheets. The Company recorded net interest expense of $1.7 million in its consolidated income statements during 2007.

It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months due to audit examinations. However, an estimate of the range of possible change cannot be made at this time due to the high uncertainty of the resolution of and/or closure on open audits.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company is currently under examination by the IRS for the 2004 tax year and by the German tax authorities for the 2005 tax year. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company was not under examination by any other major jurisdictions in which the Company files its income tax returns as of December 31, 2007. It is possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible change cannot be made at this time. We have provided for uncertain tax positions that require a FIN 48 liability.

American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings

In 2005, the Company’s Chief Executive Officer and Board of Directors approved and repatriated $225.0 million in foreign earnings under a domestic reinvestment plan in accordance with the American Jobs Creation Act of 2004 (“Jobs Act”). The Company recorded a net tax benefit in 2005 of $19.7 million related to this repatriation dividend. The net tax benefit consists of a federal and state tax provision, net of federal benefit, of $9.7 million, offset by a tax benefit of $29.4 million related to an adjustment of deferred tax liabilities on un-repatriated earnings.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2007
Net revenues:
Product	$509.8	$541.7	$606.8	$668.7
Service	117.1	123.2	128.3	140.5

Total net revenues	626.9	664.9	735.1	809.2
Cost of revenues:
Cost of revenues — Product	154.9	159.9	168.1	193.3
Cost of revenues — Service	57.2	60.9	64.2	69.2

Total cost of revenues	212.1	220.8	232.3	262.5

Gross margin	414.8	444.1	502.8	546.7
Operating expenses:
Research and development	141.1	148.7	167.9	165.3
Sales and marketing	150.6	156.9	177.8	181.4
General and administrative	27.3	28.0	29.2	32.0
Amortization of purchased intangibles	22.7	22.7	20.2	20.2
Other charges, net	12.6	1.6	(5.1)	0.2

Total operating expenses	354.3	357.9	390.0	399.1

Operating income	60.5	86.2	112.8	147.6
Other income and expense	32.9	32.3	17.9	20.4

Income before income taxes	93.4	118.5	130.7	168.0
Provision for income taxes	26.8	32.3	45.6	45.1

Net income	$66.6	$86.2	$85.1	$122.9

Basic income per share	$0.12	$0.16	$0.17	$0.24
Diluted income per share	$0.11	$0.15	$0.15	$0.22

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2006
Net revenues:
Product	$474.1	$468.8	$467.3	$483.1
Service	92.6	98.7	106.3	112.7

Total net revenues	566.7	567.5	573.6	595.8
Cost of revenues:
Cost of revenues — Product	140.9	139.4	140.8	134.0
Cost of revenues — Service	44.0	49.5	49.4	56.3

Total cost of revenues	184.9	188.9	190.2	190.3

Gross margin	381.8	378.6	383.4	405.5
Operating expenses:
Research and development	113.7	116.2	123.4	126.8
Sales and marketing	129.4	136.0	139.4	153.2
General and administrative	23.1	24.2	24.6	25.2
Amortization of purchased intangibles	23.2	23.2	23.0	22.4
Impairment charges	—	1,283.4	—	—
Other charges, net	1.4	4.4	15.3	15.5

Total operating expenses	290.8	1,587.4	325.7	343.1

Operating income (loss)	91.0	(1,208.8)	57.7	62.4
Other income and expense	19.6	23.2	27.8	30.1

Income (loss) before income taxes	110.6	(1,185.6)	85.5	92.5
Provision for income taxes	34.8	20.9	27.2	21.5

Net income (loss)	$75.8	$(1,206.5)	$58.3	$71.0

Basic income (loss) per share	$0.13	$(2.13)	$0.10	$0.12
Diluted income (loss) per share	$0.13	$(2.13)	$0.10	$0.12

Note 15.	Subsequent Events

Stock Repurchases

In February 2008, the Company repurchased 2.2 million shares of its common stock, for $53.1 million at an average purchase price of $24.61 per share, under its 2006 Stock Repurchase Program. As of the report filing date, the Company’s 2006 Stock Repurchase Program had remaining authorized funds of $323.8 million. Purchases under this plan are subject to a review of the circumstances in place at the time. Acquisitions under the share repurchase program may be made from time to time as permitted by securities laws and other legal requirements. The program may be discontinued at any time.

Phase Out of DX Products

In January 2008, the Company announced its plan to phase out its DX product line. The action has no material impact on the Company’s consolidated results of operations, cash flows, and financial condition for the year ended December 31, 2007.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting:  Please see Management’s Annual Report on Internal Control over Financial Reporting under Item 8 on page 62 of this Form 10-K, which report is incorporated herein by reference.

(b) For the “Report of Independent Registered Public Accounting Firm,” please see the report under Item 8 on page 65 of this Form 10-K, which report is incorporated herein by reference.

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

Changes in Internal Controls

In 2007, we initiated a multi-year implementation to upgrade certain key internal IT systems, including our company-wide human resources management system, customer relationship management (“CRM”) system and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2. Next, select Corporate Governance and then click on “Worldwide Code of Business Conduct and Ethics.”

Alternatively, you may obtain a free copy of this code of ethics by contacting the Investor Relations Department at our corporate offices by calling (888) 586-4737 or by sending an e-mail message to investor-relations@juniper.net.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

Information concerning directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters, “Director Compensation” and “Election of Directors” is incorporated herein by reference.

Information concerning Section 16(a) beneficial ownership reporting compliance appearing in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information concerning executive compensation appearing in the Proxy Statement under “Executive Compensation” is incorporated herein by reference.

Information concerning compensation committee interlocks and insider participation appearing in the Proxy Statement under “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Information concerning the compensation committee report appearing in the Proxy Statement under “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Proxy Statement, under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

Information concerning our equity compensation plan information appearing in the Proxy Statement, under “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

The information appearing in the Proxy Statement under the heading “Board Independence” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures appearing in the Proxy Statement under the headings “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Schedule	Page

Schedule II — Valuation and Qualifying Account	120

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See Exhibit Index on page 121 of this report.

(b) Exhibits

See Exhibit Index on page 121 of this report.

(c) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 28th day of February 2008.

Juniper Networks, Inc.

By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial  Officer (Duly Authorized Officer and Principal
Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mitchell Gaynor and Robyn M. Denholm, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Scott Kriens Scott Kriens	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ Robyn M. Denholm Robyn M. Denholm	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008
/s/ Pradeep Sindhu Pradeep Sindhu	Chief Technical Officer and Vice Chairman of Board	February 28, 2008
/s/ Robert M. Calderoni Robert M. Calderoni	Director	February 28, 2008
/s/ Mary B. Cranston Mary B. Cranston	Director	February 28, 2008
William R. Hearst III	Director
/s/ Michael Lawrie Michael Lawrie	Director	February 28, 2008
/s/ Michael Rose Michael Rose	Director	February 28, 2008
/s/ Stratton Sclavos Stratton Sclavos	Director	February 28, 2008
/s/ William R. Stensrud William R. Stensrud	Director	February 28, 2008

Juniper Networks, Inc.

Schedule II — Valuation and Qualifying Account
Years Ended December 31, 2007, 2006 and 2005

			Charged to
	Balance at	Amount Acquired	(Reversed from)	Recoveries
	Beginning of	through	Costs and	(Deductions),	Balance at
	Year	Acquisitions	Expenses	Net	End of Year
	(In millions)

Year ended December 31, 2007
Allowance for doubtful accounts	$7.3	$—	$0.4	$0.6	$8.3
Sales returns reserve	$15.0	$—	$56.8	$(46.7)	$25.1
Year ended December 31, 2006
Allowance for doubtful accounts	$7.7	$—	$(0.2)	$(0.2)	$7.3
Sales returns reserve	$16.7	$—	$34.3	$(36.0)	$15.0
Year ended December 31, 2005
Allowance for doubtful accounts	$10.2	$1.2	$(2.7)	$(1.0)	$7.7
Sales returns reserve	$17.3	$0.2	$21.9	$(22.7)	$16.7

Exhibit Index

			Incorporated by Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date

3.1	Juniper Networks, Inc. Amended and Restated Certificate	10-K	3.1	000-26339	3/27/2001
	of Incorporation
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	000-26339	11/19/2007
4.1	Indenture, dated as of June 2, 2003, between the Company	S-3	4.1	333-106889	7/11/2003
	and Wells Fargo Bank Minnesota National Association
4.2	Form of Note (included in Exhibit 4.1)	S-3	4.1	333-106889	7/11/2003
10.1	Form of Indemnification Agreement entered into by the	10-Q	10.1	000-26339	11/14/2003
	Registrant with each of its directors, officers and
	certain employees
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/09/2005
10.3	Form of Stock Option Agreement for the Juniper Networks,	10-Q	10.16	000-26339	11/2/2004
	Inc. Amended and Restated 1996 Stock Plan++
10.4	Form of Notice of Grant and Restricted Stock Unit	8-K	10.2	000-26339	11/09/2005
	Agreement for the Juniper Networks, Inc. Amended and
	Restated 1996 Stock Plan++
10.5	Amended and Restated Juniper Networks 1999 Employee	10-Q	10.2	000-26339	8/9/2007
	Stock Purchase Plan++
10.6	Juniper Networks 2000 Nonstatutory Stock Option Plan++	S-8	10.1	333-92086	7/9/2002
10.7	Form of Option Agreement for the Juniper Networks 2000	10-K	10.6	000-26339	3/4/2005
	Nonstatutory Stock Option Plan++
10.8	Unisphere Networks, Inc. Second Amended and Restated	S-8	10.1	333-92090	7/9/2002
	1999 Stock Incentive Plan++
10.9	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.10	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.11	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.12	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.13	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005
10.14	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005
10.15	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005
10.16	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005
10.17	Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.1	000-26339	5/24/2006
10.18	Form of Stock Option Agreement for the Juniper Networks,	8-K	10.2	000-26339	5/24/2006
	Inc. 2006 Equity Incentive Plan++
10.19	Form of Non-Employee Director Stock Option Agreement for	S-8	10.3	000-26339	5/24/2006
	the Juniper Networks, Inc. 2006 Equity Incentive Plan++
10.20	Form of Notice of Grant and Restricted Stock Unit
	Agreement for the Juniper Networks, Inc. 2006 Equity
	Incentive Plan++*
10.21	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++*
10.22	Agreement for ASIC Design and Purchase of Products	S-1	10.8	333-76681	6/18/1999
	between IBM Microelectronics and the Registrant dated
	August 26, 1997

			Incorporated by Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date

10.23	Amendment One dated January 5, 1998 to Agreement for	S-1	10.8.1	333-76681	4/23/1999
	ASIC Design and Purchase of Products between IBM
	Microelectronics and the Registrant dated August 26, 1997
10.24	Amendment Two dated March 2, 1998 to Agreement for ASIC	S-1	10.8.2	333-76681	4/23/1999
	Design and Purchase of Products between IBM
	Microelectronics and the Registrant dated August 26, 1997
10.25	Lease between Mathilda Associates LLC and the Registrant	S-1	10.10	333-76681	6/23/1999
	dated June 18, 1999
10.26	Lease between Mathilda Associates LLC and the Registrant	10-K	10.9	000-26339	3/27/2001
	dated February 1, 2000
10.27	Lease between Mathilda Associates II LLC and the	10-Q	10.15	000-26339	11/2/2004
	Registrant dated August 15, 2000
10.28	Amended and Restated Aircraft Reimbursement Policy++	10-K	10.23	000-26339	3/4/2005
10.29	Summary of Compensatory Arrangements for Certain	8-K	N/A	000-26339	1/8/2007
	Officers adopted on January 4, 2007++
10.30	Summary of Compensatory Arrangements for Certain	8-K	99.1	000-26339	3/12/2007
	Officers adopted on March 9, 2007++
10.31	Option Amendment Agreement by and between the Registrant	8-K	99.2	000-26339	5/2/2007
	and Kim Perdikou++
10.32	Form of Executive Officer Change of Control Agreement++	10-Q	10.3	000-26339	5/8/2007
10.33	Form of Executive Officer Severance Agreement++	10-Q	10.4	000-26339	5/8/2007
10.34	Summary of Compensatory Arrangements for Certain	8-K	N/A	000-26339	8/14/2007
	Officers announced on August 14, 2007++
10.35	Severance Agreement by and between the Registrant and	10-Q	10.2	000-26339	11/9/2007
	Robyn M. Denholm effective as of August 14, 2007++
10.36	Change of Control Agreement by and between the	10-Q	10.3	000-26339	11/9/2007
	Registrant and Robyn M. Denholm effective as of August
	14, 2007++
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (see page 119)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

+	Filed by NetScreen Technologies, Inc.

++	Indicates management contract or compensatory plan, contract or arrangement.