Form 10-Q
period 2008-03-31
JUNIPER NETWORKS INC
filed 2008-05-09
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 524,950,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of May 1, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues:
Product	$674,214	$509,773
Service	148,673	117,163

Total net revenues	822,887	626,936
Cost of revenues:
Product	191,791	154,942
Service	73,045	57,167

Total cost of revenues	264,836	212,109

Gross margin	558,051	414,827
Operating expenses:
Research and development	170,646	141,093
Sales and marketing	185,948	150,656
General and administrative	33,634	27,258
Amortization of purchased intangible assets	25,129	22,740
Other charges, net	—	12,584

Total operating expenses	415,357	354,331

Operating income	142,694	60,496
Interest and other income, net	17,590	32,913

Income before income taxes	160,284	93,409
Provision for income taxes	49,929	26,762

Net income	$110,355	$66,647

Net income per share:
Basic	$0.21	$0.12

Diluted	$0.20	$0.11

Shares used in computing net income per share:
Basic	523,672	569,400

Diluted	560,407	604,905

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,037,414	$1,716,110
Short-term investments	146,775	240,355
Accounts receivable, net of allowances	369,057	379,759
Deferred tax assets, net	178,712	171,598
Prepaid expenses and other current assets	34,804	47,293

Total current assets	2,766,762	2,555,115
Property and equipment, net	407,591	401,818
Long-term investments	42,894	59,329
Restricted cash	34,995	35,515
Goodwill	3,658,602	3,658,602
Purchased intangible assets, net	51,350	77,844
Other long-term assets	96,992	97,183

Total assets	$7,059,186	$6,885,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,392	$219,101
Accrued compensation	129,700	158,710
Accrued warranty	41,312	37,450
Deferred revenue	475,863	425,579
Income taxes payable	67,388	52,324
Convertible debt	399,440	399,496
Other accrued liabilities	75,636	87,183

Total current liabilities	1,401,731	1,379,843
Long-term deferred revenue	90,078	87,690
Long-term income tax payable	63,652	41,482
Other long-term liabilities	21,434	22,531
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 524,342 shares and 522,815 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	8,222,989	8,154,932
Accumulated other comprehensive income	15,303	12,251
Accumulated deficit	(2,756,006)	(2,813,328)

Total stockholders’ equity	5,482,291	5,353,860

Total liabilities and stockholders’ equity	$7,059,186	$6,885,406

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007 (1)
Operating Activities:
Net income	$110,355	$66,647
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	55,389	46,260
Stock-based compensation	22,728	25,942
Other non-cash charges	440	472
Excess tax benefit from employee stock option plans	(1,206)	(739)
Changes in operating assets and liabilities:
Accounts receivable, net	10,702	(7,611)
Prepaid expenses, other current assets and other long-term assets	5,750	5,804
Accounts payable	(5,097)	349
Accrued compensation	(29,010)	(23,253)
Other accrued liabilities	32,179	12,984
Deferred revenue	52,672	24,610

Net cash provided by operating activities	254,902	151,465

Investing Activities:
Purchases of property and equipment	(33,412)	(32,373)
Purchases of available-for-sale investments	(25,020)	(15,934)
Maturities and sales of available-for-sale investments	135,959	349,119
Changes in restricted cash	520	2,593
Payments made in connection with business acquisitions, net	—	(375)
Minority equity investments	(2,000)	—

Net cash provided by investing activities	76,047	303,030

Financing Activities:
Proceeds from issuance of common stock	41,231	15,412
Purchases and retirement of common stock	(53,057)	(29,140)
Net proceeds from distributor financing arrangement	975	—
Excess tax benefit from employee stock option plans	1,206	739

Net cash used in financing activities	(9,645)	(12,989)

Net increase in cash and cash equivalents	321,304	441,506
Cash and cash equivalents at beginning of period	1,716,110	1,596,333

Cash and cash equivalents at end of period	$2,037,414	$2,037,839

(1)	Prior period amounts have been revised to reflect the cash flow amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Description of Business
Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs, develops and sells products and services that together provide its customers with high performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single Internet Protocol (“IP”)-based network. Beginning in the first quarter of 2008, the Company realigned its business groups and resulted in the following two segments: Infrastructure and Service Layer Technologies (“SLT”). The Company’s Infrastructure segment primarily offers scalable router and Ethernet switch products that are used to control and direct network traffic. The Company’s SLT segment offers networking solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer world-wide services, including technical support and professional services, as well as educational and training programs, to their customers. Together, these elements provide secure networking solutions to enable customers to convert legacy networks that provide commoditized, best efforts services into more valuable assets that provide differentiation, value and increased reliability, performance and security to end users.
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Revenue Recognition
Juniper Networks sells products and services through its direct sales force and through its strategic distribution relationships and value-added resellers. The Company’s products are integrated with software that is essential to the functionality of the equipment. The Company also provides unspecified upgrades and enhancements related to the integrated software through maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. In instances where the Company has outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company. Accounts receivable are recorded net of allowance for doubtful accounts, estimated customer returns and pricing credits.
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
The Company sells certain interests in accounts receivables on a non-recourse basis as part of a distributor accounts receivable financing arrangement which was established by the Company with a major financing company. Accounts receivables sold under this arrangement in advance of revenue recognition are accounted for as short-term debt and had a balance of $11.0 million and $10.0 million as of March 31, 2008 and December 31, 2007, respectively. Deferred revenue on shipments to distributors reflects these effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.
The Company records reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. In addition, the Company reports revenue net of sales-taxes.
Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenues. Costs associated with cooperative advertising programs are estimated and recorded as a reduction of revenue at the time the related sales are recognized.
Services include maintenance, training and professional services. In addition to providing unspecified upgrades and enhancements on a when and if available basis, the Company’s maintenance contracts include 24-hour technical support and hardware repair and replacement parts. Maintenance is offered under renewable contracts. Revenue from maintenance contracts is deferred and is generally recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), performance share awards and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The Company uses the Black-Scholes-Merton option pricing model and a Black-Scholes-Merton option pricing model that incorporates a Monte Carlo simulation to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007 included compensation expense for stock-based awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

Goodwill and Purchased Intangible Assets
Goodwill is not subject to amortization but is assessed annually, at a minimum, for impairment by applying a fair value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.
Impairment
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Juniper Networks conducted its annual impairment test as of November 1, 2007 and determined that the carrying value of its goodwill was not impaired. There were no events or circumstances from that date through March 31, 2008 that would impact this assessment. Future impairment indicators, including declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require impairment charges to be recorded.
The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended March 31, 2008, the Company recognized an impairment charge of $5.0 million as included in amortization of purchased intangible assets in connection with the phase out of its DX products. There were no impairments for the three months ended March 31, 2007.
Concentrations
Financial instruments, including those held in foreign branches of global banks, that subject Juniper Networks to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Juniper Networks maintains its cash, cash equivalents and available-for-sale investments in fixed income securities and money market funds with high-quality institutions and only invests in high quality credit instruments. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.
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
Fair Value Accounting
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective beginning on January 1, 2008. The Company evaluated its existing financial instruments and elected not to adopt the fair value option on its financial instruments. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in the future. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations as of and for the three months ended March 31, 2008.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to accounting pronouncements that require or permit fair value measurements with certain exclusions. The statement provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

The Company adopted the effective portions of SFAS 157 on January 1, 2008. The FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The fair value of long-term debt, based on quoted market prices (Level 1), was $503.1 million at March 31, 2008 and $659.2 million at December 31, 2007. See Note 4 – Other Financial Information under “Senior Convertible Notes.”
The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2008 (in millions):

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable	Observable
Assets Measured at		For Identical	Remaining	Remaining
Fair Value on a Recurring Basis	Total	Assets	Inputs	Inputs
		(Level 1)	(Level 2))	(Level 3)
Derivatives	$0.4	$—	$0.4	$—

Total cash, cash equivalents, and available-for-sale-investments:
Cash equivalents and available-for-sale-investments	$1,842.8	$1,387.7	$455.1	$—
Cash	384.3	—	—	—

Total cash, cash equivalents, and available-for-sale-investments	$2,227.1	$1,387.7	$455.1	$—

As of
March 31, 2008
Reported as:
Cash and cash equivalents	$2,037.4
Short-term investments	146.8
Long-term investments	42.9

Total cash, cash equivalents and available for sale investments	$2,227.1

The Company classifies investments within Level 1 if quote prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets.
The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: U.S. T-Bills, government agencies, corporate bonds and commercial paper. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. The Company classifies all derivatives in Level 2 using observable market inputs and standard valuation techniques.

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of March 31, 2008.
Seasonality
Many companies in the networking industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. In addition, the Company’s SLT segment has experienced seasonally strong customer demand in the fourth quarter. This historical pattern should not be considered a reliable indicator of the Company’s future net revenues or financial performance.
Recent Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the fiscal years beginning after November 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently assessing the application of this standard on the future reporting of the consolidated results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application of SFAS 141R is prohibited. Accordingly, any business combinations the Company may engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.
Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Note 2. Investments
The following is a summary of the Company’s available-for-sale investments, at fair value (in millions):

	As of
	March 31,	December 31,
	2008	2007
Government securities	$72.7	$88.0
Corporate debt securities	110.1	203.1
Other	6.9	8.6

Total	$189.7	$299.7

Reported as:
Short-term investments	$146.8	$240.4
Long-term investments	42.9	59.3

Total	$189.7	$299.7

Estimated Fair
Value
Due within one year	$146.8
Due between one and five years	42.9

Total available-for-sale investments	$189.7

Note 3. Goodwill and Purchased Intangible Assets
Goodwill
Beginning in the first quarter of 2008, the Company realigned its organizational structure to include its service business into the related Infrastructure and Service Layer Technologies segments. As a result, the Company, with the assistance of an external service provider, reallocated goodwill of the former Service segment to the Infrastructure and Service Layer Technologies segments based on a relative fair value approach in the three months ended March 31, 2008. No impairment was recorded as a result of the change in segments. During the three months ended March 31, 2008, the Company made no distributions of common stock held in escrow.
The following table presents changes in goodwill by segment during the three months ended March 31, 2008 (in millions):

	Balance at		Balance at
	December 31,		March 31,
Segments	2007	Reallocation	2008
Infrastructure	$976.6	$523.9	$1,500.5
Service Layer Technologies	1,879.7	278.4	2,158.1
Service	802.3	(802.3)	—

Total	$3,658.6	$—	$3,658.6

Purchased Intangible Assets
The following table presents details of the Company’s purchased intangibles assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Impairment	Net
As of March 31, 2008:
Technologies and patents	$379.6	$(344.8)	$(4.3)	$30.5
Other	68.9	(47.4)	(0.7)	20.8

Total	$448.5	$(392.2)	$(5.0)	$51.3

As of December 31, 2007:
Technologies and patents	$379.6	$(326.0)	$—	$53.6
Other	68.9	(44.7)	—	24.2

Total	$448.5	$(370.7)	$—	$77.8

There were no additions to purchased intangible assets during either of the three months ended March 31, 2008 and 2007.

During the three months ended March 31, 2008, the Company recorded an impairment charge of $5.0 million, included in its amortization of purchased intangible assets, due to the phase out of its DX products. Amortization of purchased intangible assets of $26.5 million and $24.1 million were included in operating expenses and cost of product revenues for the three months ended March 31, 2008 and 2007, respectively. The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2008 (remaining nine months)	$22.5
2009	15.4
2010	3.9
2011	2.0
2012	1.2
Thereafter	6.3

Total	$51.3

Note 4. Other Financial Information
Restricted Cash
As of March 31, 2008 and December 31, 2007, restricted cash of $35.0 million and $35.5 million, respectively, consisted of escrow accounts required by certain acquisitions completed in 2005, the Directors & Officers (“D&O”) indemnification trust and the India Gratuity Trust. In the first quarter of 2008, the Company increased its restricted cash by $0.8 million to fund the India Gratuity Trust, which covers statutory severance obligations in the event of termination of its India employees who have provided five or more years of continuous service. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors and officers arising from their activities as such in the event that the Company does not provide or is financially incapable of providing indemnification. In the three months ended March 31, 2008, the Company also reduced its restricted cash balance by $1.3 million in connection with its D&O trust. During the three months ended March 31, 2008, the Company made no releases from restricted cash for escrow payments associated with past acquisitions.
Minority Equity Investments
As of March 31, 2008 and December 31, 2007, the carrying values of the Company’s minority equity investments in privately held companies of $25.3 million and $23.3 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three months ended March 31, 2008, the Company invested a total of $2.0 million in a privately-held company.
The Company’s minority equity investments in privately held companies are carried at cost as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its minority equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.
Other Long-Term Assets
Details of the Company’s other long-term assets are as follows (in millions):

	As of
	March 31,	December 31,
	2008	2007
Deferred tax assets	$57.4	$59.0
Long-term assets	39.6	38.2

Total	$97.0	$97.2

Warranties
Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$37.5	$34.8
Provisions made during the period, net	14.2	11.7
Actual costs incurred during the period	(10.4)	(11.2)

Ending balance	$41.3	$35.3

Reported as:
Short-term	$41.3	$35.3

Deferred Revenue
Details of the Company’s deferred revenue are as follows (in millions):

	As of
	March 31,	December 31,
	2008	2007
Service	$403.8	$367.3
Product	162.1	146.0

Total	$565.9	$513.3

Reported as:
Short-term	$475.9	$425.6
Long-term	90.0	87.7

Total	$565.9	$513.3

Restructuring and Acquisition Related Reserves
Restructuring
Restructuring charges were based on Juniper Networks’ restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
In the first quarter of 2008 the Company paid $0.2 million for facility charges associated with its restructuring plans initiated in prior years. As of March 31, 2008 and December 31, 2007, the restructuring reserve of $0.4 million and $0.6 million, respectively, was related to future facility charges. Amounts related to the net facility charge are included in other accrued liabilities and will be paid over the remaining respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. During the three months ended March 31, 2008 and 2007, the Company had no additional restructuring charges.
Acquisition Related Restructuring Reserves
Acquisition related reserves pertain to the restructuring reserves established in connection with the Company’s past acquisitions. In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges.
The Company paid $0.3 million and $0.5 million, primarily for facility related charges for the three month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, approximately $1.3 million remained unpaid, of which $0.4 million was recorded in other long-term liabilities in the condensed consolidated balance sheet. All remaining restructuring reserves were associated with future facility charges and will be paid over the remaining respective lease terms through March 2011. The difference between the actual future rent payments and the restructuring reserves will be recorded as operating expenses when incurred. During the three months ended March 31, 2008 and 2007, the Company had no acquisition related restructuring charges. As of December 31, 2007, approximately $1.6 million remained unpaid, of which $0.6 million was recorded in other long-term liabilities in the condensed consolidated balance sheet.

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
The Company also uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2008 and 2007, in other income (expense) on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities.
Debt
Senior Convertible Notes
The carrying amounts and fair values of the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes”) were (in millions):

	As of
	March 31, 2008	December 31, 2007
Carrying amount	$399.4	$399.5
Fair value	$503.1	$659.2
During the three months ended March 31, 2008, an immaterial amount of the Senior Notes was converted into common shares. There were no conversions of the Senior Notes into common shares in the three months ended March 31, 2007.
Distributor Financing Arrangement
The Company recognized the sales of accounts receivable to a financing provider according to FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. The Company introduced its distributor financing program in 2006 to strengthen its channel business by promoting greater distributor volume and improved customer service. The program does not, and is not intended to, affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements the proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. The Company pays the financing provider a financing fee based on the spread over LIBOR or SIBOR. In these transactions with a major financing provider, the Company has surrendered control over the transferred assets. The accounts receivable have been isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The purchaser of the accounts receivable balances has the right to pledge or exchange the assets transferred. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer or repurchase the receivables after they have been transferred.
Pursuant to the receivable financing arrangements for the sale of receivables, the Company sold net receivables of $58.8 million and $18.6 million during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, the Company received cash proceeds, net of the financing fee, of $54.3 million and $17.5 million, respectively. The amounts owing by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 were $44.8 million and $40.4 million, respectively.
The Company has determined that the portion of the receivable financed that has not been recognized as revenue should be accounted for as a financing pursuant to FASB Emerging Issues Task Force Issue 88-18, Sales of Future Revenues. As of March 31, 2008 and December 31, 2007, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from its distributors was $11.0 million and $10.0 million, respectively.

Comprehensive Income
Comprehensive income consists of the following (in millions):

	Three Months Ended March 31,
	2008	2007
Net income	$110.4	$66.6
Change in net unrealized gains and losses on investments, net of tax of nil	0.6	1.3
Change in foreign currency translation adjustment, net of tax of nil	2.5	1.0

Total comprehensive income	$113.5	$68.9

Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

Three Months
Ended
March 31, 2008
Balance, December 31, 2007	$(2,813.3)
Retirement of common stock (see Note 6)	(53.1)
Net income	110.4

Balance, March 31, 2008	$(2,756.0)

Stock-Based Compensation Expense
Amortization of stock-based compensation was included in the following cost and expense categories (in millions):

	Three Months Ended March 31,
	2008	2007
Cost of revenues — Product	$0.8	$0.5
Cost of revenues — Service	2.3	3.1
Research and development	10.2	11.0
Sales and marketing	6.7	7.6
General and administrative	2.7	3.7

Total	$22.7	$25.9

Other Charges, Net
Other charges recognized consisted of the following (in millions):

	Three Months Ended March 31,
	2008	2007
Acquisition related charges	$—	$0.3
Stock option investigation costs	—	4.7
Tax related charges	—	7.6

Total	$—	$12.6

In connection with a past acquisition, the Company recorded bonus obligation of $0.3 million for the three months ended March 31, 2007.
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
Interest and Other Income, Net
Interest and other income, net, consist of the following (in millions):

	Three Months Ended March 31,
	2008	2007
Interest income and expense, net	$18.3	$32.9
Other income and expense, net	(0.7)	—

Total interest and other income, net	$17.6	$32.9

Note 5. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$110.4	$66.6

Denominator:
Denominator for basic net income per share	523.7	569.4
Shares issuable upon conversion of the Senior Notes	19.8	19.9
Employee stock awards	16.9	15.6

Denominator for diluted net income per share	560.4	604.9

Net income per share:
Basic	$0.21	$0.12

Diluted	$0.20	$0.11

Employee stock awards to purchase approximately 15.4 million and 51.0 million shares of the Company’s common stock in the three months ended March 31, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 6. Stockholders’ Equity
Stock Repurchase Activities
During the three months ended March 31, 2008, the Company repurchased approximately 2.2 million shares of common stock via open market purchases at an average price of $24.61 per share as part of the Company’s $2.0 billion stock repurchase program approved by its Board of Directors (the “Board”) in 2006 and 2007 (the “2006 Stock Repurchase Program”). The total purchase price of $53.1 million for these shares was reflected as an increase to accumulated deficit. All common shares under this program have been retired. As of March 31, 2008, the Company has repurchased approximately $1.7 billion of its common stock under this program with remaining authorized funds of $323.8 million. A total of 71.6 million common shares had been repurchased and retired since the inception of this program, at an average price of $23.41 per share.
In March 2008, the Board approved a new stock repurchase program (the “2008 Stock Repurchase Program”) which enables the Company to purchase up to $1.0 billion of the company’s common stock. This new program is in addition to the 2006 Stock Repurchase Program. There were no purchases under the 2008 Stock Repurchase Program in the three months ended March 31, 2008.
Share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.

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
2006 Equity Incentive Plan
On May 18, 2006, the Company’s stockholders adopted the 2006 Plan to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units and dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the Company’s non-employee members of the Board.
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

Incentive and nonstatutory stock options may be granted at an exercise price of not less than the fair market value of the Company’s common stock on the date such option is granted. The exercise price of an incentive stock option granted to a 10% or greater stockholder may not be less than 110% of the fair market value of the common stock on the grant date. Vesting and exercise provisions are determined by the Board, or an authorized committee of the Board. Stock options granted under the 2006 Plan generally vest and become exercisable over a four year period. Restricted stock, performance shares, RSUs or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three-year anniversary of the grant date. In the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one-year anniversary of the grant date. Options granted under the 2006 Plan have a maximum term of seven years from the grant date, while incentive stock options granted to a 10% or greater stockholder have a maximum term of five years from the grant date.
The 2006 Plan provides each non-employee director an automatic grant of an option to purchase 50,000 shares of common stock upon the date on which such individual first becomes a director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company’s annual stockholder meetings (i) each non-employee director who was a non-employee director on the date of the prior year’s annual stockholder meeting shall be automatically granted an option to purchase 20,000 shares of common stock, and (ii) each non-employee director who was not a non-employee director on the date of the prior year’s annual stockholder meeting shall receive an option to purchase a pro-rata portion of the 20,000 shares of the common stock determined by the time elapsed since the individual’s First Option grant (the “Annual Option”). The First Option vests monthly over approximately three years from the grant date subject to the non-employee director’s continuous service on the Board. The Annual Option shall vest monthly over approximately one year from the grant date subject to the non-employee director’s continuous service on the Board. Under the 2006 Plan, options granted to non-employee directors have a maximum term of seven years.
Plans Assumed Upon Acquisition
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of March 31, 2008, there were approximately 3.5 million common shares subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of March 31, 2008 and December 31, 2007. There were no restricted stock repurchases during the three months ended March 31, 2008 and 2007.
Equity Award Activities
In the first quarter of 2008, the Company granted RSUs covering 0.8 million shares of common stock to its employees under the 2006 Plan. In the first quarter of 2008, the Company also granted performance share awards to eligible executives covering up to 0.6 million shares of common stock that vest in March 2011 provided certain annual performance targets and other vesting criteria are met. RSUs generally vest over a period of three or four years from the date of grant. Until vested, RSUs and performance share awards do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. No restricted stock was issued in the same period of 2008. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. In addition to RSUs and performance share awards, the Company also granted employee stock options covering 6.4 million shares of common stock under the 2006 Plan in the first quarter of 2008. The Company estimated the stock compensation expense for its performance share awards as of March 31, 2008 based on the vesting criteria and recorded an immaterial amount in operating expense for the first quarter of 2008. The Company also recorded an immaterial amount in operating expense for its performance share awards for the three months ended March 31, 2007 based on the vesting criteria as of March 31, 2007.
Net income for the three months ended March 31, 2008 included pre-tax stock-based compensation expense of $22.7 million related to employee stock options, RSUs, performance share awards and employee stock purchases under the Company’s Employee Stock

Purchase Plan reflecting the fair value recognition provisions under SFAS 123R. Net income for the three months ended March 31, 2007 included pre-tax stock-based compensation expense of $25.9 million related to employee stock options, RSUs and performance share awards reflecting the fair value recognition provisions under SFAS 123R.
A summary of the Company’s equity award activity and related information for the three months ended March 31, 2008 is set forth in the following table:

		Outstanding Options(4)
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2008	46,022	66,928	$20.36
RSUs and performance share awards granted (2)	(2,887)	—	—
Options granted	(6,363)	6,363	25.30
RSUs canceled (2)	741	—	—
Options canceled (3)	917	(923)	19.51
Options exercised	—	(1,618)	14.57
Options expired (3)	160	(169)	26.05

Balance at March 31, 2008 (4)	38,590	70,581	$20.94	5.3	$401,484

(1)	Shares available for grant under the 1996 Plan, the 2000 Plan and the 2006 Plan, as applicable.

(2)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The Company granted RSUs and performance share awards covering 1.4 million shares of common stock in the three months ended March 31, 2008.

(3)	Canceled or expired options under the 1996 Plan and the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(4)	Outstanding options exercisable for 70.6 million shares of common stock do not include RSUs and performance share awards outstanding as of March 31, 2008. See details under “Restricted Stock Units and Performance Share Awards Activities” below.
A summary of the Company’s vested or expected-to-vest options and exercisable options as of March 31, 2008 is set forth in the following table:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	64,181	$20.82	5.3	$375,061
Exercisable options	46,269	20.08	4.9	310,173
As of March 31, 2008, options covering approximately 46 million shares of common stock were exercisable at a weighted average exercise price of $20.08 per share. As of December 31, 2007, options covering approximately 45 million shares of common stock were exercisable at a weighted average exercise price of $20.01 per share.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $25.00 as of March 31, 2008, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $20.5 million for the three months ended March 31, 2008.

Total fair value of options vested for the three months ended March 31, 2008 was $23.1 million. As of March 31, 2008, approximately $204.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 3.0 years. Approximately $55.0 million of the total unrecognized compensation cost is estimated to be forfeited prior to the vesting of such awards.
Restricted Stock Units and Performance Share Awards Activities
The following schedule summarizes information about the Company’s RSUs and performance share awards for the three months ended March 31, 2008:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Purchase	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2008	6,284	$—
RSUs and performance share awards granted	1,375	—
RSUs and performance share awards vested	(1,308)	—
RSUs and performance share awards canceled	(388)	—

Balance at March 31, 2008	5,963	$—	1.9	$149,067

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2008 was $25.24 per share. The weighted average grant date fair value of performance share awards granted during the three months ended March 31, 2008 was $25.16 per share. As of March 31, 2008, approximately $123.1 million of total unrecognized compensation cost related to RSUs and performance share awards was expected to be recognized over a weighted-average period of approximately 2.7 years. Approximately $37.7 million of the total unrecognized compensation cost was estimated to be forfeited prior to the vesting of such awards.
The following schedule summarizes information about the Company’s RSUs and performance share awards as of March 31, 2008:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Shares subject to outstanding RSUs and performance share awards	5,963	$—	1.9	$149,067
Vested and expected-to-vest RSUs and performance share awards	4,196	—	1.9	104,905
During the three months ended March 31, 2008 and 2007, approximately 1.3 million and nil RSUs became vested and exercisable, respectively.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first or last trading day of the applicable offering period. Employees purchased approximately 0.7 million shares of common stock through the Purchase Plan at an average price of $23.08 in the three months ended March 31, 2008. There were no employee purchases under the Purchase Plan due to the suspension of the Purchase Plan from August 2006 through March 2007. Compensation expense of $3.5 million and nil was recorded in operating expenses for the three months ended March 31, 2008 and 2007, respectively, in connection with the Purchase Plan. As of March 31, 2008, approximately 7.9 million shares had been issued since inception and the 13.1 million shares remained available for future issuance under the Purchase Plan.

Common Stock Reserved for Future Issuance
As of March 31, 2008, the Company had reserved an aggregate of approximately 148.9 million shares of common stock for future issuance under all its equity incentive plans, the Purchase Plan and upon conversion of the Senior Notes.
Valuation of Stock-Based Compensation
SFAS 123R requires the use of a valuation technique, such as an option-pricing model, to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and risk-free interest rates. The expected volatility is based on the implied volatility of market traded options on the Company’s common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.
Since 2006, the Company has granted stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten year contractual life from the date of grant.
In 2007, the government of India implemented a new fringe benefit tax that applies to equity awards granted to India taxpayers. This fringe benefit tax is payable by the issuer of the equity awards, however, the law allows an issuer to recover from individual award holders the fringe benefit taxes the issuer paid on their applicable equity awards. Beginning in January 2008, the Company amended its equity award agreements for future grants made to its employees in India to provide for the Company to be reimbursed for fringe benefit taxes paid in relation to applicable equity awards. The Company has elected to use a Black-Scholes-Merton option-pricing model that incorporates a Monte Carlo simulation to calculate the fair value of stock-based awards issued under the amended equity award agreements. The assumptions used in this valuation are included below.
The assumptions used and the resulting estimates of fair value or weighted-average fair value per share of awards granted and employee stock purchases under the Purchase Plan during those periods were:

	Three Months Ended March 31,
	2008	2007
Employee Stock Options:
Volatility factor	46% - 48%	38% - 40%
Risk-free interest rate	1.9% - 4.4%	4.5% - 4.8%
Expected life (years)	3.6 – 5.7	3.7
Dividend yield	—	—
Fair value per share	$9.1-$10.9	$6.4-$7.2

Employee Stock Purchase Plan:
Volatility factor	48%	—
Risk-free interest rate	2.2%	—
Expected life (years)	0.5	—
Dividend yield	—	—
Weighted-average fair value per share	$7.8	$—
Note 7. Segments
The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. Beginning in the first quarter of 2008, the Company realigned its organizational structure to include its Service business as a component of the related Infrastructure or SLT business groups. Accordingly, the previously reported Service segment has been combined into the Company’s two reportable segments as follows: Infrastructure and SLT. The Infrastructure segment includes products from the E-, M-, MX-, and T-series router product families, EX-series switch products, as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”) systems and appliances, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention appliances (“IDP”), the J-series router product family and wide area network (“WAN”) optimization platforms.

The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. In the three months ended March 31, 2008, the CODM did not allocate certain miscellaneous expenses to its segments even though such expenses were included in the Company’s management operating income.
For arrangements with both Infrastructure and SLT products and services, revenue is attributed to the segment based on the underlying purchase order, contract or sell-through report. Direct costs and operating expenses, such as standard costs, research and development and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each segment based on factors including headcount, usage and revenue. The CODM does not allocate stock-based compensation, amortization, impairment, gain or loss on minority equity investments, interest income and expense, other income and expense, income taxes, as well as certain other charges to segments.
Further changes to this organizational structure may result in changes to the segments disclosed. The Company has restated the previously reported segment revenues and segment operating results to reflect the changes in its segments. Financial information for each segment used by the CODM to make financial decisions and allocate resources is summarized as follows (in millions):

	Three Months Ended March 31,
	2008 (2)	2007 (1)
Net revenues:
Infrastructure:
Product	$528.6	$385.2
Service	93.2	75.5

Total Infrastructure revenues	621.8	460.7
Service Layer Technologies:
Product	145.6	124.5
Service	55.5	41.7

Total Service Layer Technologies revenues	201.1	166.2

Total net revenues	822.9	626.9

Operating income:
Infrastructure	191.5	125.9
Service Layer Technologies	6.2	(2.8)

Total segment operating income	197.7	123.1
Other corporate (3)	(4.7)	—

Total management operating income	193.0	123.1
Amortization of purchased intangible assets	(26.5)	(24.1)
Stock-based compensation and related payroll tax expense	(23.8)	(25.9)
Other charges, net	—	(12.6)

Total operating income	142.7	60.5
Interest and other income, net	17.6	32.9

Income before income taxes	$160.3	$93.4

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Subsequent to its earnings release call on April 24, 2008, the Company adjusted its previously reported segment profitability for the three months ended March 31, 2008 which resulted in a $3.0 million increase in the SLT operating income and a corresponding decrease in the Infrastructure operating income.

(3)	Other corporate expense represents miscellaneous expenses that have not been allocated to segment operating results.

Depreciation expense allocated to the Infrastructure segment and the SLT segment was $20.2 million and $8.7 million, respectively, in the three months ended March 31, 2008, and $15.6 million and $6.6 million, respectively, in the three months ended March 31, 2007.
The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2008	2007
Americas:
United States	$388.1	$279.5
Other	29.9	15.9

Total Americas	418.0	295.4
Europe, Middle East and Africa	240.1	209.4
Asia Pacific	164.8	122.1

Total	$822.9	$626.9

No single customer accounted for 10.0% or more of the Company’s net revenues for the three months ended March 31, 2008. Siemens and Verizon individually accounted for 11.6% and 16.2% of the Company’s net revenues for the three months ended March 31, 2007, respectively. The revenue attributed to each significant customer was derived from the sale of products and services in both segments.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of March 31, 2008 and December 31, 2007. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 8. Income Taxes
The Company recorded tax provisions of $49.9 million and $26.8 million for the three months ended March 31, 2008 and 2007, or effective tax rates of 31% and 29%, respectively. The effective tax rate for the three months ended March 31, 2008 differs from the federal statutory rate of 35% and the rate for the same period in 2007 primarily due to earnings in foreign jurisdictions which are subject to lower rates and a reduced benefit from tax credits due to the expiration of the federal R&D credit law at December 31, 2007. The Company’s income taxes payable for federal and state purposes were reduced by the tax benefit from employee stock option transactions. This benefit totaled $4.5 million for the three months ended March 31, 2008 and was reflected as an increase to additional paid-in capital.
The Company is currently under examination by the Internal Revenue Service (IRS) for the 2004 tax year and by the German tax authorities for the 2005 tax year. Additionally, the Company has not reached final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company was not under examination by any other major jurisdictions in which the Company files its income tax returns as of March 31, 2008.
The gross unrecognized tax benefits increased by approximately $3.9 million for the three months ended March 31, 2008, of which $3.4 million, if recognized, would affect the effective tax rate. Interest and penalties accrued for the same period were immaterial.
Note 9. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of March 31, 2008 (in millions):

	Total	2008	2009	2010	2011	2012	Thereafter	Other
Operating leases	$235.6	$52.8	$44.8	$40.9	$36.1	$30.1	$30.9	$—
Sublease rental income	(2.9)	(1.5)	(0.8)	(0.6)	—	—	—	—
Senior Notes	399.4	399.4	—	—	—	—	—	—
Purchase commitments	139.5	139.5	—	—	—	—	—	—
Tax liabilities	63.7	—	—	—	—	—	—	63.7
Other contractual obligations	48.2	25.7	19.0	3.5	—	—	—	—

Total	$883.5	$615.9	$63.0	$43.8	$36.1	$30.1	$30.9	$63.7

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in 2017. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $232.7 million as of March 31, 2008. Rent expense for the three months ended March 31, 2008 and 2007 was $14.2 million and $10.7 million, respectively.
Senior Notes
As of March 31, 2008, the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes”) had a carrying value of $399.4 million. The Senior Notes are due on June 15, 2008.
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of March 31, 2008, there were NCNR component orders placed by the contract manufacturers with a value of $139.5 million. The contract manufacturers use the components to build products based on the Company’s forecasts and on purchase orders the Company has received from customers. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of March 31, 2008, the Company had accrued $24.1 million based on its estimate of such charges.
Tax Liabilities
As of March 31, 2008, the company had $63.7 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
Other Contractual Obligations
As of March 31, 2008, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million and bonus accrual of $0.7 million in connection with past acquisitions, a software subscription requiring payments of $5.0 million in January 2009, and a joint development agreement requiring quarterly payments of $3.5 million through January 2010. Additionally, in the first quarter of 2008, the Company entered into an $11.1 million consulting project for its customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems requiring payments of $5.0 million in the second quarter of 2008. As of March 31, 2008, $8.8 million remained unpaid under this consulting agreement.
Guarantees
The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credits for certain lease facilities. The Company has not recorded a liability related to these guarantee and indemnification provisions and these guarantees and indemnification arrangements have not had any significant impact on the Company’s financial position, results of operations, or cash flows.
Legal Proceedings
The Company is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable. Although the Company does not expect that any such legal claims or litigation will ultimately have a material adverse effect on its consolidated financial position, results of operations or cash flows, an adverse result in one or more matters could negatively affect the Company’s results in the period in which they occur.

Federal Derivative Lawsuits
Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The lawsuits allege that the Company’s officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserts causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demands an accounting and rescission of allegedly improper stock option grants. The Company formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interest of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle, or release such claims.
State Derivative Lawsuits — California
On May 24 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options. The Company formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interest of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle, or release such claims.
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001 through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008 the Court issued an order granting in part and denying in part the defendants’ motion to dismiss. The order dismissed with prejudice plaintiffs’ section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend plaintiffs’ section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs’ remaining claims. The order gave plaintiffs until May 1, 2008 to file an amended complaint. Plaintiffs chose not to amend their complaint. Defendants’ deadline for responding to the operative complaint is June 16, 2008.
Calamore Proxy Statement Action
On March 28, 2007 an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff filed an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. Plaintiff filed her opposition on December 21, 2007 and defendants filed their reply on January 25, 2008. A hearing was held on February 11, 2008. The Court has not yet issued a ruling.
IPO Allocation Case
In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), Juniper Networks and certain of Juniper Networks’ officers. This action was brought on behalf of purchasers of the Company’s common stock in its initial public offering in June 1999 and the Company’s secondary offering in September 1999.
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
In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints in the six test cases.
16(b) Demand
On October 3, 2007, a purported Juniper Networks shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-015777, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.
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
In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. The Company has not yet received any NOPAs related to these audits.

Note 10. Related Party Transactions
The Company reimburses its CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. The Company incurred an immaterial amount and $0.1 million in related expenses in the three months ended March 31, 2008 and 2007, respectively.
Note 11. Subsequent Event
     Stock Repurchases
Subsequent to March 31, 2008 through the filing of this report, the Company repurchased 0.6 million shares of its common stock, for $15.8 million at an average purchase price of $27.96 per share, under its 2008 Stock Repurchase Program. As of the report filing date, the Company’s 2008 Stock Repurchase Program had remaining authorized funds of $984.2 million. Purchases under the Company’s stock repurchase programs are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.
The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Overview of the Results of Operations
Executive Overview
To aid readers of our financial statements in understanding our operating results, we have provided below an executive overview of the significant events that affected the most recent quarter and a discussion of the nature of our operating expenses.

	Total	Segments
(In millions, except per share amounts and percentages)	Consolidated	Infrastructure	SLT
Net revenues	$822.9	$621.8	$201.1
Year-over-year net revenues increase	31%	35%	21%
Segment operating income	$197.7	$191.5	$6.2
Year-over-year segment operating income increase	61%	52%	321%
Operating income	$142.7
Year-over-year operating income increase	136%
Net income	$110.4
Year-over-year net income increase	66%
Net income per share:
Basic	$0.21
Diluted	$0.20
•	Net revenues: Net revenues were $822.9 million for the three months ended March 31, 2008, an increase of 31% from the same period in 2007. We experienced growth in both Infrastructure and Service Layer Technologies (“SLT”) revenues, which represented 75.6% and 24.4% of net revenues, respectively. Our Infrastructure revenues increased 35% and SLT revenues increased 21%, in each case compared to the same period in 2007. Our increases in Infrastructure revenues were attributable to the growing acceptance of our router products and services, including our T-, MX- and M-series product families, in the service provider and content provider markets. We also experienced growth in our SLT products and services, including firewall virtual private network (“Firewall”) product families, in the enterprise and service provider markets.

•	Operating Margin: Operating income increased $82.2 million, or 136% to $142.7 million in the three months ended March 31, 2008 compared to the same period in 2007. Operating margin percentage was 17.3% for the three months ended March 31, 2008 as compared to 9.6% from the same period in 2007. This change was, in large part, due to the mix of products sold, particularly the T- and M-series products, and the decrease in operating expenses as a percentage of net revenues in the first quarter of 2008 compared to the same period in the prior year.

•	Net Income and Net Income Per Share: Net income was $110.4 million, or $0.20 per share on a diluted basis in the three months ended March 31, 2008 compared to $66.6 million, or $0.11 per share on a diluted basis from the same period in 2007. The increase was primarily due to the revenue growth and an increase in operating margin.

•	Other Financial Highlights: Deferred product revenue increased $16.1 million in the three months ended March 31, 2008 primarily due to the deferral of an ongoing edge router build out for one of our service provider customers. Our deferred service revenue increased $36.5 million in the three months ended March 31, 2008 primarily due to the renewal of annual maintenance arrangements. During the three months ended March 31, 2008, we generated $321.3 million in cash from our operations and investing activities, partially offset by cash used in financing activities due to the repurchase of $53.1 million of our common stock.
Significant Events
Business and Market Environment
We design, develop and sell products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single Internet Protocol (“IP”)-based network. We serve the high-performance networking requirements of global service providers, enterprises, governments and research and education institutions that view the network as critical to their success. High-performance networking is designed to provide fast, reliable and secure access to applications and services. We offer a high-performance network infrastructure that includes best-in-class IP routing, Ethernet switching, security and application acceleration solutions, as well as partnerships designed to extend the value of the network and worldwide services and support designed to optimize customer investments.
In the first quarter of 2008, we continued to deliver innovative, high-performance network infrastructure solutions. For the service provider market, we announced an advanced mobile IP/MPLS solution portfolio with the new BX 7000 multi-access gateway router for the cell site, M-series circuit emulation physical interface cards for the aggregation site and a suite of software features designed to simplify deployment, provisioning and management of mobile backhaul networks. We also introduced the JCS 1200, a high-performance control plane scaling platform. For the enterprise market we introduced the EX-series, a family of Ethernet switches that leverage the operational simplicity and carrier-class reliability of our JUNOS software. We also announced the integration of services, including Firewall and chassis clustering into JUNOS software for implementation on the J-series services router and the Security Threat Response Manager (“STRM”), a platform capable of providing businesses with a centralized scalable and effective way to log and manage a rapidly evolving threat landscape.
Changes to Segments
Beginning in the first quarter 2008, we realigned our reporting structure which resulted in two segments: Infrastructure and Service Layer Technologies (“SLT”). The previously reported Service segment has been combined into the following two segments.
•	Infrastructure: Our Infrastructure segment includes products and services related to the E-, M-, MX- and T- series router product families, EX-series switching products, as well as the circuit-to-packet products.

•	SLT: Our SLT segment consists primarily of products and services related to our Firewall systems and appliances, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention appliances (“IDP”), the J-series router product family and wide area network (“WAN”) optimization platforms.

For the first quarter of 2008, our Infrastructure and SLT segments represented 75.6% and 24.4% of net revenues, respectively. From a geographic perspective, the Americas region represented 50.8% of the total revenues, Europe, Middle East and Africa (“EMEA”) contributed 29.2% and the remaining 20.0% was generated in the Asia Pacific (“APAC”) region.
Stock Repurchase Activity
During the three months ended March 31, 2008, we repurchased approximately 2.2 million shares of common stock via open market purchases at an average price of $24.61 per share as part of our $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”). The total purchase price of $53.1 million for these shares was reflected as an increase to accumulated deficit. As of the filing of this report, we have repurchased and retired approximately 71.6 million common shares under the 2006 Stock Repurchase Program at an average price of $23.41 per share and the program had remaining authorized funds of $323.8 million.
In March 2008, our Board of Directors approved a new stock repurchase program (the “2008 Stock Repurchase Program”) which enables us to purchase up to $1.0 billion of our common stock. This new program is in addition to the 2006 Stock Repurchase Program. There were no repurchases during the three months ended March 31, 2008 under this program. Subsequent to March 31, 2008 through the filing of this report, we have repurchased and retired approximately 0.6 million common shares under the 2008 Stock Repurchase Program at an average price of $27.96 per share and the program had remaining authorized funds of $984.2 million as of the report filing date.
Share repurchases under our stock repurchase programs will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
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
Manufacturing
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
Until 2006, our products were produced by our contract manufacturers primarily in the United States and Canada. In recent years, an increasing amount of our product has been manufactured in Asia, and we anticipate that a larger percentage of our products will be produced outside the United States and Canada in the future. Our contracts generally provide for passage of title and risk of loss at the designated point of shipment to the customer. The manufacturing of products in Asia for shipment to customers in EMEA and the Americas resulted in additional shipment logistics, freight and timing issues for us and those customers. In an ongoing effort to balance our and the customers’ needs, we have made changes on occasion to the payment of freight and the point of shipment with respect to products shipped from Asia. These changes impact shipping costs and the timing of revenue recognition of the affected shipments.
We have employees in our manufacturing and operations organization who manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality.

Nature of Expenses
Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. These costs include items such as wages, commissions, bonuses, vacation, benefits, stock-based compensation, and travel. We increased our headcount to 6,111 employees as of March 31, 2008 from 5,099 employees as of March 31, 2007 primarily due to increases in research and development, sales and customer service activities.
Stock-based compensation and related payroll tax expense was $23.8 million and $25.9 million in the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, approximately $204 million of total unrecognized stock-based compensation cost related to stock options was expected to be recognized over a weighted-average period of approximately 3.0 years. Approximately $55.0 million of the total unrecognized compensation cost is estimated to be forfeited prior to the vesting of such awards. In addition, approximately $123.1 million of total unrecognized stock-based compensation cost related to RSUs and performance share awards was expected to be recognized over a weighted-average period of approximately 2.7 years. Approximately $37.7 million of such total unrecognized compensation cost was estimated to be forfeited prior to the vesting of such awards.
Facility and information technology departmental costs are allocated to other departments based on usage or headcount. Facility and information technology related cost increased by $20.1 million in the three months ended March 31, 2008 compared to the same period in 2007 due to an increase in headcount and the continued build-out of our domestic and international development and test centers and applications to support our internal operations. Facility and information technology related headcount was 234 as of March 31, 2008, compared to 200 as of March 31, 2007. We expect to further invest in our company-wide information technology infrastructure as we implement our operational excellence initiatives.
Although our revenue transactions are primarily denominated in U.S. dollars, operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Changes in related currency exchange rates may affect our operating results. Periodically, we used foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction is subsequently reclassified into the condensed consolidated statements of operations line item to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in other income (expense) on our condensed consolidated statements of operations. The increase in operating expenses including research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuation, was approximately 3% in the first quarter of 2008 compared with the same period in 2007.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the financial statements and the reported amounts of net revenues, costs and expenses in the reporting period. We regularly evaluate our estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future operating results will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements:
•	Revenue Recognition;

•	Contract Manufacturer Liabilities;

•	Warranty Reserve;

•	Goodwill and Purchased Intangible Assets;

•	Stock-Based Compensation;

•	Income Taxes; and

•	Loss Contingencies.
Fair Value Accounting
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective beginning on January 1, 2008. We evaluated our existing financial instruments and elected not to adopt the fair value option on our financial instruments. As a result, SFAS 159 did not have any impact on our financial condition or results of operations as of and for the three months ended March 31, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future which may have a significant impact on our operating results.
Management believes that there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
See Note 1 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Net Revenues
The following table shows product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2008	2007	$ Change	%Change
Net revenues:
Product	$674.2	$509.8	$164.4	32%
Percentage of net revenues	81.9%	81.3%
Service	148.7	117.1	31.6	27%
Percentage of net revenues	18.1%	18.7%

Total net revenues	$822.9	$626.9	$196.0	31%

Our total net revenues increase was driven by both higher product and service revenue. Our net revenues increased $196.0 million or 31% to $822.9 million in the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of increased activity in both Infrastructure and SLT product and service sales to both the service provider and enterprise markets. In particular we had success in selling our Infrastructure products to service providers who are adopting next generation networking (“NGN”) IP networks, which are designed for higher capacity and efficiency to help reduce total operating costs and to be able to offer multiple services over a single network. In addition, we had a number of new product releases and expanded into emerging markets in prior years that contributed to the increase for the three months ended March 31, 2008.

The following table shows net segment revenues and net segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended March 31,
	2008	2007	$ Change	%Change
Net Segment revenues:
Infrastructure product revenue	$528.6	$385.2	$143.4	37%
Percentage of net revenues	64.3%	61.5%
Infrastructure service revenue	93.2	75.5	17.7	23%
Percentage of net revenues	11.3%	12.0%

Total Infrastructure segment revenues (1)	$621.8	$460.7	$161.1	35%

Percentage of net revenues	75.6%	73.5%

SLT product revenue	145.6	124.5	21.1	17%
Percentage of net revenues	17.7%	19.9%
SLT service revenue	55.5	41.7	13.8	33%
Percentage of net revenues	6.7%	6.6%

Total SLT segment revenues (1)	$201.1	$166.2	$34.9	21%

Percentage of net revenues	24.4%	26.5%

Total net revenues	$822.9	$626.9	$196.0	31%

(1)	Prior period information has been revised for comparative purposes.
Infrastructure Segment Revenues
          Product
Infrastructure product revenue accounted for 64.3% of total net revenues and increased $143.4 million, or 37%, to $528.6 million in first three months of 2008, compared to the same period in 2007. The increase was primarily attributable to revenue growth from our T-, MX-, and M-series product families and to a lesser extent our E320 product driven by our service provider customers’ continued build out of networks as their bandwidth requirement increased. Other E-series product revenue decreased in the first quarter of 2008 as a result of revenue deferrals in the quarter compared to revenue recognized in first quarter of 2007 for prior year shipments. From a geographical perspective, we experienced strength in the Americas and APAC regions and to a lesser extent in EMEA.
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

	Three Months Ended March 31,
	2008	2007	Unit Change	% Change
Infrastructure chassis revenue units	3,005	2,487	518	21%
Infrastructure ports shipped	78,649	41,607	37,042	89%
Chassis revenue units increased by 21% in the first quarter of 2008 compared to the same period a year ago primarily due to the increase in revenue from our T-, MX-, and M-series products. Port shipment units increased significantly compared to a year ago driven primarily by the increase in the overall number of chassis revenue units during the first quarter of 2008.
          Service
Infrastructure service revenue accounted for 11.3% of total net revenues and increased $17.7 million, or 23%, to $93.2 million in the first three months of 2008, compared to the same period in 2007. The increase was primarily due to an increase in our installed base of equipment being serviced. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support service. We also experienced increased professional service revenue due to consulting projects.

SLT Segment Revenues
          Product
SLT product revenue accounted for 17.7% of total net revenues and increased $21.1 million, or 17%, to $145.6 million in the first three months of 2008, compared to the same period in 2007. We experienced increases in revenues from Firewall products, which include branch Firewall products as well as high-end Firewall products, and to a lesser extent, increases in revenue from WAN optimization, SSL and J-series products in the first quarter of 2008 compared to the same period a year ago. The integrated systems introduced prior to 2007, such as the ISG and SSG firewall products, gained further traction in the market place with revenue in the quarter from these product lines growing in the quarter compared to same period in 2007. Further, we benefited from our cross-selling efforts to service providers. We experienced revenue increases in the EMEA, APAC and Americas regions.
In January 2008, we announced a plan to phase out our DX product line. These products will be supported until 2013. We do not expect this plan to have a material impact on our condensed consolidated results of operations, cash flows, and financial condition.
The following table shows SLT revenue units recognized:

	Three Months Ended March 31,
	2008	2007	Unit Change	% Change
Service Layer Technologies revenue units	59,280	56,260	3,020	5%
SLT revenue units increased by 5% in the first quarter of 2008 compared to a growth of 17% in SLT product revenue which was primarily due to the product mix that favored higher priced products in the 2008 period as compared to a year ago.
          Service
SLT service revenue accounted for 6.7% of total net revenues and increased $13.8 million, or 33%, to $55.5 million in the first three months of 2008, compared to the same period in 2007. The increase was primarily due to an increase in our installed base of equipment being serviced. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support service.
Net Revenues by Geographic Region
The following table shows the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Americas:
United States	$388.1	$279.5	$108.6	39%
Other	29.9	15.9	14.0	88%

Total Americas	418.0	295.4	122.6	42%
Percentage of net revenues	50.8%	47.1%
Europe, Middle East, and Africa	240.1	209.4	30.7	15%
Percentage of net revenues	29.2%	33.4%
Asia Pacific	164.8	122.1	42.7	35%
Percentage of net revenues	20.0%	19.5%

Total	$822.9	$626.9	$196.0	31%

Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenues in the first three months of 2008 compared to the same period in 2007 primarily due to increased sales of our core routers to the service provider market in the United States as our customers continued to focus on increasing network performance, reliability and scale, slightly offset by some softness in sales to federal government customers. Net revenues in EMEA increased in the first three months of 2008 compared to the same period in 2007 primarily due to revenue growth in multiple countries driven by service provider network build-outs as a result of bandwidth demand. Net revenue in EMEA as a percentage of total net revenue decreased in the 2008 period compared to the 2007 period due to relative strength of the Americas and APAC regions. Net revenues in APAC increased, in absolute dollars and as a percentage of net revenues, in the first three months of 2008 compared to the same period in 2007 primarily due to strength in

China, Japan and Malaysia driven by bandwidth demand as well as driven by our customers’ deployment of routing platforms for their next-generation network.
No single customer accounted for greater than 10% of our net revenues during the three months ended March 31, 2008. Siemens and Verizon each accounted for greater than 10% of our net revenues during the same period in 2007.
Cost of Revenues
The following table shows cost of product and service revenues and the related gross margin percentages (in millions, except percentages):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Cost of revenues:
Product	$191.8	$154.9	$36.9	24%
Gross margin as a percentage of product revenues	71.6%	69.6%
Service	73.0	57.2	15.8	28%
Gross margin as a percentage of service revenues	50.9%	51.2%

Total cost of revenues	$264.8	$212.1	$52.7	25%

Gross margin as a percentage of net revenues	67.8%	66.2%
Cost of product revenues increased $36.9 million in the three months ended March 31, 2008 compared to the same period in 2007, while product gross margin increased by two percentage points in the 2008 period compared to the first quarter of 2007. The increase in absolute dollars was primarily due to higher product costs corresponding to our increases in product revenues.
The increase in product gross margin and product gross margin percentage in the three months ended March 31, 2008 compared to the year ago period primarily due to improved margin from Infrastructure products as a result of favorable product mix driven by revenue from higher margin chassis and port units. We experienced a favorable product mix and derived a larger portion of revenues from richly configured T- and M-series router products as well as revenues from high-margin port shipments, which are add-on components to the chassis routers. The increases in chassis units and port shipments were driven by bandwidth demand as customers are seeking to expand capabilities in their networks and to offer differentiating feature-rich multi-play services that allow them to generate new revenue sources.
The gross margin improvement attributable to these Infrastructure products was partially offset by a slight decrease in our SLT product gross margin in the first quarter of 2008, compared to the same 2007 period. The decrease in SLT product gross margin was primarily due to product mix, particularly from an increase in the mix of lower margin branch Firewall and J-series products in the 2008 period. In addition, higher manufacturing costs associated with newer and more complex products also impacted SLT gross margins. The higher manufacturing costs were partially offset as we realized the benefit of our cost-reduction efforts of moving more manufacturing to lower cost regions.
As of March 31, 2008 and 2007, we employed 198 and 161 people, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
Cost of service revenues increased $15.8 million in the three months ended March 31, 2008 from the comparable period in 2007 while service gross margin slightly decreased in the 2008 period. The increase in cost of service revenues and the slight decrease in service gross margin were commensurate with the growth in revenue and our continuing effort to create a world-class customer service operation and the timing of our spares components purchases. Personnel related charges, consisting of salaries, bonus, fringe benefits expenses and stock-based compensation, increased $5.8 million due to an increase in headcount, from 642 to 766 people, in the customer service organization to support growth in service revenues. Additionally, facilities and information technology expenses related to cost of service revenues increased in connection with the growth of service business as a portion of our overall operations.

Operating Expenses
The following table shows operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Research and development	$170.7	$141.1	$29.6	21%
Sales and marketing	186.0	150.6	35.4	23%
General and administrative	33.6	27.3	6.3	23%
Amortization of purchased intangible assets	25.1	22.7	2.4	11%
Other charges, net	—	12.6	(12.6)	(100%)

Total operating expenses	$415.4	$354.3	$61.1	17%

Operating income	$142.7	$60.5	$82.2	136%

The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended
	March 31,
	2008	2007
Research and development	20.7%	22.5%
Sales and marketing	22.6%	24.0%
General and administrative	4.1%	4.4%
Amortization of purchased intangible assets	3.1%	3.6%
Other charges, net	—	2.0%

Total operating expenses	50.5%	56.5%

Operating income	17.3%	9.6%

Research and development expenses increased $29.6 million, or 21%, in the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. Research and development expenses primarily consist of personnel related expenses and new product testing costs. Personnel related charges, consisting of salaries, bonus, fringe benefits expenses and stock-based compensation, increased $16.0 million due to an increase in headcount, from 2,210 to 2,692 people in the engineering organization to support product innovation intended to capture anticipated future network infrastructure growth and opportunities. Additionally, facilities and information technology expenses related to research and development expenses increased to support these engineering efforts.
Sales and marketing expenses increased $35.4 million, or 23%, in the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to increases in personnel related expenses and marketing expenses. Personnel related charges, consisting of salaries, commissions, bonus, fringe benefits and stock-based compensation expenses increased $14.8 million due to an increase in headcount from 1,633 to 1,919 people in our worldwide sales and marketing organizations. Included in the personnel charges was an increase in commission expense of $3.2 million for the three months ended March 31, 2008 compared to the same period in 2007 due to our higher net revenues. We also increased our investment in corporate and channel marketing efforts from the prior year. As our sales force grew, we also increased facilities and information technology expense related to the sales and marketing organizations in the three months ended March 31, 2008 compared to the same 2007 period.
General and administrative expenses increased $6.3 million, or 23%, in the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to an increase in personnel related expenses and outside professional services. Personnel related charges, consisting of salaries, bonus, fringe benefits and stock-based compensation expenses increased $1.5 million in the three months ended March 31, 2008 compared to same 2007 period due to an increase in headcount in our worldwide general and administrative functions from 253 to 302 people to support the overall growth of the business. Outside professional service fees increased $2.2 million in the 2008 period compared to the same 2007 period as a result of increased legal fees and increased accounting and tax fees. Additionally, facilities and information technology related to general and administrative expenses increased to support our growing business.
Research and development, sales and marketing and general and administrative expenses each decreased as a percentage of net revenues primarily due to our focused execution and cost control initiatives.

Amortization of purchased intangible assets increased $2.4 million due to the inclusion of an impairment charge of $5.0 million as a result of the phase out of our DX products partially offset by a decrease in amortization expense as certain purchased intangible assets reached the end of the amortization period throughout 2007.
Other charges, net, decreased $12.6 million primarily due to the absence of charges in the three months ended March 31, 2008 that were incurred in the same period a year ago. See Note 4 – Other Financial Information under “Other Charges, Net” in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q, which is incorporated herein by reference.
Interest and Other Income, Net, and Income Tax Provision
The following table shows net interest and other income and income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Interest and other income, net	$17.6	$32.9	$(15.3)	(47%)
Percentage of net revenues	2.1%	5.2%
Income tax provision	49.9	26.8	23.1	86%
Percentage of net revenues	6.1%	4.3%
Interest and other income, net decreased by $15.3 million in the three months ended March 31, 2008 compared to the same period in 2007 as a result of lower interest rates in the 2008 period as compared to a year ago.
We recorded tax provisions of $49.9 million and $26.8 million for the three months ended March 31, 2008 and 2007, or effective tax rates of 31% and 29%, respectively. The effective tax rate for the three months ended March 31, 2008 differs from the federal statutory rate of 35% and the rate for the same period in 2007 primarily due to earnings in foreign jurisdictions which are subject to lower rates and a reduced benefit from tax credits due to the expiration of the federal R&D credit law at December 31, 2007. Our income taxes payable for federal and state purposes was reduced by the tax benefit from employee stock option transactions. This benefit totaled $4.5 million for the three months ended March 31, 2008 and was reflected as an increase to additional paid-in capital.
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

Segment Information
A description of the products and services for each segment can be found in Note 7 to the accompanying unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2008 (2)	2007 (1)	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$528.6	$385.2	$143.4	37%
Service	93.2	75.5	17.7	23%

Total Infrastructure revenues	621.8	460.7	161.1	35%

Service Layer Technologies:
Product	145.6	124.5	21.1	17%
Service	55.5	41.7	13.8	33%

Total Service Layer Technologies revenues	201.1	166.2	34.9	21%

Total net revenues	822.9	626.9	196.0	31%

Operating income:
Infrastructure	191.5	125.9	65.6	52%
Service Layer Technologies	6.2	(2.8)	9.0	321%

Total segment operating income	197.7	123.1	74.6	61%
Other corporate (3)	(4.7)	—	(4.7)	N/M (4)

Total management operating income	193.0	123.1	69.9	57%
Amortization of purchased intangible assets	(26.5)	(24.1)	(2.4)	(10%)
Stock-based compensation and related payroll tax expense	(23.8)	(25.9)	2.1	8%
Other charges, net	—	(12.6)	12.6	100%

Total operating income	142.7	60.5	82.2	136%
Interest and other income, net	17.6	32.9	(15.3)	(47%)

Income before income taxes	$160.3	$93.4	$66.9	72%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Subsequent to our earnings release call on April 24, 2008, we adjusted our previously reported segment profitability for the three months ended March 31, 2008 which resulted in a $3.0 million increase in the SLT operating income and a corresponding decrease in the Infrastructure operating income.

(3)	Other corporate expense represents miscellaneous expenses that have not been allocated to segment operating results.

(4)	Not Meaningful.

The following table shows financial information for each segment as a percentage of total net revenues:

	Three Months Ended
	March 31,
	2008 (2)	2007 (1)
Net Revenues:
Infrastructure:
Product	64.3%	61.5%
Service	11.3%	12.0%

Total Infrastructure revenues	75.6%	73.5%
Service Layer Technologies:
Product	17.7%	19.9%
Service	6.7%	6.6%

Total Service Layer Technologies revenues	24.4%	26.5%
Total net revenues	100%	100.0%

Operating income:
Infrastructure	23.3%	20.0%
Service Layer Technologies	0.8%	(0.4%)

Total segment operating income	24.1%	19.6%
Other corporate (3)	(0.6%)	—

Total management operating income	23.5%	19.6%
Amortization of purchased intangible assets	(3.2%)	(3.9%)
Stock-based compensation and related payroll tax expense	(3.0%)	(4.1%)
Other charges, net	—	(2.0%)

Total operating income	17.3%	9.6%
Interest and other income, net	2.1%	5.2%

Income before income taxes	19.4%	14.8%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Subsequent to our earnings release call on April 24, 2008, we adjusted our previously reported segment profitability for the three months ended March 31, 2008 which resulted in a $3.0 million increase in the SLT operating income and a corresponding decrease in the Infrastructure operating income.

(3)	Other corporate expense represents miscellaneous expenses that have not been allocated to segment operating results.
Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Net Revenues.”
Infrastructure management operating income increased $65.6 million, or 52%, in the three months ended March 31, 2008 to $191.5 million compared to the same period in 2007 due to revenue growth outpacing expense growth. Infrastructure product gross margin percentages improved in the three months ended March 31, 2008 as compared to the same period in 2007. We experienced a favorable product mix and derived a larger portion of revenues from richly configured high-end T-series and M-series router products as well as high-margin port shipments, which are add-on components to the chassis routers. The increases in chassis units and port shipments were driven by bandwidth demand as customers sought to expand capabilities in their networks and to offer differentiating feature-rich multi-play services that allow them to generate new revenue sources.
Our increase in Infrastructure segment gross margin in the three months ended March 31, 2008 compared to a year ago was partially offset by our continued investments in research and development efforts as we sought to continue our innovation of products and expand our Infrastructure product portfolio. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the Infrastructure segment generally based upon usage, headcount and revenue. Our sales and marketing expenses decreased slightly as a percentage of Infrastructure revenues but increased in absolute dollars as we increased our efforts to reach enterprise and service provider customers. We will continue to make investments to expand our product features and functionality based upon the trends in the market place.
SLT Segment
An analysis of the change in revenue for the SLT segment, and the change in units, can be found above in the section titled “Net Revenues.”
SLT management operating income increased by $9.0 million, or 321%, in the three months ended March 31, 2008 to $6.2 million compared to the same period in 2007 primarily due to revenue growth outpacing increases in SLT expenses. SLT product gross margin percentage decreased slightly in the three months ended March 31, 2008 compared to prior year period, primarily due to product mix, particularly from an increase in the mix of lower margin branch Firewall and J-series products in 2008, however gross margin increased in absolute dollars compared to the prior year period. Research and development related costs increased in absolute dollars but decreased as a percentage of SLT revenues in the first quarter of 2008 compared to the same 2007 period primarily due to cost control initiatives that resulted in revenue growing faster than research and development expenses. Additionally, sales and marketing as well as general and administrative expenses as a percentage of SLT revenues decreased primarily attributable to our focused execution. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on usage, headcount and revenue. We generally experienced seasonality and fluctuations in the demand for our SLT products, which may result in greater variations in our quarterly revenue.
Amortization of Purchased Intangible Assets, Stock-Based Compensation and Related Payroll Tax Expense, Other Charges, Net, and Interest and Other Income, Net.
See “Nature of Expenses” and “Operating Expenses” for further discussion.
Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess operating results:

	Three Months Ended March 31,
	2008	2007
Days sales outstanding (DSO)(a)	40	37
Book-to-bill ratio(b)	>1	>1

(a)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days.

(b)	Book-to-bill ratio represents the ratio of product bookings divided by product revenues during the respective period.

Liquidity and Capital Resources
Overview
We have funded our business by issuing securities and through our operating activities. The following table shows our capital resources (in millions, except percentages):

	March 31,	December 31,
	2008	2007	$ Change	% Change
Working capital	$1,365.0	$1,175.3	$189.7	16%

Cash and cash equivalents	$2,037.4	$1,716.1	$321.3	19%
Short-term investments	146.8	240.4	(93.6)	(39%)
Long-term investments	42.9	59.3	(16.4)	(28%)

Total cash, cash equivalents and available-for-sale investments	$2,227.1	$2,015.8	$211.3	10%

The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities and short-term deferred revenue. Working capital increased primarily due to an increase in cash and cash equivalents balance due to cash generated from operations and the maturity or sale of our available-for-sale investments.
During the three months ended March 31, 2008, we repurchased approximately 2.2 million shares of common stock via open market purchases at an average price of $24.61 per share as part of our $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”). The total purchase price of $53.1 million for these shares was reflected as an increase to accumulated deficit. All common shares repurchased under this program have been retired. As of the filing of this report, we have repurchased and retired approximately 71.6 million common shares under the 2006 Stock Repurchase Program at an average price of $23.41 per share and the program had remaining authorized funds of $323.8 million.
In March 2008, our Board of Directors approved a new stock repurchase program (the “2008 Stock Repurchase Program”) which enables us to purchase up to $1.0 billion of our common stock. This new program is in addition to the 2006 Stock Repurchase Program. There were no purchases during the three months ended March 31, 2008 under this program. Subsequent to March 31, 2008 through the filing of this report, we have repurchased and retired approximately 0.6 million common shares under the 2008 Stock Repurchase Program at an average price of $27.96 per share and the program had remaining authorized funds of $984.2 million as of the report filing date.
Share repurchases under our stock repurchase programs will be subject to a review of the circumstances in existence at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations as well as cash generated from the exercise of employee stock options and purchase under our employee stock purchase plan will be sufficient to fund our operations, repayment of outstanding debt, and growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments and other liquidity requirements associated with our existing operations during the same period.
However, our future capital requirements may vary materially from those now planned depending on many factors, including:
•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditure and research and development plans;

•	the market acceptance of our products;

•	repurchases of our common stock;

•	issuance and repayment of debt;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to our future restructuring plans, if any;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our equity incentive plans; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of international conflicts and related uncertainties.
Cash Requirements and Contractual Obligations
Our principal commitments primarily consist of obligations outstanding under the Zero Coupon Convertible Senior Notes due June 15, 2008 (“Senior Notes”), operating leases, purchase commitments, tax liabilities and other contractual obligations.
Our principal commitment as of March 31, 2008 was our outstanding Senior Notes due June 15, 2008. The Senior Notes were issued in June 2003 and are senior unsecured obligations, rank on parity in right of payment with all of our existing and future senior unsecured debt, and rank senior to all of our existing and future debt that expressly provides that it is subordinated to the notes. The Senior Notes bear no interest, but are convertible into shares of our common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by Juniper Networks. The conversion rate is 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $20.14 per share. As of March 31, 2008, the carrying value of the Senior Notes was $399.4 million, which was included in current liabilities as the debt is due in less than one year. In the event the Senior Notes are not converted prior to maturity and we are required to repay the debt, we intend to use our cash balances to fund such repayment.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 1.8 million square feet world wide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in January 2017. As of March 31, 2008, future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $232.7 million, of which $51.3 million will be paid over the remaining nine months of 2008.
In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecast. As of March 31, 2008, there were NCNR component orders placed by our contract manufacturers with a value of $139.5 million. We increased our NCNR component orders by $36.7 million in the first quarter of 2008 to reduce our production lead time. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not take ownership of the components and title to the products transfers from contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of March 31, 2008, we had accrued $24.1 million based on our estimate of such charges.
As of March 31, 2008, we had $63.7 million of long-term liabilities in our condensed consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next 12 months due to uncertainties in the timing of tax audit outcomes.
As of March 31, 2008, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million and bonus accrual of $0.7 million in connection with past acquisitions, a software subscription requiring payment of $5.0 million in January 2009 and a joint development agreement requiring quarterly payments of $3.5 million through January 2010. Additionally, in the first quarter of 2008, we entered into an $11.1 million consulting project for our customer relationship management (“CRM”) and enterprise resource planning (“ERP”) systems requiring payments of $5.0 million in the second quarter of 2008. As of March 31, 2008, $8.8 million of this consulting agreement remained unpaid. We also estimated an additional spending of approximately $50.0 million through 2009 for the implementation of our CRM and ERP systems.
We generated cash and cash equivalents of $321.3 million in the three months ended March 31, 2008, of which $254.9 million was generated from our operating activities and $76.0 million was generated from investing activities. The increase was partially offset by a $9.6 million net cash used in financing activities.
Operating Activities
We generated cash from operating activities of $254.9 million in the three months ended March 31, 2008 compared to $151.5 million in the same period of 2007. The increase of $103.4 million in the 2008 period compared to a year ago is chiefly due to the following activities within the quarter:
•	Net income of $110.4 million in the three months ended March 31, 2008 compared to $66.6 million in the same 2007 period due to revenue growth and decreases in expenses as a percentage of net revenues.

•	Cash inflow of $10.7 million due to a decrease in net accounts receivable in the first quarter of 2008 as a result of improved collection efforts. In the first quarter of 2007, we had a cash outflow of $7.6 million due to an increase in net accounts receivable as a result of revenue deferral according to our revenue recognition policy.

•	Cash inflow of $52.7 million due to an increase in deferred revenue. Our deferred revenue balances increased by $52.7 million in the three months ended March 31, 2008 as compared to an increase of $24.6 million for the three months ended March 31, 2007. This increase in cash inflow is due to the growing installed base and customer payments in advance of product acceptance.

•	Cash inflow of $32.2 million primarily due to increases in other payables and liabilities. In particular, our income taxes payable and long-term tax reserve liabilities increased by $37.2 million in the three months ended March 31, 2008, compared to the same 2007 period, due to the timing of payments and settlement of audits for federal, state and foreign income taxes.
Investing Activities
Net cash provided by investing activities was $76.0 million and $303.0 million for the three months ended March 31, 2008 and 2007, respectively. The decrease of $227.0 million in the first quarter of 2008 compared to the prior year period was primarily due to the movement of cash from short and long-term investments to cash and cash equivalents during the first quarter of 2007 in anticipation of stock repurchases under the 2006 Stock Repurchase Program. In the first quarter of 2008, we moved cash from our available-for-sale investments based upon our investment strategy.

Financing Activities
Net cash used in financing activities was $9.6 million and $13.0 million for the three months ended March 31, 2008 and 2007, respectively. In the first quarter of 2008, we used $53.1 million to repurchase our common stock, compared to the $29.1 million repurchases in the same 2007 period, partially offset by cash proceeds of $41.2 million from common stock issued to employees. In the first quarter of 2007, we generated less cash from issuance of common stock to employees as a result of the restrictions on employee option exercises through March 9, 2007.
Factors That May Affect Future Results
A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We maintain an investment portfolio of various holdings, types and maturities. The values of our investments are subject to market price volatility. In addition, a portion of our cash and marketable securities are held in non-U.S. domiciled countries. These securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial net gains or losses during the first three months of 2008 and 2007 related to the sales of our investments.
Foreign Currency Risk and Foreign Exchange Forward Contracts
Periodically we use derivatives to partially offset our market exposure to fluctuations in foreign currencies. We do not enter into derivatives for speculative or trading purposes.
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
Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2008 and 2007, in other income (expense) on our condensed consolidated statements of operations. Research and development, sales and marketing, as well as general and administrative expenses slightly increased in the three months ended March 31, 2008, compared with the same periods in 2007, due to the effect of foreign currency fluctuations.
Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our equity securities with the intent to use them for trading or speculative purposes. The aggregate fair value of our marketable equity securities was $6.9 million and $8.6 million as of March 31, 2008 and December 31, 2007, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly- traded equity securities would result in an immaterial loss.
In addition to publicly-traded securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $25.3 million and $23.3 million as of March 31, 2008 and December 31, 2007, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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
Changes in Internal Controls
In 2007, we initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, CRM system and our ERP system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.
Item 1A. Risk Factors
Factors That May Affect Future Results
Investments in equity securities of publicly traded companies involve significant risks. The market price of our stock reflects a higher multiple of expected future earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes or other factors, could trigger, and have triggered significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including, but not limited to, the following factors, that could affect our stock price.
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
With the current demand for electronic products, component shortages are possible and the predictability of the availability of such components may be limited. Growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, including the first quarter of 2008, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time consuming, difficult and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously impact present and future sales, which would, in turn, adversely affect our business.
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
We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate, develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, in the first quarter of 2008, we announced new products designed to address the Ethernet switching market, a market in which we have not had a historical presence. If these new products do not gain market acceptance at a sufficient rate of growth, or at all, our ability to meet future financial targets may be adversely affected. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.

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
Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco with other companies such as Alcatel-Lucent, Ericsson, Extreme Networks, Foundry Networks, Huawei, and Nortel providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.
In the service layer technologies market, we face intense competition from a broader group of companies including appliance vendors such as Cisco, Fortinet, F5 Networks, Nortel and Riverbed, and software vendors such as CheckPoint. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.
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
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. While no single customer accounted for greater than 10% of our net revenues during the three months ended March 31, 2008, Siemens and Verizon each accounted for greater than 10% of our net revenues during the three months ended March 31, 2007. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, in recent years there has been consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of Nokia-Siemens Networks and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.
We are a party to lawsuits, which are costly to investigate and defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business and financial condition.
We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found above in Note 9 – Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend, settle and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and adversely affect our profitability and cash flow.
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
We are currently implementing upgrades to key internal systems and processes, and problems with the design or implementation of these systems and processes could interfere with our business and operations.
We have initiated a project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our CRM system and our ERP system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
The majority of our revenues and expenses are transacted in U.S. Dollars. We also have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Hong Kong Dollar, British Pound and the Euro, related to our sales and service operations outside of the United States. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. Dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.
Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. However, no amount of hedging can be effective against all circumstances, including long-term declines in the value of the U.S. Dollar. If our attempts to hedge against these risks are not successful or if long-term declines in the value of the U.S. Dollar persist, our net income could be adversely impacted.
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
We historically have used stock options and other equity awards as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings, and will significantly harm our operating results in future periods. This may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.
Matters related to the investigation into our historical stock option granting practices and the restatement of our financial statements has resulted in litigation and regulatory proceedings, and may result in additional litigation or other possible government actions.
Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 9 – Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the Securities and Exchange

Commission (“SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concluded the SEC’s formal investigation of the Company with respect to this matter. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. We are also subject to civil litigation related to the stock option matters. No assurance can be given regarding the outcomes from litigation or other possible government actions. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or if we enter into any settlements related thereto, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
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
Our products are highly technical and complex, are critical to the operation of many networks and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. Also, in the event an error, defect or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.
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
We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and also depend on the operations of our contract manufacturers and suppliers that are located inside and outside of the United States. In addition, our research and development and our general and administrative operations are conducted in the United States as well as other countries. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest, natural disasters, epidemic disease, war, or economic instability in a specific country or region, trade protection measures and other regulatory requirements which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our revenue, costs, expenses, results of operations and financial condition.
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
We are required to test annually, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, this impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Declines in our stock prices in the future as well as any marked decline in our level of revenues or gross margins increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
The investment of our cash balance and our investments in government and corporate debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At March 31, 2008, we had $2,037.4 million in cash and cash equivalents and $189.7 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares		Maximum Dollar
			Purchased as		Value of Shares
			Part of Publicly		that May Yet Be
	Total Number	Average	Announced	Average	Purchased
	of Shares	Price Paid	Plans or	Price Paid	Under the Plans or
Period	Purchased(1)	per Share	Programs	per Share	Programs(1)
January 1 – January 31, 2008	—	$—	—	$—	$376,810,876
February 1 – February 29, 2008	2,156,158	24.61	2,156,158	24.61	323,754,214
March 1 – March 31, 2008	—	—	—	—	1,323,754,214

Total	2,156,158	$24.61	2,156,158	$24.61	$1,323,754,214

(1)	In July 2006 and February 2007, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2006 Stock Repurchase Program”). This program authorizes the Company to purchase up to a total of $2.0 billion of the Company’s common stock. In addition, during March 2008, the Board approved a new stock repurchase program (the “2008 Stock Repurchase Program”) which enables the Company to purchase up to $1.0 billion of the Company’s common stock. This new program is in addition to the 2006 Stock Repurchase Program. During the three months ended March 31, 2008, the Company repurchased and retired 2,156,158 shares of common stock at an average price of $24.61 per share under the 2006 Stock Repurchase Program. There were no purchases during the three months ended March 31, 2008 under the 2008 Stock Repurchase Program. Purchases under these programs will be subject to a review of the circumstances in place at the time. Acquisitions under this stock repurchase program will be made from time to time as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2007)

10.1	Summary of Compensatory Plans and Arrangements adopted on February 26, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008)

10.2	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan

10.3	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
May 9, 2008	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2007)

10.1	Summary of Compensatory Plans and Arrangements adopted on February 26, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008)

10.2	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan

10.3	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002