Form 10-Q
period 2008-06-30
JUNIPER NETWORKS INC
filed 2008-08-08
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 543,540,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of July 31, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Product	$723,917	$541,695	$1,398,131	$1,051,468
Service	155,117	123,227	303,790	240,390

Total net revenues	879,034	664,922	1,701,921	1,291,858
Cost of revenues:
Product	215,134	159,891	406,925	314,833
Service	74,147	60,883	147,192	118,050

Total cost of revenues	289,281	220,774	554,117	432,883

Gross margin	589,753	444,148	1,147,804	858,975
Operating expenses:
Research and development	186,357	148,702	357,003	289,795
Sales and marketing	190,338	156,845	376,286	307,501
General and administrative	35,609	27,996	69,243	55,254
Amortization of purchased intangible assets	7,999	22,740	33,128	45,480
Other charges, net	9,000	1,642	9,000	14,226

Total operating expenses	429,303	357,925	844,660	712,256

Operating income	160,450	86,223	303,144	146,719
Interest and other income, net	13,187	25,507	30,777	58,420
(Loss) gain on minority equity investments	(1,499)	6,745	(1,499)	6,745

Income before income taxes	172,138	118,475	332,422	211,884
Provision for income taxes	51,728	32,295	101,657	59,057

Net income	$120,410	$86,180	$230,765	$152,827

Net income per share:
Basic	$0.23	$0.16	$0.44	$0.27

Diluted	$0.22	$0.15	$0.41	$0.26

Shares used in computing net income per share:
Basic	528,963	544,224	526,435	556,811

Diluted	559,328	580,736	561,566	592,317

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,040,405	$1,716,110
Short-term investments	263,248	240,355
Accounts receivable, net of allowances	423,791	379,759
Deferred tax assets, net	174,284	171,598
Prepaid expenses and other current assets	42,056	47,293

Total current assets	2,943,784	2,555,115
Property and equipment, net	422,429	401,818
Long-term investments	45,177	59,329
Restricted cash	38,036	35,515
Goodwill	3,658,602	3,658,602
Purchased intangible assets, net	41,979	77,844
Other long-term assets	109,987	97,183

Total assets	$7,259,994	$6,885,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,707	$219,101
Accrued compensation	156,051	158,710
Accrued warranty	41,774	37,450
Deferred revenue	467,090	425,579
Income taxes payable	40,470	52,324
Convertible debt	—	399,496
Other accrued liabilities	88,979	87,183

Total current liabilities	1,028,071	1,379,843
Long-term deferred revenue	125,721	87,690
Long-term income tax payable	79,271	41,482
Other long-term liabilities	21,611	22,531
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 544,042 shares and 522,815 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	5	5
Additional paid-in capital	8,699,356	8,154,932
Accumulated other comprehensive income	9,745	12,251
Accumulated deficit	(2,703,786)	(2,813,328)

Total stockholders’ equity	6,005,320	5,353,860

Total liabilities and stockholders’ equity	$7,259,994	$6,885,406

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007 (1)
Operating Activities:
Net income	$230,765	$152,827
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	95,764	95,194
Stock-based compensation	50,073	47,441
Loss (gain) on minority equity investments	1,499	(6,745)
Excess tax benefit from employee stock option plans	(6,224)	(3,792)
Other non-cash charges	772	954
Changes in operating assets and liabilities:
Accounts receivable, net	(44,032)	(4,760)
Prepaid expenses, other current assets and other long-term assets	(7,230)	9,023
Accounts payable	9,445	(6,142)
Accrued compensation	(2,659)	3,075
Other accrued liabilities	47,728	(1,439)
Deferred revenue	79,543	65,104

Net cash provided by operating activities	455,444	350,740

Investing Activities:
Purchases of property and equipment	(80,847)	(75,051)
Purchases of available-for-sale investments	(214,625)	(298,615)
Maturities and sales of available-for-sale investments	204,431	814,245
Changes in restricted cash	(2,565)	2,593
Payments made in connection with business acquisitions, net	—	(375)
Minority equity investments	(2,000)	—

Net cash (used in) provided by investing activities	(95,606)	442,797

Financing Activities:
Proceeds from issuance of common stock	77,095	89,598
Purchases and retirement of common stock	(121,275)	(1,623,190)
Net proceeds from distributor financing arrangement	2,689	—
Redemption of convertible subordinated notes	(276)	—
Excess tax benefit from employee stock option plans	6,224	3,792

Net cash used in financing activities	(35,543)	(1,529,800)

Net increase (decrease) in cash and cash equivalents	324,295	(736,263)
Cash and cash equivalents at beginning of period	1,716,110	1,596,333

Cash and cash equivalents at end of period	$2,040,405	$860,070

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued in connection with conversion of the Senior Notes	$399,153	$—

(1)	Prior period classifications have been revised to reflect the cash flow amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Description of Business
Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs, develops and sells products and services that together provide its customers with high performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single Internet Protocol (“IP”) based network. Beginning in the first quarter of 2008, the Company realigned its business groups which resulted in the following two segments: Infrastructure and Service Layer Technologies (“SLT”). The Company’s Infrastructure segment primarily offers scalable router and Ethernet switching products that are used to control and direct network traffic. The Company’s SLT segment offers networking solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer world-wide services, including technical support and professional services, as well as educational and training programs to their customers. Together, these elements provide secure networking solutions to enable customers to convert legacy networks that provide commoditized, best efforts services into more valuable assets that provide differentiation, value and increased reliability, performance and security to end users.
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Revenue Recognition
Juniper Networks sells products and services through its direct sales force and through its strategic distribution relationships and value-added resellers. The Company’s products are integrated with software that is essential to the functionality of the equipment. The Company also provides unspecified upgrades and enhancements related to the integrated software through maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. In instances where the Company has outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the

Company. Accounts receivable are recorded net of allowance for doubtful accounts, estimated customer returns and pricing credits.
For arrangements with multiple elements, such as sales of products that include services, the Company allocates revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. If vendor specific objective evidence of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. The Company accounts for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.
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
The Company sells certain interests in accounts receivable on a non-recourse basis as part of a distributor accounts receivable financing arrangement which was established by the Company with a major financing company. Accounts receivable sold under this arrangement in advance of revenue recognition are accounted for as short-term debt and had a balance of $12.7 million and $10.0 million as of June 30, 2008, and December 31, 2007, respectively. Deferred revenue on shipments to distributors reflects these effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), performance share awards and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The

Company uses the Black-Scholes-Merton option pricing model and incorporates a Monte Carlo simulation when appropriate to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, included compensation expense for stock-based awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005, was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
Goodwill and Purchased Intangible Assets
Goodwill is not subject to amortization but is assessed annually, at a minimum, for impairment by applying a fair value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.
Impairment
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Juniper Networks conducted its annual impairment test as of November 1, 2007, and determined that the carrying value of its goodwill was not impaired. There were no events or circumstances from that date through June 30, 2008, that would impact this assessment. Future impairment indicators, including declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require impairment charges to be recorded.
The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments for the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008, the Company recognized an impairment charge of $5.0 million, included in amortization of purchased intangible assets, in connection with the phase out of its DX product, and nil for the six months ended June 30, 2007.
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
Fair Value Accounting
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective beginning on January 1, 2008. The Company evaluated its existing financial instruments and elected not to adopt the fair value option on its financial instruments. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in the future. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations as of and for the three and six months ended June 30, 2008.
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
The Company adopted the effective portions of SFAS 157 on January 1, 2008. The FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment tests, intangible assets measured at fair value for impairment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The fair value of long-term debt, based on quoted market prices (Level 1), was $659.2 million at December 31, 2007. The Company’s Senior Convertible Notes were converted into shares of the Company’s common stock during the three months ended June 30, 2008. See Note 4 — Other Financial Information under “Senior Convertible Notes.”
The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2008 (in millions):

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable	Observable
Assets Measured at		For Identical	Remaining	Remaining
Fair Value on a Recurring Basis	Total	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Derivatives	$(0.8)	$—	$(0.8)	$—

Total cash, cash equivalents, and available-for-sale investments
Commercial paper	$275.7	$—	$275.7	$—
Corporate debt securities	133.7	—	133.7	—
Government securities	297.8	52.3	245.5	—
Money market funds	1,233.3	1,233.3	—	—
Publicly-traded securities	5.0	5.0	—	—

Cash equivalents, and available-for-sale investments	1,945.5	1,290.6	654.9	—
Cash	403.3	—	—	—

Total cash, cash equivalents, and available-for-sale investments	$2,348.8	$1,290.6	$654.9	$—

As of
June 30, 2008
Reported as:
Cash and cash equivalents	$2,040.4
Short-term investments	263.2
Long-term investments	45.2

Total cash, cash equivalents, and available-for-sale investments	$2,348.8

The Company classifies investments within Level 1 if quote prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate equity securities publicly traded on major exchanges and U.S. Treasury notes with quoted prices on active markets.
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
The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of June 30, 2008.
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

Recent Accounting Pronouncements
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis, and will be adopted by the Company effective January 1, 2009. The Company’s adoption of FSP APB 14-1 will not impact its consolidated results of operations and financial condition.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP FAS 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the fiscal years beginning after November 15, 2008, and will be adopted by the Company on January 1, 2009. The Company is currently assessing the application of this standard on its future consolidated results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application of SFAS 141R is prohibited. Accordingly, any business combinations the Company may engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The impact of SFAS 141R will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.
Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Note 2. Investments
The following is a summary of the Company’s available-for-sale investments, at fair value (in millions):

	As of
	June 30,	December 31,
	2008	2007
Government securities	$138.3	$88.0
Corporate debt securities	127.8	203.1
Other	42.3	8.6

Total	$308.4	$299.7

Reported as:
Short-term investments	$263.2	$240.4
Long-term investments	45.2	59.3

Total	$308.4	$299.7

Estimated Fair
Value
As of June 30, 2008
Due within one year	$263.2
Due between one and five years	45.2

Total available-for-sale investments	$308.4

Note 3. Goodwill and Purchased Intangible Assets
Goodwill
In the first quarter of 2008, the Company realigned its organizational structure to include its service business into the related Infrastructure and SLT segments. As a result, the Company, with the assistance of an external service provider, reallocated goodwill of the former Service segment to the Infrastructure and SLT segments based on a relative fair value approach. Fair value was based on comparative market values and discounted cash flows. There was no indication of impairment when goodwill was reallocated to the new reporting segments.
The following table presents changes in goodwill by segment during the six months ended June 30, 2008 (in millions):

	Balance at		Balance at
	December 31,		June 30,
Segments	2007	Reallocation	2008
Infrastructure	$976.6	$523.9	$1,500.5
Service Layer Technologies	1,879.7	278.4	2,158.1
Service	802.3	(802.3)	—

Total	$3,658.6	$—	$3,658.6

Purchased Intangible Assets
The following table presents details of the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Impairment	Net
As of June 30, 2008:
Technologies and patents	$379.6	$(352.1)	$(4.3)	$23.2
Other	68.9	(49.4)	(0.7)	18.8

Total	$448.5	$(401.5)	$(5.0)	$42.0

As of December 31, 2007:
Technologies and patents	$379.6	$(326.0)	$—	$53.6
Other	68.9	(44.7)	—	24.2

Total	$448.5	$(370.7)	$—	$77.8

There were no additions to purchased intangible assets during the three and six months ended June 30, 2008, and 2007.
Amortization of purchased intangible assets of $9.4 million and $24.1 million were included in operating expenses and cost of product revenues for the three months ended June 30, 2008, and 2007, respectively, and $35.9 million and $48.2 million were included in operating expenses and cost of product revenues for the six months ended June 30, 2008, and 2007, respectively. There were no impairment charges in the three months ended June 30, 2008. In the six months ended June 30, 2008, the Company recorded an impairment charge of $5.0 million, included in its amortization of purchased intangible assets, due to the phase out of its DX products. The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2008 (remaining six months)	$13.2
2009	15.4
2010	3.9
2011	2.0
2012	1.2
Thereafter	6.3

Total	$42.0

Note 4. Other Financial Information
Restricted Cash
As of June 30, 2008, and December 31, 2007, restricted cash of $38.0 million and $35.5 million, respectively, consisted of escrow accounts required by certain acquisitions completed in 2005, the India Gratuity Trust and the Directors & Officers (“D&O”) indemnification trust. During the six months ended June 30, 2008, the Company increased its restricted cash by $0.8 million to fund the India Gratuity Trust, which covers statutory severance obligations in the event of termination of its India employees who have provided five or more years of continuous service. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors, officers, and other specified employees, arising from their activities as such, in the event that the Company does not provide or is financially incapable of providing indemnification. During the three and six months ended June 30, 2008, the Company also increased its restricted cash balance by $3.1 million and $1.8 million, respectively, in connection with its D&O trust. During the three and six months ended June 30, 2008, the Company made no releases from restricted cash for escrow payments associated with past acquisitions.
Minority Equity Investments
As of June 30, 2008, and December 31, 2007, the carrying values of the Company’s minority equity investments in privately held companies of $23.8 million and $23.3 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. The Company did not make any minority equity investments in the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company invested a total of

$2.0 million in a privately-held company. During the three months ended June 30, 2008, the Company recognized a loss of $1.5 million related to investments in privately-held companies.
The Company’s minority equity investments in privately held companies are carried at cost as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its minority equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.
Other Long-Term Assets
Details of the Company’s other long-term assets are as follows (in millions):

	As of
	June 30,	December 31,
	2008	2007
Deferred tax assets	$65.8	$59.0
Long-term assets	44.2	38.2

Total	$110.0	$97.2

Warranties
Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$41.3	$35.3	$37.5	$34.8
Provisions made during the period, net	7.0	9.6	12.2	21.3
Actual costs incurred during the period	(6.5)	(9.2)	(7.9)	(20.4)

Ending balance (current)	$41.8	$35.7	$41.8	$35.7

Deferred Revenue
Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying condensed consolidated balance sheets. Product deferred revenue, net of the related cost of revenue, includes shipments to end-users, value-add resellers, and distributors. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue. The Company may reclassify amounts between current and non-current deferred revenue based upon its assessment of when all revenue recognition criteria are expected to be met. Details of the Company’s deferred revenue are as follows (in millions):

	As of
	June 30,	December 31,
	2008	2007
Service	$424.1	$367.3
Product	168.7	146.0

Total	$592.8	$513.3

Reported as:
Current	$467.1	$425.6
Non-Current	125.7	87.7

Total	$592.8	$513.3

Restructuring and Acquisition Related Reserves
Restructuring
Restructuring charges were based on the Company’s restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.

In the three and six months ended June 30, 2008, the Company paid $0.2 million and $0.4 million, respectively, for facility charges associated with its restructuring plans initiated in prior years. As of June 30, 2008, and December 31, 2007, the restructuring reserve of $0.4 million and $0.6 million, respectively, was related to future facility charges. Amounts related to the net facility charges are included in other accrued liabilities and will be paid over the remaining respective lease term through July 2008. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. During the three and six months ended June 30, 2008 and 2007, the Company had no additional restructuring charges.
Acquisition Related Restructuring Reserves
Acquisition related reserves pertain to the restructuring reserves established in connection with the Company’s past acquisitions. In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges.
The Company paid $0.4 million and $0.6 million for the three and six months ended June 30, 2008, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2007, respectively, primarily for facility related charges. The Company had no adjustments to its existing acquisition related restructuring reserves for the three and six months ended June 30, 2008, and recorded a $0.3 million adjustment to its acquisition related restructuring reserves for facility related charges in the three and six months ended June 30, 2007. As of June 30, 2008, approximately $0.9 million remained unpaid, of which $0.4 million was recorded in other long-term liabilities in the condensed consolidated balance sheet. All remaining restructuring reserves were associated with future facility charges and will be paid over the remaining respective lease terms through March 2011. The difference between the actual future rent payments and the restructuring reserves will be recorded as operating expenses when incurred. During the three and six months ended June 30, 2008 and 2007, the Company had no new acquisition related restructuring charges. As of December 31, 2007, approximately $1.6 million remained unpaid, of which $0.6 million was recorded in other long-term liabilities in the condensed consolidated balance sheet.
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
The Company also uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. The Company records ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2008 and 2007, in other income (expense) on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities.
Debt
Senior Convertible Notes
In 2003, the Company received $392.8 million of net proceeds from an offering of $400.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”) which were converted into shares of its common stock by the holders during the three months ended June 30, 2008. The Senior Notes were senior unsecured obligations, ranked on parity in right of payment with all of the Company’s existing and future senior unsecured debt, and ranked senior to all of the Company’s existing and future debt that expressly provided that it was subordinated to the notes. The Senior Notes bore no interest, but were convertible into shares of the Company’s common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by the Company. The conversion rate was 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This was equivalent to a conversion price of approximately $20.14 per share. The holders of Senior Notes with a face value of approximately $0.5 million had converted these notes prior to maturity into shares of the Company’s common stock as of December 31, 2007. As of June 16, 2008, holders of approximately $399.2 million in aggregate principal amount of Senior Notes had converted these notes into approximately 19.8 million shares of the Company’s common stock. The Company settled the remaining Senior Notes, with a face value of $0.3 million principal amount at maturity, for cash. As of June 30, 2008, all of the Company’s Senior Notes were retired.
The carrying amounts and fair values of the Company’s Zero Coupon Convertible Senior Notes (“Senior Notes”) were (in millions):

	As of
	June 30, 2008	December 31, 2007
Carrying amount	$—	$399.5
Fair value	$—	$659.2
Distributor Financing Arrangement
The Company recognized the sales of accounts receivable to a financing provider according to FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. The Company introduced its distributor financing program in 2006 to strengthen its channel business by promoting greater distributor volume and improved customer service. The program does not, and is not intended to affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements, the proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. The Company pays the financing provider a financing fee based on the spread over LIBOR or SIBOR. In these transactions with a major financing provider, the Company has surrendered control over the transferred assets. The accounts receivable have been isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The purchaser of the accounts receivable balances has the right to pledge or exchange the assets transferred. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer or repurchase the receivables after they have been transferred.
Pursuant to the receivable financing arrangements for the sale of receivables, the Company sold net receivables of $108.2 million and $20.0 million during the three months ended June 30, 2008, and 2007, respectively, and $167.0 million and $38.6 million during the six months ended June 30, 2008, and 2007, respectively. During the three months ended June 30, 2008, and 2007, the Company received cash proceeds, net of the financing fee, of $77.8 million and $18.1 million, respectively, and $132.1 million and $35.6 million during the six months ended June 30, 2008 and 2007, respectively. The amounts owing by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, were $70.2 million and $40.4 million, respectively.
The Company has determined that the portion of the receivable financed that has not been recognized as revenue should be accounted for as a financing pursuant to FASB Emerging Issues Task Force Issue 88-18, Sales of Future Revenues. As of June 30, 2008 and December 31, 2007, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from its distributors was $12.7 million and $10.0 million, respectively.

Comprehensive Income
Comprehensive income consists of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$120.4	$86.2	$230.8	$152.8
Change in net unrealized gains (losses) on investments, net of tax of nil	(3.9)	4.4	(3.4)	5.7
Change in foreign currency translation adjustment, net of tax of nil	(1.6)	2.7	0.9	3.7

Total comprehensive income	$114.9	$93.3	$228.3	$162.2

Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

Six Months
Ended
June 30, 2008
Balance, December 31, 2007	$(2,813.3)
Retirement of common stock (see Note 6)	(121.3)
Net income	230.8

Balance, June 30, 2008	$(2,703.8)

Stock-Based Compensation Expense
Amortization of stock-based compensation was included in the following cost and expense categories (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues — Product	$0.7	$0.5	$1.5	$1.0
Cost of revenues — Service	2.2	2.1	4.6	5.2
Research and development	12.0	8.3	22.2	19.3
Sales and marketing	9.1	7.7	15.8	15.3
General and administrative	3.3	2.9	6.0	6.6

Total	$27.3	$21.5	$50.1	$47.4

Other Charges, Net
Other charges recognized consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Restructuring adjustments	$—	$(0.3)	$—	$(0.3)
Acquisition related compensation charges	—	0.3	—	0.6
Stock option investigation costs	—	1.3	—	6.0
Tax related charges	—	0.3	—	7.9
Loss on litigation settlement	9.0	—	9.0	—

Total	$9.0	$1.6	$9.0	$14.2

In the three months ended June 30, 2008, the Company accrued $9.0 million for the potential settlement of its derivative lawsuits. See Note 9 — Commitments and Contingencies under “Legal Proceedings.”
In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges. The Company had no adjustments to its existing acquisition related restructuring reserves for the three and six months ended June 30, 2008, and recorded a $0.3 million adjustment to its acquisition related restructuring reserves for facility related charges in the three and six months ended June 30, 2007.
In connection with a past acquisition, the Company recorded bonus obligation of $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively.

In the three and six months ended June 30, 2007, the Company incurred $1.3 million and $6.0 million, respectively, in professional fees for the costs of external service providers used in the completion of its internal stock option investigation.
On March 12, 2007, the Company commenced a tender offer to amend certain options granted under the Juniper Networks, Inc. Amended & Restated 1996 Stock Plan and the Juniper Networks, Inc. 2000 Nonstatutory Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A or applicable Canadian tax laws and regulations. In exchange for increasing the strike price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, the Company amended options to purchase 4.3 million shares of the Company’s common stock and committed to make aggregate cash payments of $7.6 million to offer participants. The Company accrued nil and $7.6 million in the three and six months ended June 30, 2007, respectively.
In addition, the Company entered into a separate agreement with two executives in the three months ended June 30, 2007, to amend their unexercised stock options covering 0.1 million shares of the Company’s common stock in order to cure the 409A issue associated with such options. As a result, the Company committed to make aggregate cash payments of approximately $0.4 million and recorded this payment liability in operating expense for the three and six months ended June 30, 2007.
Interest and Other Income, Net
Interest and other income, net, consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income and expense, net	$13.5	$26.6	$31.8	$59.5
Other income and expense, net	(0.3)	(1.1)	(1.0)	(1.1)

Total interest and other income, net	$13.2	$25.5	$30.8	$58.4

Note 5. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$120.4	$86.2	$230.8	$152.8

Denominator:
Denominator for basic net income per share	529.0	544.2	526.4	556.8
Shares issuable upon conversion of the Senior Notes	15.6	19.9	17.8	19.9
Employee stock awards	14.7	16.6	17.4	15.6

Denominator for diluted net income per share	559.3	580.7	561.6	592.3

Net income per share:
Basic	$0.23	$0.16	$0.44	$0.27

Diluted	$0.22	$0.15	$0.41	$0.26

Employee stock awards for approximately 22.9 million shares and 18.7 million shares of the Company’s common stock in the three and six months ended June 30, 2008, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and six months ended June 30, 2007, approximately 37.0 million and 50.4 million shares of the Company’s common stock equivalents, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 6. Stockholders’ Equity
Stock Repurchase Activities
During the six months ended June 30, 2008, the Company repurchased $121.3 million, or 4.7 million shares of its common stock via open market purchases under two stock repurchase programs that were authorized by its Board of Directors.
Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), the Company repurchased approximately 2.2 million shares of its common stock at an average price of $24.61 per share for a total purchase price of $53.1 million during the three months ended March 31, 2008. No shares were repurchased under this program during the second quarter of 2008. As of June 30, 2008, the Company has repurchased and retired approximately 71.6 million shares of its common stock under the 2006 Stock Repurchase Program at an average price of $23.41 per share, and the program had remaining authorized funds of $323.8 million.
The Board of Directors approved another $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, the Company repurchased approximately 2.5 million shares of its common stock at an average price of $26.84 per share for a total purchase price of $68.2 million during the three and six months ended June 30, 2008. As of June 30, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $931.8 million.
All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
Stock Option Plans
2006 Equity Incentive Plan
On May 18, 2006, the Company’s stockholders adopted the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units and dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the Company’s non-employee members of the Board.
The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the Company’s Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) that subsequently expired unexercised after May 18, 2006 up to a maximum of 75,000,000 additional shares of the common stock.
Options granted under the 2006 Plan have a maximum term of five to seven years from the grant date, and generally vest and become exercisable over a four-year period. Restricted stock, performance shares, RSUs or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three-year anniversary of the grant date. In the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one-year anniversary of the grant date.
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
2000 Nonstatutory Stock Option Plan
In July 2000, the Board adopted the Juniper Networks 2000 Plan. The 2000 Plan provided for the granting of nonstatutory stock options to employees, directors and consultants. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. The Company had authorized 90,901,437 shares of common stock for issuance under the 2000 Plan. Effective May 18, 2006, additional equity awards under the 2000 Plan have been discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of May 18, 2006, were canceled on May 18, 2006. The 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.
Amended and Restated 1996 Stock Plan
The 1996 Plan provided for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants. On November 3, 2005, the Board adopted an amendment to the 1996 Plan to add the ability to issue RSUs under the 1996 Plan. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. The Company had authorized 164,623,039 shares of common stock for issuance under the 1996 Plan. Effective May 18, 2006, additional equity awards under the 1996 Plan have been discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 1996 Plan that were not subject to outstanding awards as of May 18, 2006 were canceled on May 18, 2006. The 1996 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.
Plans Assumed Upon Acquisition
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of June 30, 2008, there were approximately 3.2 million common shares subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of June 30, 2008 and December 31, 2007. There were no restricted stock repurchases during the three and six months ended June 30, 2008 and 2007.
Equity Award Activities
In the three and six months ended June 30, 2008, the Company granted RSUs covering 0.1 million shares and 0.9 million shares, respectively, of common stock to its employees under the 2006 Plan. The Company also granted performance share awards to eligible executives covering up to 0.1 million and 0.6 million shares of common stock in the three and six months ended June 30, 2008, respectively, that vest in March 2011 provided certain annual performance targets and other vesting criteria are met. RSUs generally vest over a period of three or four years from the date of grant. Until vested, RSUs and performance share awards do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. No restricted stock was issued in the same periods during 2008. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. The Company estimated the stock compensation expense for its performance share awards based on the vesting criteria and only recognized stock compensation expense for the portions of such awards for which annual targets have been set. The Company accrued stock compensation expense of $0.5 million for the three and six months ended June 30, 2008, and $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, in connection with such performance shares. In addition to RSUs and performance share awards, the Company also granted stock options covering 1.9 million shares and 8.3 million shares of common stock under the 2006 Plan in the three and six months ended June 30, 2008, respectively.
Net income for the three and six months ended June 30, 2008, included pre-tax stock-based compensation expense of $27.3 million and $50.1 million, respectively, related to stock options, RSUs, performance share awards and employee stock purchases under the Company’s 1999 Employee Stock Purchase Plan reflecting the fair value recognition provisions under SFAS 123R. Net income for the three and six months ended June 30, 2007, included pre-tax stock-based compensation expense of $21.5 million and $47.4 million, respectively, related to stock options, RSUs, performance share awards, and employee stock purchases reflecting the fair value recognition provisions under SFAS 123R.
A summary of the Company’s equity award activity and related information for the six months ended June 30, 2008, is set forth in the following table:

		Outstanding Options(4)
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2008	46,022	66,928	$20.36
RSUs and performance share awards granted (2)	(3,202)	—	—
Options granted	(8,296)	8,296	25.37
RSUs canceled (2)	824	—	—
Options canceled (3)	1,318	(1,326)	20.39
Options exercised	—	(3,901)	15.10
Options expired (3)	516	(527)	29.02

Balance at June 30, 2008 (4)	37,182	69,470	$21.19	5.2	$262,648

(1)	Shares available for grant under the 2006 Plan.

(2)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The Company granted RSUs and performance share awards covering approximately 0.1 million and 1.5 million shares of common stock in the three and six months ended June 30, 2008, respectively.

(3)	Canceled or expired options under the 1996 Plan and the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(4)	Outstanding options covering 69.5 million shares of common stock do not include RSUs and performance share awards outstanding as of June 30, 2008. See details under “Restricted Stock Units and Performance Share Awards Activities” below.

A summary of the Company’s vested or expected-to-vest options and exercisable options as of June 30, 2008, is set forth in the following table:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	63,058	$21.06	5.1	$248,385
Exercisable options	45,478	20.20	4.8	215,832
As of June 30, 2008, options covering approximately 45.5 million shares of common stock were exercisable at a weighted-average exercise price of $20.20 per share. As of December 31, 2007, options covering approximately 44.8 million shares of common stock were exercisable at a weighted-average exercise price of $20.01 per share.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $22.18 as of June 30, 2008, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $27.0 million and $47.5 million for the three and six months ended June 30, 2008, respectively.
Total fair value of options vested for the three and six months ended June 30, 2008, was $14.0 million and $37.1 million, respectively. As of June 30, 2008, approximately $146.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.
Restricted Stock Units and Performance Share Awards Activities
The following schedule summarizes information about the Company’s RSUs and performance share awards for the six months ended June 30, 2008:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Grant Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2008	6,284	$22.40
RSUs and performance share awards granted	1,525	25.19
RSUs and performance share awards vested	(1,448)	18.81
RSUs and performance share awards canceled	(445)	20.21

Balance at June 30, 2008	5,916	$24.16	1.7	$131,206

The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2008, was $24.79 per share and $25.24 per share, respectively, and was $21.36 per share and $18.50 per share for the three and six months ended June 30, 2007, respectively. The weighted-average grant date fair value of performance share awards granted during the three and six months ended June 30, 2008, was $24.48 per share and $25.10 per share, respectively, and was $18.27 per share for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, approximately $74.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following schedule summarizes information about the Company’s RSUs and performance share awards as of June 30, 2008:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Shares subject to outstanding RSUs and performance share awards	5,916	$—	1.7	$131,206
Vested and expected-to-vest RSUs and performance share awards	4,157	—	1.7	92,213
Approximately 0.1 million RSUs and 1.4 million RSUs, respectively, became vested and exercisable during the three and six months ended June 30, 2008, respectively. There were no RSUs vested during the three and six months ended June 30, 2007.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The 1999 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first or last trading day of the applicable offering period. Employees purchased approximately 0.7 million shares of common stock through the 1999 Purchase Plan at an average price of $23.08 per share in the six months ended June 30, 2008. There were no employee purchases under the 1999 Purchase Plan due to the suspension of the Purchase Plan from August 2006 through March 2007. In connection with the 1999 Purchase Plan, compensation expense of $3.1 million and $6.6 million was recorded in operating expenses for the three and six months ended June 30, 2008, and $2.3 million for the three and six months ended June 30, 2007. No compensation expense was recorded in the first quarter of 2007 due to the temporary suspension of the 1999 Purchase Plan. As of June 30, 2008, approximately 7.9 million shares had been issued since inception and the 13.1 million shares remained available for future issuance under the 1999 Purchase Plan. The 1999 Purchase Plan will be discontinued effective February 1, 2009.
In May 2008, the Company’s stockholders approved the adoption of Juniper Networks 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”). The 2008 Purchase Plan was adopted to replace the 1999 Purchase Plan, which will be terminated immediately following the conclusion of the offering period ending January 30, 2009. The Board has reserved an aggregate of 12,000,000 shares of the Company’s common stock for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is generally similar to the 1999 Purchase Plan, except that under the 2008 Purchase Plan any increases to the number of shares reserved for issuance must be approved by the Company’s stockholders. The first offering period of the 2008 Purchase Plan will commence on the first trading day on or after February 1, 2009.
Common Stock Reserved for Future Issuance
As of June 30, 2008, the Company had reserved an aggregate of approximately 125.7 million shares of common stock for future issuance under its stock option plans and the 1999 Purchase Plan.
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
Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.
In 2007, the government of India implemented a new fringe benefit tax that applies to equity awards granted to India taxpayers. This fringe benefit tax is payable by the issuer of the equity awards; however, the law allows an issuer to recover from individual award holders the fringe benefit taxes the issuer paid on their applicable equity awards. Beginning in January 2008, the Company amended its equity award agreements for future grants made to its employees in India to provide for the Company to be reimbursed for fringe benefit taxes paid in relation to applicable equity awards. The Company has elected to use a Black-Scholes-Merton option-pricing model that incorporates a Monte Carlo simulation to calculate the fair value of stock-based awards issued under the amended equity award agreements. The assumptions used in this valuation are included below.
The assumptions used and the resulting estimates of fair value or weighted-average fair value per share of awards granted and employee stock purchases under the Purchase Plan during those periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee Stock Options:
Volatility factor	43% - 46%	34% - 35%	43% - 48%	34% - 40%
Risk-free interest rate	1.7% - 4.0%	4.6% - 5.1%	1.7% -4.4%	4.5% - 5.1%
Expected life (years)	3.6 - 5.7	3.6	3.6 - 5.7	3.6 - 3.7
Dividend yield	—	—	—	—
Fair value per share	$8.32 - $10.60	$6.67 - $8.37	$8.32 - $10.88	$6.42 - $8.37
Employee Stock Purchase Plan:
Volatility factor	48%	38%	48%	38%
Risk-free interest rate	2.2%	5.1%	2.2%	5.1%
Expected life (years)	0.5	0.3	0.5	0.3
Dividend yield	—	—	—	—
Weighted-average fair value per share	$7.83	$4.75	$7.83	$4.75
Note 7. Segments
The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. In the first quarter of 2008, the Company realigned its organizational structure to include its Service business as a component of the related Infrastructure or SLT business groups. Accordingly, the previously reported Service segment has been combined into the Company’s two reportable segments as follows: Infrastructure and SLT. The Infrastructure segment includes products from the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”) systems and appliances, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention appliances (“IDP”), the J-series router product family and wide area network (“WAN”) optimization platforms.
The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. In the three and six months ended June 30, 2008, the CODM did not allocate certain miscellaneous expenses to its segments even though such expenses were included in the Company’s management operating income.
For arrangements with both Infrastructure and SLT products and services, revenue is attributed to the segment based on the underlying purchase order, contract or sell-through report. Direct costs and operating expenses, such as standard costs, research and development and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of sales, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each segment based on factors including headcount, usage and revenue. The CODM does not allocate stock-based compensation, amortization of purchased intangible assets, impairment, gain or loss on minority equity investments, interest income and expense, other income and expense, income taxes, as well as certain other charges to the segments.
Further changes to this organizational structure may result in changes to the segments disclosed. The Company has restated the previously reported segment revenues and segment operating results to reflect the changes in its segments. Financial information for each segment used by the CODM is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (1)	2008	2007 (1)
Net revenues:
Infrastructure:
Product	$575.9	$402.9	$1,104.6	$788.1
Service	96.5	78.0	189.7	153.6

Total Infrastructure revenues	672.4	480.9	1,294.3	941.7
Service Layer Technologies:
Product	148.0	138.8	293.5	263.4
Service	58.6	45.2	114.1	86.8

Total Service Layer Technologies revenues	206.6	184.0	407.6	350.2

Total net revenues	879.0	664.9	1,701.9	1,291.9
Operating income:
Infrastructure	195.1	133.5	386.6	259.4
Service Layer Technologies	12.3	2.0	18.5	(0.8)

Total segment operating income	207.4	135.5	405.1	258.6
Other corporate (2)	—	—	(4.7)	—

Total management operating income	207.4	135.5	400.4	258.6
Amortization of purchased intangible assets	(9.4)	(24.1)	(35.9)	(48.2)
Stock-based compensation expense	(27.3)	(21.5)	(50.1)	(47.4)
Stock-based payroll tax expense	(1.2)	(2.1)	(2.3)	(2.1)
Other charges, net	(9.0)	(1.6)	(9.0)	(14.2)

Total operating income	160.5	86.2	303.1	146.7
Interest and other income, net	11.6	32.3	29.3	65.2

Income before income taxes	$172.1	$118.5	$332.4	$211.9

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Other corporate represents miscellaneous expenses that have not been allocated to segment operating results.
Depreciation expense allocated to the Infrastructure segment was $21.4 million and $41.6 million, in the three and six months ended June 30, 2008, respectively, and $17.7 million and $33.3 million, in the three and six months ended June 30, 2007, respectively. The depreciation expense allocated to the SLT segment was $9.6 million and $18.3 million in the three and six months ended June 30, 2008, respectively, and $7.1 million and $13.7 million in the three and six months ended June 30, 2007, respectively.

The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Americas:
United States	$325.3	$289.7	$713.4	$569.2
Other	63.3	25.5	93.2	41.4

Total Americas	388.6	315.2	806.6	610.6
Europe, Middle East and Africa	285.6	197.8	525.7	407.2
Asia Pacific	204.8	151.9	369.6	274.1

Total	$879.0	$664.9	$1,701.9	$1,291.9

Nokia — Siemens Networks B.V. (“NSN”) accounted for 10.4% of the Company’s net revenues for the three months ended June 30, 2008, and no single customer accounted for 10.0% or more of the Company’s net revenues for the six months ended June 30, 2008. NSN accounted for 17.7% of the Company’s net revenues for the three months ended June 30, 2007, and NSN and Verizon Communications, Inc. (“Verizon”) individually accounted for 14.7% and 10.7%, respectively, of the Company’s net revenues for the six months ended June 30, 2007. The revenue attributed to each significant customer was derived from the sale of products and services in both segments.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of June 30, 2008, and December 31, 2007. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 8. Income Taxes
The Company recorded tax provisions of $51.7 million and $32.3 million for the three months ended June 30, 2008 and 2007, or effective tax rates of 30% and 27%, respectively. The Company recorded tax provisions of $101.7 million and $59.1 million for the six months ended June 30, 2008 and 2007, or effective tax rates of 31% and 28%, respectively. The effective tax rates for the three and six months ended June 30, 2008, differ from the federal statutory rate of 35% and the rate for the same periods in 2007 primarily due to earnings in foreign jurisdictions which are subject to lower rates and a reduced benefit from tax credits due to the expiration of the federal research and development credit law at December 31, 2007. The Company’s income taxes payable for federal and state purposes were reduced by the tax benefit from employee stock option transactions. This benefit totaled $14.6 million and $19.1 million for the three and six months ended June 30, 2008, respectively, and was reflected as an increase to additional paid-in capital.
The Company is currently under examination by the Internal Revenue Service (IRS) for the 2004 tax year, the German tax authorities for the 2005 tax year, and the Indian authorities for the 2004 and 2005 tax years. Additionally, the Company has not reached final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company was not under examination by any other major jurisdictions in which the Company files its income tax returns as of June 30, 2008. Although the timing of the resolution and/or closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.
The gross unrecognized tax benefits increased by approximately $6.2 million for the six months ended June 30, 2008, of which $5.2 million, if recognized, would affect the effective tax rate. Interest and penalties accrued for the same period were immaterial.

Note 9. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of June 30, 2008 (in millions):

	Total	2008	2009	2010	2011	2012	Thereafter	Other
Operating leases	$227.8	$28.1	$50.1	$46.0	$38.8	$32.6	$32.2	$—
Sublease rental income	(2.2)	(0.8)	(0.8)	(0.6)	—	—	—	—
Purchase commitments	113.0	113.0	—	—	—	—	—	—
Tax liabilities	79.3	—	—	—	—	—	—	79.3
Other contractual obligations	65.7	19.3	25.2	9.1	5.3	5.1	1.7	—

Total	$483.6	$159.6	$74.5	$54.5	$44.1	$37.7	$33.9	$79.3

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in January 2017. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $225.6 million as of June 30, 2008. Rent expense for the three months ended June 30, 2008 and 2007 was $14.7 million and $11.3 million, respectively, and $28.9 million and $22.0 million for the six months ended June 30, 2008 and 2007, respectively.
Senior Notes
As of June 16, 2008, holders of approximately $399.2 million in aggregate principal amount of Senior Notes converted these notes into approximately 19.8 million shares of the Company’s common stock. The Company settled the remaining Senior Notes with a face value of $0.3 million principal amount at maturity for cash. As of June 30, 2008, the Company’s Senior Notes were retired.
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of June 30, 2008, there were NCNR component orders placed by the contract manufacturers with a value of $113.0 million. The contract manufacturers use the components to build products based on the Company’s forecasts and on purchase orders the Company has received from customers. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of June 30, 2008, the Company had accrued $26.2 million based on its estimate of such charges.
Tax Liabilities
As of June 30, 2008, the company had $79.3 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Other Contractual Obligations
As of June 30, 2008, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a software subscription requiring payments of $5.0 million in January 2009, and a joint development agreement for $24.5 million with quarterly payments of $3.5 million through January 2010. Additionally, in the second quarter of 2008, the Company entered into a five year, $34.0 million data center hosting agreement requiring payments of $8.4 million in the third quarter of 2008. The remaining commitment under this agreement is expected to be paid through the end of April 2013. As of June 30, 2008, $34.0 million remained unpaid under the data center hosting agreement.
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
Federal Derivative Lawsuits
Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The lawsuits allege that the Company’s officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserts causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demands an accounting and rescission of allegedly improper stock option grants. The Company formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interest of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The plaintiffs and the Company have agreed in principle on a settlement of the federal derivative litigation and the state derivative litigation discussed below, and any such settlements would require approval of the court. The Company has accrued a $9 million expense in connection with these potential settlements. The Special Litigation Committee is authorized to pursue, settle, or release such claims.
State Derivative Lawsuits — California
On May 24 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options. The Company formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interest of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The plaintiffs and the Company have agreed in principle on a settlement of the federal derivative litigation discussed above and the state derivative litigation and any such settlements would require approval of the court. The Company has accrued a $9 million expense in connection with these potential settlements. The Special Litigation Committee is authorized to pursue, settle, or release such claims.
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001, through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008, the Court issued an order granting in part and denying in part the defendants’ motion to dismiss. The order dismissed with prejudice plaintiffs’ section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend plaintiffs’ section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs’ remaining claims. The order gave plaintiffs until May 1, 2008, to file an amended complaint. Plaintiffs chose not to amend their complaint. Defendants filed their answer on June 23, 2008.
Calamore Proxy Statement Action
On March 28, 2007, an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff filed an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. Plaintiff filed her opposition on December 21, 2007, and defendants filed their reply on January 25, 2008. A hearing was held on February 11, 2008. The Court has not yet issued a ruling.
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
In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving the Company is not one of the six test cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints in the six test cases.
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
Note 10. Related Party Transactions
The Company reimburses its CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. The Company incurred $0.1 million in related expenses for the three and six months ended June 30, 2008, and $0.1 million and $0.2 million in the three and six months ended June 30, 2007, respectively.

Note 11. Subsequent Event
Stock Repurchases
Subsequent to June 30, 2008, through the filing of this report, the Company repurchased and retired approximately 1.5 million shares of its common stock for approximately $35.2 million under the 2008 Stock Repurchase Program at an average purchase price of $23.40 per share. The Company’s 2008 Stock Repurchase Program had remaining authorized funds of $896.6 million as of the report filing date. Purchases under the Company’s stock repurchase programs are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements.

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
To aid readers of our financial statements in understanding our operating results, we have provided below an executive overview of the significant events that affected the most recent quarter and the first half of our fiscal 2008 and a discussion of the nature of our operating expenses.

(In millions, except per share amounts and percentages)	Total	Segments
Three months ended June 30, 2008	Consolidated	Infrastructure	SLT
Net revenues	$879.0	$672.4	$206.6
Year-over-year net revenues increase	32%	40%	12%
Segment operating income (1)	$207.4	$195.1	$12.3
Year-over-year segment operating income increase	53%	46%	N/M	(2)
Operating income (1)	$160.5
Year-over-year operating income increase	86%
Net income	$120.4
Year-over-year net income increase	40%
Net income per share:
Basic	$0.23
Diluted	$0.22

(In millions, except per share amounts and percentages)	Total	Segments
Six months ended June 30, 2008	Consolidated	Infrastructure	SLT
Net revenues	$1,701.9	$1,294.3	$407.6
Year-over-year net revenues increase	32%	37%	16%
Segment operating income (1)	$405.1	$386.6	$18.5
Year-over-year segment operating income increase	57%	49%	N/M	(2)
Operating income (1)	$303.1
Year-over-year operating income increase	107%
Net income	$230.8
Year-over-year net income increase	51%
Net income per share:
Basic	$0.44
Diluted	$0.41

(1)	Segment operating income excludes expenses for amortization of intangible assets, stock-based compensation expense, stock-based payroll tax expense, and other charges, net; however, these expenses are included in operating income.

(2)	N/M — Not meaningful
•	Net revenues: Our net revenues for the three and six months ended June 30, 2008, increased 32% from the same periods in 2007. We experienced growth in both Infrastructure and Service Layer Technologies (“SLT”) revenues, which represented 76.5% and 23.5% of net revenues, respectively, for the three months ended June 30, 2008, and 76.1% and 23.9% of net revenues, respectively, for the six months ended June 30, 2008. Our Infrastructure revenues increased 40% and 37% and SLT revenues increased 12% and 16%, in the three and six months ended June 30, 2008, respectively, in each case compared to the same periods in 2007. Our increases in Infrastructure revenues were attributable to the growing acceptance of our router products and services, including our MX-, T-, and M-series product families, in the service provider and enterprise markets. We also experienced growth in our SLT products and services, including firewall virtual private network (“Firewall”) and J-series product families, in the enterprise and service provider markets, partially offset by declines in revenue from WX and DX products.

•	Operating Margin: Our operating income increased $74.2 million and $156.4 million, or 86% and 107%, in the three and six months ended June 30, 2008, to $160.5 million and $303.1 million, respectively, compared to the same periods in 2007. Operating margin percentage was 18.3% and 17.8% for the three and six months ended June 30, 2008, as compared to 13.0% and 11.4% from the same periods in 2007. This change was, in large part, due to a decrease in operating expense as a percentage of net revenues due to our efforts to manage expenses and improve efficiencies in the three and six months ended June 30, 2008, compared to the same periods in the prior year.

•	Net Income and Net Income Per Share: Net income was $120.4 million and $230.8 million, or $0.22 per share and $0.41 per share on a diluted basis in the three and six months ended June 30, 2008, respectively, compared to $86.2 million and $152.8 million, or $0.15 per share and $0.26 per share on a diluted basis from the same periods in 2007. The increase was primarily due to the revenue growth and the reduction in operating expenses, which were partially offset by lower net interest and other income along with higher income tax expense in the 2008 period.

•	Other Financial Highlights: Total deferred revenue increased $79.5 million in the six months ended June 30, 2008, primarily due to the renewal of annual maintenance arrangements. During the six months ended June 30, 2008, we generated $324.3 million resulting from cash provided by our operating activities, which was partially offset by cash used in investing activities and financing activities, which included the repurchase of $121.3 million of our common stock.

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
In the first half of our fiscal 2008, we continued to deliver innovative, high-performance network infrastructure solutions. For the service provider market, we announced an advanced mobile IP/MPLS solution portfolio with the new BX 7000 multi-access gateway router for the cell site, M-series circuit emulation physical interface cards for the aggregation site and a suite of software features designed to simplify deployment, provisioning and management of mobile backhaul networks. We also introduced the JCS 1200, a high-performance control plane scaling platform. In addition, we announced three new line card families for the MX-series Ethernet Services Routes. These cards known as Dense Port Concentrators or (“DPC”) provide physical interfaces for the MX-series. These cards allow customers greater flexibility in network design with the MX-series by providing connections to lower speed Ethernet platforms (10mb & 100mb), copper based infrastructures and by combining a wide range of Ethernet speeds in a single chassis slot. For the enterprise market, we introduced the EX-series, a family of Ethernet switches that leverage the operational simplicity and carrier-class reliability of our JUNOS software. We also announced a new family of Intrusion Detection and Prevention (IDP) appliances that deliver up to 10 Gbps real-world throughput and performance to enable Intrusion Prevention System (IPS) appliance deployments in the network core, the integration of services, including Firewall and chassis clustering into JUNOS software for implementation on the J-series services router and the Security Threat Response Manager (STRM), a platform capable of providing businesses with a centralized scalable and effective way to log and manage a rapidly evolving threat landscape.
Changes to Segments
Beginning in January 2008, we realigned our reporting structure which resulted in two segments: Infrastructure and SLT. The previously reported Service segment has been combined into the following two segments:
•	Infrastructure: Our Infrastructure segment includes products and services related to the E-, M-, MX- and T-series router product families, EX-series switching products, as well as the circuit-to-packet products.

•	SLT: Our SLT segment consists primarily of products and services related to our Firewall systems and appliances, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention appliances (“IDP”), the J-series router product family and wide area network (“WAN”) optimization platforms.
Stock Repurchase Activity
During the six months ended June 30, 2008, we repurchased $121.3 million or 4.7 million shares of our common stock via open market purchases under two stock repurchase programs that were authorized by our Board of Directors.
Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), we repurchased approximately 2.2 million shares of our common stock at an average price of $24.61 per share for a total purchase price of $53.1 million during the three months ended March 31, 2008. No shares were repurchased under this program during the second quarter of 2008. As of June 30, 2008, we have repurchased and retired approximately 71.6 million shares of our common stock under the 2006 Stock Repurchase Program at an average price of $23.41 per share, and the program had remaining authorized funds of $323.8 million

The Board of Directors approved another $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, we repurchased approximately 2.5 million shares of our common stock at an average price of $26.84 per share for a total purchase price of $68.2 million during the three and six months ended June 30, 2008. As of June 30, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $931.8 million.
Subsequent to June 30, 2008, through the filing of this report, we have repurchased and retired approximately 1.5 million shares of our common stock for approximately $35.2 million under the 2008 Stock Repurchase Program at an average price of $23.40 per share. The 2008 Stock Repurchase Program had remaining authorized funds of $896.6 million as of the report filing date.
All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Share repurchases under our stock repurchase programs will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
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
Manufacturing
Most of our manufacturing, repair and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our costs of revenues consist of payments to our independent contract manufacturers for product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs and standards that we establish. Our independent contract manufacturers manufacture our products primarily in Canada, China, Malaysia, and the United States. We have employees in our manufacturing and operations organization who manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality. We generally do not own the components and title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment.
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
Nature of Expenses
Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. These costs include items such as wages, commissions, bonuses, vacation, benefits, stock-based compensation, and travel. We increased our headcount by 20% to 6,531 employees as of June 30, 2008, from 5,435 employees as of June 30, 2007, primarily in the research and development, sales, and customer service organizations.

Stock-based compensation and related payroll tax expense was $28.6 million and $52.4 million in the three and six months ended June 30, 2008, respectively, and $23.6 million and $49.5 million in the three and six months ended June 30, 2007, respectively. As of June 30, 2008, approximately $146.7 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years. In addition, approximately $74.1 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards is expected to be recognized over a weighted-average period of approximately 2.5 years.
Facility and information technology departmental costs are allocated to other departments based on usage and headcount, respectively. Facility and information technology related cost increased by $16.0 million and $37.2 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 due to an increase in headcount and the continued build-out of our domestic and international development and test centers and applications to support our internal operations. Facility and information technology related headcount was 256 employees as of June 30, 2008, compared to 213 employees as of June 30, 2007. We expect to further invest in our company-wide information technology infrastructure as we implement our operational excellence initiatives.
Although our revenue transactions are primarily denominated in U.S. dollars, operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Changes in related currency exchange rates may affect our operating results. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the condensed consolidated statements of operations line item to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in other income (expense) on our condensed consolidated statements of operations. The increase in expenses including cost of revenues, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuation, was approximately 3% in the three and six months ended June 30, 2008, compared with the same periods in 2007.
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

Fair Value Accounting
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective beginning on January 1, 2008. We evaluated our existing financial instruments and elected not to adopt the fair value option on our financial instruments. As a result, SFAS 159 did not have any impact on our financial condition or results of operations as of and for the three and six months ended June 30, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future which may have a significant impact on our operating results.
Management believes that there have been no significant changes during the three and six months ended June 30, 2008, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Results of Operations
The following table shows product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	%Change	2008	2007	$ Change	%Change
Net revenues:
Product	$723.9	$541.7	$182.2	34%	$1,398.1	$1,051.5	$346.6	33%
Percentage of net revenues	82.3%	81.5%			82.2%	81.4%
Service	155.1	123.2	31.9	26%	303.8	240.4	63.4	26%
Percentage of net revenues	17.7%	18.5%			17.8%	18.6%

Total net revenues	$879.0	$664.9	$214.1	32%	$1,701.9	$1,291.9	$410.0	32%

Our net revenues increased in the three and six months ended June 30, 2008, compared to the same periods in 2007 primarily as a result of increased sales of both Infrastructure and SLT solutions to the service provider and enterprise markets. In particular, we had success in selling our Infrastructure products to service providers who are adopting next generation networking (“NGN”) IP networks, which are designed for higher capacity and efficiency to help reduce total operating costs and to be able to offer multiple services over a single network. In the second quarter of 2008, we also experienced increased revenue from the enterprise market primarily due to the sales of infrastructure product solutions. In addition, during the three and six months ended June 30, 2008, our new product releases and further expansion into emerging markets contributed to the increase in total net revenues for those periods.

Infrastructure Segment Revenues
The following table shows net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007 (1)	$ Change	%Change	2008	2007 (1)	$ Change	%Change
Net Infrastructure segment revenues:
Infrastructure product revenue	$575.9	$402.9	$173.0	43%	$1,104.6	$788.1	$316.5	40%
Percentage of net revenues	65.5%	60.6%			64.9%	61.0%
Infrastructure service revenue	96.5	78.0	18.5	24%	189.7	153.6	36.1	24%
Percentage of net revenues	11.0%	11.7%			11.2%	11.9%

Total Infrastructure segment revenues (1)	$672.4	$480.9	$191.5	40%	$1,294.3	$941.7	$352.6	37%

Percentage of net revenues	76.5%	72.3%			76.1%	72.9%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue in the Infrastructure and SLT segments.
Infrastructure — Product
For the three months ended June 30, 2008, the increase in Infrastructure product revenue was primarily attributable to revenue growth from our MX- and T-series product families in both the service provider and enterprise markets due to our customers’ increased demand for network infrastructure solutions. To a lesser extent, our EX-series products also contributed to the revenue growth in the second quarter of 2008. For the six months ended June 30, 2008, the increase was primarily due to growth from MX-, M- and T-series product families as both our service provider and enterprise customers’ continued to build out their networks as their bandwidth requirements increased. E-series product revenue increased in the second quarter of 2008, but decreased in the first six months of 2008, primarily as a result of the timing of revenue recognition compared to revenue recognized in the same period in 2007 for prior year shipments. From a geographical perspective, during the second quarter of 2008, we experienced growth in all three regions, with particular strength in EMEA. In the first six months of 2008, we experienced strength in all regions.
We track Infrastructure chassis revenue units and ports shipped to analyze customer trends and indicate areas of potential network growth. Our Infrastructure product platforms are generally modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the router receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table shows Infrastructure revenue units and ports shipped:

	Three Months Ended June30,				Six Months Ended June 30,
	2008	2007	Unit Change		% Change	2008	2007	Unit Change	% Change
Infrastructure chassis revenue units (1)	3,387	2,458	929	38%	6,392		4,948	1,444	29%
Infrastructure ports shipped (1)	94,284	51,824	42,460	82%	172,933		93,431	79,502	85%

(1)	Excludes fixed configuration Ethernet switching products.
Chassis revenue units increased in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increases in chassis units and port shipments were driven by bandwidth demand as customers are seeking to expand capabilities in their networks and to offer differentiating feature-rich multi-play services that allow them to generate new revenue sources. The port shipments also increased in the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to the increase in the overall number of chassis revenue units from richly configured T- and M-series router products during the 2008 periods.

Infrastructure — Service
The increase in Infrastructure service revenue for the three and six months ended June 30, 2008, was primarily due to an increase in our installed base of equipment being serviced. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support service. We also experienced increased professional service revenue due to consulting projects.
SLT Segment Revenues
The following table shows net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007 (1)	$ Change	%Change	2008	2007 (1)	$ Change	%Change
Net SLT segment revenues:
SLT product revenue	148.0	138.8	9.2	7%	293.5	263.4	30.1	11%
Percentage of net revenues	16.8%	20.9%			17.2%	20.4%
SLT service revenue	58.6	45.2	13.4	30%	114.1	86.8	27.3	31%
Percentage of net revenues	6.7%	6.8%			6.7%	6.7%

Total SLT segment revenues (1)	$206.6	$184.0	$22.6	12%	$407.6	$350.2	$57.4	16%

Percentage of net revenues	23.5%	27.7%			23.9%	27.1%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue in the Infrastructure and SLT segments.
SLT — Product
We experienced increases in SLT product revenue from Firewall products, which include branch and high-end Firewall products, and J-series products in the three and six months ended June 30, 2008, compared to the same periods a year ago, partially offset by a decline in revenues from DX and WX products. The integrated systems introduced prior to 2007, such as the SSG Firewall products, gained further traction in the market place with revenue from these product lines growing in the three and six months ended June 30, 2008, compared to same periods in 2007. In the second quarter of 2008, we experienced sales growth primarily in the enterprise market and in the first half of 2008; we experienced sales growth both in the service provider and enterprise markets. Geographically, revenues increased in EMEA and APAC, for the three months ended June 30, 2008. We experienced revenue increases in the EMEA and APAC, which were partially offset by a decrease in the Americas regions in the six months ended June 30, 2008.
The following table shows SLT revenue units recognized:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Unit Change	% Change	2008	2007	Unit Change	% Change
Service Layer Technologies revenue units	60,857	56,046	4,811	9%	120,137	112,306	7,831	7%
The increase in SLT revenue units of 9% was consistent with the 7% growth in SLT product revenue in the three months ended June 30, 2008. In the six months ended June 30, 2008, SLT revenue units increased by 7% compared to the 11% growth in SLT product revenue which was primarily due to the product mix that favored higher margin products as compared to the same period in 2007.
In January 2008, we announced a plan to phase out our DX product line. These products will be supported until 2013. We do not expect this plan to have a material impact on our condensed consolidated results of operations, cash flows, and financial condition.
SLT — Service
The increase in SLT service revenue was primarily due to an increase in our installed base of equipment being serviced. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support.

Net Revenues by Geographic Region
The following table shows the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Americas:
United States	$325.3	$289.7	$35.6	12%	$713.4	$569.2	$144.2	25%
Other	63.3	25.5	37.8	148%	93.2	41.4	51.8	125%

Total Americas	388.6	315.2	73.4	23%	806.6	610.6	196.0	32%
Percentage of net revenues	44.2%	47.4%			47.4%	47.3%
Europe, Middle East, and Africa	285.6	197.8	87.8	44%	525.7	407.2	118.5	29%
Percentage of net revenues	32.5%	29.7%			30.9%	31.5%
Asia Pacific	204.8	151.9	52.9	35%	369.6	274.1	95.5	35%
Percentage of net revenues	23.3%	22.9%			21.7%	21.2%

Total	$879.0	$664.9	$214.1	32%	$1,701.9	$1,291.9	$410.0	32%

Net revenues in the Americas region increased in absolute dollars in the second quarter of 2008 compared to the same period in 2007 primarily due to growth in revenue from both service provider and enterprise customers. In the United States, revenue increased in the service provider market as well as the enterprise market, particularly from federal government customers. Net revenues in the Americas region increased in absolute dollars in the first half of 2008 compared to the same period in 2007 primarily due to increased sales of our core routers to the service provider market in the United States as our customers continued to focus on increasing network performance, reliability and scale. Net revenues in the Americas region as a percentage of total net revenue decreased in the three months ended June 30, 2008, primarily due to the relative strength of sales in EMEA and APAC. During the six months ended June 30, 2008, net revenues in the Americas region as a percentage of total net revenues slightly increased primarily due to increased sales of our core routers to the service provider and enterprise markets particularly in the United States, compared to the same period in 2007, respectively.
Net revenues in EMEA increased in the three and six months ended June 30, 2008, compared to the same periods in 2007 primarily due to revenue growth in emerging markets in Eastern Europe, Middle East, and Africa which was driven by service provider network build-outs as a result of bandwidth demand and growth in the enterprise market. Net revenue in EMEA as a percentage of total net revenue increased in the three months ended June 30, 2008, primarily due to strength in the service provider market and decreased in the six months ended June 30, 2008, primarily due to relative strength of the Americas and APAC regions, compared to the same periods in 2007, respectively.
Net revenues in APAC increased, in absolute dollars and as a percentage of total net revenues, in the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to strength in Japan, China and the Association of Southeast Asian Nations (“ASEAN”) countries, which was driven by bandwidth demand as well as our customers’ deployment of routing platforms for their next-generation network. Increased sales in these countries were partially offset by a decrease in revenue from Australia.
Net Revenues by Markets and Customers
We sell our high-performance network products and service offerings from both the Infrastructure and SLT segments to two primary markets – service providers and enterprise. The service provider market includes wireline, wireless, and cable operators as well as major internet content and application providers. The enterprise market represents businesses; federal, state and local governments; and research and education institutions. During the three and six months ended June 30, 2008, the service provider market accounted for 72.6% and 73.2%, respectively, of our net revenues, and the enterprise market accounted for 27.4% and 26.8%, respectively, of our net revenues. During the three and six months ended June 30, 2007, the service provider market accounted for 71.9% and 71.8%, respectively, of our net revenues, and the enterprise market accounted for 28.1% and 28.2%, respectively, of our net revenues. Net revenues to the service provider market increased by 33% and 34% during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Net revenues to the enterprise market increased by 29% and 25% during the three and six months ended June 30, 2008, compared to the same periods in 2007.
NSN accounted for 10.4% of our net revenues in the three months ended June 30, 2008, and no single customer accounted for greater than 10.0% of our net revenues during the six months ended June 30, 2008. NSN and Verizon each accounted for greater than 10.0% of our net revenues during the same periods in 2007.

Cost of Revenues
The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Cost of revenues: Product	$215.1	$159.9	$55.2	35%	$406.9	$314.8	$92.1	29%
GM as a percentage of product revenues	70.3%	70.5%			70.9%	70.1%
Service	74.2	60.9	13.3	22%	147.2	118.1	29.1	25%
GM as a percentage of service revenues	52.2%	50.6%			51.6%	50.9%

Total cost of revenues	$289.3	$220.8	$68.5	31%	$554.1	$432.9	$121.2	28%

GM as a percentage of net revenues	67.1%	66.8%			67.4%	66.5%
Cost of product revenues increased in the three and six months ended June 30, 2008, compared to the same periods in 2007, while product gross margin slightly decreased in the three months ended June 30, 2008, and increased in the six months ended June 30, 2008, compared to the same periods of 2007.
The increase in cost of product revenues in absolute dollars was primarily due to our increase in product revenues, which resulted in higher product costs. The slight decrease in product gross margin as a percentage of product revenues in the three months ended June 30, 2008, compared to same period in 2007, is primarily attributable to changes in the geography mix within our Infrastructure segment, and, particularly with a higher percentage of total product revenue experienced outside of the Americas. This overall decrease in product gross margin was partially offset by increased product gross margin within our SLT segment primarily due to increased sales of the higher margin Firewall and J-series products in the 2008 periods. The increase in product gross margin as a percentage of product revenues in the six months ended June 30, 2008, compared to same period in 2007, was primarily attributable to revenue growth from Infrastructure products across the higher-margin T- and M-series product families.
As of June 30, 2008, and 2007, we had 214 and 173 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
The increases in cost of service revenues and service gross margin were commensurate with the growth in revenue in absolute dollars and the timing of our spares components purchases. Personnel related charges, consisting of salaries, bonus, fringe benefits expenses, stock-based compensation expenses, and other employee-related expenses increased $6.9 million and $12.4 million in the three and six months ended June 30, 2008, respectively, primarily due to a 12% increase in headcount, from 691 to 773 employees, in the customer service organization to build our world-wide operations. Our outside service expense also increased in the 2008 periods. Additionally, facilities and information technology expenses related to cost of service revenues increased in connection with the growth of service business as a portion of our overall operations.
Operating Expenses
The following table shows operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Research and development	$186.4	$148.7	$37.7	25%	$357.0	$289.8	$67.2	23%
Sales and marketing	190.3	156.9	33.4	21%	376.3	307.5	68.8	22%
General and administrative	35.6	28.0	7.6	27%	69.3	55.3	14.0	25%
Amortization of purchased intangible assets	8.0	22.7	(14.7)	(65%)	33.1	45.5	(12.4)	(27%)
Other charges, net	9.0	1.6	7.4	463%	9.0	14.2	(5.2)	(37%)

Total operating expenses	$429.3	$357.9	$71.4	20%	$844.7	$712.3	$132.4	19%

Operating income	$160.5	$86.2	$74.3	86%	$303.1	$146.7	$156.4	107%

The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	21.2%	22.4%	21.0%	22.4%
Sales and marketing	21.6%	23.6%	22.1%	23.8%
General and administrative	4.1%	4.2%	4.1%	4.3%
Amortization of purchased intangible assets	0.9%	3.4%	1.9%	3.5%
Other charges, net	1.0%	0.2%	0.5%	1.1%

Total operating expenses	48.8%	53.8%	49.6%	55.1%

Operating income	18.3%	13.0%	17.8%	11.4%

The increase in research and development expenses for the three and six months ended June 30, 2008, was primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. Research and development expenses primarily consist of personnel related expenses and new product development costs. Personnel related charges, consisting of salaries, bonus, fringe benefits expenses, stock-based compensation expenses, and other employee-related expenses increased $23.1 million and $38.5 million in the three and six months ended June 30, 2008, respectively, primarily due to a 23% increase in headcount, from 2,354 to 2,898 employees in the engineering organization to support product innovation intended to capture anticipated future network infrastructure growth and opportunities. Outside consulting and other development expense also increased to support our product innovation initiatives. Additionally, facilities and information technology expenses related to research and development expenses increased to support these engineering efforts.
The increase in sales and marketing expenses was primarily due to increases in personnel related expenses and marketing expenses. Personnel related charges, consisting of salaries, commissions, bonus, fringe benefits, stock-based compensation expenses, and other employee-related expenses increased $20.7 million and $35.7 million for the three and six months ended June 30, 2008, respectively, primarily due to a 19% increase in headcount from 1,733 to 2,068 employees in our worldwide sales and marketing organizations. Included in the personnel charges was an increase in commission expense of $2.7 million for the six months ended June 30, 2008, compared to the same period in 2007, due to our higher net revenues. We also increased our investment in corporate and channel marketing efforts from the prior year. As our sales force grew, we also increased facilities and information technology expense related to the sales and marketing organizations in the three months and six months ended June 30, 2008, compared to the same 2007 periods.
The increase in general and administrative expenses was primarily due to an increase in personnel related expenses and outside professional services. Personnel related charges, consisting of salaries, bonus, fringe benefits, stock-based compensation expenses, and other employee-related expenses increased $4.6 million and $6.6 million in the three and six months ended June 30, 2008, respectively, compared to the same 2007 periods, primarily due to a 19% increase in headcount in our worldwide general and administrative functions from 271 to 322 employees to support the overall growth of the business. Outside professional service fees increased in the three and six months ended June 30, 2008, compared to the same 2007 periods as a result of increased legal fees and business processes re-engineering costs. Additionally, facilities and information technology related to general and administrative expenses increased to support our growing business.
Research and development, sales and marketing and general and administrative expenses each decreased as a percentage of net revenues in the three and six months ended June 30, 2008, compared to the same 2007 periods, primarily due to our focused execution and cost control initiatives.
Amortization of purchased intangible assets decreased $14.7 million and $12.4 million in the three and six months ended June 30, 2008, respectively, compared to the same 2007 periods, primarily due to a decrease in amortization expense as certain purchased intangible assets became fully amortized during the second quarter of 2008. This decrease was partially offset by the inclusion of an impairment charge of $5.0 million, for the six months ended June 30, 2008, as a result of the phase out of our DX products.
Other charges, net, increased $7.4 million in the three months ended June 30, 2008, primarily due to a $9.0 million legal settlement expense and decreased $5.2 million in the six months ended June 30, 2008, primarily due to the absence of stock investigation and tax related charges that were incurred in the same periods a year ago. See Note 4 – Other Financial Information under “Other Charges, Net” in Notes to Condensed Consolidated Financial Statements in Item I of this Form 10-Q, for more information.

Interest and Other Income, Net, Gain or (Loss) on Minority Equity Investments, and Income Tax Provision
The following table shows net interest and other income and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Interest and other income, net	$13.2	$25.5	$(12.3)	(48%)	$30.8	$58.4	$(27.6)	(47%)
Percentage of net revenues	1.5%	3.8%			1.8%	4.5%
(Loss) gain on minority equity investments	(1.5)	6.7	(8.2)	(122%)	(1.5)	6.7	(8.2)	(122%)
Percentage of net revenues	(0.2%)	1.0%			N/M *	(0.5%)
Income tax provision	51.7	32.3	19.4	60%	101.7	59.1	42.6	72%
Percentage of net revenues	5.9%	4.9%			6.0	4.6%

*N/M	– Not meaningful
The decrease in interest and other income, net, was primarily due to lower interest rates in the 2008 period as compared to a year ago.
The gain (loss) on minority equity investments decreased by $8.2 million in the three and six months ended June 30, 2008, compared to the same periods in 2007. In the three and six months ended June 30, 2008, we recorded a loss on two of our minority equity investments. In the three and six months ended June 30, 2007, we realized a gain from one of our minority equity investments that completed an initial public offering.
We recorded tax provisions of $51.7 million and $32.3 million for the three months ended June 30, 2008 and 2007, or effective tax rates of 30% and 27%, respectively. We recorded tax provisions of $101.7 million and $59.1 million for the six months ended June 30, 2008 and 2007, or effective tax rates of 31% and 28%, respectively. The effective tax rates for the three and six months ended June 30, 2008, differ from the federal statutory rate of 35% and the rate for the same periods in 2007 primarily due to earnings in foreign jurisdictions which are subject to lower rates and a reduced benefit from tax credits due to the expiration of the federal research and development credit law at December 31, 2007. Our income taxes payable for federal and state purposes was reduced by the tax benefit from employee stock option transactions. This benefit totaled $14.6 million and $19.1 million for the three and six months ended June 30, 2008, respectively, and was reflected as an increase to additional paid-in capital.
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

Segment Information
For a description of the products and services for each segment; See Note 7 – Segments in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.
Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007 (1)	$ Change	% Change	2008	2007 (1)	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$575.9	$402.9	$173.0	43%	$1,104.6	$788.1	$316.5	40%
Service	96.5	78.0	18.5	24%	189.7	153.6	36.1	24%

Total Infrastructure revenues	672.4	480.9	191.5	40%	1,294.3	941.7	352.6	37%

Service Layer Technologies:
Product	148.0	138.8	9.2	7%	293.5	263.4	30.1	11%
Service	58.6	45.2	13.4	30%	114.1	86.8	27.3	31%

Total Service Layer Technologies revenues	206.6	184.0	22.6	12%	407.6	350.2	57.4	16%

Total net revenues	879.0	664.9	214.1	32%	1,701.9	1,291.9	410.0	32%

Operating income:
Infrastructure	195.1	133.5	61.6	46%	386.6	259.4	127.2	49%
Service Layer Technologies	12.3	2.0	10.3	N/M	18.5	(0.8)	19.3	N/M

Total segment operating income	207.4	135.5	71.9	53%	405.1	258.6	146.5	57%
Other corporate (2)	—	—	—	—	(4.7)	—	(4.7)	N/M

Total management operating income	207.4	135.5	71.9	53%	400.4	258.6	141.8	55%
Amortization of purchased intangible assets	(9.4)	(24.1)	14.7	61%	(35.9)	(48.2)	12.3	26%
Stock-based compensation expense	(27.3)	(21.5)	(5.8)	(27%)	(50.1)	(47.4)	(2.7)	(6%)
Stock-based payroll tax expense	(1.2)	(2.1)	0.9	43%	(2.3)	(2.1)	(0.2)	(10%)
Other charges, net	(9.0)	(1.6)	(7.4)	N/M	(9.0)	(14.2)	5.2	37%

Total operating income	160.5	86.2	74.3	86%	303.1	146.7	156.4	107%
Interest and other income, net	11.6	32.3	(20.7)	(64%)	29.3	65.2	(35.9)	(55%)

Income before income taxes	$172.1	$118.5	$53.6	45%	$332.4	$211.9	$120.5	57%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Other corporate represents miscellaneous expenses that have not been allocated to segment operating results.

N/M	- Not meaningful.

The following table shows financial information for each segment as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007 (1)	2008	2007 (1)
Net Revenues:
Infrastructure:
Product	65.5%	60.6%	64.9%	61.0%
Service	11.0%	11.7%	11.2%	11.9%

Total Infrastructure revenues	76.5%	72.3%	76.1%	72.9%
Service Layer Technologies:
Product	16.8%	20.9%	17.2%	20.4%
Service	6.7%	6.8%	6.7%	6.7%

Total Service Layer Technologies revenues	23.5%	27.7%	23.9%	27.1%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating income:
Infrastructure	22.2%	20.1%	22.7%	20.1%
Service Layer Technologies	1.4%	0.3%	1.1%	(0.1%)

Total segment operating income	23.6%	20.4%	23.8%	20.0%
Other corporate (2)	—	—	(0.3%)	—

Total management operating income	23.6%	20.4%	23.5%	20.0%
Amortization of purchased intangible assets	(1.1%)	(3.6%)	(2.2%)	(3.7%)
Stock-based compensation expense	(3.1%)	(3.2%)	(2.9%)	(3.7%)
Stock-based payroll tax expense	(0.1%)	(0.3%)	(0.1%)	(0.2%)
Other charges, net	(1.0%)	(0.3%)	(0.5%)	(1.0%)

Total operating income	18.3%	13.0%	17.8%	11.4%
Interest and other income, net	1.3%	4.8%	1.7%	5.0%

Income before income taxes	19.6%	17.8%	19.5%	16.4%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Other corporate represents miscellaneous expenses that have not been allocated to segment operating results.
Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Net Revenues.”
Infrastructure segment operating income increased in the three and six months ended June 30, 2008, compared to the same periods in 2007, due to revenue growth outpacing expense growth. Infrastructure product gross margin increased in absolute dollars in the three months ended June 30, 2008, compared to the year ago period primarily due to revenue growth in the T- and M-series product families which generally have higher margins. The Infrastructure gross margin percentage decreased slightly in the second quarter of 2008, compared to the same 2007 period, primarily as a result of geographical mix during the period discussed in “Net Revenue by Geographic Region” above. For the six months ended June 30, 2008, Infrastructure gross margin and gross margin percentage increased as we experienced a favorable product mix and derived a larger portion of revenues from richly configured high-end T- and M-series router products as well as high-margin port shipments.
We continued to invest in research and development efforts to continue our innovation of products and expand our Infrastructure product portfolio, but our research and development expense decreased as a percentage of Infrastructure net revenues primarily due to revenue growing faster than expenses. We will continue to make investments to expand our product features and functionality based upon the trends in the market place. Additionally, our sales and marketing expenses decreased slightly as a percentage of Infrastructure revenues, but increased in absolute dollars as we increased our efforts to reach enterprise and service provider customers. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the Infrastructure segment generally based upon revenue, usage and headcount.
SLT Segment
An analysis of the change in revenue for the SLT segment, and the change in units, can be found above in the section titled “Net Revenues.”

SLT segment operating income increased in the three and six months ended June 30, 2008, compared to the same periods in 2007 primarily due to revenue growth outpacing increases in SLT expenses. SLT product gross margin and gross margin percentage increased in the three and six months ended June 30, 2008, compared to prior year periods, primarily due to product mix, particularly from an increase in the mix of higher margin high-end Firewall and J-series products in 2008. Research and development related costs increased in absolute dollars, but decreased as a percentage of SLT revenues in the three and six months ended June 30, 2008, compared to the same 2007 periods, primarily due to cost control initiatives that resulted in revenue growing faster than research and development expenses. Additionally, sales and marketing as well as general and administrative expenses as a percentage of SLT net revenues decreased primarily attributable to our focused execution. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on revenue, usage and headcount. We generally experienced seasonality and fluctuations in the demand for our SLT products, which may result in greater variations in our quarterly revenue.
Amortization of Purchased Intangible Assets, Stock-Based Compensation and Related Payroll Tax Expense, Other Charges, Net, and Interest and Other Income, Net.
See “Nature of Expenses” and “Operating Expenses” for further discussion.
Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess quarterly operating results:

	Three Months Ended June 30,
	2008	2007
Days sales outstanding (DSO)(a)	43	35
Book-to-bill ratio(b)	>1	>1

(a)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days for the three months ended June 30, 2008. DSO increased in the second quarter of 2008 compared to same period of 2007, primarily due to the timing of receipts from our customers.

(b)	Book-to-bill ratio represents the ratio of product bookings divided by product revenues during the period.
Liquidity and Capital Resources
Overview
We have funded our business through our operating activities and by issuing securities. The following table shows our capital resources (in millions, except percentages):

	June 30,	December 31,
	2008	2007	$ Change	% Change
Working capital	$1,915.7	$1,175.3	$740.4	63%

Cash and cash equivalents	$2,040.4	$1,716.1	$324.3	19%
Short-term investments	263.2	240.4	22.8	9%
Long-term investments	45.2	59.3	(14.1)	(24%)

Total cash, cash equivalents and available-for-sale investments	$2,348.8	$2,015.8	$333.0	17%

The significant components of our working capital are cash and cash equivalents, short-term investments and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities and short-term deferred revenue. Working capital increased primarily due to an increase in cash and cash equivalents balance due to cash generated from operations and the conversion of our Senior Notes into common stock.
During the six months ended June 30, 2008, we repurchased $121.3 million or 4.7 million shares of our common stock via open market purchases under two stock repurchase programs that were authorized by our Board of Directors.

Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), we repurchased approximately 2.2 million shares of our common stock at an average price of $24.61 per share, for a total purchase price of $53.1 million during the three months ended March 31, 2008. No shares were repurchased under this program during the second quarter of 2008. As of June 30, 2008, we have repurchased and retired approximately 71.6 million shares of our common stock under the 2006 Stock Repurchase Program at an average price of $23.41 per share, and the program had remaining authorized funds of $323.8 million.
The Board of Directors approved another $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, we repurchased approximately 2.5 million shares of our common stock at an average price of $26.84 per share, for a total purchase price of $68.2 million during the three and six months ended June 30, 2008. As of June 30, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $931.8 million.
All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Share repurchases under the our stock repurchase programs will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations as well as cash generated from the exercise of employee stock options and purchase under our employee stock purchase plan will be sufficient to fund our operations, debt, and growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments and other liquidity requirements associated with our existing operations during the same period.
However, our future capital requirements may vary materially from those now planned depending on many factors, including:
•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditures and research and development plans;

•	the market acceptance of our products;

•	repurchases of our common stock;

•	issuance and repayment of debt;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to our future restructuring plans, if any;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our equity incentive plans; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of international conflicts and related uncertainties.
Cash Requirements and Contractual Obligations
Our principal commitments primarily consisted of obligations outstanding under operating leases, purchase commitments, tax liabilities and other contractual obligations.
As of June 16, 2008, holders of approximately $399.2 million in aggregate principal amount of Senior Notes had converted these notes into approximately 19.8 million shares of our common stock. We settled the remaining Senior Notes with a face value of $0.3 million principal amount at maturity for cash. As of June 30, 2008, all of our Senior Notes were retired.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 1.9 million square feet world wide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in January 2017. As of June 30, 2008, future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $225.6 million, of which $28.1 million will be paid over the remaining six months of 2008.
In order to reduce manufacturing lead times and ensure adequate component supply, the contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecast. As of June 30, 2008, there were NCNR component orders placed by our contract manufacturers with a value of $113.0 million. We increased our NCNR component orders by $10.2 million in the six months ended June 30, 2008, to reduce our production lead time. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not take ownership of the components and title to the products transfers from contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders. As of June 30, 2008, we had accrued $26.2 million based on our estimate of such charges.
As of June 30, 2008, we had $79.3 million of long-term liabilities in our condensed consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next 12 months due to uncertainties in the timing of tax audit outcomes.
As of June 30, 2008, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a software subscription requiring payment of $5.0 million in January 2009, and a joint development agreement for $24.5 million with quarterly payments of $3.5 million through January 2010. Additionally, in the second quarter of 2008, we entered into a five year, $34.0 million data center hosting agreement requiring payments of $8.4 million in the third quarter of 2008. The remaining commitment under this agreement is expected to be paid through the end of April 2013. As of June 30, 2008, $34.0 million remained unpaid under the data center hosting agreement.

In the six months ended June 30, 2008, cash and cash equivalents increased by $324.3 million, of which $455.4 million was generated from our operating activities. This increase was partially offset by cash used in investing activities of $95.6 million and cash used in financing activities of $35.5 million.
Operating Activities
We generated cash from operating activities of $455.4 million in the six months ended June 30, 2008, compared to $350.7 million in the same period of 2007. The increase of $104.7 million in the 2008 period compared to a year ago was chiefly due to the following activities within the period:
•	Net income of $230.8 million in the six months ended June 30, 2008, compared to $152.8 million in the same 2007 period due to revenue growth and decreases in expenses as a percentage of net revenues.

•	Cash outflow of $44.0 million due to an increase in net accounts receivable in the second quarter of 2008, which was primarily due to the timing of product shipments at the end of the quarter.

•	Cash inflow of $79.5 million due to an increase in deferred revenue in the six months ended June 30, 2008, as compared to an increase of $65.1 million for the six months ended June 30, 2007. This increase in cash inflow is due to the impact of the growing installed base on deferred service revenue and the impact on deferred product revenue from customer payments received in advance of product acceptance.

•	Cash inflow of $47.7 million primarily due to increases in other payables and liabilities. In particular, our income taxes payable and long-term tax reserve liabilities increased by $25.9 million in the six months ended June 30, 2008, compared $4.1 million in the same 2007 period, due to the timing of payments of federal, state and foreign income taxes.
Investing Activities
For the six months ended June 30, 2008, net cash used by investing activities was $95.6 million compared to $442.8 million of net cash generated by investing activities in the six months ended June 30, 2007. The change compared to the prior year period was primarily due to the movement of cash from short and long-term investments to cash and cash equivalents during the first six months of 2007 in anticipation of stock repurchases under the 2006 Stock Repurchase Program. In the first six months of 2008, we invested a net $10.2 million in available-for-sale investments based upon our investment strategy.
Financing Activities
Net cash used in financing activities was $35.5 million and $1,529.8 million for the six months ended June 30, 2008 and 2007, respectively. In the six months ended June 30 2008, we used $121.3 million to repurchase our common stock, partially offset by cash proceeds of $77.1 million from common stock issued to employees, compared to the $1,623.2 million repurchases in the same 2007 period, partially offset by cash proceeds of $89.6 million from common stock issued to employees.
Factors That May Affect Future Results
A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We maintain an investment portfolio of various holdings, types and maturities. The values of our investments are subject to market price volatility. In addition, a portion of our cash and marketable securities are held in non-U.S. domiciled countries. These securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial net gains or losses during the three and six months ended June 30, 2008 and 2007 related to the sales of our investments.
Foreign Currency Risk and Foreign Exchange Forward Contracts
Periodically, we use derivatives to partially offset our market exposure to fluctuations in foreign currencies. We do not enter into derivatives for speculative or trading purposes.
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
Our sales are primarily denominated in U.S. dollars. Our costs of revenues and operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statements of operations line item to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2008 and 2007, in interest and other income, net on our condensed consolidated statements of operations. Research and development, sales and marketing, as well as general and administrative expenses slightly increased in the three and six months ended June 30, 2008, compared with the same periods in 2007, due to the effect of foreign currency fluctuations.
Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a publicly-traded equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The aggregate fair value of our marketable equity securities was $5.0 million and $8.6 million as of June 30, 2008, and December 31, 2007, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.
In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $23.8 million and $23.3 million as of June 30, 2008, and December 31, 2007, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Attached as exhibits to this report are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
In 2007, we initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, CRM system and our ERP system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The factors that may affect the unpredictability of our quarterly results include, but are not limited to; limited visibility into customer spending plans, changes in the mix of products sold, changing market conditions, including current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters.
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
Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.
Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties and constrained spending on network expansion have previously resulted (for example, in 2001 and 2002), and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast and manage our contract manufacturer relationships. In addition, recent turmoil in the geopolitical environment in many parts of the world and sustained increases in energy costs may continue to put pressure on global economic conditions, which could lead to higher costs of production and/or reduced demand for our products. Economic downturns may also lead to restructuring initiatives and associated expenses and impairment of investments. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network expansion could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.
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
For arrangements with multiple elements, vendor specific objective evidence of fair value of the undelivered element is required in order to separate the components and to account for elements of the arrangement separately. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain vendor specific objective evidence of fair value for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered or if the only undelivered element is maintenance revenue would be recognized ratably over the contractual maintenance period, which is generally one year but could be substantially longer.
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
We depend on independent contract manufacturers (each of which is a third party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. For example, in connection with the 2008 Olympic Games the government of China has indicated that it may impose temporary limits on certain activities, including business operations and personal travel. While we do not expect to be impacted by any such limitations, there can be no assurance that any such limits will not adversely affect our contract manufacturers’ or suppliers’ activities in China. Each of these factors could adversely affect our business and financial results.
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
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. NSN accounted for greater than 10% of our net revenues during the three months ended June 30, 2008, and no single customer accounted for greater than 10% of our net revenues during the six months ended June 30, 2008. NSN and Verizon each accounted for greater than 10% of our net revenues during the three and six months ended June 30, 2007. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Any downturn in the business of our key customers or potential new customers could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations. In addition, in recent years there has been consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc. and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of NSN and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business and operating results.
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
We have initiated a project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our CRM system and our ERP system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our financial position, results of operations and cash flows could be negatively impacted.
Litigation or claims regarding intellectual property rights may be time consuming, expensive and require a significant amount of resources to prosecute, defend or make our products non-infringing.
Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they have been and can be time consuming, result in costly litigation and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.
Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.
Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
The majority of our revenues and expenses are transacted in U.S. Dollars. We also have some transactions that are denominated in foreign currencies, primarily the British Pound, the Euro, Indian Rupee and Japanese Yen related to our sales and service operations outside of the United States. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in

U.S. Dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.
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
Our products are highly technical and complex, are critical to the operation of many networks and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, loss of future business, and increased service and warranty cost, any of which could adversely affect our business and results of operations. Also, in the event an error, defect or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.
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
We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest in many regions and other factors, which could have a material impact on our international revenues and operations. In particular, in some countries we may experience reduced intellectual property protection. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we implement policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors and agents will not take actions in violation of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business.

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
At June 30, 2008, we had $2,040.4 million in cash and cash equivalents and $308.4 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs	Programs(1)
April 1 –April 30, 2008	282,404	$27.32	282,404	$1,316,032,950
May 1 – May 31, 2008	1,129,616	28.28	1,129,616	1,284,061,654
June 1 – June 30, 2008	1,129,616	25.23	1,129,616	1,255,536,054

Total	2,541,636	$26.84	2,541,636

(1)	In July 2006 and February 2007, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2006 Stock Repurchase Program”). This program authorizes the Company to purchase up to a total of $2.0 billion of the Company’s common stock. In addition, during March 2008, the Board approved a new stock repurchase program (the “2008 Stock Repurchase Program”) which enables the Company to purchase up to $1.0 billion of the Company’s common stock. This new program is in addition to the 2006 Stock Repurchase Program. During the three and six months ended June 30, 2008, the Company repurchased and retired 2,541,636 shares and 4,697,794 shares of common stock at an average price of $26.84 per share and $25.82 per share, respectively, under the 2006 Stock Repurchase Program and the 2008 Stock Repurchase Program. Purchases under these programs will be subject to a review of the circumstances in place at the time. Acquisitions under this stock repurchase program will be made from time to time as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of Juniper Networks, Inc. was held on May 21, 2008, at 1220 N. Mathilda Ave., Sunnyvale, California. The results of the voting on the matters submitted to the stockholders are as follows:
Proposal 1: To elect two members of the Company’s Board of Directors.

	Votes For	Withheld
Mary B. Cranston	453,837,706	11,261,829
J. Michael Lawrie	456,349,256	8,750,279

Proposal 2: To approve the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan.

Votes for:	410,178,332
Votes against:	3,885,111
Abstain:	4,297,495
Proposal 3: To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

Votes for:	451,993,615
Votes against:	8,717,697
Abstain:	4,388,222
In addition to Ms. Cranston and Mr. Lawrie, the terms of following members of the Company’s Board of Directors continued following the annual meeting of stockholders: Scott Kriens, Robert Calderoni, Michael Rose, Stratton Sclavos, Pradeep Sindhu and William Stensrud.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008)

10.1	Description of Compensatory Arrangements for Edward Minshull adopted on May 13, 2008 (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2008)

10.2	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 16, 2008)

10.3	Juniper Networks, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 16, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
August 8, 2008	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008)

10.1	Description of Compensatory Arrangements for Edward Minshull adopted on May 13, 2008 (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2008)

10.2	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 16, 2008)

10.3	Juniper Networks, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 16, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002