Form 10-Q
period 2008-09-30
JUNIPER NETWORKS INC
filed 2008-11-10
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were approximately 527,951,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of October 31, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Product	$766,969	$606,769	$2,165,100	$1,658,237
Service	179,993	128,279	483,783	368,669

Total net revenues	946,962	735,048	2,648,883	2,026,906
Cost of revenues:
Product	230,060	168,123	636,985	482,956
Service	77,519	64,163	224,711	182,213

Total cost of revenues	307,579	232,286	861,696	665,169

Gross margin	639,383	502,762	1,787,187	1,361,737
Operating expenses:
Research and development	194,014	167,887	551,017	457,682
Sales and marketing	200,600	177,762	576,886	485,263
General and administrative	37,623	29,182	106,866	84,436
Amortization of purchased intangible assets	5,190	20,230	38,318	65,710
Other charges, net	—	(5,062)	9,000	9,164

Total operating expenses	437,427	389,999	1,282,087	1,102,255

Operating income	201,956	112,763	505,100	259,482
Interest and other income, net	9,740	17,945	40,517	76,365
(Loss) gain on minority equity investments	—	—	(1,499)	6,745

Income before income taxes	211,696	130,708	544,118	342,592
Provision for income taxes	63,188	45,609	164,845	104,666

Net income	$148,508	$85,099	$379,273	$237,926

Net income per share:
Basic	$0.27	$0.17	$0.71	$0.44

Diluted	$0.27	$0.15	$0.67	$0.41

Shares used in computing net income per share:
Basic	540,983	515,658	534,894	543,094

Diluted	554,350	561,401	561,932	582,780

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,778,497	$1,716,110
Short-term investments	242,440	240,355
Accounts receivable, net of allowances	368,604	379,759
Deferred tax assets, net	172,009	171,598
Prepaid expenses and other current assets	40,741	47,293

Total current assets	2,602,291	2,555,115
Property and equipment, net	427,211	401,818
Long-term investments	110,744	59,329
Restricted cash	43,466	35,515
Goodwill	3,658,602	3,658,602
Purchased intangible assets, net	35,420	77,844
Other long-term assets	113,894	97,183

Total assets	$6,991,628	$6,885,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,129	$219,101
Accrued compensation	129,142	158,710
Accrued warranty	43,131	37,450
Deferred revenue	433,335	425,579
Income taxes payable	53,239	52,324
Convertible debt	—	399,496
Other accrued liabilities	92,769	87,183

Total current liabilities	982,745	1,379,843
Long-term deferred revenue	129,199	87,690
Long-term income tax payable	82,508	41,482
Other long-term liabilities	20,389	22,531
Commitments and Contingencies — See Note 9
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 528,530 shares and 522,815 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	5	5
Additional paid-in capital	8,777,987	8,154,932
Accumulated other comprehensive income (loss)	(5,347)	12,251
Accumulated deficit	(2,995,858)	(2,813,328)

Total stockholders’ equity	5,776,787	5,353,860

Total liabilities and stockholders’ equity	$6,991,628	$6,885,406

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007 (1)
Operating Activities:
Net income	$379,273	$237,926
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	134,623	143,250
Stock-based compensation	78,877	68,668
Loss (gain) on minority equity investments	1,499	(6,745)
Excess tax benefit from employee stock option plans	(38,756)	(15,667)
Other non-cash charges	698	1,317
Changes in operating assets and liabilities:
Accounts receivable, net	11,155	(20,674)
Prepaid expenses and other assets	(5,346)	6,720
Accounts payable	2,738	19,599
Accrued compensation	(29,569)	9,800
Other accrued liabilities	75,610	30,244
Deferred revenue	49,266	67,727

Net cash provided by operating activities	660,068	542,165

Investing Activities:
Purchases of property and equipment, net	(121,728)	(110,952)
Purchases of available-for-sale investments	(384,835)	(298,615)
Maturities and sales of available-for-sale investments	327,696	927,029
Changes in restricted cash	(8,103)	(7,407)
Payments made in connection with business acquisitions, net	—	(375)
Minority equity investments	(4,500)	(75)

Net cash (used in) provided by investing activities	(191,470)	509,605

Financing Activities:
Proceeds from issuance of common stock	115,424	308,697
Purchases and retirement of common stock	(562,187)	(1,623,190)
Net proceeds from distributor financing arrangement	2,083	—
Redemption of convertible subordinated notes	(287)	—
Excess tax benefit from employee stock option plans	38,756	15,667

Net cash used in financing activities	(406,211)	(1,298,826)

Net increase (decrease) in cash and cash equivalents	62,387	(247,056)
Cash and cash equivalents at beginning of period	1,716,110	1,596,333

Cash and cash equivalents at end of period	$1,778,497	$1,349,277

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued in connection with conversion of the Senior Notes	$399,153	$—
Common stock issued in connection with acquisitions	$—	$14,840

(1)	Prior period classifications have been revised to reflect the cash flow amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
The Company sells certain interests in accounts receivable on a non-recourse basis as part of a distributor accounts receivable financing arrangement which was established by the Company with a major financing company. Accounts receivable sold under this arrangement in advance of revenue recognition are accounted for as short-term debt and had a balance of $12.1 million and $10.0 million as of September 30, 2008, and December 31, 2007, respectively. Deferred revenue on shipments to distributors reflects these effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.
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
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, included compensation expense for stock-based awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005, was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
Goodwill and Purchased Intangible Assets
Goodwill is not subject to amortization but is assessed annually, at a minimum, for impairment by applying a fair value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.
Impairment
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Juniper Networks conducted its annual impairment test as of November 1, 2007, and determined that the carrying value of its goodwill was not impaired. There were no events or circumstances from that date through September 30, 2008, that would impact this assessment. Future impairment indicators, including sustained declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require impairment charges to be recorded.
The Company evaluates long-lived assets held-for-use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments for the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, the Company recognized an impairment charge of $5.0 million, included in amortization of purchased intangible assets, in connection with the phase out of its DX product, and nil for the nine months ended September 30, 2007.
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
Fair Value Accounting
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective beginning on January 1, 2008. The Company evaluated its existing financial instruments and elected not to adopt the fair value option on its financial instruments. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in the future. As a result, SFAS 159 did not have any impact on the Company’s consolidated financial condition or results of operations as of and for the three and nine months ended September 30, 2008.
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
The FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment tests, intangible assets measured at fair value for impairment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. FSP 157-3 clarifies the application of SFAS 157 in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Because the Company does not hold financial assets for which the market is inactive, the implementation of this standard did not impact our consolidated results of operations or financial condition.

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
For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The fair value of long-term debt, based on quoted market prices (Level 1), was $659.2 million at December 31, 2007. The Company’s Senior Convertible Notes were converted into shares of the Company’s common stock during the nine months ended September 30, 2008. See Note 4 — Other Financial Information under “Senior Convertible Notes.”
The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2008 (in millions):

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable	Unobservable
Assets Measured at		For Identical	Remaining	Remaining
Fair Value on a Recurring Basis	Total	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Derivatives	$(3.1)	$—	$(3.1)	$—

Total cash, cash equivalents, and available-for-sale investments
Commercial paper	$163.6	$—	$163.6	$—
Corporate debt securities	147.4	—	147.4	—
Government securities	324.6	111.4	213.2	—
Money market funds	1,003.7	1,003.7	—	—
Publicly-traded securities	6.1	6.1	—	—

Cash equivalents, and available-for-sale investments	1,645.4	1,121.2	524.2	—
Cash	486.3	—	—	—

Total cash, cash equivalents, and available-for-sale investments	$2,131.7	$1,121.2	$524.2	$—

As of
September 30, 2008
Reported as:
Cash and cash equivalents	$1,778.5
Short-term investments	242.5
Long-term investments	110.7

Total cash, cash equivalents, and available-for-sale investments	$2,131.7

The Company classifies investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate equity securities publicly traded on major exchanges and U.S. Treasury notes with quoted prices on active markets.
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

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of September 30, 2008.
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
Recent Accounting Pronouncements
In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s implementation of this standard did not impact its consolidated results of operations or financial condition.
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009, will not impact its consolidated results of operations or financial condition.
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 must be applied retrospectively to previously issued convertible instruments that may be settled in cash or partial cash as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated the requirements of FSP APB 14-1 and determined that the Company’s convertible debt was not subject to the requirements of FSP APB 14-1. The Company’s adoption of FSP APB 14-1 on January 1, 2009, will not impact its consolidated results of operations or financial condition.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP FAS 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the fiscal years beginning after November 15, 2008, and will be adopted by the Company on January 1, 2009. The Company’s adoption of SFAS 161 on January 1, 2009, will not impact its consolidated results of operations or financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations or financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application of SFAS 141R is prohibited. Accordingly, any business combinations the Company may engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The impact of SFAS 141R will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.
Reclassifications
Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Note 2. Investments
The following is a summary of the Company’s available-for-sale investments, at fair value (in millions):

	As of
	September 30,	December 31,
	2008	2007
Fixed income securities:
Government securities	$174.1	$88.0
Corporate debt securities	147.4	203.1
Commercial paper	26.2	—

Total fixed income securities	347.7	291.1

Publically traded equity securities	5.5	8.6
Total	$353.2	$299.7

Reported as:
Short-term investments	$242.5	$240.4
Long-term investments	110.7	59.3

Total	$353.2	$299.7

Estimated Fair
Value As
of September 30, 2008
Due within one year	$237.0
Due between one and five years	110.7

Total available-for-sale investments	$347.7

Note 3. Goodwill and Purchased Intangible Assets
Goodwill
In the first quarter of 2008, the Company realigned its organizational structure to eliminate its Service segment and to include its service business into the related Infrastructure and SLT segments. As a result, the Company, with the assistance of an external service provider, reallocated goodwill of the former Service segment to the Infrastructure and SLT segments based on a relative fair value approach. Fair value was based on comparative market values and discounted cash flows. There was no indication of impairment when goodwill was reallocated to the new reporting segments.
The following table presents changes in goodwill by segment during the nine months ended September 30, 2008 (in millions):

	Balance at		Balance at
	December 31,		September 30,
Segments	2007	Reallocation	2008
Infrastructure	$976.6	$523.9	$1,500.5
Service Layer Technologies	1,879.7	278.4	2,158.1
Service	802.3	(802.3)	—

Total	$3,658.6	$—	$3,658.6

Purchased Intangible Assets
The following table presents details of the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Impairment	Net
As of September 30, 2008:
Technologies and patents	$379.6	$(356.6)	$(4.3)	$18.7
Other	68.9	(51.5)	(0.7)	16.7

Total	$448.5	$(408.1)	$(5.0)	$35.4

As of December 31, 2007:
Technologies and patents	$379.6	$(326.0)	$—	$53.6
Other	68.9	(44.7)	—	24.2

Total	$448.5	$(370.7)	$—	$77.8

There were no additions to purchased intangible assets during the three and nine months ended September 30, 2008, and 2007.
Amortization of purchased intangible assets of $6.5 million and $21.6 million were included in operating expenses and cost of product revenues for the three months ended September 30, 2008, and 2007, respectively, and $42.4 million and $69.8 million were included in operating expenses and cost of product revenues for the nine months ended September 30, 2008, and 2007, respectively. There was no impairment charge in the three months ended September 30, 2008. In the nine months ended September 30, 2008, the Company recorded an impairment charge of $5.0 million, included in its amortization of purchased intangible assets, due to the phase out of its DX products. The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2008 (remaining three months)	$6.6
2009	15.4
2010	3.9
2011	2.0
2012	1.2
Thereafter	6.3

Total	$35.4

Note 4. Other Financial Information
Restricted Cash
As of September 30, 2008, and December 31, 2007, restricted cash of $43.5 million and $35.5 million, respectively, consisted of escrow accounts required by certain acquisitions completed in 2005, the India Gratuity Trust and the Directors & Officers (“D&O”) indemnification trust. During the three and nine months ended September 30, 2008, the Company increased its restricted cash by $0.5 million and $1.3 million to fund the India Gratuity Trust, which covers statutory severance obligations in the event of termination of its India employees who have provided five or more years of continuous service. Juniper Networks established the D&O trust to secure its indemnification obligations to certain directors, officers, and other specified employees, arising from their activities as such, in the event that the Company does not provide or is financially incapable of providing indemnification. During the three and nine months ended September 30, 2008, the Company also increased its restricted cash balance by $4.9 million and $6.7 million, respectively, to provide additional coverage under its D&O trust as the Company grows. During the three and nine months ended September 30, 2008, the Company made no releases from restricted cash for escrow payments associated with past acquisitions.

Minority Equity Investments
As of September 30, 2008, and December 31, 2007, the carrying values of the Company’s minority equity investments in privately held companies of $26.3 million and $23.3 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2008, the Company invested a total of $2.5 million and $4.5 million, respectively, in privately-held companies. During the nine months ended September 30, 2008, the Company recognized a loss of $1.5 million related to investments in privately-held companies.
The Company’s minority equity investments in privately held companies are carried at cost as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its minority equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.
Other Long-Term Assets
Details of the Company’s other long-term assets are as follows (in millions):

	As of
	September 30,	December 31,
	2008	2007
Deferred tax assets	$67.8	$59.0
Long-term assets	46.1	38.2

Total	$113.9	$97.2

Warranties
Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$41.8	$35.7	$37.5	$34.8
Provisions made during the period, net	3.8	10.6	16.0	31.9
Actual costs incurred during the period	(2.5)	(10.1)	(10.4)	(30.5)

Ending balance (current)	$43.1	$36.2	$43.1	$36.2

Deferred Revenue
Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying condensed consolidated balance sheets. Product deferred revenue, net of the related cost of revenue, includes shipments to end-users, value-added resellers, and distributors. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. The Company may reclassify amounts between current and long-term deferred revenue based upon its assessment of when all revenue recognition criteria are expected to be met. Details of the Company’s deferred revenue are as follows (in millions):

	As of
	September 30,	December 31,
	2008	2007
Service	$404.1	$367.3
Product	158.4	146.0

Total	$562.5	$513.3

Reported as:
Current	$433.3	$425.6
Long-term	129.2	87.7

Total	$562.5	$513.3

Restructuring and Acquisition Related Reserves
Restructuring
Restructuring charges were based on the Company’s restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
In the three and nine months ended September 30, 2008, the Company paid $0.1 million and $0.5 million, respectively, for facility charges associated with its restructuring plans initiated in prior years. As of September 30, 2008, and December 31, 2007, the restructuring reserve of $0.1 million and $0.6 million, respectively, was related to future facility charges. Amounts related to the net facility charges are included in other accrued liabilities and will be paid over the remaining respective lease term through April 2009. The difference between the actual future rent payments and the net present value will be recorded as operating expenses when incurred. During the three and nine months ended September 30, 2008 and 2007, the Company had no additional restructuring charges.
Acquisition Related Restructuring Reserves
Acquisition related restructuring reserves pertain to the restructuring reserves established in connection with the Company’s past acquisitions. In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges.
The Company paid $0.2 million and $0.8 million for the three and nine months ended September 30, 2008, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2007, respectively, primarily for facility related charges. The Company recorded nil adjustments to its existing acquisition related restructuring reserves for the three and nine months ended September 30, 2008, and recorded nil and $0.3 million adjustments to its acquisition related restructuring reserves for facility related charges in the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, approximately $0.7 million remained unpaid, of which $0.3 million was recorded in other long-term liabilities in the condensed consolidated balance sheet. As of December 31, 2007, approximately $1.6 million remained unpaid, of which $0.6 million was recorded in other long-term liabilities in the condensed consolidated balance sheet. All remaining restructuring reserves were associated with future facility charges and will be paid over the remaining respective lease terms through March 2011. The difference between the actual future rent payments and the restructuring reserves will be recorded as operating expenses when incurred. During the three and nine months ended September 30, 2008 and 2007, the Company had no new acquisition related restructuring charges.
Derivatives
The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies. The Company does not enter into derivatives for speculative or trading purposes.
The Company uses foreign currency forward contracts to mitigate gains and losses generated from the re-measurement of certain foreign currency denominated monetary assets and liabilities. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities between one and two months.
The Company also uses foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. The Company records ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended

September 30, 2008 and 2007, in other income (expense) on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities.
Debt
Senior Convertible Notes
In 2003, the Company received $392.8 million of net proceeds from an offering of $400.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”). The Senior Notes were senior unsecured obligations, ranked on parity in right of payment with all of the Company’s existing and future senior unsecured debt, and ranked senior to all of the Company’s existing and future debt that expressly provided that it was subordinated to the notes. The Senior Notes bore no interest, but were convertible into shares of the Company’s common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by the Company. The conversion rate was 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This was equivalent to a conversion price of approximately $20.14 per share. The holders of Senior Notes with a face value of approximately $0.5 million had converted these notes prior to maturity into shares of the Company’s common stock as of December 31, 2007. As of June 16, 2008, holders of approximately $399.2 million in aggregate principal amount of Senior Notes had converted these notes into approximately 19.8 million shares of the Company’s common stock. The Company settled the remaining Senior Notes, with a face value of $0.3 million principal amount at maturity, for cash. As of September 30, 2008, all of the Company’s Senior Notes were retired.
The carrying amounts and fair values of the Senior Notes were (in millions):

	As of
	September 30, 2008	December 31, 2007
Carrying amount	$—	$399.5
Fair value	$—	$659.2
Distributor Financing Arrangement
The Company recognizes the sales of accounts receivable to a financing provider according to FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. The Company introduced its distributor financing program in 2006 to strengthen its channel business by promoting greater distributor volume and improved customer service. The program does not, and is not intended to, affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements, the proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. The Company pays the financing provider a financing fee based on the spread over LIBOR or SIBOR. In these transactions with a major financing provider, the Company has surrendered control over the transferred assets. The accounts receivable have been isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The purchaser of the accounts receivable balances has the right to pledge or exchange the assets transferred. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer or repurchase the receivables after they have been transferred.
Pursuant to the receivable financing arrangements for the sale of receivables, the Company sold net receivables of $139.8 million and $22.8 million during the three months ended September 30, 2008, and 2007, respectively, and $306.9 million and $61.4 million during the nine months ended September 30, 2008, and 2007, respectively. During the three months ended September 30, 2008 and 2007, the Company received cash proceeds of $125.6 million and $18.3 million, respectively, and $257.7 million and $53.9 million during the nine months ended September 30, 2008 and 2007, respectively. The amounts owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of September 30, 2008, and December 31, 2007, were $82.5 million and $40.4 million, respectively.
The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing pursuant to FASB Emerging Issues Task Force Issue 88-18, Sales of Future Revenues. As of September 30, 2008,

and December 31, 2007, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from its distributors was $12.1 million and $10.0 million, respectively.
Comprehensive Income
Comprehensive income consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$148.5	$85.1	$379.3	$237.9
Change in net unrealized gains (losses) on investments, net of tax of nil	(4.4)	(0.1)	(7.8)	5.6
Change in foreign currency translation adjustment, net of tax of nil	(10.7)	1.8	(9.8)	5.5

Total comprehensive income	$133.4	$86.8	$361.7	$249.0

Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

Nine Months
Ended
September 30, 2008
Balance, December 31, 2007	$(2,813.3)
Retirement of common stock (see Note 6)	(561.9)
Net income	379.3

Balance, September 30, 2008	$(2,995.9)

Stock-Based Compensation Expense
Amortization of stock-based compensation was included in the following cost and expense categories (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues — Product	$0.8	$0.5	$2.2	$1.5
Cost of revenues — Service	2.4	1.8	7.0	7.0
Research and development	12.8	9.2	34.9	28.6
Sales and marketing	10.9	6.6	26.8	21.9
General and administrative	1.9	3.1	8.0	9.7

Total	$28.8	$21.2	$78.9	$68.7

Other Charges, Net
Other charges recognized consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restructuring adjustments	$—	$(0.1)	$—	$(0.4)
Acquisition related compensation charges	—	0.3	—	0.9
Stock option investigation costs	—	—	—	6.0
Tax related charges	—	—	—	8.0
Loss (gain) on litigation settlement	—	(5.3)	9.0	(5.3)

Total	$—	$(5.1)	$9.0	$9.2

In the nine months ended September 30, 2008, the Company accrued $9.0 million for the potential settlement of its derivative lawsuits. See Note 9 — Commitments and Contingencies under “Legal Proceedings.”
In conjunction with various acquisitions, the Company accrued for acquisition related restructuring charges primarily related to severance and facility charges. The Company had no adjustments to its existing acquisition related restructuring reserves for the three and nine months ended September 30, 2008, and recorded adjustments of $0.1 million and $0.4 million to its acquisition related restructuring reserves for facility related charges in the three and nine months ended September 30, 2007, respectively.
In connection with a past acquisition, the Company recorded bonus obligations of $0.3 million and $0.9 million for the three and nine months ended September 30, 2007, respectively.
In the three and nine months ended September 30, 2007, the Company incurred nil and $6.0 million, respectively, in professional fees for the costs of external service providers used in the completion of its internal stock option investigation.
On March 12, 2007, the Company commenced a tender offer to amend certain options granted under the Juniper Networks, Inc. Amended & Restated 1996 Stock Plan and the Juniper Networks, Inc. 2000 Nonstatutory Stock Option Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Under this tender offer, employees subject to taxation in the United States and Canada had the opportunity to increase their strike price on affected options to the appropriate fair market value per share on the date of grant so as to avoid unfavorable tax consequences under United States Internal Revenue Code Section 409A or applicable Canadian tax laws and regulations. In exchange for increasing the strike price of these options, the Company committed to make a cash payment to employees participating in the offer so as to make employees whole for the incremental strike price as compared to their original option exercise price. In connection with the offer, the Company amended options to purchase 4.3 million shares of the Company’s common stock and committed to make aggregate cash payments of $7.6 million to offer participants. The Company accrued nil and $7.6 million in the three and nine months ended September 30, 2007, respectively.
In addition, the Company entered into a separate agreement with two executives in the three months ended June 30, 2007, to amend their unexercised stock options covering 0.1 million shares of the Company’s common stock in order to cure the 409A issue associated with such options. As a result, the Company committed to make aggregate cash payments of approximately $0.4 million and recorded nil and $0.4 million for the payment liability in operating expense for the three and nine months ended September 30, 2007, respectively.
Interest and Other Income, Net
Interest and other income, net, consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income and expense, net	$12.8	$18.3	$44.6	$77.9
Other income and expense, net	(3.1)	(0.4)	(4.1)	(1.5)

Total interest and other income, net	$9.7	$17.9	$40.5	$76.4

Note 5. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$148.5	$85.1	$379.3	$237.9

Denominator:
Denominator for basic net income per share	541.0	515.7	534.9	543.1
Shares issuable upon conversion of the Senior Notes	—	19.9	11.8	19.9
Employee stock awards	13.3	25.8	15.2	19.8

Denominator for diluted net income per share	554.3	561.4	561.9	582.8

Net income per share:
Basic	$0.27	$0.17	$0.71	$0.44

Diluted	$0.27	$0.15	$0.67	$0.41

Employee stock awards for approximately 25.5 million shares and 21.4 million shares of the Company’s common stock in the three and nine months ended September 30, 2008, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, approximately 3.4 million and 17.6 million shares of the Company’s common stock equivalents, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 6. Stockholders’ Equity
Stock Repurchase Activities
During the three and nine months ended September 30, 2008, the Company repurchased $440.9 million and $562.2 million, or 18.0 million and 22.7 million shares of its common stock, respectively, under two stock repurchase programs that were authorized by its Board of Directors.
Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), the Company repurchased approximately 13.2 million shares of its common stock at an average price of $24.52 per share for a total purchase price of $323.7 million during the three months ended September 30, 2008, and approximately 15.4 million shares of its common stock at an average price of $24.53 per share for a total purchase price of $376.8 million during the nine months ended September 30, 2008. As of September 30, 2008, the Company has repurchased and retired approximately 84.8 million shares of its common stock under the 2006 Stock Repurchase Program at an average price of $23.58 per share, and the program has no remaining authorized funds available for future stock repurchases.
The Board of Directors approved another $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, the Company repurchased approximately 4.8 million shares of its common stock at an average price of $24.66 per share for a total purchase price of $117.2 million during the three months ended September 30, 2008, and approximately 7.3 million shares of its common stock at an average price of $25.42 per share for a total purchase price of $185.4 million during the nine months ended September 30, 2008. As of September 30, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $814.6 million.
All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Future share repurchases under the Company’s 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
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
The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the Company’s Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock.
Options granted under the 2006 Plan have a maximum term of five to seven years from the grant date, and generally vest and become exercisable over a four-year period. Subject to the terms of change of control severance agreements, restricted stock, performance shares, RSUs or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three-year anniversary of the grant date, or in the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one-year anniversary of the grant date.
The 2006 Plan provides each non-employee director an automatic grant of an option to purchase 50,000 shares of common stock upon the date on which such individual first becomes a director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company’s annual stockholders meetings (i) each non-employee director who was a non-employee director on the date of the prior year’s annual stockholder meeting shall be automatically granted an option to purchase 20,000 shares of common stock, and (ii) each non-employee director who was not a non-employee director on the date of the prior year’s annual stockholders meeting shall receive an option to purchase a pro-rata portion of the 20,000 shares of the common stock determined by the time elapsed since the individual’s First Option grant (the “Annual Option”). The First Option vests monthly over approximately three years from the grant date subject to the non-employee director’s continuous service on the Board. The Annual Option shall vest monthly over approximately one year from the grant date subject to the non-employee director’s continuous service on the Board. Under the 2006 Plan, options granted to non-employee directors have a maximum term of seven years.
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
Plans Assumed Upon Acquisition
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of September 30, 2008, there were approximately 2.8 million common shares subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of September 30, 2008 and December 31, 2007. There were no restricted stock repurchases during the three and nine months ended September 30, 2008 and 2007.
Equity Award Activities
In the three and nine months ended September 30, 2008, the Company granted RSUs covering approximately 0.3 million shares and 1.2 million shares, respectively, of common stock to its employees under the 2006 Plan. The Company also granted performance share awards to eligible executives covering up to 0.9 million and 1.5 million shares of common stock in the three and nine months ended September 30, 2008, respectively, that generally vest from 2009 through 2012 provided certain annual performance targets and other vesting criteria are met. RSUs generally vest over a period of three to five years from the date of grant. Until vested, RSUs and performance share awards do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. No restricted stock was issued in the same periods during 2008. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. The Company estimated the stock compensation expense for its performance share awards based on the vesting criteria and only recognized stock compensation expense for the portions of such awards for which annual targets have been set. The Company accrued stock compensation expense of $0.5 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively, in connection with such performance shares. In addition to RSUs and performance share awards, the Company also granted stock options covering approximately 3.2 million shares and 11.5 million shares of common stock under the 2006 Plan in the three and nine months ended September 30, 2008, respectively.
Net income for the three and nine months ended September 30, 2008, included pre-tax stock-based compensation expense of $28.8 million and $78.9 million, respectively, related to stock options, RSUs, performance share awards and employee stock purchases under the Company’s 1999 Employee Stock Purchase Plan reflecting the fair value recognition provisions under SFAS 123R. Net income for the three and nine months ended September 30, 2007, included pre-tax stock-based compensation expense of $21.2 million and $68.7 million, respectively, related to stock options, RSUs, performance share awards, and employee stock purchases reflecting the fair value recognition provisions under SFAS 123R.

A summary of the Company’s equity award activity and related information for the nine months ended September 30, 2008, is set forth in the following table:

		Outstanding Options(4)
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2008	46,022	66,928	$20.36
RSUs and performance share awards granted (2)	(5,651)	—	—
Options granted	(11,467)	11,467	25.59
RSUs canceled (2)	896	—	—
Options canceled (3)	1,824	(1,833)	21.93
Options exercised	—	(5,308)	15.06
Options expired (3)	650	(666)	30.67

Balance at September 30, 2008 (4)	32,274	70,588	$21.47	5.1	$215,854

(1)	Shares available for grant under the 2006 Plan.

(2)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The Company granted RSUs and performance share awards covering approximately 1.2 million and 2.7 million shares of common stock in the three and nine months ended September 30, 2008, respectively.

(3)	Canceled or expired options under the 1996 Plan and the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans. Up to a maximum of 75,000,000 additional shares of common stock subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, become available for grant under the 2006 Plan.

(4)	Outstanding options covering 70.6 million shares of common stock do not include RSUs and performance share awards outstanding as of September 30, 2008. See details under “Restricted Stock Units and Performance Share Awards Activities” below.
A summary of the Company’s vested or expected-to-vest options and exercisable options as of September 30, 2008, is set forth in the following table:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	63,918	$21.32	5.0	$206,348
Exercisable options	45,891	20.41	4.6	185,859
As of September 30, 2008, options covering approximately 45.9 million shares of common stock were exercisable at a weighted-average exercise price of $20.41 per share. As of December 31, 2007, options covering approximately 44.8 million shares of common stock were exercisable at a weighted-average exercise price of $20.01 per share.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $21.07 as of September 30, 2008, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $15.0 million and $62.5 million for the three and nine months ended September 30, 2008, respectively.

Total fair value of options vested for the three and nine months ended September 30, 2008, was $16.7 million and $53.8 million, respectively. As of September 30, 2008, approximately $153.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.9 years.
Restricted Stock Units and Performance Share Awards Activities
The following schedule summarizes information about the Company’s RSUs and performance share awards for the nine months ended September 30, 2008:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Grant Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2008	6,284	$22.40
RSUs and performance share awards granted	2,691	25.56
RSUs and performance share awards vested	(1,639)	18.35
RSUs and performance share awards canceled	(486)	20.71

Balance at September 30, 2008	6,850	$24.73	1.7	$144,326

The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2008, was $26.51 per share and $25.55 per share, respectively, and was $32.29 per share and $19.79 per share for the three and nine months ended September 30, 2007, respectively. The weighted-average grant date fair value of performance share awards granted during the three and nine months ended September 30, 2008, was $25.90 per share and $25.57 per share, respectively, and was $18.27 per share for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, approximately $72.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards is expected to be recognized over a weighted-average period of approximately 2.6 years.
The following schedule summarizes information about the Company’s RSUs and performance share awards as of September 30, 2008:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Shares subject to outstanding RSUs and performance share awards	6,850	$—	1.7	$144,326
Vested and expected-to-vest RSUs and performance share awards	4,822	—	1.6	101,606
Approximately 0.2 million RSUs and 1.6 million RSUs, respectively, became vested during the three and nine months ended September 30, 2008, respectively. There were no RSUs vested during the three and nine months ended September 30, 2007.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of the Juniper Networks 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The 1999 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first or last trading day of the applicable offering period. Employees purchased approximately 0.9 million and 1.6 million shares of common stock through the 1999 Purchase Plan at an average price of $22.13 and $22.57 per share in the three and nine months ended September 30, 2008, respectively. Employees purchased approximately 0.6 million shares of common stock through the 1999 Purchase Plan at an average price of $17.08 per share in the nine months ended September 30, 2007. There were no employee purchases under the 1999 Purchase Plan due to the suspension of the Purchase Plan from August 2006 through March 2007. In connection with the 1999 Purchase Plan, compensation expense of $3.6 million and $10.2 million was recorded in operating expenses for the three and nine months ended September 30, 2008, respectively, and $2.4 million and $4.8 million for the three and nine months ended September 30, 2007, respectively. No compensation expense was recorded in the first quarter of 2007 due to the temporary suspension of the 1999 Purchase Plan. As of September 30, 2008, approximately 8.7 million shares had been issued since inception and 12.3 million shares remained available for future issuance under the 1999 Purchase Plan. The 1999 Purchase Plan will be discontinued effective February 1, 2009.
In May 2008, the Company’s stockholders approved the adoption of the Juniper Networks 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”). The 2008 Purchase Plan was adopted to replace the 1999 Purchase Plan, which will be terminated immediately following the conclusion of the offering period ending January 30, 2009. The Board has reserved an aggregate of 12,000,000 shares of the Company’s common stock for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is generally similar to the 1999 Purchase Plan, except that under the 2008 Purchase Plan any increases to the number of shares reserved for issuance must be approved by the Company’s stockholders. The first offering period of the 2008 Purchase Plan will commence on the first trading day on or after February 1, 2009.
Common Stock Reserved for Future Issuance
As of September 30, 2008, the Company had reserved an aggregate of approximately 122.0 million shares of common stock for future issuance under its stock option plans and the 1999 Purchase Plan.
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

The assumptions used and the resulting estimates of fair value or weighted-average fair value per share of awards granted and employee stock purchases under the Purchase Plan during those periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee Stock Options:
Volatility factor	45% - 47%	37% - 42%	43% - 48%	34% - 42%
Risk-free interest rate	2.2% - 4.1%	4.2% - 4.9%	1.7% -4.4%	4.2% - 5.1%
Expected life (years)	3.6 - 5.7	3.5	3.6 - 5.7	3.5 - 3.7
Dividend yield	—	—	—	—
Fair value per share	$8.49 - $10.45	$9.05 - $12.83	$8.32 - $10.88	$6.42 - $13.28

Employee Stock Purchase Plan:
Volatility factor	46%	37%	47%	38%
Risk-free interest rate	1.9%	5.0%	2.0%	5.0%
Expected life (years)	0.5	0.5	0.5	0.4
Dividend yield	—	—	—	—
Weighted-average fair value per share	$7.39	$8.24	$7.60	$6.52
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
The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. In the three and nine months ended September 30, 2008, the CODM did not allocate certain miscellaneous expenses to its segments even though such expenses were included in the Company’s management operating income.
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

Further changes to this organizational structure may result in changes to the segments disclosed. The Company has restated the previously reported segment revenues and segment operating results to reflect the changes in its segments. Financial information for each segment used by the CODM is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (1)	2008	2007 (1)
Net revenues:
Infrastructure:
Product	$610.3	$464.7	$1,714.9	$1,252.8
Service	119.0	79.5	308.7	233.1

Total Infrastructure revenues	729.3	544.2	2,023.6	1,485.9
Service Layer Technologies:
Product	156.7	142.1	450.2	405.4
Service	61.0	48.7	175.1	135.6

Total Service Layer Technologies revenues	217.7	190.8	625.3	541.0

Total net revenues	947.0	735.0	2,648.9	2,026.9
Operating income:
Infrastructure	216.9	164.2	603.5	423.7
Service Layer Technologies	20.7	(9.3)	39.2	(10.0)

Total segment operating income	237.6	154.9	642.7	413.7
Other corporate (2)	—	—	(4.7)	—

Total management operating income	237.6	154.9	638.0	413.7
Amortization of purchased intangible assets	(6.5)	(21.6)	(42.4)	(69.8)
Stock-based compensation expense	(28.8)	(21.2)	(78.9)	(68.7)
Stock-based payroll tax expense	(0.3)	(4.4)	(2.6)	(6.5)
Other charges, net	—	5.1	(9.0)	(9.2)

Total operating income	202.0	112.8	505.1	259.5
Interest and other income, net	9.7	17.9	39.0	83.1

Income before income taxes	$211.7	$130.7	$544.1	$342.6

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Other corporate represents miscellaneous expenses that have not been allocated to segment operating results.
Depreciation expense allocated to the Infrastructure segment was $22.7 million and $64.3 million in the three and nine months ended September 30, 2008, respectively, and $19.0 million and $52.3 million in the three and nine months ended September 30, 2007, respectively. The depreciation expense allocated to the SLT segment was $9.6 million and $27.9 million in the three and nine months ended September 30, 2008, respectively, and $7.4 million and $21.1 million in the three and nine months ended September 30, 2007, respectively.
The Company attributes sales to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Americas:
United States	$424.8	$306.6	$1,138.2	$875.9
Other	53.7	38.8	146.9	80.1

Total Americas	478.5	345.4	1,285.1	956.0
Europe, Middle East and Africa	277.6	239.1	803.3	646.4
Asia Pacific	190.9	150.5	560.5	424.5

Total	$947.0	$735.0	$2,648.9	$2,026.9

Verizon accounted for 13.3% of the Company’s net revenues for the three months ended September 30, 2008, and no single customer accounted for 10.0% or more of the Company’s net revenues for the nine months ended September 30, 2008. Nokia — Siemens Networks B.V. (“NSN”) and its predecessor companies accounted for 11.5%

and 13.5% of the Company’s net revenues for the three and nine months ended September 30, 2007. The revenue attributed to each significant customer was derived from the sale of products and services in both segments.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of September 30, 2008, and December 31, 2007. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 8. Income Taxes
The Company recorded tax provisions of $63.2 million and $45.6 million, or effective tax rates of 30% and 35%, for the three months ended September 30, 2008 and 2007, respectively. The Company recorded tax provisions of $164.8 million and $104.7 million, or effective tax rates of 30% and 31%, for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rates for the three and nine months ended September 30, 2008, differ from the federal statutory rate of 35% primarily due to earnings in foreign jurisdictions which are subject to lower rates. The effective tax rate for the three and nine months ended September 30, 2007, differ from the federal statutory rate of 35% primarily due to earnings in foreign jurisdictions which are subject to lower rates and the federal research and development credit offset by the disallowance of stock option charges incurred within certain jurisdictions during the three months ended September 30, 2007. The Company’s income taxes payable for federal and state purposes were reduced by the tax benefit from employee stock option transactions. This benefit totaled $10.5 million and $29.6 million for the three and nine months ended September 30, 2008, respectively, and was reflected as an increase to additional paid-in capital.
The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2004 tax year, the German tax authorities for the 2005 tax year, and the Indian tax authorities for the 2004 and 2005 tax years. Additionally, the Company has not reached final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company was not under examination by any other major jurisdictions in which the Company files its income tax returns as of September 30, 2008. Although the timing of the resolution and/or closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.
The gross unrecognized tax benefits increased by approximately $10.1 million for the nine months ended September 30, 2008, of which $8.6 million, if recognized, would affect the effective tax rate. Interest and penalties accrued for the same period were immaterial.
Note 9. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of September 30, 2008 (in millions):

	Total	2008	2009	2010	2011	2012	Thereafter	Other
Operating leases	$227.2	$14.1	$52.3	$48.8	$41.5	$35.7	$34.8	$—
Sublease rental income	(1.8)	(0.4)	(0.8)	(0.6)	—	—	—	—
Purchase commitments	98.9	98.9	—	—	—	—	—	—
Tax liabilities	82.5	—	—	—	—	—	—	82.5
Other contractual obligations	56.4	7.6	25.7	9.7	5.9	5.6	1.9	—

Total	$463.2	$120.2	$77.2	$57.9	$47.4	$41.3	$36.7	$82.5

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in January 2017. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $225.4 million as of September 30, 2008. Rent expense for the three months ended September 30, 2008 and 2007 was $14.4 million and $13.0 million, respectively, and $43.3 million and $35.0 million for the nine months ended September 30, 2008 and 2007, respectively.
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of September 30, 2008, there were NCNR component orders placed by the contract manufacturers with a value of $98.9 million. The contract manufacturers use the components to build products based on the Company’s forecasts and on purchase orders the Company has received from customers. Generally, the Company does not own the components, and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of September 30, 2008, the Company had accrued $28.5 million based on its estimate of such charges.
Tax Liabilities
As of September 30, 2008, the company had $82.5 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing and amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
Other Contractual Obligations
As of September 30, 2008, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a software subscription requiring payments of $5.0 million in January 2009, and a joint development agreement requiring quarterly payments of $3.5 million to be paid through January 2010. Additionally, in the second quarter of 2008, the Company entered into a five year, $34.0 million data center hosting agreement which was amended in the third quarter of 2008, increasing the amounts payable under agreement to $36.4 million. As of September 30, 2008, $28.1 million remained unpaid under the data center hosting agreement of which $1.9 million is required to be paid by the fourth quarter of 2008. The remaining commitment under this agreement is expected to be paid through the end of April 2013.
Guarantees
The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for certain lease facilities. The Company has not recorded a liability related to these guarantee and indemnification provisions and these guarantees and indemnification arrangements have not had any significant impact on the Company’s consolidated financial position, results of operations, or cash flows.
Legal Proceedings
The Company is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable.

An adverse result in one or more of such matters could negatively affect the Company’s results of operations, cash balances or cash flows.
Federal Derivative Lawsuits
Between May 24, 2006 and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The lawsuits allege that the Company’s officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserts causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demands an accounting and rescission of allegedly improper stock option grants. The Company formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interest of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle, or release such claims. The plaintiffs and the Company have agreed in principle on a settlement of the federal derivative litigation and the state derivative litigation discussed below, and any such settlements would require approval of the court. The Company has accrued an aggregate of $9 million expense in connection with both of these potential settlements. On August 26, 2008, plaintiffs filed the stipulation of settlement and a motion for preliminary approval of the settlement. On September 8, 2008, the Court entered an Order preliminarily approving the derivative settlement and providing for notice to shareholders. A settlement hearing for final approval of the derivative settlement will be held on November 10, 2008.
State Derivative Lawsuits — California
On May 24 and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleges that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demand an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options. The Company formed a Special Litigation Committee, consisting of directors Michael Rose and Michael Lawrie, to determine whether it is in the best interest of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee is authorized to pursue, settle, or release such claims. The plaintiffs and the Company have agreed in principle on a settlement of the federal derivative litigation discussed above and the state derivative litigation and any such settlements would require approval of the court. The Company has accrued an aggregate of $9 million expense in connection with both of these potential settlements.
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly traded securities from July 12, 2001, through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008, the Court issued an order granting in part and denying in part the defendants’ motion to dismiss. The order dismissed with prejudice plaintiffs’ section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend, plaintiffs’ section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs’ remaining claims.
Calamore Proxy Statement Action
On March 28, 2007, an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff filed an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. On August 13, 2008, the Court issued an Order granting defendants’ motion to dismiss with prejudice, and entered final judgment in favor of defendants. On September 9, 2008, plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. Plaintiffs’ opening appellate brief is due December 26, 2008, and defendants’ answering brief is due January 26, 2009.
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
IRS Notices of Proposed Adjustments
In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. The IRS has not yet concluded its examinations of these returns. In September 2008, as part of its on-going audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company’s business credits. The Company is considering its response to the proposed adjustment by the IRS. The Company believes that is has adequately provided for any reasonably foreseeable outcome related to this proposed adjustment and the ultimate resolution of this matter is unlikely to have a material effect on the Company’s consolidated financial position.
The IRS has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a NOPA from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company is also under routine examination by certain state and non-US tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.
Note 10. Related Party Transactions
The Company reimburses its Chairman of the Board of Directors and former CEO, Mr. Scott Kriens, for ordinary operating costs relating to his use of a personal aircraft for business purposes up to a maximum amount per year. The Company incurred $0.1 million and $0.2 million in related expenses for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.2 million in the three and nine months ended September 30, 2007, respectively.
Note 11. Subsequent Event
Stock Repurchases
Subsequent to September 30, 2008, through the filing of this report, the Company repurchased and retired approximately 1.1 million shares of its common stock for approximately $21.0 million under the 2008 Stock Repurchase program at an average purchase price of $18.73 per share. The Company’s 2008 Stock Repurchase Program had remaining authorized funds of $793.6 million as of the report filing date. Purchases under the Company’s stock repurchase programs are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements.

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
To aid readers of our financial statements in understanding our operating results, we have provided below an executive overview of the significant events that affected the three and nine months ended September 30, 2008, and a discussion of the nature of our operating expenses.
The following table provides an overview of our key financial metrics for the three and nine months ended September 30, 2008 and 2007:

(In millions, except per share	Three Months Ended September 30,				Nine Months Ended September 30,
amounts and percentages)	2008	2007	$ Change	%Change	2008	2007	$ Change	%Change
Net revenues	$947.0	$735.0	$212.0	29%	$2,648.9	$2,026.9	$622.0	31%

Operating income	$202.0	$112.8	89.2	79%	$505.1	$259.5	$245.6	95%
Percentage of net revenues	21.3%	15.3%			19.1%	12.8%
Net income	$148.5	$85.1	63.4	75%	$379.3	$237.9	$141.4	59%
Percentage of net revenues	15.7%	11.6%			14.3%	11.7%
Net income per share
Basic	$0.27	$0.17	$0.10	59%	$0.71	$0.44	$0.27	61%

Diluted	$0.27	$0.15	$0.12	80%	$0.67	$0.41	$0.26	63%

•	Net revenues: Our net revenues increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the growing acceptance of our router and firewall products and services in the service provider and enterprise markets as well as the timing of revenue recognition for previously shipped products from certain arrangements. Net revenues increased in each of our three geographic regions, specifically in the Americas and the Asia Pacific region, in the three and nine months ended September 30, 2008, compared to the same periods in 2007.

•	Operating Margin: Our operating income increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007. In addition, our operating margins as a percentage of net revenues increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007. This change was, in large part, due to the growth in revenue and a decrease in operating expense as a percentage of net revenues, which was attributable to our efforts to better manage expenses and improve efficiencies in the three and nine months ended September 30, 2008, compared to the same periods in 2007.

•	Net Income and Net Income Per Share: The increase in net income in the three and nine months ended September 30, 2008, compared to the same periods in 2007, is primarily due to the growth in revenue and the reduction in operating expenses. These increases in operating margin were partially offset by lower net interest and other income along with higher income tax expense in the 2008 periods.

•	Other Financial Highlights: Total deferred revenue increased $49.3 million in the nine months ended September 30, 2008, primarily due to the renewal of annual maintenance arrangements. During the nine months ended September 30, 2008, we generated a net increase of $62.4 million in cash and cash equivalents, primarily resulting from $660.1 million in cash provided by our operating activities, which was offset by cash used in investing activities and financing activities, including the repurchase of $562.2 million of our common stock.
Significant Events
Business and Market Environment
We design, develop and sell products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single Internet Protocol (“IP”)-based network. We serve the high-performance networking requirements of global service providers, enterprises, governments and research and education institutions that view the network as critical to their success. High-performance networking is designed to provide fast, reliable and secure access to applications and services at scale. We offer a high-performance network infrastructure that includes IP routing, Ethernet switching, security and application acceleration solutions, as well as partnerships designed to extend the value of the network and worldwide services and support designed to optimize customer investments.
In the first nine months of our 2008 fiscal year, we continued to deliver new and innovative, high-performance network infrastructure solutions. We entered the enterprise switching market, through the introduction of the EX-series, a family of Ethernet switches that leverage the operational simplicity and carrier-class reliability of our JUNOS® software. We also introduced a new category of extensible networking and security products with our SRX series dynamic services gateways. In addition, we introduced a new family of intrusion detection and prevention (“IDP”) appliances that deliver up to 10 Gbps real-world throughput and performance to enable deployments in the network core, the integration of services, including Firewall and chassis clustering, into JUNOS software for implementation on the J-series services router and the Security Threat Response Manager (“STRM”), a platform capable of providing businesses with a centralized scalable and effective way to log and manage a rapidly evolving threat landscape. We also announced an advanced mobile IP/Multi Protocol Label Switching (“MPLS”) solution portfolio with the new BX 7000 multi-access gateway router for the cell site, M-series circuit emulation physical interface cards for the aggregation site and a suite of software features designed to simplify deployment, provisioning and management of mobile backhaul networks. In addition, we introduced the JCS 1200, the industry’s first high-performance control plane scaling platform.
In the first nine months of our 2008 fiscal year, we also delivered new enhancements to existing solutions to help customers maximize their network infrastructure investments and lower their overall total cost of ownership. We expanded our Network and Security Manager (“NSM”) to deliver a centralized management solution for routing, security and switching, enabling customers to consolidate and simplify the management of their network infrastructure. We announced enhancements to our Access Control Solution, to deliver enhanced scalability and performance, with centralized access policy management via NSM, helping customers cost-effectively achieve comprehensive network visibility with broad enforcement capabilities. We introduced the next generation of our WXC application acceleration platforms to deliver a more scalable, modular and cost-effective approach to delivering fast and consistent application response across the wide area network (“WAN”). In addition, we announced three new line card families for the MX-series Ethernet Services Routers.
Changes to Segments
Beginning in January 2008, we realigned our reporting structure which resulted in two segments: Infrastructure and SLT. The previously reported Service segment has been combined into the following two segments:
•	Infrastructure: Our Infrastructure segment includes products and services related to the E-, M-, MX- and T-series router product families, EX-series switching products, as well as the circuit-to-packet products.

•	SLT: Our SLT segment consists primarily of products and services related to our integrated collection of security measures designed to prevent unauthorized access to computer networks (“Firewall”) systems and appliances, secure sockets layer virtual private network (“SSL”) appliances, IDP appliances, the J-series router product family and WAN optimization platforms.
Stock Repurchase Activity
During the three and nine months ended September 30, 2008, we repurchased $440.9 million and $562.2 million or 18.0 million and 22.7 million shares of our common stock, respectively, under two stock repurchase programs that were authorized by our Board of Directors.
Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), we repurchased approximately 13.2 million shares of our common stock at an average price of $24.52 per share for a total purchase price of $323.7 million during the three months ended September 30, 2008, and approximately 15.4 million shares of our common stock at an average price of $24.53 per share for a total purchase price of $376.8 million during the nine months ended September 30, 2008. As of September 30, 2008, we have repurchased and retired approximately 84.8 million shares of our common stock under the 2006 Stock Repurchase

Program at an average price of $23.58 per share, and the program had no remaining authorized funds available for future stock repurchases.
The Board of Directors approved another $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, we repurchased approximately 4.8 million shares of our common stock at an average price of $24.66 per share for a total purchase price of $117.2 million during the three months ended September 30, 2008, and approximately 7.3 million shares of our common stock at an average price of $25.42 per share for a total purchase price of $185.4 million during the nine months ended September 30, 2008. As of September 30, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $814.6 million.
Subsequent to September 30, 2008, through the filing of this report, we have repurchased and retired approximately 1.1 million shares of our common stock for approximately $21.0 million under the 2008 Stock Repurchase Program at an average price of $18.73 per share. The 2008 Stock Repurchase Program had remaining authorized funds of $793.6 million as of the report filing date.
All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Future share repurchases under our 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
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
In recent years, an increasing amount of our product has been manufactured in Asia, and we anticipate that a larger percentage of our products will be produced outside the United States and Canada in the future. Our contracts generally provide for passage of title and risk of loss at the designated point of shipment to the customer. The manufacturing of products in Asia for shipment to customers in Europe, Middle East and Africa (“EMEA”) and the Americas resulted in additional shipment logistics, freight and timing issues for us and those customers. In an ongoing effort to balance our and the customers’ needs, we have made changes on occasion to the payment of freight and the point of shipment with respect to products shipped from Asia. These changes impact shipping costs and the timing of revenue recognition of the affected shipments.

Nature of Expenses
Employee related costs have historically been the primary driver of our operating expenses and we expect this trend to continue. These costs include items such as wages, commissions, bonuses, vacation, benefits, stock-based compensation, and travel. We increased our headcount by 21% to 6,830 employees as of September 30, 2008, from 5,661 employees as of September 30, 2007, primarily in the research and development, sales, and customer service organizations. The headcount growth has increased primarily in regions with lower operating costs per employee.
Stock-based compensation and related payroll tax expense was $29.1 million and $81.5 million in the three and nine months ended September 30, 2008, respectively, and $25.6 million and $75.1 million in the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, approximately $153.6 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.9 years. In addition, approximately $72.2 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards is expected to be recognized over a weighted-average period of approximately 2.6 years.
Facility and information technology departmental costs are allocated to other departments based on usage and headcount, respectively. Facility and information technology related costs increased by $5.2 million and $42.4 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 due to an increase in headcount and the continued build-out of our domestic and international development and test centers as well as applications to support our internal operations. Facility and information technology related headcount was 263 employees as of September 30, 2008, compared to 223 employees as of September 30, 2007. We expect to further invest in our company-wide information technology infrastructure as we implement our operational excellence initiatives.
Although our revenue transactions are primarily denominated in U.S. dollars, operating expenses are denominated in U.S. dollars, the British Pound, the Euro, Indian Rupee, and Japanese Yen as well as other foreign currencies. Changes in related currency exchange rates may affect our operating results. We use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in interest and other income, net on our condensed consolidated statements of operations. The increase in expenses including cost of revenues, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuation, was approximately 2% in the three and nine months ended September 30, 2008, compared with the same periods in 2007.
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
Fair Value Accounting
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective beginning on January 1, 2008. We evaluated our existing financial instruments and elected not to adopt the fair value option on our financial instruments. As a result, SFAS 159 did not have any impact on our consolidated financial condition or results of operations as of and for the three and nine months ended September 30, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future which may have a significant impact on our operating results.
Management believes that there have been no significant changes during the three and nine months ended September 30, 2008, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
See Note 1 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Form 10-Q, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Results of Operations
The following table shows product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	%Change	2008	2007	$ Change	%Change
Net revenues:
Product	$767.0	$606.8	$160.2	26%	$2,165.1	$1,658.2	$506.9	31%
Percentage of net revenues	81.0%	82.6%			81.7%	81.8%
Service	180.0	128.2	51.8	40%	483.8	368.7	115.1	31%
Percentage of net revenues	19.0%	17.4%			18.3%	18.2%

Total net revenues	$947.0	$735.0	$212.0	29%	$2,648.9	$2,026.9	$622.0	31%

Our net product revenues increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily as a result of increased sales of both Infrastructure and SLT solutions to the service provider and enterprise markets. In particular, we had success in selling our Infrastructure products to service providers who are adopting next generation networking (“NGN”) IP networks, which are designed for higher capacity and efficiency to help reduce total operating costs and to be able to offer multiple services over a single network. During the three and nine months ended September 30, 2008, our new product releases and further expansion into emerging markets contributed to the increase in total net product revenues for those periods. In the third quarter of 2008, we also experienced increased revenue from the enterprise market primarily due to the sales of Infrastructure solutions. Our net service revenues increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the increase in maintenance revenue from our expanding installed base.
Infrastructure Segment Revenues
The following table shows net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007 (1)	$ Change	%Change	2008	2007 (1)	$ Change	%Change
Net Infrastructure segment revenues:
Infrastructure product revenue	$610.3	$464.7	$145.6	31%	$1,714.9	$1,252.8	$462.1	37%
Percentage of net revenues	64.4%	63.3%			64.7%	61.8%
Infrastructure service revenue	119.0	79.5	39.5	50%	308.7	233.1	75.6	32%
Percentage of net revenues	12.6%	10.8%			11.7%	11.5%

Total Infrastructure segment revenues (1)	$729.3	$544.2	$185.1	34%	$2,023.6	$1,485.9	$537.7	36%

Percentage of net revenues	77.0%	74.1%			76.4%	73.3%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue in the Infrastructure and SLT segments.
Infrastructure — Product
For the three months ended September 30, 2008, the increase in Infrastructure product revenue was primarily attributable to revenue growth from our MX- and E-series product families in both the service provider and enterprise markets due to our customers’ increased demand for network infrastructure solutions. To a lesser extent, our T-series products also contributed to the revenue growth in the third quarter of 2008 and our EX-series products, which were introduced in the first quarter of 2008, continued to grow in the third quarter of 2008. For the nine months ended September 30, 2008, the increase was primarily due to growth from MX-, M- and T-series product families as both our service provider and enterprise customers continued to build out their networks as their bandwidth requirements increased. E-series product revenue increased during the three and nine months ended September 30, 2008, primarily as a result of the timing of revenue recognition for previously shipped products from certain arrangements compared to revenue recognized in the same periods in 2007. In the three and nine months ended September 30, 2008, we experienced sales growth both in the service provider and enterprise markets. From a geographical perspective, during the three and nine months ended September 30, 2008, we experienced revenue growth in all three regions, with particular strength in the Americas region.

We track Infrastructure chassis revenue units and ports shipped to analyze customer trends and indicate areas of potential network growth. Most of our Infrastructure product platforms are modular, with the chassis serving as the base of the platform. Each chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the platform receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table shows Infrastructure revenue units and ports shipped:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Unit Change	% Change	2008	2007	Unit Change	% Change
Infrastructure chassis revenue units (1)	3,559	2,931	628	21%	9,951	7,877	2,074	26%
Infrastructure ports shipped (1)	95,839	61,728	34,111	55%	268,772	155,159	113,613	73%

(1)	Excludes fixed configuration Ethernet switching products.
Infrastructure chassis revenue units and product revenue increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the product mix that favored higher margin chassis revenue units which was driven by bandwidth demand as customers are seeking to expand capabilities in their networks and to offer differentiating feature-rich multi-play services that allow them to generate new revenue sources. The port shipments also increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the increase in the overall number of chassis revenue units from richly configured T- and M-series router products shipped during the 2008 periods.
Infrastructure — Service
The increase in Infrastructure service revenue for the three and nine months ended September 30, 2008, was primarily due to an increase in our installed base of equipment being serviced and the timing of revenue recognition for previously shipped products from certain arrangements. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support service. We also experienced increased professional service revenue due to consulting projects.
SLT Segment Revenues
The following table shows net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007 (1)	$ Change	%Change	2008	2007 (1)	$ Change	%Change
Net SLT segment revenues:
SLT product revenue	$156.7	$142.1	$14.6	10%	$450.2	$405.4	$44.8	11%
Percentage of net revenues	16.6%	19.3%			17.0%	20.0%
SLT service revenue	61.0	48.7	12.3	25%	175.1	135.6	39.5	29%
Percentage of net revenues	6.4%	6.6%			6.6%	6.7%

Total SLT segment revenues (1)	$217.7	$190.8	$26.9	14%	$625.3	$541.0	$84.3	16%

Percentage of net revenues	23.0%	25.9%			23.6%	26.7%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue in the Infrastructure and SLT segments.
SLT — Product
We experienced increases in SLT product revenue primarily from an increase in revenue from branch and high-end Firewall products as well as J-series products in the three and nine months ended September 30, 2008, compared to the same periods in 2007. These increases were partially offset by a decline in revenues from DX and WX products. The integrated systems introduced prior to 2007, such as the SSG Firewall products, gained further traction in the market place with revenue from these product lines growing in the three and nine months ended September 30, 2008, compared to same periods in 2007. In the three and nine months ended September 30, 2008, we experienced sales growth both in the service provider and enterprise markets. Geographically, revenues increased in all three regions, for the three and nine months ended September 30, 2008 with strength in the EMEA and Asia Pacific (“APAC”) regions and to a lesser extent in the Americas region.
The following table shows SLT revenue units recognized:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Unit Change	% Change	2008	2007	Unit Change	% Change
SLT revenue units	60,587	64,402	(3,815)	(6%)	180,724	176,708	4,016	2%
SLT revenue units decreased while product revenue increased in the three months ended September 30, 2008, compared to the same period in 2007, primarily due to the product mix that favored high-end Firewall and J-series products. Both SLT revenue units and product revenue increased in the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to the product mix that favored higher margin products.
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
Net Revenues by Geographic Region
The following table shows the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Americas:
United States	$424.8	$306.6	$118.2	39%	$1,138.2	$875.9	$262.3	30%
Other	53.7	38.8	14.9	38%	146.9	80.1	66.8	83%

Total Americas	478.5	345.4	133.1	39%	1,285.1	956.0	329.1	34%
Percentage of net revenues	50.5%	47.0%			48.5%	47.2%
Europe, Middle East, and Africa	277.6	239.1	38.5	16%	803.3	646.4	156.9	24%
Percentage of net revenues	29.3%	32.5%			30.3%	31.9%
Asia Pacific	190.9	150.5	40.4	27%	560.5	424.5	136.0	32%
Percentage of net revenues	20.2%	20.5%			21.2%	20.9%

Total	$947.0	$735.0	$212.0	29%	$2,648.9	$2,026.9	$622.0	31%

Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenue in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to growth in revenue from both the service provider and enterprise markets and the timing of revenue recognition for previously shipped products from certain arrangements, as our customers continued to focus on increasing network performance, reliability and scale. In the United States, net revenues increased in absolute dollars and as a percentage of total net revenue, in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to growth in revenue from both the service provider and enterprise markets and the timing of revenue recognition for previously shipped products from certain arrangements.
Net revenues in EMEA increased in absolute dollars in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to revenue growth in emerging markets in the Middle East and Eastern Europe which was driven by service provider network build-outs as a result of bandwidth demand and growth in the enterprise market. Net revenue in EMEA as a percentage of total net revenue decreased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the relative strength of the Americas region.

Net revenues in APAC increased in absolute dollars in the three months ended September 30, 2008, compared to the same period in 2007, primarily due to strength in Japan and the Association of Southeast Asian Nations (“ASEAN”) countries, which was driven by bandwidth demand as well as our customers’ deployment of routing platforms for their next-generation networks. Net revenues in APAC as a percentage of total net revenues decreased slightly in the three months ended September 30, 2008, compared to the same period in 2007, primarily due to the relative strength of the Americas region. Net revenues in APAC increased in absolute dollars and as a percentage of total net revenue in the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to strength in Japan, China, and the ASEAN countries partially offset by a decrease in revenue from Australia.
Net Revenues by Markets and Customers
We sell our high-performance network products and service offerings from both the Infrastructure and SLT segments to two primary markets — service providers and enterprise. The service provider market includes wireline, wireless, and cable operators as well as major internet content and application providers. The enterprise market represents businesses; federal, state and local governments; and research and education institutions. During the three and nine months ended September 30, 2008, the service provider market accounted for 72.7% and 73.0%, respectively, of our total net revenues, and the enterprise market accounted for 27.3% and 27.0%, respectively, of our total net revenues. During the three and nine months ended September 30, 2007, the service provider market accounted for 71.5% and 71.7%, respectively, of our total net revenues, and the enterprise market accounted for 28.5% and 28.3%, respectively, of our total net revenues. Net revenues to the service provider market increased by 31% and 33% during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Net revenues to the enterprise market increased by 24% and 25% during the three and nine months ended September 30, 2008, compared to the same periods in 2007.
Verizon accounted for 13.3% of our net revenues for the three months ended September 30, 2008, and no single customer accounted for 10.0% or more of our net revenues for the nine months ended September 30, 2008. NSN and its predecessor companies accounted for greater than 10.0% of our net revenues for the three and nine months ended September 30, 2007.
Cost of Revenues
The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Cost of revenues:
Product	$230.1	$168.1	$62.0	37%	$637.0	$482.9	$154.1	32%
GM as a percentage of product revenues	70.0%	72.3%			70.6%	70.9%
Service	77.5	64.2	13.3	21%	224.7	182.2	42.5	23%
GM as a percentage of service revenues	56.9%	50.0%			53.6%	50.6%

Total cost of revenues	$307.6	$232.3	$75.3	32%	$861.7	$665.1	$196.6	30%

GM as a percentage of net revenues	67.5%	68.4%			67.5%	67.2%
Cost of product revenues increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, while product gross margin slightly decreased in the three months ended September 30, 2008, and increased in the nine months ended September 30, 2008, compared to the same periods of 2007.
The cost of product revenues increased in absolute dollars in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to our increase in product revenues, which resulted in higher product costs. The slight decrease in product gross margin as a percentage of product revenues in the three and nine months ended September 30, 2008, compared to same periods in 2007, is primarily attributable to changes in the product mix due to the timing of revenue recognition for previously shipped lower margin E-series products from certain arrangements, partially offset by growth in our higher-margin T- and M-series product families within our Infrastructure segment and increased sales of our higher margin Firewall and J-series products within our SLT segment.

As of September 30, 2008, and 2007, we had 220 and 181 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
The increases in cost of service revenues and service gross margin were commensurate with the growth in revenue in absolute dollars due to the timing of revenue recognition for previously shipped products from certain arrangements and the timing of our spares components purchases. Personnel related charges, consisting of salaries, bonus, fringe benefits expenses, stock-based compensation expenses, and other employee-related expenses increased $3.2 million and $15.6 million in the three and nine months ended September 30, 2008, respectively, primarily due to a 12% increase in headcount in the customer service organization, from 718 to 805 employees, to expand our world-wide operations. Our outside service expense also increased in the 2008 periods primarily to support the expanding installed equipment base. Additionally, facilities and information technology expenses related to cost of service revenues increased in connection with the growth of service business as a portion of our overall operations.
Operating Expenses
The following table shows operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Research and development	$194.0	$167.9	$26.1	16%	$551.0	$457.7	$93.3	20%
Sales and marketing	200.6	177.8	22.8	13%	576.9	485.3	91.6	19%
General and administrative	37.6	29.2	8.4	29%	106.9	84.4	22.5	27%
Amortization of purchased intangible assets	5.2	20.2	(15.0)	(74%)	38.3	65.7	(27.4)	(42%)
Other charges, net	—	(5.1)	5.1	(100%)	9.0	9.2	(0.2)	(2%)

Total operating expenses	$437.4	$390.0	$47.4	12%	$1,282.1	$1,102.3	$179.8	16%

Operating income	$202.0	$112.8	$89.2	79%	$505.1	$259.5	$245.6	95%

The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	20.5%	22.8%	20.8%	22.6%
Sales and marketing	21.2%	24.2%	21.8%	23.9%
General and administrative	4.0%	4.0%	4.0%	4.2%
Amortization of purchased intangible assets	0.5%	2.8%	1.5%	3.2%
Other charges, net	—	(0.7%)	0.3%	0.5%

Total operating expenses	46.2%	53.1%	48.4%	54.4%

Operating income	21.3%	15.3%	19.1%	12.8%

The increase in research and development expenses for the three and nine months ended September 30, 2008, was primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. Research and development expenses primarily consist of personnel related expenses and new product development costs. Personnel related charges, consisting of salaries, bonus, fringe benefits expenses, stock-based compensation expenses, and other employee-related expenses increased $14.1 million and $50.5 million in the three and nine months ended September 30, 2008, respectively, primarily due to a 25% increase in headcount in our engineering organization, from 2,460 to 3,063 employees, to support product innovation intended to capture anticipated future network infrastructure growth and opportunities. Outside consulting and other development expense also increased to support our product innovation initiatives. Additionally, facilities and information technology expenses related to research and development expenses increased to support these engineering efforts.
The increase in sales and marketing expenses was primarily due to increases in personnel related expenses and marketing expenses. Personnel related charges, consisting of salaries, commissions, bonus, fringe benefits, stock-based compensation expenses, and other employee-related expenses increased $17.3 million and $59.7 million for the three and nine months ended September 30, 2008, respectively, primarily due to a 19% increase in headcount in our worldwide sales and marketing organizations, from 1,805 to 2,139 employees. Included in the personnel charges was an increase in commission expense of $5.6 million for the nine months ended September 30, 2008, compared to the same period in 2007, due to our higher net revenues. We also increased our investment in corporate and channel marketing efforts from the prior year. As our sales force grew, we also increased facilities and information technology expense related to the sales and marketing organizations in the three months and nine months ended September 30, 2008, compared to the same periods in 2007.
The increase in general and administrative expenses was primarily due to an increase in personnel related expenses and outside professional services. Personnel related charges, consisting of salaries, bonus, fringe benefits, stock-based compensation expenses, and other employee-related expenses increased $1.9 million and $8.5 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to a 24% increase in headcount in our worldwide general and administrative functions, from 274 to 340 employees, to support the overall growth of the business. Outside professional service fees increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, as a result of increased legal fees and business processes re-engineering costs. Additionally, facilities and information technology related to general and administrative expenses increased to support our growing business.
Research and development and sales and marketing expenses each decreased as a percentage of net revenues in the three and nine months ended September 30, 2008, while general and administrative expenses remained flat and decreased as a percentage of net revenues in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to our focused execution and cost control initiatives.
Amortization of purchased intangible assets decreased in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to a decrease in amortization expense as certain purchased intangible assets became fully amortized during the second quarter of 2008. This decrease was partially offset by the inclusion of an impairment charge of $5.0 million, for the nine months ended September 30, 2008, as a result of the phase out of our DX products.
Other charges, net, decreased in the three months ended September 30, 2008, primarily due to the absence of a gain from a litigation settlement that occurred in the same period a year ago. See Note 4 — Other Financial Information under “Other Charges, Net” in Notes to Condensed Consolidated Financial Statements in Item I of this Form 10-Q, for more information.
Interest and Other Income, Net, Gain or (Loss) on Minority Equity Investments, and Income Tax Provision
The following table shows net interest and other income and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Interest and other income, net	$9.7	$17.9	$(8.2)	(46%)	$40.5	$76.4	$(35.9)	(47%)
Percentage of net revenues	1.1%	2.4%			1.5%	3.8%
(Loss) gain on minority equity investments	—	—	—	—	(1.5)	6.7	(8.2)	(122%)
Percentage of net revenues	N/M	N/M			N/M	N/M
Income tax provision	63.2	45.6	17.6	39%	164.8	104.7	60.1	57%
Percentage of net revenues	6.7%	6.2%			6.2%	5.2%

N/M — Not meaningful
The decrease in interest and other income, net, was primarily due to lower interest rates in the 2008 period as compared to a year ago.
The gain (loss) on minority equity investments decreased in the nine months ended September 30, 2008, compared to the same period in 2007. No gain or loss was recorded in the three months ended September 30, 2008, and 2007. In the nine months ended September 30, 2008, we recorded a loss on two of our minority equity investments. In the nine months ended September 30, 2007, we realized a gain from one of our minority equity investments that completed an initial public offering.
We recorded tax provisions of $63.2 million and $45.6 million, or effective tax rates of 30% and 35%, for the three months ended September 30, 2008 and 2007, respectively. We recorded tax provisions of $164.8 million and $104.7 million, or effective tax rates of 30% and 31%, for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rates for the three and nine months ended September 30, 2008, differ from the federal statutory rate of 35% primarily due to earnings in foreign jurisdictions which are subject to lower rates. The effective tax rate for the three and nine months ended September 30, 2007, differ from the federal statutory rate of 35% primarily due to earnings in foreign jurisdictions which are subject to lower rates and the federal research and development credit offset by the disallowance of stock option charges incurred within certain jurisdictions during the three months ended September 30, 2007. The Company’s income taxes payable for federal and state purposes were reduced by the tax benefit from employee stock option transactions. This benefit totaled $10.5 million and $29.6 million for the three and nine months ended September 30, 2008, respectively, and was reflected as an increase to additional paid-in capital.
The Emergency Economic Stabilization Act of 2008 has provided an extension of the federal research and development (“R&D”) credit provisions that had previously expired on December 31, 2007. The benefit from this extended provision, which took effect on October 3, 2008, will be reflected in the Company’s tax provision for the quarter ending December 31, 2008.
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
Segment Information
For a description of the products and services for each segment, See Note 7 — Segments in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.
Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007 (1)	$ Change	% Change	2008	2007 (1)	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$610.3	$464.7	$145.6	31%	$1,714.9	$1,252.8	$462.1	37%
Service	119.0	79.5	39.5	50%	308.7	233.1	75.6	32%

Total Infrastructure revenues	729.3	544.2	185.1	34%	2,023.6	1,485.9	537.7	36%

Service Layer Technologies:
Product	156.7	142.1	14.6	10%	450.2	405.4	44.8	11%
Service	61.0	48.7	12.3	25%	175.1	135.6	39.5	29%

Total Service Layer Technologies revenues	217.7	190.8	26.9	14%	625.3	541.0	84.3	16%

Total net revenues	947.0	735.0	212.0	29%	2,648.9	2,026.9	622.0	31%

Operating income:
Infrastructure	216.9	164.2	52.7	32%	603.5	423.7	179.8	42%
Service Layer Technologies	20.7	(9.3)	30.0	N/M	39.2	(10.0)	49.2	N/M

Total segment operating income	237.6	154.9	82.7	53%	642.7	413.7	229.0	55%
Other corporate (2)	—	—	—	—	(4.7)	—	(4.7)	N/M

Total management operating income	237.6	154.9	82.7	53%	638.0	413.7	224.3	54%
Amortization of purchased intangible assets	(6.5)	(21.6)	15.1	(70%)	(42.4)	(69.8)	27.4	(39%)
Stock-based compensation expense.	(28.8)	(21.2)	(7.6)	36%	(78.9)	(68.7)	(10.2)	15%
Stock-based payroll tax expense	(0.3)	(4.4)	4.1	(93%)	(2.6)	(6.5)	3.9	(60%)
Other charges, net	—	5.1	(5.1)	N/M	(9.0)	(9.2)	0.2	(2%)

Total operating income	202.0	112.8	89.2	79%	505.1	259.5	245.6	95%
Interest and other income, net	9.7	17.9	(8.2)	(46%)	39.0	83.1	(44.1)	(53%)

Income before income taxes	$211.7	$130.7	$81.0	62%	$544.1	$342.6	$201.5	59%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Other corporate represents miscellaneous expenses that have not been allocated to segment operating results.

N/M	- Not meaningful

The following table shows financial information for each segment as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 (1)	2008	2007 (1)
Net Revenues:
Infrastructure:
Product	64.4%	63.3%	64.7%	61.8%
Service	12.6%	10.8%	11.7%	11.5%

Total Infrastructure revenues	77.0%	74.1%	76.4%	73.3%
Service Layer Technologies:
Product	16.6%	19.3%	17.0%	20.0%
Service	6.4%	6.6%	6.6%	6.7%

Total Service Layer Technologies revenues	23.0%	25.9%	23.6%	26.7%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating income:
Infrastructure	22.9%	22.3%	22.8%	20.9%
Service Layer Technologies	2.2%	(1.2%)	1.5%	(0.5%)

Total segment operating income	25.1%	21.1%	24.3%	20.4%
Other corporate (2)	—	—	(0.2%)	—

Total management operating income	25.1%	21.1%	24.1%	20.4%
Amortization of purchased intangible assets	(0.7%)	(2.9%)	(1.6%)	(3.4%)
Stock-based compensation expense	(3.0%)	(2.9%)	(3.0%)	(3.4%)
Stock-based payroll tax expense	(0.1%)	(0.7%)	(0.1%)	(0.3%)
Other charges, net	—	0.7%	(0.3%)	(0.5%)

Total operating income	21.3%	15.3%	19.1%	12.8%
Interest and other income, net	1.1%	2.5%	1.5%	4.1%

Income before income taxes	22.4%	17.8%	20.6%	16.9%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenue and operating results in the Infrastructure and SLT segments.

(2)	Other corporate represents miscellaneous expenses that have not been allocated to segment operating results.
Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Net Revenues.”
Infrastructure segment operating income increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to revenue growth from our router product families and to a lesser extent our Ethernet switching product family, which outpaced the expense growth. Infrastructure product gross margin increased in absolute dollars in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to revenues from richly configured high-end T- and M-series router products as well as high-margin port shipments. The Infrastructure gross margin percentage decreased slightly in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to product mix and the timing of revenue recognition from certain arrangements for previously shipped lower margin E-series products.
We continued to invest in research and development efforts to continue our innovation of products and expand our Infrastructure product portfolio, but our research and development expense decreased as a percentage of Infrastructure net revenues in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to cost control initiatives that resulted in revenue growing faster than expenses. We will continue to make investments to expand our product features and functionality based upon the trends in the marketplace. Additionally, in the three and nine months ended September 30, 2008, compared to the same periods in 2007, our sales and marketing expenses decreased slightly as a percentage of Infrastructure net revenues, but increased in absolute dollars as we increased our efforts to reach enterprise and service provider customers. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the Infrastructure segment generally based upon revenue, usage and headcount.
SLT Segment
An analysis of the change in revenue for the SLT segment, and the change in units, can be found above in the section titled “Net Revenues.”
SLT segment operating income increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to revenue growth outpacing increases in SLT expenses. SLT product gross margin and gross margin percentage increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to product mix, particularly from an increase in the mix of higher margin high-end Firewall and J-series products in 2008. Research and development related costs decreased in absolute dollars and as a percentage of SLT revenues in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to cost control initiatives that resulted in revenue growing faster than research and development expenses. Additionally, sales and marketing as well as general and administrative expenses decreased as a percentage of SLT net revenues in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to our focused execution. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on revenue, usage and headcount. We have historically experienced seasonality and fluctuations in the demand for our SLT products, which may result in greater variations in our quarterly revenue.
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
Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess quarterly operating results:

	Three Months Ended September 30,
	2008	2007
Days sales outstanding (DSO)(a)	35	34
Book-to-bill ratio(b)	>1	>1

(a)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days for the three months ended September 30, 2008. DSO increased slightly in the third quarter of 2008, compared to the third quarter of 2007, primarily due to the timing of receipts from our customers.

(b)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the period.

Liquidity and Capital Resources
Overview
We have funded our business through our operating activities and by issuing securities. The following table shows our capital resources (in millions, except percentages):

	September 30,	December 31,
	2008	2007	$ Change	% Change
Working capital	$1,619.5	$1,175.3	$444.2	38%

Cash and cash equivalents	$1,778.5	$1,716.1	$62.4	4%
Short-term investments	242.5	240.4	2.1	1%
Long-term investments	110.7	59.3	51.4	(87%)

Total cash, cash equivalents and available-for-sale investments	$2,131.7	$2,015.8	$115.9	6%

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
During the nine months ended September 30, 2008, we repurchased $562.2 million, or 22.7 million shares, of our common stock under two stock repurchase programs that were authorized by our Board of Directors.
Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), we repurchased approximately 13.2 million shares of our common stock at an average price of $24.52 per share for a total purchase price of $323.7 million during the three months ended September 30, 2008, and approximately 15.4 million shares of our common stock at an average price of $24.53 per share for a total purchase price of $376.8 million during the nine months ended September 30, 2008. As of September 30, 2008, we have repurchased and retired approximately 84.8 million shares of our common stock under the 2006 Stock Repurchase Program at an average price of $23.58 per share, and the program had no remaining authorized funds available for future stock repurchases.
The Board of Directors approved another $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, we repurchased approximately 4.8 million shares of our common stock at an average price of $24.66 per share for a total purchase price of $117.2 million during the three months ended September 30, 2008, and approximately 7.3 million shares of our common stock at an average price of $25.42 per share for a total purchase price of $185.4 million during the nine months ended September 30, 2008. As of September 30, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $814.6 million.
All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Future share repurchases under the 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
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

However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:
•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditures and research and development plans;

•	the market acceptance of our products;

•	repurchases of our common stock;

•	issuance and repayment of debt;

•	litigation expenses, settlements and judgments;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to our future restructuring plans, if any;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our equity incentive plans; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts and related uncertainties.
Cash Requirements and Contractual Obligations
Our principal commitments primarily consisted of obligations outstanding under operating leases, purchase commitments, tax liabilities and other contractual obligations.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 1.9 million square feet world wide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in January 2017. As of September 30, 2008, future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $225.4 million, of which $14.1 million will be paid over the remaining nine months of 2008.
In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecast. As of September 30, 2008, there were NCNR component orders placed by our contract manufacturers with a value of $98.9 million. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not take ownership of the components and title to the products transfers from contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders. As of September 30, 2008, we had accrued $28.5 million based on our estimate of such charges.
As of September 30, 2008, we had $82.5 million of long-term liabilities in our condensed consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next 12 months due to uncertainties in the timing of tax audit outcomes.
As of September 30, 2008, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a software subscription requiring payment of $5.0 million in January 2009, and a joint development agreement with quarterly payments of $3.5 million payable through January 2010. Additionally, in the second quarter of 2008, we entered into a five year, $34.0 million data center hosting agreement which was amended in the third quarter of 2008, increasing the amounts payable under the agreement to $36.4 million. As of September 30, 2008, $28.1 million remained unpaid under the data center hosting agreement of which $1.9 million is required to be paid by the fourth quarter of 2008. The remaining commitment under this agreement is expected to be paid through the end of April 2013.
In the nine months ended September 30, 2008, cash and cash equivalents increased by $62.4 million. This increase resulted from $660.1 million of cash that was generated from our operating activities, partially offset by cash used in investing activities of $191.5 million and cash used in financing activities of $406.2 million.
Operating Activities
We generated cash from operating activities of $660.1 million in the nine months ended September 30, 2008, compared to $542.2 million in the same period of 2007. The increase of $117.9 million in the 2008 period compared to a year ago was chiefly due to the following activities within the period:
•	Net income of $379.3 million in the nine months ended September 30, 2008, compared to $237.9 million in the same 2007 period due to revenue growth and decreases in expenses as a percentage of net revenues.

•	Cash inflow of $11.2 million in the nine months ended September 30, 2008, as compared to an outflow of $20.7 million for the same period in 2007, primarily due to the decrease in accounts receivable during the current fiscal year as a result of improved DSO from 42 days as of December 31, 2007 to 35 days as of September 30, 2008 and the timing of product shipments at the end of the quarter.

•	Cash inflow of $75.6 million in the nine months ended September 30, 2008, as compared to an inflow of $30.2 million for the same period in 2007, primarily due to increases in other payables and liabilities. In particular, our income taxes payable and long-term tax reserve liabilities increased by $41.9 million in the nine months ended September 30, 2008, compared to a decrease of $4.3 million in the same 2007 period, due to the timing of payments of federal, state and foreign income taxes.

Investing Activities
For the nine months ended September 30, 2008, net cash used by investing activities was $191.5 million compared to $509.6 million of net cash generated by investing activities in the nine months ended September 30, 2007. The change compared to the prior year period was primarily due to the movement of cash from short and long-term investments to cash and cash equivalents during the first nine months of 2007 in anticipation of stock repurchases under the 2006 Stock Repurchase Program. In the first nine months of 2008, we invested a net $57.1 million in available-for-sale investments based upon our investment strategy.
Financing Activities
Net cash used in financing activities was $406.2 million and $1,298.8 million for the nine months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30 2008, we used $562.2 million to repurchase our common stock, partially offset by cash proceeds of $115.4 million from common stock issued to employees, compared to the $1,623.2 million of common stock repurchases in the same 2007 period, partially offset by cash proceeds of $308.7 million from common stock issued to employees.
Factors That May Affect Future Results
A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We maintain an investment portfolio of various holdings, types and maturities. The values of our investments are subject to market price volatility. In addition, a portion of our cash and marketable securities is held in non-U.S. domiciled countries. These marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial net gains or losses during the three and nine months ended September 30, 2008 and 2007 related to the sales of our investments.
Foreign Currency Risk and Foreign Exchange Forward Contracts
We use derivatives to partially offset our market exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes.
We use foreign currency forward contracts to mitigate gains and losses generated from the re-measurement of certain foreign currency denominated monetary assets and liabilities. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.
Our sales are primarily denominated in U.S. dollars. Our costs of revenues and operating expenses are denominated in U.S. dollars, the British Pound, the Euro, Indian Rupee and Japanese Yen as well as other foreign currencies. We use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2008 and 2007, in interest and other income, net on our condensed consolidated statements of operations. Research and development, sales and marketing, as well as general and administrative expenses slightly increased in the three and nine months ended September 30, 2008, compared with the same periods in 2007, due to the effect of foreign currency fluctuations.
Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a publicly-traded equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The aggregate fair value of our marketable equity securities was $6.1 million and $8.6 million as of September 30, 2008, and December 31, 2007, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.
In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $26.3 million and $23.3 million as of September 30, 2008, and December 31, 2007, respectively.
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
Changes in Internal Controls
In 2007, we initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, CRM system and our ERP system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Legal Proceedings” section in Note 9 — Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.
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
The factors that may affect the unpredictability of our quarterly results include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products sold, changing market conditions, including current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters.
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
Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties and constrained spending on network expansion have previously resulted (for example, in 2001 and 2002), and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast and manage our contract manufacturer relationships. In addition, recent turmoil in the global financial markets and recession concerns, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Economic downturns may also lead to longer collection cycles for payments due from our customers, an increase in bad debts, restructuring initiatives and associated expenses and impairment of investments. Furthermore, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future economic weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network expansion could have a material adverse effect on demand for our products and consequently on our net revenues, results of operations and stock price.
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
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues for the three months ended September 30, 2008 and NSN accounted for greater than 10% of our net revenues during the three and nine months ended September 30, 2007. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Changes in the business requirements, vendor selection or purchasing behavior of our key customers or potential new customers could significantly decrease sales to such customers. In addition, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Any of these factors could adversely affect our net revenues and results of operations.
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
We and certain of our current and former officers and current and former members of our board of directors are subject to various lawsuits. For example, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found above in Note 9 — Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend, settle and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, results of operations and cash flow.
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
We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate market requirements or to develop and introduce new products or product enhancements to meet those needs in a timely manner, such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate, develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, in the first quarter of 2008, we announced new products designed to address the Ethernet switching market, a market in which we have not had a historical presence. If these new products do not gain market acceptance at a sufficient rate of growth, or at all, our ability to meet future financial targets may be adversely affected. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.
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
Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they have been and can be time consuming, result in costly litigation and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, operating results, financial condition and cash flow could be materially and adversely affected.
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
Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 9 — Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concluded the SEC’s formal investigation of the Company with respect to this matter. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. We are also subject to civil litigation related to the stock option matters. No assurance can be given regarding the outcomes from litigation or other possible government actions. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or if we enter into any settlements related thereto, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
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
We are required to test annually, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, this impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Recently, the turmoil in credit markets and the broader economy has contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Further declines in our stock price or the failure of our stock price to recover from previous declines, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
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
The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges,
We are required to expense equity compensation given to our employees, which has reduced our reported earnings, will significantly harm our operating results in future periods and may reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.
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
At September 30, 2008, we had $1,778.5 million in cash and cash equivalents and $353.2 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs	Programs(1)
July 1 - July 31, 2008	1,315,981	$23.15	1,315,981	$1,225,067,380
August 1 - August 31, 2008	845,484	25.88	845,484	1,203,184,833
September 1 - September 30, 2008	15,792,677	24.60	15,792,677	814,623,284

Total	17,954,142	$24.56	17,954,142

(1)	In July 2006 and February 2007, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2006 Stock Repurchase Program”). This program authorized the Company to purchase up to a total of $2.0 billion of the Company’s common stock. In addition, during March 2008, the Board approved a new stock repurchase program (the “2008 Stock Repurchase Program”) which authorized the Company to purchase up to $1.0 billion of the Company’s common stock. This new program is in addition to the 2006 Stock Repurchase Program. During the three months ended September 30, 2008, the Company repurchased and retired 13,203,694 shares and 4,750,448 shares of common stock at an average price of $24.52 per share and $24.66 per share, respectively, under the 2006 Stock Repurchase Program and the 2008 Stock Repurchase Program. During the nine months ended September 30, 2008, the Company repurchased and retired 15,359,852 shares and 7,292,084 shares of common stock at an average price of $24.53 per share and $25.42 per share, respectively, under the 2006 Stock Repurchase Program and the 2008 Stock Repurchase Program. All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. As of September 30, 2008, the 2006 Stock Repurchase Program has no remaining authorized funds. Future share repurchases under the 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2008)

10.1	Offer Letter by and between Juniper Networks, Inc. and John Morris

10.2	Employment Agreement by and between Juniper Networks, Inc. and Kevin Johnson

10.3	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens

10.4	Form of Executive Officer Severance Agreement, as amended on August 26, 2008

10.5	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended on August 26, 2008

10.6	Description of Compensatory Arrangements for Edward Minshull adopted on September 17, 2008 (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
November 7, 2008	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2008)

10.1	Offer Letter by and between Juniper Networks, Inc. and John Morris

10.2	Employment Agreement by and between Juniper Networks, Inc. and Kevin Johnson

10.3	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens

10.4	Form of Executive Officer Severance Agreement, as amended on August 26, 2008

10.5	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended on August 26, 2008

10.6	Description of Compensatory Arrangements for Edward Minshull adopted on September 17, 2008 (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002