Form 10-K
period 2008-12-31
JUNIPER NETWORKS INC
filed 2009-03-02
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-26339
JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0422528 (IRS Employer Identification No.)
1194 North Mathilda Avenue Sunnyvale, California 94089 (Address of principal executive offices, including zip code)	(408) 745-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.00001 per share	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $8,883,000,000 as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the Common Stock on the NASDAQ Global Select Market on June 30, 2008). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of February 23, 2009, there were approximately 522,135,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2009 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2008.

PART I

ITEM 1.	Business

Overview

We design, develop, and sell products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single Internet Protocol (“IP”)-based network. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and education institutions that view the network as critical to their success. High-performance networking is designed to provide fast, reliable, and secure access to applications and services. We offer a high-performance network infrastructure that includes best-in-class IP routing, Ethernet switching, security and application acceleration solutions, as well as partnerships designed to extend the value of the network and worldwide services and support designed to optimize customer investments. We believe our open network infrastructure provides customers with greater choice and control in quickly meeting high-performance business requirements, while enabling them to reduce the total cost of ownership of their network infrastructure.

Our operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). Our Infrastructure segment primarily offers scalable routing and switching products that are used to control and direct network traffic from the core, through the edge, aggregation, and the customer premise equipment level. Infrastructure products include our IP routing and carrier Ethernet routing portfolio, as well as our Ethernet switching portfolio. Our SLT segment offers solutions that meet a broad array of our customer’s priorities, from protecting the network itself, and protecting data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. Together, our high-performance product and service offerings help enable our customers to convert legacy networks that provide commoditized, best efforts services into more valuable assets that provide differentiation and value and increased performance, reliability, and security to end-users. See Note 11 — Segment Information in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for information regarding financial information regarding each of our Infrastructure and SLT segments, which is incorporated herein by reference.

During our fiscal year ended December 31, 2008, we generated net revenues of $3.57 billion and conducted business in more than 100 countries around the world. See Item 8 of Part II for more information on our consolidated financial position as of December 31, 2008 and 2007 and our consolidated results of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2008.

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

Maintain and Extend Technology Leadership

Our JUNOS® operating system, application-specific integrated circuit (“ASIC”) technology, and network-optimized product architecture have been key elements to establishing and maintaining our technology leadership. We believe that these elements can be leveraged into future products that we are currently developing. We intend to maintain and extend our technological leadership in the service provider and enterprise markets primarily through innovation and continued investment in our research and development departments, supplemented by external partnerships, including strategic alliances, as well as acquisitions that would allow us to deliver a broader range of products and services to customers in target markets.

Leverage Position as Supplier of High-Performance Network Infrastructure

From inception, we have focused on designing, developing, and building high-performance network infrastructure for demanding service provider and enterprise networking environments and have integrated purpose-built technology into a network-optimized architecture that specifically meets our customers’ needs. We believe that many of these customers will deploy networking equipment from only a few vendors. We believe that the performance, reliability, and security of our products provide us with a competitive advantage, which is critical in gaining selection as one of these vendors.

Be Strategic to Our Customers

In developing our Infrastructure and SLT solutions, we work very closely with customers to design and build best-in-class products and solutions specifically designed to meet their complex needs. Over time, we have expanded our understanding of the escalating demands and risks facing our customers. That increased understanding has enabled us subsequently to design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployments to date. We plan to continue to work hand-in-hand with our customers to implement product enhancements as well as to design future products that meet the evolving needs of the marketplace, while enabling customers to reduce costs.

Enable New IP-Based Services

Our platforms enable network operators to quickly build and secure networks cost-effectively and deploy new differentiated services to drive new sources of revenue more efficiently than legacy network products. We believe that the secure delivery of IP-based services and applications, including IP Television (“IPTV”), web hosting, outsourced Internet and intranet services, outsourced enterprise applications, and voice-over IP, will continue to grow, and are cost-effectively enabled by our high-performance network infrastructure offerings.

Establish and Develop Industry Partnerships

Our customers have diverse requirements. While our products meet certain requirements of our customers, our products are not intended to satisfy certain other requirements. Therefore, we believe that it is important that we attract and build relationships with other industry leaders in a diverse set of technologies and services that extend the value of the network for our customers. These partnerships ensure that we have access to those technologies and services, whether through technology integration, joint development, resale, or other collaboration, in order to better support a broader set of our customers’ requirements. In addition, we believe in an open network infrastructure that invites partner innovation and provides customers with greater choice and control in meeting their evolving business requirements, while enabling them to reduce costs.

Markets and Customers

We sell our high-performance network products and service offerings through direct sales and through distributors and value-added resellers to end-users in the following markets:

Service Providers

Service providers include wireline, wireless, and cable operators, as well as major Internet content and application providers. Supporting most major service provider networks in the world, our high-performance network infrastructure offerings are designed and built for the performance, reliability, and security that service providers demand. Our networking infrastructure offerings benefit these customers by:

•	Reducing capital and operational costs by running multiple services over the same network using our high density, highly reliable platforms;

•	Promoting generation of additional revenues by enabling new services to be offered to new market segments based on our product capabilities;

•	Increasing customer satisfaction, while lowering costs, by enabling consumers to self-select automatically provisioned service packages that provide the quality, speed, and pricing they desire; and

•	Providing increased asset longevity and higher return on investment as their networks can scale to multi-terabit rates based on the capabilities of our platforms.

While many of these service providers have historically been categorized separately as wireline, wireless, or cable operators, in recent years, we have seen a move towards convergence of these different types of service providers through acquisitions, mergers, and partnerships. We believe these strategic developments are made technically possible as operators invest in the build out of next generation networks (“NGN”) capable of supporting voice, video, and data traffic on to the same IP-based network. This convergence relies on IP-based traffic processing and creates the opportunity for multi-service networks including new service offerings such as IPTV. These new services offer service providers significant new revenue opportunities.

We believe that there are several other trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include significant growth in IP traffic on service provider networks because of peer-to-peer interaction, broadband usage, video, and an increasing reliance on the network as a mission critical business tool in the strategies of our IP customers and of their enterprise customers.

The IP infrastructure market for service providers includes: products and technology at the network core; the network edge to enable access; the aggregation layer; security to protect from the inside out and the outside in; the application awareness and intelligence to optimize the network to meet business and user needs; and the management, service awareness, and control of the entire infrastructure.

We have sold our products to all of the 100 largest service providers in the world.

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world’s most demanding businesses. For this reason, enterprises, governments, and research and education institutions that view their networks as critical to their success are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications while:

•	Assisting in the consolidation and delivery of existing services and applications;

•	Accelerating the deployment of new services and applications;

•	Offering integrated security to assist in the protection and recovery of services and applications; and

•	Offering operational improvements that enable cost reductions, including lower administrative, training, customer care, and labor costs.

Since we first entered the market, we have sold our products to more than 50,000 enterprise customers.

As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. We believe that innovative enterprises view the network as critical to their success and therefore must build advanced network infrastructures that provide fast, reliable, and secure access to services and applications over a single IP-based network. These high-performance enterprises require networks that are global, distributed, and always available. Network equipment vendors need to demonstrate performance, reliability, and security to these customers in specific segments with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers, branch and campus applications, distributed and extended enterprises, and Wide Area Network (“WAN”) gateways.

As customers increasingly view the network as critical to their success, we believe that customers will increasingly demand fast, reliable, and secure access to services and applications over a single IP-based network. This is partly illustrated by the success of our Integrated Security Gateway (“ISG”) products that combine firewall/

virtual private network (“VPN”) and intrusion detection and prevention (“IDP”) solutions in a single platform and Secure Services Gateway (“SSG”) platforms that provide a mix of high-performance security with Local Area Network (“LAN”)/WAN connectivity for regional and branch office deployments. We will continue to invest to develop these and other converged technologies and solutions.

Our Products and Technology

Early in our history, we developed, marketed, and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created. Our Infrastructure products are designed to address the needs at the core and the edge of the network as well as for wireless access by combining high-performance packet forwarding technology and robust operating systems into a network-optimized solution. In addition, as enterprises continue to develop and rely upon more sophisticated and pervasive internal networks, we believe the need for products with high-performance routing and switching technology is expanding to a broader set of customers, and we believe our expertise in this technology uniquely positions us to address this growing market opportunity.

Additionally, our SLT segment offers a broad family of network security solutions that deliver high-performance, cost-effective security for enterprises, service providers, and government entities, including integrated firewall and VPN solutions, secure sockets layer (“SSL”) VPN appliances, and IDP appliances. We also offer complementary products and technologies to enable our customers to provide additional IP-based services and enhance the performance and security of their existing networks and applications.

The following is an overview of our major Infrastructure and SLT product families:

Infrastructure Products

•	M-Series and T-Series: Our M-series routers are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, enterprise networks, and in other applications. Our T-series core routers are primarily designed for core IP infrastructures and are also being sold into the multi-service environment. The M-series and T-series products leverage our ASIC technology and the same JUNOS operating system to enable consistent, continuous, reliable, and predictable service delivery.

•	E-Series: Our E-series products are a full featured platform designed for the network edge with support for carrier-class routing, broadband subscriber management services and a comprehensive set of IP services. Leveraging our JUNOS operating system, the E-Series service delivery architecture enables service providers to easily deploy innovative revenue-generating services to their customers. All E-Series platforms offer a full suite of routing protocols and provide scalable capacity for tens of thousands of users.

•	MX-Series: The MX-Series is a product family developed to address emerging Ethernet network architectures and services in service provider and enterprise networks. Using our JUNOS operating system, the MX platforms provide the carrier-class performance, scale, and reliability to enable service providers and enterprises to support large-scale Ethernet deployments.

•	EX-Series: Our EX-series family expands our product portfolio running our JUNOS operating system to address the Ethernet switch market. Ethernet is a widely used technology used to transport information in enterprise networks. Our EX-series switches are designed to enable customers to cost effectively accelerate and simplify the way they install and manage business applications across their networks and enhance network operations without comprising performance.

SLT Products

•	Services Gateway, Integrated Firewall, and VPN Solutions: Our firewall and VPN systems and appliances are designed to provide integrated firewall, VPN, and denial of service protection capabilities for both enterprise environments and service provider network infrastructures. These products range from our SSG products, which combine LAN/WAN routing capabilities with unified threat management features such as anti-virus, anti-spam, and web filtering technologies, to our ISG and NetScreen series firewall and VPN systems, which are designed to deliver high-performance security in medium/large enterprise and carrier networks and data centers. In addition, we recently introduced the SRX-series of dynamic services gateways. Running our JUNOS software, the SRX-series systems provide unrivaled firewall/VPN performance and scalability and are designed to meet the network and security requirements for data center consolidation, rapid managed services deployments, and aggregation of security services.

•	SSL VPN Appliances: Our SSL VPN appliances are used to secure remote access for mobile employees, secure extranets for customers and partners, and secure intranets and are designed to be used in enterprise environments of all sizes.

•	IDP Appliances: Our IDP appliances utilize advanced intrusion detection methods to increase the detect and prevent network attacks and also provide fast and efficient traffic processing and alarm collection, presentation, and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack.

•	Application Acceleration Platforms: Our WX and WXC products improve the performance of client-server and web-enabled business applications for branch-office, remote, and mobile users. These application acceleration platforms enable our customers to deliver LAN-like performance to users around the globe who access centralized applications.

•	Identity and Policy Control Solutions: Our portfolio of identity and policy control solutions integrate subscriber privileges, application requirements, and business policies with the IP network infrastructure in order to improve the end-user experience, enhance security, and help reduce operational costs.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K, for an analysis of net product revenues by segment.

JUNOS Software

In addition to our major product families, JUNOS software, our flagship network operating system, is a key technology element in our strategy to be the leader in high-performance networking. We believe JUNOS is fundamentally superior to other network operating systems in not only its design, but also in its development. The advantages of JUNOS include:

•	One modular operating system with single source base of code and a single, consistent implementation for each control plane feature;

•	One software release train extended through a highly disciplined and firmly scheduled development process; and

•	One common modular software architecture that scales across all JUNOS-based platforms.

JUNOS software is designed to maintain continuous systems and improve the availability, performance, and security of business applications running across the network. JUNOS software helps to automate network operations by providing a single consistent implementation of features across the network in a single release train that seeks to minimize the complexity, cost, and risk associated with implementing network features and upgrades. This operational efficiency allows network administrators more time to innovate and deliver new revenue-generating applications, helping to advance the economics of high-performance networking.

The security and stability of JUNOS software, combined with its modular architecture and single source code base, provides a foundation for delivering exceptional performance, reliability, security, and scale at a total cost of ownership. With an increasing number of our platforms able to leverage JUNOS, including routing, switching, and security products, we believe JUNOS software provides us a competitive advantage over other major network equipment vendors.

Customer Service and Support

In addition to our Infrastructure and SLT products, we offer the following services: 24x7x365 technical assistance, hardware repair and replacement parts, unspecified software updates on a when-and-if-available basis, professional services, and educational services. We deliver these services directly to end-users and utilize a multi-tiered support model, leveraging the capabilities of our partners and third-party organizations, as appropriate.

We also train our channel partners in the delivery of education and support services to ensure locally delivered training.

As of December 31, 2008, we employed 783 people in our worldwide customer service and support organization. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2008, we employed 230 people in manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

We have manufacturing relationships primarily with Celestica, Flextronics, and Plexus, under which we have subcontracted the majority of our manufacturing activity. Our manufacturing activity is primarily conducted in Canada, China, Malaysia, Mexico, and the United States.

This subcontracting activity in all locations extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers, we design, specify, and monitor the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

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

Our contract manufacturers manufacture our products based on our rolling product demand forecasts. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and tests the products according to our specifications. Products are then shipped to our distributors, value-added resellers, or end-users. Generally, we do not own the components and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

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

We have five core values: trust, respect, humility, integrity, and excellence. These values are integral to how we manage our company and interact with our employees, customers, partners, and suppliers. By working collaboratively with our suppliers, we also have the opportunity to promote socially responsible business practices beyond our company and into our worldwide supply chain. To this end, we have adopted, and promote the adoption by others, of the Electronic Industry Code of Conduct. The Electronic Industry Code of Conduct outlines standards to ensure that working conditions in the electronics industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible.

Research and Development

As of December 31, 2008, we employed 3,194 people in our worldwide research and development organizations. Our research and development expenses totaled $731.2 million, $623.0 million and $480.3 million in the years ended December 31, 2008, 2007 and 2006, respectively. We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, and embedded operating systems. These individuals have worked in leading computer data networking and telecommunication companies.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology, and maintaining the competitiveness of our product and service offerings. In our Infrastructure and SLT products, we are leveraging our software and ASIC technology, developing additional network interfaces targeted to our customers’ applications, and continuing to develop NGN technology to support the anticipated growth in IP network requirements. We continue to expand the functionality of our products to improve performance reliability and scalability, and to provide an enhanced user interface.

Our research and development process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our research and development team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market.

Sales and Marketing

As of December 31, 2008, we employed 2,190 people in our worldwide sales and marketing organizations. These sales employees operate in different locations around the world in support of our customers.

Our sales organization is organized into three geographic regions and within each region according to the particular needs in that market. Our three geographic regions are: (i) the Americas (including United States, Canada, Mexico, Central and South America), (ii) Europe, Middle East, and Africa (“EMEA”) and (iii) Asia Pacific (“APAC”). Within each region, there are regional and country teams to ensure we operate close to our customers.

See Note 11 — Segment Information in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for information concerning our revenues by geographic regions and by significant customers, which is incorporated herein by reference. Our operations subject us to certain risks and uncertainties associated with international operations. See Item 1A of Part I, “Risk Factors,” for more information.

Our sales teams operate in their respective regions and generally either engage customers directly or manage customer opportunities through our distribution and reseller relationships or channels as described below. In the United States and Canada, we sell to several service providers directly and sell to other service providers and enterprise customers primarily through resellers. Almost all of our sales outside the United States and Canada are made through our channel partners.

Direct Sales Structure

Where we have a direct relationship with our customers, the terms and conditions are governed either by customer purchase orders and our acknowledgement of those orders or by purchase contracts. In instances where we have direct contracts with our customers, those contracts set forth only general terms of sale and do not require customers to purchase specified quantities of our products. For this type of customer, our sales team engages directly with the customer. We directly receive and process customer purchase orders.

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we do the majority of our business. We employ various channel partners, including but not limited to:

•	A global network of strategic distribution relationships, as well as region or country-specific distributors who in turn sell to local value added resellers who sell to the end-user customer. The distribution channel partners mainly sell our SLT products plus certain Infrastructure products that are often purchased by our enterprise customers. These distributors tend to be focused on particular regions or particular countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and with NEC in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products.

•	Direct value-added resellers including our strategic resellers referenced below, which resell our products to end-users around the world. These direct value-added resellers buy the products and services directly from us and have expertise in deploying complex networking solutions in their respective markets. Our agreements with these direct value-added resellers are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our direct value-added resellers to purchase specified quantities of our products.

•	Strategic worldwide reseller relationships with Nokia-Siemens Networks B.V. (“NSN”), Ericsson Telekom A.B. (“Ericsson”), and IBM. These companies each offer services and products that complement, but in some cases compete with, our own product offerings and act as a fulfillment partner for our products. Our arrangements with these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for product discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products. No single customer accounted for more than 10% of our total net revenues in 2008. NSN accounted for greater than 10% of our total net revenues in 2007 and 2006.

Within each region, we employ sales professionals to assist with the management of our various sales channels. In addition, we have a “direct touch” sales team that works directly with the channel partners on key accounts in order to maintain a direct relationship with our more strategic end-user customers while at the same time supporting the ultimate fulfillment of product through our channel partners.

Our sales organization is generally split between service provider and enterprise customers, with each separate team ensuring focus on the key customers in these respective markets. There is a structure of sales professionals, system engineers, and marketing and channel teams each focused on the respective service provider and enterprise markets.

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have orders for products that have not been shipped and for services that have not yet been performed for various reasons. Because we believe industry practice would allow customers to cancel or change orders with limited advance notice prior to shipment or performance, as well as our history of allowing such changes and cancellations, we do not consider this backlog firm and do not believe our backlog information is necessarily indicative of future revenues.

Seasonality

Many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. In addition, our SLT segment has experienced seasonally strong customer demand in the fourth quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

Infrastructure Business

In the network infrastructure business, Cisco Systems has historically been the dominant player in the market. However, other companies such as Alcatel-Lucent, Brocade Communications Systems, Inc., Ericsson, Extreme Networks, Inc., Huawei Technologies Co., Ltd., and Nortel Networks Corporation, are providing competitive products in the marketplace.

Many of our current and potential competitors, such as Cisco, Alcatel-Lucent, and Huawei have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage customers from purchasing our products. In addition, consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressure faced by us. For example, in 2006 Alcatel combined with Lucent Technologies, Inc. and Ericsson acquired Redback Networks. In addition, many of our current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which could seriously harm our operating results.

SLT Business

In the market for SLT products, Cisco generally is our primary competitor with its broad range of products. In addition, there are a number of other competitors for each of the product lines within SLT, including Checkpoint Software Technologies, Fortinet, Inc., F5 Networks, Inc., Nortel, and Riverbed Technology, Inc. These additional competitors tend to be focused on single product line solutions and therefore are generally specialized and focused as competitors to our products. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.

For both product groups, we expect that, over time, large companies with significant resources, technical expertise, market experience, customer relationships, and broad product lines, such as Cisco, Alcatel-Lucent, Huawei, will introduce new products, which are designed to compete more effectively in the market. There are also several other companies that claim to have products with greater capabilities than our products. Consolidation in this industry has begun, with one or more of these companies being acquired by large, established suppliers of network infrastructure products, and we believe it is likely to continue.

As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have. Although we believe that our technology and the purpose-built features of our products make them unique and will enable us to compete effectively with these companies, we cannot guarantee that we will be successful.

Environment

We are subject to regulations that have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (“WEEE”) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) regulations adopted by the European Union. In addition, in September 2007, we announced our sponsorship and continued participation in the Carbon Disclosure Project (“CDP”). CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors. It hosts one of the largest registries of corporate greenhouse gas data in the world at www.cdproject.net. We continue to invest in the infrastructure and systems required to be able to inventory and measure our carbon footprint on a global basis. We believe we have made significant strides in improving our energy efficiency around the world.

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

Intellectual Property

Our success and ability to compete are substantially dependent upon our internally developed technology and expertise. Our operating systems were developed internally and are protected by United States and other copyright laws.

While we rely on patent, copyright, trade secret, and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

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

Employees

As of December 31, 2008, we had 7,014 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends in significant part upon the continued service of our key technical, sales, and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations. Our future success also depends on our continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel in the future.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 15, 2009.

Name	Age	Position

Kevin R. Johnson	48	Chief Executive Officer
Pradeep Sindhu	56	Chief Technical Officer and Vice Chairman of the Board
Mark Bauhaus	47	Executive Vice President and General Manager, Service Layer Technology Business Group
Robyn M. Denholm	45	Executive Vice President and Chief Financial Officer
Mitchell Gaynor	49	Senior Vice President, General Counsel and Secretary
John Morris	48	Executive Vice President, Worldwide Sales and Services
Kim Perdikou	51	Executive Vice President and General Manager, Infrastructure Products Group
Michael J. Rose	56	Executive Vice President of Service, Support and Operations
Gene Zamiska	47	Vice President, Finance and Corporate Controller

KEVIN R. JOHNSON joined Juniper Networks in September 2008 as Chief Executive Officer. Prior to Juniper Networks, Mr. Johnson was at Microsoft Corporation, a worldwide provider of software, services, and solutions, where he had served as President, Platforms and Services Division since January 2007. He had been Co-President of the Platforms and Services Division since September 2005. Prior to that role, he held the position of Microsoft’s Group Vice President, Worldwide Sales, Marketing and Services since March 2003. Before that position, Mr. Johnson had been Senior Vice President, Microsoft Americas since February 2002 and Senior Vice President, U.S. Sales, Marketing, and Services since August 2000. Before joining Microsoft in 1992, Mr. Johnson worked in IBM’s systems integration and consulting business and started his career as a software developer. He earned a Bachelor’s degree in business administration from New Mexico State University and served as a founding member of the Board of Directors of NPower, a nonprofit organization whose mission is to help other nonprofits use technology to expand the reach and impact of their work. Mr. Johnson also served as a member of the Western Region Board of Advisors of Catalyst, a non-profit organization dedicated to women’s career advancement.

PRADEEP SINDHU co-founded Juniper Networks in February 1996 and served as Chief Executive Officer and Chairman of the Board of Directors until September 1996. Since then, Dr. Sindhu has served as Vice Chairman of the Board of Directors and Chief Technical Officer of Juniper Networks. From September 1984 to February 1991, Dr. Sindhu worked as a Member of the Research Staff, and from March 1987 to February 1996, as the Principal Scientist, and from February 1994 to February 1996, as Distinguished Engineer at the Computer Science Lab, Xerox Corporation, Palo Alto Research Center, a technology research center. Dr. Sindhu holds a B.S.E.E. from the Indian Institute of Technology in Kanpur, an M.S.E.E. from the University of Hawaii, and a Masters in Computer Science and Ph.D. in Computer Science from Carnegie-Mellon University.

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

ROBYN M. DENHOLM joined Juniper Networks in August 2007 as Executive Vice President and Chief Financial Officer. From January 1996 to August 2007, Ms. Denholm was at Sun Microsystems where she served in executive assignments that included Senior Vice President, Corporate Strategic Planning; Senior Vice President, Finance; Vice President and Corporate Controller (Chief Accounting Officer); Vice President, Finance; Service Division; Director, Shared Financial Services APAC; and Controller, Australia/New Zealand. From May 1989 to

January 1996, Ms. Denholm served at Toyota Motor Corporation Australia and from December 1984 to May 1989, Ms. Denholm served at Arthur Andersen and Company in various finance assignments. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia and holds a Bachelors Degree in Economics from the University of Sydney and a Masters of Commerce from the University of New South Wales.

MITCHELL GAYNOR is Senior Vice President, General Counsel, and Secretary and joined Juniper Networks in February 2004 as. Between April 1999 and February 2004, Mr. Gaynor was Vice President, General Counsel and Secretary of Portal Software, Inc. He also served as Vice President, General Counsel and Secretary of Sybase, Inc., from 1997 to 1999 and served in various other legal roles in Sybase between 1993 and 1997. Mr. Gaynor was Assistant General Counsel of ComputerLand Corporation, a computer equipment reseller, during 1989 and 1990. From 1984 to 1989 and from 1990 to 1993, Mr. Gaynor was an associate with the law firm of Brobeck, Phleger & Harrison. Mr. Gaynor holds a J.D. from U.C. Hastings College of the Law and a B.A. in History from the University of California, Berkeley.

JOHN MORRIS joined Juniper Networks in July 2008 as Executive Vice President, Worldwide Field Operations. From 2005 to 2008, Mr. Morris served as President and Chief Executive Officer of Pay By Touch, a biometric payment technology company. Prior to Pay By Touch, Mr. Morris spent 23 years at IBM Corporation, where he served in a range of executive assignments, most recently as Vice President and General Manager of the Distribution Sector in the Americas region. Mr. Morris also served on IBM’s Global Marketing Council, as well as extensive experience in the Asian theater, including serving as Vice President and General Manager of the distribution sector for Asia Pacific, based in Tokyo, Japan. Mr. Morris holds a degree in Finance from Indiana University Bloomington.

KIM PERDIKOU joined Juniper Networks in August 2000 as Chief Information Officer and served in that role until January 2006 when she assumed the role as the Executive Vice President and General Manager of the Infrastructure Products Group. Prior to Juniper Networks, Ms. Perdikou served as Chief Information Officer at Women.com from June 1999 to August 2000, and held the position of Vice President, Global Networks, at Reader’s Digest from March 1992 to April 1998, as well as leadership positions at Knight Ridder from June 1999 to August 2000, and Dun & Bradstreet from August 1989 to March 1992. Ms. Perdikou holds a B.S. in Computing Science with Operational Research from Paisley University, Paisley, Scotland; a Post-Graduate in Education degree from Jordanhill College, Glasgow, Scotland; and a Masters in Information Systems from Pace University, New York.

MICHAEL J. ROSE joined Juniper Networks in November 2008 as Executive Vice President of Service, Support and Operations. From 2005 to November 2008, Mr. Rose was an independent business consultant. From 2001 to 2005, Mr. Rose served as Executive Vice President and Chief Information Officer of Royal Dutch Shell plc. Prior to Royal Dutch Shell, Mr. Rose worked for 23 years in a wide range of positions at Hewlett Packard Company, including controller for various business groups. In 1997, he was named Hewlett Packard’s Chief Information Officer, and in 2000, he was elected an officer by the Board of Directors of Hewlett Packard. He was named the company’s Controller in 2001. Rose holds a Bachelor’s degree in economics from the State University of New York at Geneseo, N.Y.

GENE ZAMISKA joined Juniper Networks in December 2007 as Vice President of Finance and Corporate Controller. From February 1989 through November 2007, Mr. Zamiska served in various roles in the finance department of Hewlett Packard Company, a provider of technology hardware, software, and services, most recently serving as Senior Director of Finance for Hewlett Packard’s consulting and integration division and Senior Director of Finance and Assistant Corporate Controller. Mr. Zamiska is a Certified Public Accountant and holds a BS in Business-Accounting from the University of Illinois, Champaign-Urbana.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the U.S. Securities and Exchange Commission (the “SEC”) electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports on our website at http://www.juniper.net, by contacting the Investor Relations Department at our corporate offices by calling 1-888-586-4737, or by sending an e-mail message to investor-relations@juniper.net. Such reports and other information are available on our website when they are available on the SEC website. Information on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

Factors That May Affect Future Results

Investments in equity securities of publicly traded companies involve significant risks. The market price of our stock has historically reflected a higher multiple of expected future earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes or other factors, could trigger, and have triggered, significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including, but not limited to, the following factors, that could affect our stock price.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

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

As a result, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below the expectations of securities analysts or investors, in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion have previously resulted, and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast and manage our contract manufacturer relationships. In addition, recent turmoil in the global financial markets and associated economic weakness, or recession, particularly in the United States, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Economic downturns may also lead to longer collection cycles for payments due from our customers, an increase in bad debts, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenues from these customers could have an adverse effect on our net revenues and operating results.

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, NSN and its predecessor companies contributed more than 10% of revenues in the fiscal years ended 2007 and 2006. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Changes in the business requirements, vendor selection, or purchasing behavior of our key customers or potential new customers could significantly decrease sales to such customers. In addition, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years there has been consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc., and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of NSN, and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business, financial condition, and results of operations.

If we receive Infrastructure product orders late in a quarter, we may be unable to recognize revenue for these orders in the same period, which could adversely affect our quarterly revenues.

Generally, our Infrastructure products are not stocked by distributors or resellers due to their cost, complexity, and configurations required by our customers, and we generally build such products as orders are received. If orders for these products are received late in any quarter, we may not be able to build, ship, and recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter.

Telecommunications companies and other large companies generally require more onerous terms and conditions of their vendors. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenues.

Telecommunications service provider companies and other large companies, because of their size, generally have greater purchasing power and, accordingly, have requested and received more favorable terms, which often translate into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

For example, many customers in this class have purchased products from other vendors who promised certain functionality and failed to deliver such functionality and/or had products that caused problems or outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may affect our ability to recognize the revenues from such sales, which may negatively affect our business, financial condition, and results of operations. For example, in April 2006, we announced that we would be required to defer a large amount of revenue from a customer due to the contractual obligations required by that customer.

For arrangements with multiple elements, vendor specific objective evidence of fair value of the undelivered element is required in order to separate the components and to account for elements of the arrangement separately.

Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain vendor specific objective evidence of fair value for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered, or if the only undelivered element is maintenance revenue, we would recognize revenue ratably over the contractual maintenance period, which is generally one year but could be substantially longer.

Our ability to process orders and ship products in a timely manner is dependent in part on our business systems and performance of the systems and processes of third parties such as our contract manufacturers, suppliers, or other partners, as well as interfaces with the systems of such third parties. If our systems, the systems and processes of those third parties, or the interfaces between them experience delays or fail, our business processes and our ability to build and ship products could be impacted, and our financial results could be harmed.

Some of our business processes depend upon our information technology systems (“IT”), the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enable them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted communications with China, where a significant part of our manufacturing occurs.

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

We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturers may have inadequate time or materials and components required to produce our products, which could increase costs or could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

With the current demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, including the first quarter of 2008, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

In addition, the development, licensing, or acquisition of new products in the future may increase the complexity of supply chain management. Failure to effectively manage the supply of key components and products would adversely affect our business.

We are dependent on contract manufacturers with whom we do not have long-term supply contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenues and damage our customer relationships.

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. Each of these factors could adversely affect our business, financial condition, and results of operations.

We expect gross margin to vary over time, and our recent level of product gross margin may not be sustainable.

Our product gross margins will vary from quarter to quarter, and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures.

The long sales and implementation cycles for our products, as well as our expectation that some customers will sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly from quarter to quarter.

A customer’s decision to purchase certain of our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. In particular, customers making critical decisions regarding the design and implementation of large or next-generation networks may engage in very lengthy procurement processes that may delay or impact expected future orders. Throughout the sales cycle, we may spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer’s network environment, and the degree of hardware and operating system configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

We are a party to lawsuits, which are costly to investigate and defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business, financial condition, and results of operations.

We and certain of our current and former officers and current and former members of our Board of Directors are subject to various lawsuits. For example, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found in Note 7 — Commitments and Contingencies in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time consuming to investigate, defend, settle, and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

In addition, we are party to a lawsuit which seeks to enjoin us from granting equity awards under our 2006 Equity Incentive Plan (the “2006 Plan”), as well as to invalidate all awards granted under such plan to date. The 2006 Plan is the only active plan under which we currently grant stock options and restricted stock units to our employees. If this lawsuit is not resolved in our favor, we may be prevented from using the 2006 Plan to provide these equity awards to recruit new employees or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in high technology industries such as ours. Accordingly, our ability to hire, retain, and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.

We sell our products to customers that use those products to build networks and IP infrastructure and, if the demand for network and IP systems does not continue to grow, then our business, financial condition, and results of operations could be adversely affected.

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build out of their NGNs. During the decision making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such pauses in purchases can make it more difficult to predict revenues from such customers, can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate market requirements or to develop and introduce new products or product enhancements to meet those needs in a timely manner, such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, in the first quarter of 2008, we announced new products designed to address the Ethernet switching market, a market in which we had not had a historical presence. If these new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.

We rely on value-added resellers and distribution partners to sell our products, and disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in April 2007, our largest customer, Siemens, transferred its telecommunications business to a joint venture between Siemens and Nokia. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

In addition, we recognize a portion of our revenues based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

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

Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco with other companies such as Alcatel-Lucent, Brocade, Ericsson, Extreme Networks, Huawei, and Nortel providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In the SLT market, we face intense competition from a broader group of companies including appliance vendors such as Cisco, Fortinet, F5 Networks, Nortel, Riverbed, and software vendors such as CheckPoint. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressures faced by us. In this regard, Alcatel combined with Lucent in 2006, and Ericsson acquired Redback in 2007. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

Our success depends upon our ability to effectively plan and manage our resources and restructure our business through rapidly fluctuating economic and market conditions.

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in research and development and other parts of our business. Conversely, during 2001 and 2002, in response to downward trending industry and market conditions, we restructured our business and reduced our workforce. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.

We are currently implementing upgrades to key internal systems and processes, and problems with the design or implementation of these systems and processes could interfere with our business and operations.

In 2007, we initiated a project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning (“ERP”) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

Litigation or claims regarding intellectual property rights may be time consuming, expensive and require a significant amount of resources to prosecute, defend, or make our products non-infringing.

Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they have been and can be time consuming, result in costly litigation, and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, financial condition, and results of operations could be materially and adversely affected.

We are subject to risks arising from our international operations.

We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. As a result of our international operations, we are affected by economic, regulatory, and political conditions in foreign countries, including changes in general IT spending, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, and continued unrest in many regions and other factors, which could have a material impact on our international revenues and operations. In particular, in some countries, we may experience reduced intellectual property protection. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we implement policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that none of our employees, contractors, and agents will take actions in violation of them. Violations of laws or key control policies by our employees, contractors, or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business.

Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Recently, the turmoil in credit markets and the broader economy has contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Further declines in our stock price or the failure of our stock price to recover from previous declines, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the research and development (“R&D”) tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Because a majority of our business is conducted outside the United States, we face exposure to adverse movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial condition and results of operations.

The majority of our revenues and expenses are transacted in U.S. Dollars. We also have some transactions that are denominated in foreign currencies, primarily the British Pound, the Euro, Indian Rupee, and Japanese Yen

related to our sales and service operations outside of the United States. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the United States in which we sell in U.S. Dollars, and a weakened U.S. Dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. However, no amount of hedging can be effective against all circumstances, including long-term declines in the value of the U.S. Dollar. If our attempts to hedge against these risks are not successful, or if long-term declines in the value of the U.S. Dollar persist, our financial condition and results of operations could be adversely impacted.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to continue to implement improved systems and processes, our ability to manage our business, financial condition, and results of operations may be negatively affected.

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel.

Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider and enterprise markets, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel, particularly engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.

Our products are highly technical and if they contain undetected errors, our business could be adversely affected and we may need to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products are highly technical and complex, are critical to the operation of many networks, and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects, or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end-customers. Any errors, defects, or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, loss of future business, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations. In addition, in the event an error, defect, or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed.

A breach of network security could harm public perception of our security products, which could cause us to lose revenues.

If an actual or perceived breach of network security occurs in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose current and potential end-customers or cause us to lose current and potential value-added resellers and distributors. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and negatively affect our business, financial condition, and results of operations. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be cancelled. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.

Governmental regulations affecting the import or export of products could negatively affect our revenues.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on export privileges.

Integration of past acquisitions and future acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.

We have made, and may continue to make, acquisitions in order to enhance our business. In 2005, we completed the acquisitions of five private companies. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time consuming, and expensive process. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

In addition, if we fail in our acquisition integration efforts with respect to our acquisitions and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

Due to the global nature of our operations, economic or social conditions or changes in a particular country or region could adversely affect our sales or increase our costs and expenses, which could have a material adverse impact on our business, financial condition, and results of operations.

We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located inside and outside of the United States. In addition, our research and development and our general and administrative operations are conducted in the United States as well as other countries. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, political or social unrest, natural disasters, epidemic disease, war, or economic instability in a specific country or region, trade protection measures, and other regulatory requirements which may affect our ability to import or export our products from various countries, service provider, and government spending patterns affected by political considerations and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

Our products incorporate and rely upon licensed third-party technology, and if licenses of third-party technology do not continue to be available to us or become very expensive, our revenues and ability to develop and introduce new products could be adversely affected.

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

Matters related to the investigation into our historical stock option granting practices and the restatement of our financial statements have resulted in litigation and regulatory proceedings, and may result in additional litigation or other possible government actions.

Our historical stock option granting practices and the restatement of our consolidated financial statements have exposed us to risks such as litigation, regulatory proceedings, and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 7 — Commitments and Contingencies in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard, we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concluded the SEC’s formal investigation of the Company with respect to this matter. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. We are also subject to civil litigation related to the stock option matters. No assurance can be given regarding the outcomes from litigation or other possible government actions. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or if we enter into any settlements related thereto, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, and results of operations.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determine in the future that, our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

Regulation of the telecommunications industry could harm our operating results and future prospects.

The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could address matters such as voice over the Internet or using IP, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the WEEE and RoHS regulations adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, financial condition, and results of operations.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At December 31, 2008, we had $2,019.1 million in cash and cash equivalents and $274.3 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

Uninsured losses could harm our operating results.

We self-insure against many business risks and expenses, such as intellectual property litigation and our medical benefit programs, where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or is not available. We also maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles, policy limits, and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and unpredictable and could adversely affect our financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease approximately 1.9 million square feet worldwide, with nearly 70 percent being in North America. Our corporate headquarters is located in Sunnyvale, California, and consists of eight buildings totaling approximately 0.9 million square feet. Each building is subject to an individual lease or sublease, which provides various option, expansion, and extension provisions. The leases for our corporate headquarters expire between January 2011 and December 2014. We also own approximately 80 acres of land adjacent to our leased corporate headquarters location. Additionally, we lease an approximately 0.2 million square foot facility in Westford, Massachusetts. These leases expire between January and March 2011.

In addition to our offices in Sunnyvale and Westford, we also lease offices in various locations throughout the United States, Canada, South America, EMEA, and APAC region, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom. Our longest lease expires in January 2017. Our current offices are in good condition and appropriately support our business needs.

ITEM 3.	Legal Proceedings

The information set forth under “Legal Proceedings” section in Note 7 — Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “JNPR.” On December 31, 2008 (the last trading day of our fiscal year), the closing price of our common stock on the NASDAQ Global Select Market was $17.51 per share.

Price Range of Common Stock

The following table sets forth the high and low bid prices for our common stock as reported on NASDAQ Global Select Market for each quarterly period of the two most recently completed years:

	2008		2007
	High	Low	High	Low

First quarter	$33.30	$23.43	$20.92	$17.21
Second quarter	$29.49	$21.92	$26.00	$19.63
Third quarter	$27.65	$20.58	$37.57	$25.25
Fourth quarter	$20.80	$13.29	$37.95	$28.01

Holders

At January 30, 2009, there were approximately 1,300 stockholders of record of our common stock and we believe a substantially greater number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so.

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2008.

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs	Programs(1)

October 1 — October 31, 2008	933,354	$18.77	933,354	$797,100,020
November 1 — November 30, 2008	751,468	16.68	751,468	784,565,956
December 1 — December 31, 2008	751,468	16.57	751,468	772,111,717

Total	2,436,290	$17.45	2,436,290

(1)	In July 2006 and February 2007, our Board of Directors (the “Board”) approved a stock repurchase program (the “2006 Stock Repurchase Program”). This program authorized us to purchase up to a total of $2.0 billion of our common stock. In addition, during March 2008, the Board approved a new stock repurchase program (the “2008 Stock Repurchase Program”) which authorized us to purchase up to $1.0 billion of our common stock. This new program is in addition to the 2006 Stock Repurchase Program. During the three months ended December 31, 2008, we repurchased and retired 2,436,290 shares of common stock at an average price of $17.45 per share, under the 2008 Stock Repurchase Program. Under the 2006 Stock Repurchase Program and the 2008 Stock Repurchase Program, we repurchased and retired common stock of 15,359,852 shares at an average price of $24.53 per share and 9,728,374 shares at an average price of $23.43 per share, respectively, during 2008. All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. As of December 31, 2008, the 2006 Stock Repurchase Program has no remaining authorized funds. Future share repurchases under the 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2003, in each of Juniper Networks’ common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and the NASDAQ Telecommunications Index (“IXUT”). The graph shall not be deemed to be incorporated by reference into other SEC filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

	As of December 31,
	2003	2004	2005	2006	2007	2008

JNPR	$100.00	$145.56	$119.38	$101.39	$177.73	$93.74

S&P 500	100.00	108.99	112.26	127.55	132.06	81.23

IXUT	100.00	108.00	100.21	128.03	139.77	79.69

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2008, see “Notes to Consolidated Financial Statements” in Item 8 Part II of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2008(a)	2007(b)	2006(c)	2005(d)	2004(e)
					(Unaudited)
	(In millions, except per share data)

Net revenues	$3,572.4	$2,836.1	$2,303.6	$2,064.0	$1,336.0
Cost of revenues	1,166.0	927.6	754.3	653.5	415.1
Gross margin	2,406.4	1,908.5	1,549.3	1,410.5	920.9
Operating expenses	1,711.4	1,501.4	2,547.1	969.5	728.6
Operating income (loss)	695.0	407.1	(997.8)	441.0	192.3
Other Income and expense, net	33.9	103.5	100.7	56.5	15.8
Income (loss) before income taxes	728.9	510.6	(897.0)	497.5	208.1
Provision for income taxes	(217.2)	(149.8)	(104.4)	(146.8)	(79.9)
Net income (loss)	511.7	360.8	(1,001.4)	350.7	128.2
Net income (loss) per share:
Basic	$0.96	$0.67	$(1.76)	$0.63	$0.26
Diluted	$0.93	$0.62	$(1.76)	$0.58	$0.24
Shares used in computing net income (loss) per share:
Basic	530.3	537.8	567.5	554.2	493.1
Diluted	551.4	579.1	567.5	600.2	543.7

(a)	Includes the following significant pre-tax items: stock-based compensation of $108.1 million, write-down of minority equity investments of $11.3 million, other-than-temporary decline in publicly-traded equity investment of $3.5 million, and legal settlement charge of $9.0 million.

(b)	Includes the following significant pre-tax items: stock-based compensation of $88.0 million, stock option tender offer and tax-related charges of $8.0 million, stock option investigation costs of $6.0 million, a gain from a minority equity investment of $6.7 million, and a net legal settlement gain of $5.3 million. We recognized in accumulated deficit a non-cash charge for the cumulative effect of accounting charge of $19.2 million relating to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Income Taxes, (“FIN 48”).

(c)	Includes the following significant pre-tax items: goodwill and intangible assets impairment charges of $1,283.4 million, stock-based compensation of $87.6 million, stock option investigation costs of $20.5 million, other tax-related charges of $10.1 million, and restructuring and acquisition-related charges of $5.9 million.

(d)	Includes the following significant pre-tax items: stock-based compensation expense of $22.3 million, in-process research and development charges of $11.0 million, a gain from the sale of equity investment of $1.7 million, a patent-related charge of $10.0 million, a charge of $5.9 million from the impairment of certain purchased intangible assets, and a reversal of acquisition-related liabilities of $6.6 million.

(e)	Includes the following significant pre-tax items: stock-based compensation expense of $54.9 million, in-process research and development charges of $27.5 million, merger integration costs of $5.1 million, loss on redemption of the convertible subordinated notes of $4.1 million, an investment write-down charge of $2.9 million, and a credit of $5.1 million from changes in restructuring estimates.

Consolidated Balance Sheet Data

	As of December 31,
	2008	2007	2006	2005	2004
					(Unaudited)
	(In millions)

Cash, cash equivalents, and marketable securities	$2,293.4	$2,015.8	$2,614.3	$2,047.1	$1,713.1
Working capital	1,759.6	1,175.3	1,759.2	1,261.4	903.9
Goodwill	3,658.6	3,658.6	3,624.7	4,879.7	4,409.4
Total assets	7,187.3	6,885.4	7,368.4	8,183.6	6,981.3
Total long-term liabilities	229.3	151.7	490.7	468.0	504.1
Total stockholders’ equity	5,901.4	5,353.9	6,115.1	7,088.2	5,974.3

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as ’expects,’ ’anticipates,’ ’targets,’ ’goals,’ ’projects,’ ’intends,’ ’plans,’ ’believes,’ ’seeks,’ ’estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically the most recent reports on Form 10-Q. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing, and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

To aid in understanding our operating results for the periods covered by this report, we have provided an executive overview and a summary of the significant events that affected the most recent fiscal year and a discussion of the nature of our operating expenses. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 7, our “Risk Factors” section included in Item 1A of Part I, and our audited consolidated financial statements and notes included in Item 8 of Part II of this report.

Executive Overview

Our 2008 performance was the result of a combination of strong market demand for networking and security products as well as our focused execution and market share gains. In addition, we began shipment of several new products, which contributed to our revenue growth during the year. While revenue growth was substantial, towards the end of 2008 worldwide economic conditions, in particular the slowdown in the U.S., led to slowing rates of growth and reduced our visibility into future periods. During 2008, we continued implementation of a series of operational excellence initiatives. These initiatives are intended to strengthen the management systems and processes throughout our organization to support our growth and to improve operational efficiency and contain costs in the face of difficult economic and market conditions.

	2008	2007	$ Change	% Change
	(In millions, except per share amounts and percentages)

Net revenues	$3,572.4	$2,836.1	$736.3	26%
Operating income	$695.0	$407.1	$287.9	71%
Percentage of net revenues	19.5%	14.4%
Net income	$511.7	$360.8	$150.9	42%
Percentage of net revenues	14.3%	12.7%
Net income per share:
Basic	$0.96	$0.67	$0.29	43%

Diluted	$0.93	$0.62	$0.31	50%

•	Net Revenues: Our net revenues increased in 2008 compared to 2007, primarily due to the growing acceptance of our router and firewall products and services in the service provider and enterprise markets. We experienced growth in both product and service revenues, which represented 81.5% and 18.5%, respectively, of our total net revenues in 2008. Product revenues increased $584.0 million, or 25%, to $2,911.0 million in 2008 compared to 2007. Service revenues increased $152.3 million, or 30%, to $661.4 million in 2008 compared to 2007. Net revenues increased in each of our three geographic regions in 2008 compared to 2007.

•	Operating Income: Our operating income as well as operating margin as a percentage of net revenues increased in 2008 compared to 2007. These increases were, in large part, due to the growth in revenues and a decrease in operating expense as a percentage of net revenues, which was attributable to our efforts to better manage expenses and improve efficiencies in 2008 compared to 2007. In our effort to manage our expenses, we expanded our R&D headcount in regions with lower operating costs.

•	Net Income and Net Income Per Share: The increase in net income and net income per share in 2008 compared to 2007, is primarily due to the increase in operating income, which resulted from the growth in revenues, and the reduction in operating expense as a percentage of net revenues, which is attributable to a decrease in the amortization of purchased intangible assets and the implementation of certain cost reduction initiatives compared to 2007. The increase in operating income was partially offset by lower net interest and other income primarily due to lower interest rates along with higher income tax expense in 2008.

•	Other Financial Highlights: Total deferred revenue increased $77.0 million in 2008, primarily due to the growth in our installed equipment base for maintenance and customer support contracts. In 2008, we generated a net increase of $303.0 million in cash and cash equivalents, primarily resulting from $875.2 million in cash provided by our operating activities, which was offset by the repurchase of $604.7 million of our common stock.

Significant Events

Business and Market Environment

We design, develop, and sell products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single IP-based network. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and education institutions that view the network as critical to their success. High-performance networking is designed to provide fast, reliable, and secure access to applications and services at scale. We offer a high-performance network infrastructure that includes IP routing, Ethernet switching, security, and application acceleration solutions, as well as partnerships designed to extend the value of the network and worldwide services and support designed to optimize customer investments.

In 2008, we continued to deliver new and innovative, high-performance network infrastructure solutions. We entered the enterprise switching market, through the introduction of the EX-series, a family of Ethernet switches that leverage the operational simplicity and carrier-class reliability of our JUNOS software. We also introduced a new category of extensible networking and security products with our SRX series dynamic services gateways. In addition, we introduced a new family of IDP appliances that deliver up to 10 Gigabits per second real-world throughput and performance to enable deployments in the network core, the integration of services, including Firewall and chassis clustering, into JUNOS software for implementation on the J-series services router and the Security Threat Response Manager (“STRM”), a platform capable of providing businesses with a centralized scalable and effective way to log and manage a rapidly evolving threat landscape. We also announced an advanced mobile IP/Multi Protocol Label Switching (“MPLS”) solution portfolio with the new BX 7000 multi-access gateway router for the cell site, M-series circuit emulation physical interface cards for the aggregation site, and a suite of software features designed to simplify deployment, provisioning and management of mobile backhaul networks. In addition, we introduced the JCS 1200, a dedicated high-performance control plane scaling platform.

We also delivered new enhancements to existing solutions to help customers maximize their network infrastructure investments and lower their overall total cost of ownership. We expanded our Network and Security Manager (“NSM”) to deliver a centralized management solution for routing, security, and switching, enabling customers to consolidate and simplify the management of their network infrastructure. We announced enhancements to our Access Control Solution, to deliver enhanced scalability and performance, with centralized access policy management via NSM, helping customers cost effectively achieve comprehensive network visibility with broad enforcement capabilities. We introduced the next generation of our WXC application acceleration platforms to deliver a more scalable, modular, and cost-effective approach to delivering fast and consistent application response across the WAN. In addition, we announced three new line card families for the MX-series Ethernet Services Routers.

In 2008, the growing weakness of the global economy, and in the United States in particular, has affected the purchasing behavior of our customers and led to lower revenue growth in our fourth quarter compared to previous quarters, delays in purchase decisions, and reduced visibility regarding future business. If economic growth in the United States and other countries’ economies continues to decline and/or fail to recover, our customers may delay or reduce their purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In 2009, we will continue to invest in key research and development projects that we believe will lead to future growth while at the same time containing other costs and allocating resources effectively.

Japan Distributor Audit

In December 2008, during the course of our performance of routine distributor audits, we became aware of facts that caused us to question the accuracy of point of sale reports of a few distributors in Japan with respect to a small number of transactions. As a result, we commenced a review of revenue from sales through distributors in Japan, which was completed prior to the filing of this report. As a result of this review, we deferred $3.0 million of revenue for sales through distributors in Japan. Total revenues through distributors in Japan, after the $3.0 million deferral, were approximately $53.0 million in 2008 and approximately $13.0 million in the three months ended December 31, 2008. For financial data for the quarter ended December 31, 2008, which incorporates the results of this review, please see Note 13 — Selected Quarterly Financial Data (Unaudited) in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual report on Form 10-K.

Stock Repurchase Activity

In 2008, we repurchased $604.7 million, or 25.1 million share of common stock, under the following two stock repurchase programs authorized by our Board of Directors (the “Board”).

Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), we repurchased approximately 15.4 million shares of our common stock at an average price of $24.53 per share for a total purchase price of $376.8 million in 2008. As of December 31, 2008, we had repurchased and retired approximately 84.8 million shares of our common stock under the 2006 Stock Repurchase Program at an average price of $23.58 per share. The program has no remaining authorized funds available for future stock repurchases.

The Board approved a $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, we repurchased approximately 9.7 million shares of our common stock at an average price of $23.43 per share for a total purchase price of $227.9 million in 2008. As of December 31, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $772.1 million. See Note 14 — Subsequent Events in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for discussion of our stock repurchase activity in 2009.

Nature of Expenses

Most of our manufacturing, repair, and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for the standard product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs, and standards that we establish. Controls around manufacturing, engineering, and documentation are conducted at our facilities in Sunnyvale, California, and Westford, Massachusetts. Our independent contract manufacturers have facilities primarily in Canada, China, Malaysia, Mexico, and the United States. We generally do not own the components and title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment.

The contract manufacturers procure components based on our build forecasts, and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges.

In recent years, an increasing amount of our products have been manufactured in Asia, and we anticipate that a larger percentage of our products will be produced outside the United States and Canada in the future. Our contracts generally provide for passage of title and risk of loss at the designated point of shipment to the customer. The manufacturing of products in Asia for shipment to customers in EMEA and the Americas resulted in additional shipment logistics, freight and timing issues for us and those customers. In an ongoing effort to balance our and the customers’ needs, we have made changes on occasion to the payment of freight and the point of shipment with respect to products shipped from Asia. These changes impact shipping costs and the timing of revenue recognition of the affected shipments.

We have employees in our manufacturing and operations organization who manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality.

Employee-related costs have historically been the primary driver of our operating expenses, and we expect this trend to continue. Employee-related costs include items such as wages, commissions, bonuses, vacation, benefits, stock-based compensation, and travel. We had 7,014, 5,879, and 4,833 employees as of December 31, 2008, 2007, and 2006, respectively. The year-over-year increases were primarily attributable to increases in our research and development and sales and marketing organizations. Our headcount is expected to remain flat in 2009 as we continue our cost reduction activities. We accounted for stock-based compensation under the fair value approach of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), in 2008, 2007, and 2006. Details of our stock-based compensation expense are described in Note 10 — Employee

Benefit Plans in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Facility and information technology departmental costs are allocated to other departments based on usage and headcount, respectively. These departmental costs have increased in 2008, 2007, and 2006 due to increases in headcount and facility leases resulting from infrastructure systems added to support our growth and past acquisitions. Facility and information technology related headcount was 267, 224, and 177 as of December 31, 2008, 2007, and 2006, respectively. In 2009, we expect to continue to invest in our company-wide information technology infrastructure as we implement our operational excellence initiatives.

Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Changes in related currency exchange rates may affect our operating results. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon occurrence of the forecasted transaction, is subsequently reclassified into the appropriate line item of the consolidated statement of operations to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in other income (expense) on our consolidated statements of operations. The increase in operating expenses including research and development, sales and marketing, as well as general and administrative expenses, due to foreign currency fluctuations was approximately 1% in 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Note 1 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The critical accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future results of operations may be affected.

•	Revenue Recognition. Our products are generally integrated with software that is essential to the functionality of our equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. We generally rely upon sales contracts, or agreements and customer purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. We use shipping terms and related documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. In instances where we have outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

•	Collectability is reasonably assured. We assess collectability based on the creditworthiness of the customer as determined by our credit checks and the customer’s payment history. We record accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.

For arrangements with multiple elements, such as sales of products that include services, we allocate revenue to each element using the residual method based on the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. If VSOE of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, our ability to recognize revenue in the future could be impacted by conditions imposed by our customers.

For sales to direct end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales are made through distributors under agreements allowing for pricing credits or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from our estimates, additional reductions to revenue may be required. In addition, we report revenue net of sales taxes.

Services include maintenance, training, and professional services. Maintenance is offered under renewable contracts. Revenue from maintenance service contracts is deferred and is recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.

We sell certain interests in accounts receivable on a non-recourse basis as part of a distributor accounts receivable financing arrangement primarily with one major financing company. We record cash received under this arrangement in advance of revenue recognition as short-term debt with a balance of $33.0 million and $10.0 million as of December 31, 2008, and 2007, respectively.

•	Contract Manufacturer Liabilities. We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish a provision for inventory, carrying costs and obsolete material exposures for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecasted, which may be caused by factors outside of our control, it could have an adverse impact on our gross margins and profitability. Supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times.

•	Warranty Costs. We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We accrue for warranty costs as part of our cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead cost are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials, technical labor costs and associated overhead incurred. Should actual product failure rates, use of materials, or service delivery costs differ from our estimates, we may incur additional warranty costs, which could reduce gross margin.

•	Goodwill and Purchased Intangible Assets. Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques. Goodwill is measured as the excess purchase price of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a sustained decline in our market capitalization, (iii) significant slowdown in the worldwide economy or the networking industry, or (iv) failure to meet our forecasted operating results. We evaluate these assets on an annual basis as of November 1 or more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In the process of our annual impairment review, we determine the fair value of our intangible assets based upon a weighting of the market approach and the income approach. Under the market approach, we estimate fair value of our reporting units by comparing them to transactions involving publicly-traded companies in similar lines of business. Under the income approach, we calculate fair value of a reporting unit based on the present value of estimated future cash flows. The weighted fair value of each reporting unit is compared to the allocated book value of each reporting unit. If the book value exceeds the fair value, we revalue the assets associated with the impaired reporting unit. The impairment is the difference between the new fair values and the existing book values of the impaired asset. The estimates we have used are consistent with the plans and estimates that we use to manage our business. If our actual results or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Stock-Based Compensation. We recognize stock-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards, and purchases under our Employee Stock Purchase Plan granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005, in accordance with SFAS 123R. We valued compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005, under the multiple-option approach. We amortize these share-based payments using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation under the intrinsic value recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

We utilize the Black-Scholes-Merton (“BSM”) option-pricing model and incorporate a Monte Carlo simulation when appropriate in order to determine the fair value of stock-based awards under SFAS 123R. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense could be different.

•	Income Taxes. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made.

On January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which was a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The application of FIN 48 may increase an entity’s future effective tax rates and its future intra-period effective tax rate volatility. As of January 1, 2007, our cumulative effect of applying FIN 48 was a $19.2 million increase to the opening balance of accumulated deficit and a $1.0 million increase to goodwill.

Significant judgment is required in evaluating our uncertain tax positions under FIN 48 and determining our provision for income taxes. Although we believe our reserves under FIN 48 are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserves under FIN 48 and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

•	Loss Contingencies. We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We record a charge equal to at least the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely impact gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.

Recent Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

The following table shows total net product and service revenues and net product and service revenues as a percentage of total net revenues (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change

Net revenues:
Product	$2,911.0	$2,327.0	$584.0	25%	$2,327.0	$1,893.3	$433.7	23%
Percentage of net revenues	81.5%	82.0%			82.0%	82.2%
Service	661.4	509.1	152.3	30%	509.1	410.3	98.8	24%
Percentage of net revenues	18.5%	18.0%			18.0%	17.8%

Total net revenues	$3,572.4	$2,836.1	$736.3	26%	$2,836.1	$2,303.6	$532.5	23%

Our net product revenues increased in 2008 compared to 2007 primarily due to increased sales of products from both our Infrastructure and SLT solutions to the service provider and enterprise markets. In particular, we had success in selling our Infrastructure products to service providers who are adopting NGN IP networks, which are designed for higher capacity and efficiency to help reduce total operating costs and to be able to offer multiple services over a single network. In 2008, our new product releases and further expansion into emerging markets contributed to the increase in total net product revenues. Our net service revenues increased in 2008 compared to 2007 primarily due to the increase in maintenance revenue from our expanding installed base of equipment under service contracts.

Our net revenues increased in 2007 compared to 2006 primarily due to growth in both product and service revenues. Our revenue performance and share gains were driven by Infrastructure and SLT product revenues. Service revenues also increased in 2007 compared to 2006 primarily due to the increase in our installed base of equipment under service contracts and, to a lesser extent, growth in professional service revenues.

Changes to Segments

Beginning in January 2008, we realigned our reporting structure which resulted in two segments: Infrastructure and SLT. The previously reported Service segment has been combined into the following two segments:

•	Infrastructure: Our Infrastructure segment consists primarily of products and services related to the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as the circuit-to-circuit products.

•	SLT: Our SLT segment consists primarily of products and services related to our firewall/VPN (“Firewall”) systems and appliances, SSL VPN appliances, IDP appliances, the J-series router product family, and WAN optimization platforms.

Infrastructure Segment Revenues

The following table shows net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Years Ended December 31,			Years Ended December 31,
	2008	2007(1)	$ Change	% Change	2007(1)	2006(1)	$ Change	% Change

Net Infrastructure segment revenues:
Infrastructure product revenues	$2,301.9	$1,753.2	$548.7	31%	$1,753.2	$1,413.4	$339.8	24%
Percentage of net revenues	64.4%	61.8%			61.8%	61.3%
Infrastructure service revenues	424.0	320.1	103.9	32%	320.1	266.7	53.4	20%
Percentage of net revenues	11.9%	11.3%			11.3%	11.6%

Total Infrastructure segment revenues(1)	$2,725.9	$2,073.3	$652.6	31%	$2,073.3	$1,680.1	$393.2	23%

Percentage of net revenues	76.3%	73.1%			73.1%	72.9%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenues in the Infrastructure and SLT segments.

Infrastructure — Product

Infrastructure product revenues increased in 2008 compared to 2007, primarily attributable to revenue growth from our M-MX- and T-series product families, from sales to both the service provider and enterprise markets due to our customers’ increased demand for network infrastructure solutions. To a lesser extent, our EX-series products, which were introduced in the first quarter of 2008, and our E-series products also contributed to the revenue growth in 2008. In 2008, we experienced sales growth in both the service provider and enterprise markets. From a geographical perspective, in 2008, we experienced revenue growth in all three regions, with particular strength in the Americas region.

Infrastructure product revenues increased in 2007 compared to 2006, primarily attributable to increased revenues from our M-, T-, and MX-series router products, driven by our service provider customers’ continued build-out of NGNs as their bandwidth requirement increased. Our service provider customers also moved towards NGNs that are designed to enable a fast and cost-effective deployment of differentiating multi-play services that allow them to generate new sources of revenues. Also contributing to the revenue growth was an increase in Infrastructure product sales to the content service provider and the enterprise markets. From a geographical perspective, we experienced revenue growth in all three regions with particular strength in the Americas region.

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

	Years Ended December 31,				Years Ended December 31,
	2008	2007	Unit Change	% Change	2007	2006	Unit Change	% Change

Infrastructure chassis revenue units(1)	13,745	11,195	2,550	23%	11,195	10,211	984	10%
Infrastructure ports shipped(1)	397,907	225,452	172,455	76%	225,452	160,318	65,134	41%

(1)	Excludes fixed configuration Ethernet switching products.

Infrastructure chassis revenue units increased in 2008 compared to 2007, primarily due to the product mix that favored higher capacity chassis revenue units, which was driven by bandwidth demand as our customers sought to expand capabilities in their networks and to offer differentiating, feature-rich, multi-play services that allow them to generate new sources of revenues. The port shipments also increased in 2008 compared to 2007 primarily due to the increase in the overall number of chassis revenue units from richly configured T- and M-series router chassis revenue units shipped during the 2008 period.

Chassis revenue units increased in 2007 compared to 2006, primarily due to the introduction of the MX-series products, which are our Carrier Ethernet services routers. We also experienced growth in our M- and T-series products, driven by bandwidth demand as service provider customers sought to expand voice and video capability in their existing networks. The port shipment units increased in 2007 compared to 2006, primarily due to the growth in chassis revenue units with larger expansion capacity and our customers’ need to differentiate themselves by providing feature-rich, multi-play services.

Infrastructure — Service

Infrastructure service revenues increased in 2008 compared to 2007, primarily due to an increase in our installed base of equipment being serviced. Installed base is calculated based on the number of systems that our customers have under maintenance. A majority of our service revenues is earned from customers that purchase our products and simultaneously enter into service contracts for support service. We also experienced increased professional service revenues due to consulting projects.

Infrastructure service revenues increased in 2007 compared to 2006, primarily driven by increased technical support service contracts associated with higher Infrastructure product sales, which have resulted in increased renewals and a larger installed base of equipment being serviced. To a lesser extent, professional services also contributed to the growth in net service revenues in 2007. Professional service revenues increased primarily due to large customer deployments requiring consulting services.

SLT Segment Revenues

The following table shows net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2008	2007(1)	$ Change	% Change	2007(1)	2006(1)	$ Change	% Change

Net SLT segment revenues:
SLT product revenues	$609.1	$573.8	$35.3	6%	$573.8	$479.9	$93.9	20%
Percentage of net revenues	17.1%	20.2%			20.2%	20.8%
SLT service revenues	237.4	189.0	48.4	26%	189.0	143.6	45.4	32%
Percentage of net revenues	6.6%	6.7%			6.7%	6.3%

Total SLT segment revenues(1)	$846.5	$762.8	$83.7	11%	$762.8	$623.5	$139.3	22%

Percentage of net revenues	23.7%	26.9%			26.9%	27.1%

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenues in the Infrastructure and SLT segments.

SLT — Product

SLT product revenues increased in 2008 compared to 2007, primarily due to an increase in revenues from Firewall and J-series products. These increases were partially offset by a decline in revenues from DX and WX products. The integrated systems introduced prior to 2007, such as the SSG Firewall products, gained further traction in the market place with revenues from these product lines growing in 2008 compared to 2007. In 2008, we experienced sales growth both in the service provider and enterprise markets. Geographically, revenues increased in the EMEA and APAC regions and decreased in the Americas region.

SLT product revenues increased in 2007 compared to 2006, primarily attributable to the increased revenues across the majority of the SLT product families, in particular, the Firewall, SSL, WAN Optimization and J-series products. The integrated systems introduced prior to 2007, such as the ISG and SSG firewall products, gained traction in the market place and generated additional revenues in 2007. All three geographic regions had significant growth in SLT revenues during 2007. We experienced a growing demand for our SLT products in both the enterprise and service provider markets as we focused on cross-selling more integrated products and solutions in the enterprise and service provider markets while leveraging partnerships with open standards-based interoperability of our SLT products.

The following table shows SLT revenue units recognized:

	Years Ended December 31,				Years Ended December 31,
	2008	2007	Unit Change	% Change	2007	2006	Unit Change	% Change

SLT revenue units	241,504	239,021	2,483	1%	239,021	183,575	55,446	30%

SLT revenue units increased slightly in 2008 compared to 2007. The percentage increase in SLT revenue units was lower than the percentage increase in product revenues, primarily due to the product mix that favored products with higher average selling prices.

In January 2008, we announced a plan to phase out our DX product line. These products will be supported until 2013. We do not expect this plan to have a material impact on our consolidated financial condition, results of operations, and cash flows.

SLT revenue units increased in 2007 compared to 2006, primarily attributable to the growing demand for our SLT products in the market place. The percentage increase in SLT revenue units was greater than the percentage increase in product revenues, primarily due to the increased revenues from sales of our branch Firewall products, which have lower average selling price than other SLT products.

SLT — Service

SLT service revenues increased in 2008 compared to 2007, primarily due to an increase in our installed base of equipment being serviced. A majority of our service revenues is earned from customers that purchase our products and simultaneously enter into support service contracts.

SLT service revenues increased in 2007 compared to 2006, primarily driven by an increase in support service contracts associated with the increase in SLT product sales. To a lesser extent, professional services also contributed to the growth in net service revenues in 2007.

Total Net Revenues by Geographic Region

The following table shows total net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change

Americas:
United States	$1,538.1	$1,215.8	$322.3	27%	$1,215.8	$950.3	$265.5	28%
Other	228.1	124.7	103.4	83%	124.7	83.0	41.7	50%

Total Americas	1,766.2	1,340.5	425.7	32%	1,340.5	1,033.3	307.2	30%
Percentage of net revenues	49.4%	47.3%			47.3%	44.8%
EMEA	1,077.7	918.0	159.7	17%	918.0	817.4	100.6	12%
Percentage of net revenue	30.2%	32.4%			32.4%	35.5%
APAC	728.5	577.6	150.9	26%	577.6	452.9	124.7	28%
Percentage of net revenues:	20.4%	20.3%			20.3%	19.7%

Total	$3,572.4	$2,836.1	$736.3	26%	$2,836.1	$2,303.6	$532.5	23%

Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenues in 2008 compared to 2007, primarily due to growth in Infrastructure revenues from both the service provider and enterprise markets, as our customers continued to focus on increasing network performance, reliability, and scale. In the United States, net revenues increased in absolute dollars and as a percentage of total net revenues, in 2008 compared to 2007, primarily due to growth in revenues from both the service provider and enterprise markets. Net revenues in the Americas region increased in absolute dollars and as a percentage of total revenues in 2007 compared to 2006, primarily due to strength in the United States and in Latin America. In the United States, net revenues increased in absolute dollars and as a percentage of total revenues in 2007 compared to 2006, primarily due to revenue growth in Infrastructure product and services from our service provider and Internet content provider customers.

Net revenues in EMEA increased in absolute dollars in 2008 compared to 2007, primarily due to revenue growth in emerging markets in the Middle East and Eastern Europe, which was driven by service provider network build-outs as a result of bandwidth demand as well as growth in demand in the enterprise market. Net revenues in EMEA as a percentage of total net revenues decreased in 2008 compared to 2007, primarily due to the relative strength of the Americas region. Net revenues in EMEA increased in absolute dollars in 2007 compared to 2006, primarily due to increased Infrastructure product and SLT product revenues along with increased service revenues driven by strong bandwidth demands in Europe, as well as revenue growth from sales in emerging markets in the Middle East and Eastern Europe. Net revenues in EMEA as a percentage of total net revenues decreased in 2007 compared to 2006, primarily due to the relative strength of the Americas region.

Net revenues in APAC increased in absolute dollars in 2008 compared to 2007, primarily due to strength in Japan, China, and the Association of Southeast Asian Nations (“ASEAN”) countries, which was mainly driven by bandwidth demand as well as our customers’ deployment of routing platforms for their NGNs, partially offset by a decrease in revenues from Australia. Net revenues in APAC increased in absolute dollars and as a percentage of total net revenues in 2007 compared 2006, primarily due to increased revenues from Infrastructure products, SLT products and service driven by demands from service providers as well as enterprise customers resulting from cross-selling of our product portfolio. We experienced revenue growth across the region with strength in Korea, Australia, Malaysia, India, and Indonesia.

Net Revenues by Markets and Customers

We sell our high-performance network products and service offerings from both the Infrastructure and SLT segments to two primary markets — service providers and enterprise customers. The service provider market includes wireline, wireless, and cable operators as well as major Internet content and application providers. The enterprise market represents businesses; federal, state and local governments, and research and education institutions. In 2008, the service provider market accounted for 71.9% of our total net revenues, and the enterprise market accounted for 28.1% of our total net revenues. In 2007, the service provider market accounted for 71.0% of our total net revenues, and the enterprise market accounted for 29.0% of our total net revenues. Net revenues to the service provider market increased by 27% in 2008 compared to 2007. Net revenues to the enterprise market increased by 22% in 2008 compared to 2007. In 2006, the service provider market accounted for 70.8% of our total net revenues, and the enterprise market accounted for 29.2% of our total net revenues. Net revenues to the service provider market increased by 24% in 2007 compared to 2006. Net revenues to the enterprise market increased by 22% in 2007 compared to 2006.

No single customer accounted for 10.0% or more of our net revenues for the year ended December 31, 2008. NSN and its predecessor companies accounted for greater than 10.0% of our net revenues in 2007 and 2006.

Cost of Revenues

The following table shows cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change

Cost of revenues:
Product	$867.6	$676.2	$191.4	28%	$676.2	$555.1	$121.1	22%
GM percentage of revenues	70.2%	70.9%			70.9%	70.7%
Service	298.4	251.4	47.0	19%	251.4	199.2	52.2	26%
GM percentage of revenues	54.9%	50.6%			50.6%	51.4%

Total cost of revenues	$1,166.0	$927.6	$238.4	26%	$927.6	$754.3	$173.3	23%

GM percentage of revenues	67.4%	67.3%			67.3%	67.3%

The cost of product revenues increased in absolute dollars in 2008 compared to 2007, primarily due to our increase in product revenues, which resulted in higher product costs. The slight decrease in product gross margin as a percentage of product revenues in 2008 compared to 2007, is primarily attributable to changes in the product mix, partially offset by growth in our higher-margin T- and M-series product families within our Infrastructure segment and increased sales of our higher-margin Firewall and J-series products within our SLT segment. As of December 31, 2008, and 2007, we had 230 and 190 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

The cost of product revenues increased in absolute dollars in 2007 compared to 2006, primarily attributable to increased product revenues in both the enterprise and service provider markets. The product gross margin slightly increased in 2007 compared to 2006, primarily due to favorable product mix and, to a lesser extent, improvements in standard costs of our Infrastructure products, partially offset by a slight decrease in our SLT product gross margin. As of December 31, 2007, and 2006, we had 190 and 149 employees, respectively, in our manufacturing and operations organization.

The cost of service revenues and service gross margin increased in 2008 compared to 2007. The increase was commensurate with the growth in revenues in absolute dollars attributable to the growth in our installed equipment base. Service-related headcount increased by 35 employees, or 5%, to 783 employees in 2008, compared to 748 in 2007. Personnel-related charges, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, represented the majority of the increases in cost of service revenues in 2008. Total personnel-related charges as a percentage of service revenues were approximately 20% for 2008 and 23% for 2007. The decrease in personnel-related charges in 2008 as a percentage of service revenues, is primarily due to the overall increase in service revenues. Our outside service expense also increased in 2008, primarily to support the expanding installed equipment base. Freight-related expense increased primarily to support larger volume of spare parts in supporting our growth. Additionally, facilities and information technology expenses related to cost of service revenues increased in connection with the growth of service business as a portion of our overall operations.

Cost of service revenues increased in 2007 compared to 2006, while service gross margin decreased slightly in 2007 as compared to 2006. The increase in service costs and the decrease in gross margin were primarily attributable to increases in headcount-related expenses associated with expanding our service delivery infrastructure and professional service organization, particularly in North America and in India, as well as increasing our resources for supporting network build-outs and deployments by our customers. Service-related headcount increased by 137 employees, or 22%, to 748 employees in 2007, compared to 611 in 2006. Personnel-related charges, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, represented the majority of the increases in cost of service revenues in 2007. Total personnel-related charges as a percentage of service revenues were approximately 23% and 21% for 2007 and 2006, respectively. Outside service expense increased as we used outside providers to support the increase in customer support contracts and professional engagements. Freight-related expense increased due to the deployment of spare parts in supporting our growth overseas. Facilities and information technology expenses related to the cost of service revenues increased in 2007, which is consistent with other areas of our organization, due to our headcount growth and investment in internal infrastructure to support our growing business. Partially offsetting the increases was a decrease in spares component purchases due to a large purchase we made in 2006.

Operating Expenses

The following table shows operating expenses (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change

Research and development	$731.2	$623.0	$108.2	17%	$623.0	$480.3	$142.7	30%
Sales and marketing	782.9	666.7	116.2	17%	666.7	558.0	108.7	19%
General and administrative	144.8	116.4	28.4	24%	116.4	97.1	19.3	20%
Amortization of purchased intangible assets	38.5	85.9	(47.4)	(55)%	85.9	91.8	(5.9)	(6)%
Impairment of goodwill and intangible assets	5.0	—	5.0	100%	—	1,283.4	(1,283.4)	(100)%
Other charges, net	9.0	9.4	(0.4)	(4)%	9.4	36.5	(27.1)	(74)%

Total operating expenses	$1,711.4	$1,501.4	$210.0	14%	$1,501.4	$2,547.1	$(1,045.7)	(41)%

Operating income (loss)	$695.0	$407.1	$287.9	71%	$407.1	$(997.8)	$1,404.9	141%

The table highlights our operating expenses as a percentage of net revenues:

	Years Ended December 31,
	2008	2007	2006

Research and development	20.5%	22.0%	20.8%
Sales and marketing	21.9%	23.5%	24.2%
General and administrative	4.0%	4.1%	4.2%
Amortization of purchased intangible assets	1.1%	3.0%	4.0%
Impairment of goodwill and intangible assets	0.1%	—	55.7%
Other charges, net	0.3%	0.3%	1.7%

Total operating expenses	47.9%	52.9%	110.6%

Operating income (loss)	19.5%	14.4%	(43.3)%

Research and Development Expenses

Research and development expenses include costs of developing our products from components to prototypes to finished products, costs for outside services such as certifications of new products, and expenditures associated with equipment used for testing. Several components of our research and development effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our research and development costs as they are incurred.

Research and development expenses increased in 2008 compared to 2007, primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over our competitors. In particular, in 2008 we continued to expand our EX-series Ethernet switching products, and invested in our recently announced SRX dynamic services gateways and intelligent services edge offering that advances the M- and MX-series platforms. Research and development expenses primarily consist of personnel-related expenses and new product development costs. Personnel-related charges, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, increased $59.3 million, or 16%, to $435.2 million in 2008 primarily due to a 25% increase in headcount in our engineering organization, from 2,563 to 3,194 employees, to support product innovation intended to capture anticipated future network infrastructure growth and opportunities. Outside consulting and other development expense also increased to support our product innovation initiatives. Additionally, facilities and information technology expenses related to research and development expenses increased to support these engineering efforts.

Research and development expense increased in 2007 compared to 2006, primarily due to our commitment to continue innovation of our products. In particular, in 2007 we continued the development of our Ethernet products, including the MX-series and our EX-series Ethernet switching products introduced in January 2008, as well as the development of our T1600 product, which was released in November 2007. Personnel-related charges, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, which comprise the majority of our research and development expenses, increased primarily due to headcount growth and merit-based salary increases in 2007. Research and development related headcount increased by 493 employees, or 24%, in 2007 to 2,563 employees as of December 31, 2007. Headcount increase was primarily due to additional hires in the engineering organization within the Infrastructure segment. In addition to personnel-related expenses, we also increased prototype and lab equipment expenses in 2007 for the development of our new products. Additionally, facilities and information technology expenses, as well as depreciation expenses, for our research and development organization increased in 2007 due to increases in headcount from additional internal systems to support our growth. In general, we grew our engineering organizations to support product innovation, expand and improve our product portfolio, and address growth opportunities in NGN bandwidth and features for our service provider and enterprise customers.

Sales and Marketing Expenses

Sales and marketing expenses include costs for selling and promoting our products and services, demonstration equipment, and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches, and marketing initiatives. We have an extensive distribution channel in place that we use to target new customers and increase sales. We have made substantial investments in our distribution channel during 2008, 2007, and 2006.

Sales and marketing expenses increased in 2008 compared to 2007, primarily due to increases in personnel-related expenses and marketing expenses. As a percentage of net revenues, sales and marketing expenses decreased in 2008 due to our focus on managing expenses and creating efficiency in our sales activities. Personnel-related charges, consisting of salaries, commissions, bonus, fringe benefits, and stock-based compensation expenses, increased $70.8 million, or 17%, to $497.2 million in 2008, primarily due to an 18% increase in headcount in our worldwide sales and marketing organizations, from 1,863 to 2,190 employees. Included in personnel-related charges was an increase in commission expense of $5.3 million in 2008 compared to 2007, due to our higher net revenues. We also increased our investment in corporate and channel marketing efforts from the prior year. As our sales force grew, we also increased facilities and information technology expenses related to the sales and marketing organizations in 2008 compared to 2007.

Sales and marketing expenses increased 2007 compared to 2006, primarily due to increases in personnel-related charges. As a percentage of net revenues, sales and marketing expenses decreased slightly in 2007 due to our focus on increasing our operating margin and the efficiency of our sales activities. The increases in absolute dollars were primarily headcount-related increases. Sales and marketing related headcount increased 272 employees, or 17%, in 2007 to 1,863 as of December 31, 2007, as we hired additional personnel across our Infrastructure and SLT organizations to support the larger product portfolio and to expand our presence in the enterprise marketplace. In addition, commission expenses increased primarily as a result of strong revenue growth. In 2007, we also increased consulting expenses to support our sales and marketing initiatives. Likewise, our demand for demonstration equipment has grown as we seek to capture new markets and release new products. As the sales and marketing organization expands, we have also grown our facilities and information technology expenses related to the sales and marketing organization.

General and Administrative Expenses

General and administrative expenses include professional fees, bad debt provisions, and other corporate expenses. Professional fees include legal, audit, tax, accounting, and certain corporate strategic services.

General and administrative expenses increased in 2008 compared to 2007, primarily due to an increase in personnel-related expenses and outside professional services. As a percentage of net revenues, general and administrative expenses decreased slightly in 2008 due to our focus on managing expenses and growing revenues. Personnel-related charges, consisting of salaries, bonus, fringe benefits, and stock-based compensation expenses, increased $12.4 million, or 21%, to $71.2 million in 2008 compared to 2007, primarily due to a 20% increase in headcount in our worldwide general and administrative functions, from 291 to 350 employees, to support the overall growth of the business. Outside professional service fees increased in 2008 compared to 2007, as a result of increased legal fees and business process re-engineering costs. Additionally, facilities and information technology expenses related to our general and administrative infrastructure increased to support our growing business.

General and administrative expenses increased in 2007 compared to 2006. As a percentage of net revenues, general and administrative expenses slightly decreased in 2007 due to our focus on increasing our operating margin. The increases in absolute dollars were primarily due to a 24% increase in headcount in our worldwide general and administrative functions, from 235 to 291 employees, to support the overall growth of the business. The headcount increases were primarily in the finance and human resources organizations as we expanded our organization infrastructure in lower cost regions, improved internal processes, and continued our initiatives to update our information systems. Outside services increased $4.5 million in 2007 compared to 2006, as we invested in designing a more efficient organizational structure and improving our internal systems. Such increases were offset by decreases in accounting and legal fees of $1.5 million for 2007, compared to 2006. Consistent with other areas of our organization, facilities and information technology expenses related to our general and administrative infrastructure increased in order to support these initiatives and the growth of our business.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased in 2008 compared to 2007, primarily due to a decrease in amortization expense as certain purchased intangible assets became fully amortized during the second quarter of 2008. Amortization of purchased intangible assets decreased in 2007 compared to 2006, primarily due to certain purchased intangible assets reaching the end of their amortization period during 2007.

Impairment of Goodwill and Purchased Intangible Assets

We had no impairment against our goodwill in 2008 and 2007. In 2008, we recognized an impairment charge of $5.0 million against our purchased intangible assets, as a result of the phase-out of our DX products. We had no impairment on our purchased intangible assets in 2007. In 2006, we incurred impairment charges of $1,283.4 million as a result of the impairment of both goodwill and purchased intangible assets. The impairment charges were primarily due to the decline in our market capitalization that occurred over a period of approximately six months prior to the impairment review and, to a lesser extent, to a decrease in the forecasted future cash flows used in the income approach. Based upon our impairment review, we reduced the carrying value of goodwill within the SLT segment by $1,280.0 million. In 2006, we recorded a $3.4 million impairment charge pertaining to a write-down of purchased intangible assets as a result of a decrease in our revenue forecast for our Session Border Control (“SBC”) products. See Note 5 — Goodwill and Purchased Intangible Assets in Item 8 of Part II of this Annual Report on Form 10-K, for more information on our impairment of goodwill and purchased intangible assets.

Other Charges, Net

Other charges are summarized as follows:

•	Restructuring and Acquisition-Related Charges. There were no restructuring and acquisition-related charges in 2008. In 2007, we recorded net restructuring and acquisition-related charges of $0.7 million, of which $1.1 million pertained to bonus accruals associated with past acquisitions, partially offset by a benefit of $0.4 million pertaining to net restructuring adjustments. We recorded net restructuring and acquisition-related charges of $5.9 million in 2006, of which $5.6 million was due to accrued bonuses associated with past acquisitions, and $0.3 million was due to net restructuring-related charges, including $0.7 million in restructuring charges associated with a program to reduce product development costs and the discontinuation of our SBC product.

•	Stock Option Investigation Costs. There were no such stock option investigation costs recorded in 2008. We recorded expenses of $6.0 million and $20.5 million in 2007 and 2006, respectively, related to professional fees and other costs in connection with our investigation into historical stock option granting practices.

•	Stock Option Amendment and Tax-Related Charges. There were no stock option amendment and tax-related charges recorded in 2008. We recorded $8.0 million and $10.1 million in operating expense during 2007 and 2006, respectively, in relation to the amendment of stock options and to the payment of certain taxes and penalties associated with employee stock option exercises.

•	Net Settlement (Loss) Gain. We recorded a net legal settlement loss of $9.0 million in 2008, related to our shareholder derivative lawsuit. In 2007, we recognized a net legal settlement gain of $5.3 million, which consisted of cash settlement proceeds of $6.2 million, net of the $0.9 million legal expense related to direct transaction costs incurred in the third quarter of 2007. There were no legal settlement gains or losses recorded in 2006.

Net Interest and Other Income, Gain (Loss) on Equity Investments, and Income Tax Provision

The following table shows net interest and other income and income tax provision (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change

Interest and other income, net	$48.7	$96.8	$(48.1)	(50)%	$96.8	$100.7	$(3.9)	(4)%
Percentage of net revenues	1.4%	3.4%			3.4%	4.4%
(Loss) gain on equity investments	(14.8)	6.7	(21.5)	(321)%	6.7	—	6.7	100%
Percentage of net revenues	(0.4)%	0.2%			0.2%	—
Income tax provision	217.2	149.8	67.4	45%	149.8	104.4	45.4	43%
Percentage of net revenues	6.1%	5.3%			5.3%	4.5%

Interest and Other Income, Net

Net interest and other income decreased in 2008 compared to 2007, primarily due to lower interest rates during 2008.

Net interest and other income decreased in 2007 compared to 2006, resulting from a decrease in interest income due to a lower cash, cash equivalents and investment balance, which was attributable to common stock repurchases of approximately $1.6 billion during the first and second quarters of 2007. Partially offsetting the decreases was the higher interest yield combined with higher positive cash flows from operations compared to 2006. Interest and other expenses slightly increased in 2007 compared to 2006, primarily due to costs associated with our distributor financing program. See Note 8 — Debt in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of our distributor financing program. Other interest and expenses include short-term debt expenses, debt issuance cost amortization, foreign exchange losses, and other miscellaneous expenses such as bank fees.

(Loss) Gain on Equity Investments

During 2008, we recognized impairment losses of $14.8 million on our investments in privately-held and publicly-traded companies for changes in fair value that we believed were other than temporary. In June 2007, one of the companies in which we had a minority equity investment completed an initial public offering (“IPO”). As a result, we realized a gain of $6.7 million during 2007 based upon the difference between the market value of our investment at the time of the IPO and our cost basis. During 2006, none of our investments had any recognized gain or loss.

Income Tax Provision

Our effective tax rates were 29.8%, 29.3%, and (11.6%) in 2008, 2007, and 2006, respectively. The increase in the overall rate in 2008 compared to 2007, was primarily due to the differences in the geographic mix of our taxable income and the level of research and development credits in the U.S. The 2006 effective tax rate differs from 2008 and 2007, primarily due to the inability to benefit from a substantial portion of the goodwill impairment charge recorded in 2006.

We are currently under examination by the IRS for the 2004 tax year, the Indian tax authorities for the 2004 tax year, and the German tax authorities for the 2005 tax year. Additionally, we have not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. We are not under examination by any other major jurisdictions in which we file income tax returns as of December 31, 2008.

In September 2008, as part of the on-going 2004 IRS audit, we received a proposed adjustment related to our business credit carry-forwards, which if agreed, would reduce our business credit carry-forwards. In December 2008, we received a proposed adjustment from the Indian tax authorities related to the 2004 tax year. We are pursuing all available administrative procedures relative to these matters. In December 2008, we reached a tentative settlement with the German tax authorities for the 2005 tax year. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial condition or results of operations.

We do not expect complete resolution of any IRS, or other audits within significant foreign or state jurisdictions within the next 12 months. However, it is reasonably possible that we may reach agreement with certain issues and as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $13.0 million within the next 12 months.

For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our income tax provision, see Note 12 — Income Taxes in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Segment Information

For a description of the products and services for each segment, see Item 1 of Part I of this Annual Report on Form 10-K. A description of the measures included in management operating income (loss) can also be found in Note 11 — Segment Information in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We have included segment financial data for each of the three years in the period ended December 31, 2008, for comparative purposes.

Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2008	2007(1)	$ Change	% Change	2007(1)	2006(1)	$ Change	% Change

Net revenues:
Infrastructure:
Product	$2,301.9	$1,753.2	$548.7	31%	$1,753.2	$1,413.4	$339.8	24%
Service	424.0	320.1	103.9	32%	320.1	266.7	53.4	20%

Total Infrastructure revenues	2,725.9	2,073.3	652.6	31%	2,073.3	1,680.1	393.2	23%

Service Layer Technologies:
Product	609.1	573.8	35.3	6%	573.8	479.9	93.9	20%
Service	237.4	189.0	48.4	26%	189.0	143.6	45.4	32%

Total Service Layer Technologies revenues	846.5	762.8	83.7	11%	762.8	623.5	139.3	22%

Total net revenues	3,572.4	2,836.1	736.3	26%	2,836.1	2,303.6	532.5	23%
Operating income:
Infrastructure	806.0	597.8	208.2	35%	597.8	505.9	91.9	18%
Service Layer Technologies	65.8	5.8	60.0	N/M	5.8	5.2	0.6	12%

Total segment operating income	871.8	603.6	268.2	44%	603.6	511.1	92.5	18%
Other corporate(2)	(7.9)	—	(7.9)	N/M	—	—	—	N/M

Total management operating income	863.9	603.6	260.3	43%	603.6	511.1	92.5	18%
Amortization of purchased intangible assets	(44.0)	(91.4)	47.4	(52)%	(91.4)	(97.3)	5.9	(6)%
Stock-based compensation expense	(108.1)	(88.0)	(20.1)	23%	(88.0)	(87.6)	(0.4)	N/M
Stock-based payroll tax expense	(2.8)	(7.7)	4.9	(64)%	(7.7)	(2.7)	(5.0)	185%
Impairment of goodwill and intangible assets	(5.0)	—	5.0	100%	—	(1,283.4)	1,283.4	(100)%
Other charges, net(3)	(9.0)	(9.4)	0.4	N/M	(9.4)	(37.9)	28.5	(75)%

Total operating income (loss)	695.0	407.1	287.9	71%	407.1	(997.8)	1,404.9	141%
Other income and expense, net	33.9	103.5	(69.6)	(67)%	103.5	100.7	2.8	3%

Income (loss) before income taxes	$728.9	$510.6	$218.3	43%	$510.6	$(897.1)	$1,407.7	157%

N/M Not meaningful.

(1)	Prior year amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenues and operating results in Infrastructure and SLT segments.

(2)	Other corporate charges include workforce-rebalancing charges primarily for severance and related costs. Workforce-rebalancing activities are considered part of our normal operations as we continue to optimize our cost structure. Workforce-rebalancing costs are not included in our business segment results, and we may incur additional workforce-rebalancing costs in the future.

(3)	Other charges, net, for 2008 includes loss on litigation settlement. Other charges, net, for 2007 includes charges such as restructuring, acquisition-related charges, stock option investigation costs, as well as stock amendment and tax-related charges. Other charges, net, for 2006 includes charges such as restructuring, acquisition-related charges, stock option investigation costs and tax-related charges, as well as certain restructuring charges in cost of product revenues.

The following table shows financial information for each segment as a percentage of total net revenues:

	Years Ended December 31,
	2008	2007(1)	2006(1)

Net revenues:
Infrastructure:
Product	64.4%	61.8%	61.3%
Service	11.9%	11.3%	11.6%

Total Infrastructure revenues	76.3%	73.1%	72.9%
Service Layer Technologies:
Product	17.1%	20.2%	20.8%
Service	6.6%	6.7%	6.3%

Total Service Layer Technologies revenues	23.7%	26.9%	27.1%

Total net revenues	100.0%	100.0%	100.0%

Operating income:
Infrastructure	22.6%	21.1%	22.0%
Service Layer Technologies	1.8%	0.2%	0.2%

Total segment operating income	24.4%	21.3%	22.2%
Other corporate(2)	(0.2)%	—	—

Total management operating income	24.2%	21.3%	22.2%
Amortization of purchased intangible assets	(1.2)%	(3.2)%	(4.2)%
Stock-based compensation expense	(3.0)%	(3.1)%	(3.8)%
Stock-based payroll tax expense	(0.1)%	(0.3)%	(0.1)%
Impairment of goodwill and intangible assets	(0.1)%	—	(55.7)%
Other charges, net(3)	(0.3)%	(0.3)%	(1.7)%

Total operating income (loss)	19.5%	14.4%	(43.3)%
Interest and other income, net	0.9%	3.6%	4.4%

Income (loss) before income taxes	20.4%	18.0%	(38.9)%

(1)	Prior year amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenues and operating results in Infrastructure and SLT segments.

(2)	Other corporate charges includes workforce-rebalancing charges primarily for severance and related costs. Workforce-rebalancing activities are considered part of our normal operations as we continue to optimize our cost structure. Workforce-rebalancing costs are not included in our business segment results, and we may incur additional workforce-rebalancing costs in the future.

(3)	Other charges, net, for 2008 includes loss on litigation settlement. Other charges, net, for 2007 includes charges such as restructuring, acquisition-related charges, stock option investigation costs, as well as stock amendment and tax-related charges. Other charges, net, for 2006 includes charges such as restructuring, acquisition-related charges, stock option investigation costs and tax-related charges, as well as certain restructuring charges in cost of product revenues.

Infrastructure Segment

An analysis of the change in revenues for the Infrastructure segment, and the change in revenue units, can be found above in the section titled “Net Revenues.”

Infrastructure segment operating income increased in 2008 compared to 2007, primarily due to revenue growth from our router product families and, to a lesser extent, our new Ethernet switching product family, which outpaced expense growth. Infrastructure product gross margin increased in absolute dollars in 2008 compared to 2007, primarily due to revenues from richly configured high-end T- and M-series router products as well as high-margin port shipments. The Infrastructure gross margin percentage decreased slightly in 2008 compared to 2007, primarily due to product mix, particularly from an increase in the mix of lower-margin E-series products in 2008.

We continued to invest in research and development efforts to continue our innovation of products and expand our Infrastructure product portfolio, but our research and development expense decreased as a percentage of Infrastructure net revenues in 2008 compared to 2007, primarily due to cost control initiatives that resulted in revenue growing faster than expenses. We will continue to make investments to expand our product features and functionality based upon the trends in the marketplace. Additionally, our sales and marketing expenses decreased slightly as a percentage of Infrastructure net revenues, but increased in absolute dollars in 2008 compared to 2007, as we increased our efforts to reach enterprise and service provider customers. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the Infrastructure segment generally based upon revenue, usage, and headcount.

Infrastructure segment operating income increased in 2007 compared to 2006, primarily due to revenue growth from our router product families, which outpaced expense growth. Our increase in revenue was partially offset by our continued investments in research and development efforts as we sought to continue our innovation of products and expand our Infrastructure product portfolio. In 2007, our sales and marketing expenses decreased slightly as a percentage of net revenues, but increased in absolute dollars as we increased our efforts to reach enterprise and service provider customers.

SLT Segment

An analysis of the change in revenues for the SLT segment, and the change in units, can be found above in the section titled “Net Revenues.”

SLT segment operating income increased in 2008 compared to 2007, primarily due to revenue growth in our Firewall and J-series products and the growth in our installed equipment base for service contracts, which outpaced the increase in SLT expenses. SLT product gross margin and gross margin percentage increased in 2008 compared to 2007, primarily due to product mix, particularly from an increase in the mix of higher-margin Firewall and J-series products in 2008. Research and development related costs increased in absolute dollars, but decreased as a percentage of SLT revenues in 2008 compared to 2007, primarily due to the addition of headcount in regions with lower operating costs and revenue growing faster than research and development expenses. Additionally, sales and marketing as well as general and administrative expenses decreased as a percentage of SLT net revenues in 2008 compared to 2007, primarily due to our focused execution. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on revenue, usage, and headcount. In the past, we have generally experienced quarterly seasonality and fluctuations in the demand for our SLT products, particularly in the fourth quarter, which may result in greater variations in our quarterly operating results.

SLT segment operating income increased slightly in 2007 compared to 2006, primarily due to revenue growth, which outpaced the increase in SLT expenses. SLT product gross margin and gross margin percentage increased in 2007 compared to 2006, primarily due to product mix, particularly from an increase that favored higher-margin products. The increase in SLT operating expenses was due primarily to the increase in information technology expenses allocated to the SLT segment and the higher variable compensation expenses associated with company-wide revenue growth. Additionally, we strategically invested in our research and development efforts to develop technologies and products for the JUNOS platform. In an effort to control costs, we moved a significant portion of the SLT development organization to lower cost regions while expanding our product portfolio. SLT segment operating income was affected by continued investments in our sales and distribution channels. SLT gross margin decreased slightly in 2007 compared to 2006, due to higher manufacturing costs associated with new and more complex products. Higher manufacturing costs were partially offset by our cost-reduction efforts to move more manufacturing to lower cost regions. The increases in SLT operating expenses were partially offset by our revenue growth especially in the fourth quarter of 2007 due to increased customer demand for security products, particularly Firewall, and due to typical quarterly seasonality.

Stock-Based Compensation and Related Payroll Taxes

Stock-based compensation expense increased in 2008 compared to 2007. The increase was primarily attributable to new stock options and RSU grants during 2008 and the timing of the recognition of stock-based compensation expense for RSUs granted in the last month of the fourth quarter of 2007. Stock-based compensation related payroll tax expense, which represents employment taxes we incurred in connection with our employee stock programs decreased in 2008 compared to 2007. Changes in such expenses are primarily attributable to the timing and volume of stock options exercises by our employees. We experienced a considerable decrease in these expenses due to the decrease in our share price during 2008.

Stock-based compensation expense increased in 2007 compared to 2006. The increase was primarily attributable to new stock options and RSU grants, partially offset by the lower stock option expense in 2007 resulting from the acceleration of vesting of certain unvested and “out-of-the-money” stock options completed in December 2005 (“2005 stock option vesting acceleration”). Stock-based compensation related payroll tax expense increased in 2007 compared to 2006. We experienced a considerable increase in these expenses due to the increase in our share price during 2007. In contrast, employee stock option exercises were restricted during the majority of 2006 due to our stock option investigation.

Key Performance Measures

In addition to the financial metrics included in the consolidated financial statements, we use the following key performance measures to assess operating results:

	Years Ended
	December 31,
	2008	2007	2006

Days sales outstanding (“DSO”)(1)	42	42	38
Book-to-bill ratio(2)	>1	>1	>1

(1)	DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days.

(2)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the respective period.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our consolidated balance sheet and cash flows, contractual obligations, other commitments, and our stock repurchase program on our liquidity and capital resources.

Overview

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	As of December 31,
	2008	2007	$ Change	% Change

Working capital	$1,759.6	$1,175.3	$584.3	50%

Cash and cash equivalents	2,019.1	1,716.1	303.0	18%
Short-term investments	172.9	240.4	(67.5)	(28)%
Long-term investments	101.4	59.3	42.1	71%

Total	$2,293.4	$2,015.8	$277.6	14%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and deferred revenue. The increase in working capital from December 31, 2007, to December 31, 2008, is primarily due to the increase in cash and cash equivalents, and the non-cash settlement of the current portion of long-term debt due to the maturity of our senior convertible notes in June 2008. See Note 8 — Debt in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for discussion of our senior convertible notes. The increase in cash and cash equivalents during 2008 is primarily due to cash generated by our operating activities of $875.2 million along with the issuance of common stock for $119.5 million through stock option exercises and the employee stock purchase plan purchases, partially offset by repurchases of our common stock of $604.7 million.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities was $875.2 million, $786.5 million, and $755.6 million for 2008, 2007, and 2006, respectively. The cash provided by operating activities for each period was due to our net income (loss) adjusted by:

•	Non-cash charges of $255.8 million, $257.5 million, and $1,536.4 million for 2008, 2007, and 2006, respectively. These non-cash charges primarily related to depreciation and amortization expenses, stock-based compensation, excess tax benefits from employee stock-based compensation, and gain/loss on equity investments. In 2006, non-cash charges also included charges of $1,283.4 million related to the impairment of goodwill and intangible assets.

•	Net changes in operating assets and liabilities of $107.6 million, $168.2 million, and $220.6 million for 2008, 2007, and 2006, respectively, were generated in the normal course of business. These changes were primarily due to increases in accounts payable, accrued compensation, taxes payable, and deferred revenue, partially offset by accounts receivable. The increase in accounts payable was due to the timing of payments to contract manufacturers and the growth of our business. The increase in accrued compensation was due to increases in headcount. Additionally, the increase in accrued compensation in 2007 compared to 2006, was due to the removal of a suspension on employee purchases of shares under the Employee Stock Purchase Plan. The increase in taxes payable was due to the increase in the tax provision, movement of deferred tax assets, and the timing of payments. The increase in deferred revenue was due to the growing installed base and customer payments in advance of product acceptance. In addition, these increases in cash flows from operations were partially offset by a negative cash flow due to an increase in net accounts receivable, which was primarily due to the growth in our business and net revenues.

Investing Activities

Net cash used in investing activities was $149.8 million for 2008 as compared to net cash generated by investing activities of $571.8 million in 2007. In 2006, cash generated by investing activities was $11.9 million. The changes between periods was primarily due to the movement of cash from short- and long-term investments to cash and cash equivalents during 2007 in anticipation of stock repurchases under the 2006 Stock Repurchase Program.

Financing Activities

Net cash used in financing activities was $422.4 million, $1,238.5 million and $89.6 million for 2008, 2007, and 2006, respectively. In 2008, we used $604.7 million to repurchase our common stock, partially offset by cash proceeds of $119.5 million from common stock issued to employees, compared to the $1,623.2 million of common stock repurchases in 2007, partially offset by cash proceeds of $355.0 million from common stock issued to employees. In 2006, we used $186.4 million to repurchase our common stock, partially offset by cash proceeds of $87.1 million from common stock issued to employees.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Our principal commitments primarily consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other

Operating leases, net of committed subleases(1)	$208.6	$50.8	$124.1	$29.8	$3.9	$—
Purchase commitments(2)	86.8	86.8	—	—	—	—
Tax liabilities(3)	91.2	13.0	—	—	—	78.2
Other contractual obligations(4)	68.9	30.6	36.4	1.9	—	—

Total	$455.5	$181.2	$160.5	$31.7	$3.9	$78.2

(1)	Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our consolidated statements of operations. We occupy approximately 1.9 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in January 2017.

(2)	In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not own the components and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders. As of December 31, 2008, we had accrued $30.4 million based on our estimate of such charges. Total purchase commitments as of December 31, 2008, consisted of $86.8 million NCNR orders.

(3)	Tax liabilities include the current and long-term liabilities in the consolidated balance sheet for unrecognized tax positions. It is reasonably possible that we may reach agreement with certain issues and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $13.0 million within the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the additional $78.2 million in liabilities due to uncertainties in the timing of tax audit outcomes.

(4)	Other contractual obligations consist of an acquisition-related escrow amount of $2.3 million, a joint development agreement requiring quarterly payments of $3.5 million through January 2010, a software subscription for $22.7 million requiring payments through January 2011, and a data center hosting agreement for $26.4 million, requiring payment through April 2013.

Guarantees

We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe on the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for certain lease facilities. We have not recorded a liability related to these indemnification and guarantee provisions, and our guarantees and indemnification arrangements have not had any significant impact on our consolidated financial condition, results of operations, or cash flows.

Stock Repurchase Activities

In 2008, we repurchased $604.7 million or 25.1 million shares of common stock, under the following two stock repurchase programs authorized by our Board:

Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), we repurchased approximately 15.4 million shares of its common stock at an average price of $24.53 per share for a total purchase price of $376.8 million during 2008. As of December 31, 2008, we have repurchased and retired approximately 84.8 million shares of our common stock under the 2006 Stock Repurchase Program at an average price of $23.58 per share, and the program had no remaining authorized funds available for future stock repurchases.

The Board approved another $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, we repurchased approximately 9.7 million shares of our common stock at an average price of $23.43 per share for a total purchase price of $227.9 million in 2008. As of December 31, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $772.1 million.

All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Future share repurchases under our 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 14 — Subsequent Events in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for discussion of our stock repurchase activity in 2009.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our 2008 Stock Repurchase Program, our liquidity may be impacted. We also have a substantial portion of our cash and investment balances held overseas and may be subject to U.S. taxes if repatriated.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations and cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations, debt, and growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditures, and research and development plans;

•	the market acceptance of our products;

•	repurchases of our common stock;

•	issuance and repayment of debt;

•	litigation expenses, settlements, and judgments;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to our future restructuring plans, if any;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our equity incentive plans; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. In addition, a portion of our cash and marketable securities are held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures.

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2008, and 2007, that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an
	Interest				Valuation of Securities Given an
	Rate Decrease of X Basis Points			Fair Value as of	Interest
	(BPS)			December 31,	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$117.1	$116.6	$116.2	$115.7	$115.2	$114.8	$114.3
Corporate bonds and notes	83.1	82.6	82.0	81.5	81.0	80.4	79.9
Other	477.8	477.6	477.5	477.3	477.2	477.0	476.9

Total	$678.0	$676.8	$675.7	$674.5	$673.4	$672.2	$671.1

	Valuation of Securities Given an
	Interest				Valuation of Securities Given an
	Rate Decrease of X Basis Points			Fair Value as of	Interest
	(BPS)			December 31,	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	2007	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$68.4	$68.1	$67.7	$67.4	$67.0	$66.7	$66.3
Corporate bonds and notes	108.3	107.5	106.7	105.9	105.1	104.3	103.5
Asset backed securities and other	370.3	370.1	370.0	369.9	369.7	369.6	369.5

Total	$547.0	$545.7	$544.4	$543.2	$541.8	$540.6	$539.3

These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the changes in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS, which are representative of the historical movements in the Federal Funds Rate.

Foreign Currency Risk and Foreign Exchange Forward Contracts

Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes.

We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other income (expense) in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities between one and two months.

Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2008, 2007, and 2006, respectively, in other income (expense) on our consolidated statements of operations. The increase in operating expenses including research and development, sales and marketing, as well as general and administrative expenses, due to foreign currency fluctuations was approximately 1% in 2008.

Equity Price Risk

Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investments exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. In 2008, we realized an impairment charge of $3.5 million on a publicly-traded equity security due to a sustained decline in the fair value, in excess of six months, of the investment below its cost basis that we judged to be other than temporary. We do not purchase our equity securities with the intent to use them for trading or speculative purposes. The aggregate fair value of our marketable equity securities was $4.4 million and $8.6 million as of December 31, 2008, and 2007, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.

In addition to publicly-traded securities, we have also invested in privately-held companies. These investments are carried at cost. In 2008, we realized an impairment charge of $11.3 million on minority equity investments in privately-held companies that we judged to be other than temporary. The aggregate cost of our investments in privately-held companies was $14.2 million and $23.3 million as of December 31, 2008, and 2007, respectively.

ITEM 8.	Financial Statements and Supplementary Data

Index of Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2008, and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc. at December 31, 2008, and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, Juniper Networks, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Network, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Juniper Networks, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 2, 2009

Management’s Report on Internal Control Over Financial Reporting

The management of Juniper Networks, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Juniper Networks, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net revenues:
Product	$2,910,960	$2,326,983	$1,893,328
Service	661,416	509,105	410,252

Total net revenues	3,572,376	2,836,088	2,303,580
Cost of revenues:
Product	867,595	676,258	555,077
Service	298,371	251,380	199,213

Total cost of revenues	1,165,966	927,638	754,290

Gross margin	2,406,410	1,908,450	1,549,290
Operating expenses:
Research and development	731,151	622,961	480,247
Sales and marketing	782,940	666,688	557,990
General and administrative	144,837	116,489	97,077
Amortization of purchased intangible assets	38,529	85,896	91,823
Impairment of goodwill and intangible assets	4,979	—	1,283,421
Other charges, net	9,000	9,354	36,514

Total operating expenses	1,711,436	1,501,388	2,547,072

Operating income (loss)	694,974	407,062	(997,782)
Interest and other income, net	48,749	96,776	100,733
(Loss) gain on equity investments	(14,832)	6,745	—

Income (loss) before income taxes	728,891	510,583	(897,049)
Provision for income taxes	217,142	149,753	104,388

Net income (loss)	$511,749	$360,830	$(1,001,437)

Net income (loss) per share:
Basic	$0.96	$0.67	$(1.76)

Diluted	$0.93	$0.62	$(1.76)

Shares used in computing net income (loss) per share:
Basic	530,337	537,767	567,454

Diluted	551,433	579,145	567,454

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except par values)

ASSETS
Current assets:
Cash and cash equivalents	$2,019,084	$1,716,110
Short-term investments	172,896	240,355
Accounts receivable, net of allowance for doubtful accounts of $9,738 for 2008 and $8,323 for 2007	429,970	379,759
Deferred tax assets, net	145,230	171,598
Prepaid expenses and other current assets	49,026	47,293

Total current assets	2,816,206	2,555,115
Property and equipment, net	436,433	401,818
Long-term investments	101,415	59,329
Restricted cash	43,442	35,515
Purchased intangible assets, net	28,861	77,844
Goodwill	3,658,602	3,658,602
Long-term deferred tax assets, net	71,079	59,025
Other long-term assets	31,303	38,158

Total assets	$7,187,341	$6,885,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,854	$219,101
Accrued compensation	160,471	158,710
Accrued warranty	40,090	37,450
Deferred revenue	459,749	425,579
Income taxes payable	33,047	52,324
Convertible debt	—	399,496
Other accrued liabilities	113,399	87,183

Total current liabilities	1,056,610	1,379,843
Long-term deferred revenue	130,514	87,690
Long-term income tax payable	78,164	41,482
Other long-term liabilities	20,648	22,531
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 526,752 and 522,815 shares issued and outstanding at December 31, 2008, and 2007, respectively	5	5
Additional paid-in capital	8,811,497	8,154,932
Accumulated other comprehensive (loss) income	(4,245)	12,251
Accumulated deficit	(2,905,852)	(2,813,328)

Total stockholders’ equity	5,901,405	5,353,860

Total liabilities and stockholders’ equity	$7,187,341	$6,885,406

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$511,749	$360,830	$(1,001,437)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	167,474	193,166	173,490
Stock-based compensation	108,133	87,990	87,645
Restructuring, impairments, and special charges	4,979	—	1,283,421
Loss (gain) on equity investments	14,832	(6,745)	—
Excess tax benefit from employee stock option plans	(40,182)	(19,686)	(9,650)
Other non-cash charges	613	2,765	1,512
Changes in operating assets and liabilities:
Accounts receivable, net	(50,211)	(120,904)	20,745
Prepaid expenses and other assets	13,775	10,719	22,969
Accounts payable	19,770	34,938	13,644
Accrued compensation	1,761	48,259	12,712
Accrued warranty	2,640	2,622	(514)
Income taxes payable	49,554	71,403	8,934
Other accrued liabilities	(6,702)	(6,524)	9,367
Deferred revenue	76,994	127,690	132,766

Net cash provided by operating activities	875,179	786,523	755,604
INVESTING ACTIVITIES:
Purchases of property and equipment	(164,604)	(146,858)	(102,093)
Purchases of available-for-sale investments	(474,007)	(298,615)	(516,144)
Maturities and sales of available-for-sale investments	499,351	1,029,081	632,075
Change in restricted cash	(8,094)	(7,407)	20,464
Minority equity investments	(2,458)	(4,075)	(7,274)
Payments made in connection with business acquisitions, net	—	(375)	(15,102)

Net cash (used in) provided by investing activities	(149,812)	571,751	11,926
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	119,450	355,007	87,140
Purchases and retirement of common stock	(604,700)	(1,623,190)	(186,388)
Excess tax benefit from employee stock option plans	40,182	19,686	9,650
Redemption of convertible Senior Notes	(288)	—	—
Net proceeds from distributor financing arrangement	22,963	10,000	—

Net cash used in financing activities	(422,393)	(1,238,497)	(89,598)

Net increase in cash and cash equivalents	302,974	119,777	677,932
Cash and cash equivalents at beginning of period	1,716,110	1,596,333	918,401

Cash and cash equivalents at end of period	$2,019,084	$1,716,110	$1,596,333

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,224	$1,495	$—
Cash paid for taxes	147,999	57,856	64,005
Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with conversion of the Senior Notes	$399,208	$448	$15

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss) Income	Deficit	Equity
	(In thousands)

Balance at December 31, 2005	568,243	$6	$7,458,662	$(17,700)	$(8,324)	$(344,410)	$7,088,234
Elimination of unearned deferred compensation upon adoption of FAS 123R	—	—	(17,700)	17,700	—	—	—
Issuance of shares in connection with Employee Stock Purchase Plan	1,748	—	22,831	—	—	—	22,831
Exercise of stock options by employees, net of repurchases	9,313	—	64,309	—	—	—	64,309
Release of escrow related to an acquisition, net of cancelled escrow shares	—	—	10,343	—	—	—	10,343
Elimination of additional paid-in capital in connection with modification of stock options	—	—	(6,114)	—	—	—	(6,114)
Issuance of shares in connection with conversion of the convertible senior notes	1	—	15	—	—	—	15
Repurchase and retirement of common stock	(10,071)	—	—	—	—	(186,388)	(186,388)
Stock-based compensation expense	—	—	87,645	—	—	—	87,645
Tax benefit from employee stock option plans	—	—	19,890	—	—	—	19,890
Adjustment to deferred tax liabilities in connection with elimination of unearned deferred compensation balance and other	—	—	6,166	—	—	—	6,166
Other comprehensive loss:
Change in unrealized gain on investments, net of tax of nil	—	—	—	—	5,199	—	5,199
Foreign currency translation gains, net of tax of nil	—	—	—	—	4,391	—	4,391
Net loss	—	—	—	—	—	(1,001,437)	(1,001,437)

Comprehensive loss							(991,847)

Balance at December 31, 2006	569,234	6	7,646,047	—	1,266	(1,532,235)	6,115,084
Cumulative effect from the adoption of FIN 48	—	—	—	—	—	(19,195)	(19,195)
Issuance of shares in connection with Employee Stock Purchase Plan	615	—	10,502	—	—	—	10,502
Exercise of stock options by employees, net of repurchases	22,399	—	345,585	—	—	—	345,585
Release of escrow related to an acquisition, net of cancelled escrow shares	(15)	—	14,840	—	—	—	14,840
Issuance of shares in connection with vesting of restricted share units	3	—	—	—	—	—	—
Issuance of shares in connection with conversion of the convertible senior notes	22	—	448	—	—	—	448
Repurchase and retirement of common stock	(69,443)	(1)	(461)	—	—	(1,622,728)	(1,623,190)
Stock-based compensation expense	—	—	94,453	—	—	—	94,453
Tax benefit from employee stock option plans	—	—	43,518	—	—	—	43,518
Other comprehensive income:
Change in unrealized gain on investments, net of tax of nil	—	—	—	—	3,169	—	3,169
Foreign currency translation gains, net of tax of nil	—	—	—	—	7,816	—	7,816
Net income	—	—	—	—	—	360,830	360,830

Comprehensive income							371,815

Balance at December 31, 2007	522,815	5	8,154,932	—	12,251	(2,813,328)	5,353,860
Issuance of shares in connection with Employee Stock Purchase Plan	1,590	—	35,879	—	—	—	35,879
Exercise of stock options by employees, net of repurchases	5,701	—	82,608	—	—	—	82,608
Exercise of warrants in connection with acquisitions	8	—	—	—	—	—	—
Issuance of shares in connection with vesting of restricted share units	1,904	—	—	—	—	—	—
Issuance of shares in connection with conversion of the convertible senior notes	19,822	—	399,208	—	—	—	399,208
Repurchase and retirement of common stock	(25,088)	—	(427)	—	—	(604,273)	(604,700)
Stock-based compensation expense	—	—	108,133	—	—	—	108,133
Tax benefit from employee stock option plans	—	—	31,164	—	—	—	31,164
Other comprehensive income:
Change in unrealized gain on investments, net of tax of nil	—	—	—	—	2,547	—	2,547
Foreign currency translation loss, net of tax of nil	—	—	—	—	(19,043)	—	(19,043)
Net income	—	—	—	—	—	511,749	511,749

Comprehensive income							495,253

Balance at December 31, 2008	526,752	$5	$8,811,497	$—	$(4,245)	$(2,905,852)	$5,901,405

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Description of Business

Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs, develops, and sells products and services that together provide its customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single Internet Protocol (“IP”)-based network. Beginning in the first quarter of 2008, the Company realigned its business groups, which resulted in the following two segments: Infrastructure and SLT. The Company’s Infrastructure segment primarily offers scalable router and Ethernet switching products that are used to control and direct network traffic. The Company’s SLT segment offers networking solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to their customers.

Basis of Presentation

The Consolidated Financial Statements, which include the Company and its wholly-owned subsidiaries are prepared in accordance with U.S. generally accepted accounting principles. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements and related disclosures requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for revenue recognition, allowance for sales returns, allowance for doubtful accounts, allowance for contract manufacturer obligations, allowance for warranty costs, stock-based compensation, goodwill and other impairments, income taxes, litigation and settlement costs, and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results experienced by the Company may differ materially from management’s estimates.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits with banks, highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities, which are readily convertible into, cash.

Investments

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company’s investments in publicly-traded debt and equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the Consolidated Balance Sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations.

The Company recognizes an impairment charge for available-for-sale investments when a decline in the fair value of its investments below the cost basis is determined to be other than temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

investment has been in a loss position, the extent to which the fair value has been less than the Company’s cost basis, the investment’s financial condition, and near-term prospects of the investee. If the Company determines that the decline in an investment’s fair value is other than temporary, the difference is recognized as an impairment loss in its Consolidated Statements of Operations.

The Company’s non-qualified compensation plan, which invests in mutual funds are classified as trading securities and reported at fair value. The realized and unrealized holding gains and losses, as well as the offsetting compensation expense, are reported in the Consolidated Statements of Operations.

Privately-Held Equity Investments

The Company has minority equity investments in privately-held companies. These investments are included in other long-term assets in the Consolidated Balance Sheets and are carried at cost, adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company monitors these investments for impairment by considering financial, operational, and economic data and makes appropriate reductions in carrying values when necessary.

Fair Value Measurement

The Company records its financial instruments that are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”), and derivative contracts at fair value. The determination of fair value is based upon the fair value framework established by SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents, and available-for-sale investments in fixed income securities, and money market funds with high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and therefore bear minimal risk.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debt and historically such losses have been within management’s expectations. No single customer accounted for more than 10% of the Company’s total net revenues for 2008. One customer accounted for 12.8% and 14.3% of total net revenues during 2007 and 2006, respectively.

The Company relies on sole suppliers for certain of its components such as ASICs and custom sheet metal. Additionally, the Company relies primarily on a limited number of significant independent contract manufacturers for the production of all of its products. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could negatively impact future operating results.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life, generally one and half to five years, or the lease term of the respective assets. The Company depreciates leasehold improvements over the lesser of the expected life of the lease or the assets, up to a maximum of ten years. Land is not subject to depreciation.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased trademarks, developed technologies, customer relationships, maintenance contracts, and other intangible assets. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment by applying fair-value based tests. Future goodwill impairment tests could result in a charge to earnings. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives ranging from two to nineteen years.

Impairment

The Company evaluates long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. The Company assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances are greater than the sum of undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of the impairment loss, if any. As discussed in Note 5, in the second quarter of 2006, the Company concluded that the carrying value of goodwill was impaired and recorded an impairment charge for the period. The Company conducted its annual impairment test as of November 1, 2008, 2007, and 2006, and determined that the carrying value of its remaining goodwill was not impaired. Future impairment indicators, including sustained declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require additional impairment charges to be recorded.

Revenue Recognition

Juniper Networks sells products and services through its direct sales force and through its strategic distribution relationships and value-added resellers. The Company’s products are integrated with software that is essential to the functionality of the equipment. The Company also provides unspecified upgrades and enhancements related to the integrated software through maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Evidence of an arrangement generally consists of sales contracts, or agreements, and customer purchase orders. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

verify delivery or performance. In instances where the Company has outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company. Accounts receivable are recorded net of allowance for doubtful accounts, estimated customer returns and pricing credits.

For arrangements with multiple elements, such as sales of products that include services, the Company allocates revenue to each element using the residual method based on VSOE of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. If VSOE of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. The Company accounts for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

For sales to direct end-users and value-added resellers, the Company recognizes product revenues upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller. For end-users and value-added resellers, the Company has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenues.

The Company sells certain interests in accounts receivable on a non-recourse basis as part of a distributor accounts receivable financing arrangement primarily with one major financing company. The Company recognizes the sale of accounts receivable to the financing provider according to SFAS No. 140, Accounting for Transfers of Financial Assets and Extinguishment of Liabilities, a replacement of FAS 125. The Company records cash received under this arrangement in advance of revenue recognition as short-term debt with a balance of $33.0 million and $10.0 million as of December 31, 2008, and 2007, respectively.

The Company records reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. In addition, the Company reports revenues net of sales taxes.

Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues. Costs associated with cooperative advertising programs are estimated and recorded as a reduction of revenues at the time the related sales are recognized.

Services include maintenance, training, and professional services. In addition to providing unspecified upgrades and enhancements on a when and if available basis, the Company’s maintenance contracts include 24-hour technical support as well as hardware repair and replacement parts. Maintenance is offered under renewable contracts. Revenue from maintenance contracts is deferred and is generally recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Warranties

Juniper Networks generally offers a one-year warranty on all of its hardware products and a 90-day warranty on the media that contains the software embedded in the products. The warranty generally includes parts and labor obtained through the Company’s 24-hour service center. On occasion, the specific terms and conditions of those warranties vary. The Company accrues for warranty costs as part of its cost of revenues based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead costs are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Factors that affect the Company’s warranty liability include the number of installed units, its estimates of anticipated rates of warranty claims, costs per claim, and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Contract Manufacturer Liabilities and Inventories

The Company outsources most of its manufacturing, repair, and supply chain management operations to its independent contract manufacturers and a significant portion of its cost of revenues consists of payments to them. Its independent contract manufacturers procure components and manufacture the Company’s products based on the Company’s demand forecasts. These forecasts are based on the Company’s estimates of future demand for the Company products, which are in turn based on historical trends and an analysis from the Company’s sales and marketing organizations, adjusted for overall market conditions. The Company establishes accrued liabilities, included in other current accrued liabilities on its consolidated balance sheets, for carrying costs and obsolete material exposures for excess components purchased based on historical trends.

In addition, the Company purchases a small amount of strategic component inventory, which is included in other assets, and stated at the lower of cost or market. Costs associated with products shipped to distributors not yet recognized as revenue is recorded net of the related deferred product revenue. Service related spares and demonstration equipment are expensed to costs of service revenue and sales and marketing expense, respectively, when purchased.

Research and Development

Costs to research, design, and develop the Company’s products are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant, and all software development costs have been expensed as incurred.

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $5.0 million, $4.8 million, and $6.8 million, for 2008, 2007, and 2006, respectively.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to its management to determine whether such accruals should be adjusted and whether new accruals are required.

From time to time, the Company is involved in disputes, litigation, and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), performance share awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The Company uses the Black-Scholes-Merton option pricing model and incorporates a Monte Carlo simulation when appropriate to determine the fair value of stock-based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006.

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006, included: (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005, was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

Derivatives

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies. The Company does not enter into derivatives for speculative or trading purposes.

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities between one and two months.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company also uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during 2008, 2007, and 2006, in interest and other income, net on its Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities.

Provision for Income Taxes

Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth under SFAS 109. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce its deferred tax assets. The Company believes it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The application of FIN 48 may increase an entity’s future effective tax rates and its future intra-period effective tax rate volatility. As of January 1, 2007, the Company’s cumulative effect of applying FIN 48 was a $19.2 million increase to the opening balance of accumulated deficit and a $1.0 million increase to goodwill.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company has presented its comprehensive income as part of its Consolidated Statements of Stockholders’ Equity. Other comprehensive income includes net unrealized gains (losses) on available-for-sale securities and net foreign currency translation gains (losses) that are excluded from net income, and unrealized gains (losses) on derivatives designated as cash flow hedges.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation

Assets and liabilities of foreign operations with non-U.S. dollar functional currency are translated to U.S. dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. dollars using weighted-average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2008, 2007, and 2006. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial in the years presented.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FASB Interpretation No. (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(R)-8”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The provisions of the FSP that amend SFAS 140 and FIN 46(R)-8 are effective for the first reporting period ended after December 15, 2008. The implementation of this standard did not impact the Company’s consolidated results of operations or financial condition.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not impact the Company’s consolidated results of operations or financial condition.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect its adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009, will impact its consolidated results of operations or financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 must be applied retrospectively to previously issued convertible instruments that may be settled in cash or partial cash as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company evaluated the requirements of FSP APB 14-1 and determined that the Company’s retired convertible debt was not subject to the requirements of FSP APB 14-1. The

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company does not expect its adoption of FSP APB 14-1 on January 1, 2009, will impact its consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect its adoption of SFAS 162 on January 1, 2009, will impact its consolidated results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS 133, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 on January 1, 2009, will impact its consolidated results of operations or financial condition.

In February 2008, the FASB issued FSP FAS 157-2, Effective date of SFAS No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date for SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis to the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect its adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009, will impact its consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 on January 1, 2009, will not have a material effect on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

statements issued for fiscal years beginning after December 15, 2008. Earlier application of SFAS 141R is prohibited. Accordingly, any business combinations the Company may engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The impact of SFAS 141R will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

Reclassifications

In 2008, the Company realigned its organizational structure to include its Service business as a component of the related Infrastructure or SLT business groups. Prior year amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenues and operating results in Infrastructure and SLT segments. Accordingly, the Company has revised the presentation of its segment information for the years ended December 31, 2007, and 2006, in Note 11 — Segment Information. None of the changes impacts the Company’s previously reported consolidated financial condition, results of operations, or cash flows.

Note 2.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of shares issuable upon conversion of the Senior Notes, common shares issuable upon exercise of stock options, and vesting of restricted stock units.

The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended December 31,
	2008	2007	2006

Numerator:
Net income	$511.7	$360.8	$(1,001.4)

Denominator:
Weighted-average shares used to compute basic net income (loss) per share	530.3	537.8	567.5
Effect of dilutive securities:
Shares issuable upon conversion of the Senior Notes	8.8	19.8	—
Employee stock awards	12.3	21.5	—

Weighted-average shares used to compute diluted net income (loss) per share	551.4	579.1	567.5

Net income (loss) per share
Basic	$0.96	$0.67	$(1.76)
Diluted	$0.93	$0.62	$(1.76)

The Company excludes stock options with exercise prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the years ended December 31, 2008, and 2007, approximately 33.0 million and 11.5 million common stock equivalents, respectively, were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

As a result of the net loss for the year ended December 31, 2006, all dilutive potential common shares were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consist of the following (in millions):

	As of December 31,
	2008	2007

Cash and cash equivalents:
Cash	$285.9	$316.9
Time deposits	125.1	—

Total cash	411.0	316.9
Cash equivalents:
U.S. government securities	141.8	59.9
Government sponsored-enterprise obligations	94.8	72.8
Commercial paper	90.4	81.6
Money market funds	1,281.1	1,184.9

Total cash equivalents	1,608.1	1,399.2
Total cash and cash equivalents	2,019.1	1,716.1

Investments:
Fixed income securities:
U.S. government securities	86.7	29.6
Government sponsored-enterprise obligations	71.9	58.4
Corporate debt securities	110.3	203.1

Total fixed income securities	268.9	291.1
Publicly-traded equity securities	5.4	8.6

Total investments	274.3	299.7

Total cash, cash equivalents, and investments	$2,293.4	$2,015.8

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Summary of Investments

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale, as of December 31, 2008, (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Fixed income securities:
U.S. government securities	$86.6	$0.1	$—	$86.7
Government-sponsored enterprise obligations	70.4	1.6	(0.1)	71.9
Corporate debt securities	110.4	0.4	(0.5)	110.3

Total fixed income securities	267.4	2.1	(0.6)	268.9
Publicly-traded equity securities	5.4	—	—	5.4

Total	$272.8	$2.1	$(0.6)	$274.3

Reported as:
Short-term investments	$172.5	$0.6	$(0.2)	$172.9
Long-term investments	100.3	1.5	(0.4)	101.4

Total	$272.8	$2.1	$(0.6)	$274.3

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Due within one year	$167.1	$0.6	$(0.2)	$167.5
Due between one and five years	100.3	1.5	(0.4)	101.4

Total fixed income securities	$267.4	$2.1	$(0.6)	$268.9
Publicly-traded equity securities	5.4	—	—	5.4

Total investments	$272.8	$2.1	$(0.6)	$274.3

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale, as of December 31, 2007, (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Fixed income securities:
U.S. government securities	$29.3	$0.3	$—	$29.6
Government-sponsored enterprise obligations	58.2	0.2	—	58.4
Corporate debt securities	202.9	0.4	(0.2)	203.1

Total fixed income securities	290.4	0.9	(0.2)	291.1
Publicly-traded equity securities	12.5	1.0	(4.9)	8.6

Total	$302.9	$1.9	$(5.1)	$299.7

Reported as:
Short-term investments	$244.2	$1.3	$(5.1)	$240.4
Long-term investments	58.7	0.6	—	59.3

Total	$302.9	$1.9	$(5.1)	$299.7

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Due within one year	$231.7	$0.3	$(0.2)	$231.8
Due between one and five years	58.7	0.6	—	59.3

Total fixed income securities	$290.4	$0.9	$(0.2)	$291.1
Publicly-traded equity securities	12.5	1.0	(4.9)	8.6

Total investments	$302.9	$1.9	$(5.1)	$299.7

In 2008, the Company realized an impairment charge of $3.5 million on a publicly-traded equity security due to a sustained decline in the fair value of the investment below its cost basis that the Company judged to be other than temporary. There was no significant realized gain or loss from the sale of available-for-sale securities in 2008, 2007, and 2006. The Company generated cash proceeds of $499.4 million, $1,029.1 million, and $632.1 million from maturities and sales of our available-for-sale investments during 2008, 2007, and 2006, respectively.

As of December 31, 2008, the Company had approximately 26 investments that were in an unrealized loss position. As of December 31, 2007, the Company had approximately 46 investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Given that the Company has the ability and intent to hold each of these investments until a recovery of the fair values, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2008, and 2007. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregated its investments by category and length of time the securities have been in a continuous unrealized loss position.

The following table shows a summary of the fair value and unrealized losses of the Company’s investments as of December 31, 2008, (in millions):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. government securities	$23.0	$—	$—	$—	$23.0	$—
Government sponsored-enterprise obligations	19.8	(0.1)	—	—	19.8	(0.1)
Corporate debt securities	67.8	(0.5)	—	—	67.8	(0.5)

Total	$110.6	$(0.6)	$—	$—	$110.6	$(0.6)

Minority Equity Investments

As of December 31, 2008, and 2007, the carrying values of the Company’s minority equity investments in privately-held companies of $14.2 million and $23.3 million, respectively, were included in other long-term assets in the consolidated balance sheets. In 2008, 2007, and 2006, the Company invested a total of $4.6 million, $4.1 million, and $7.3 million, respectively, in privately-held companies.

The Company’s minority equity investments in privately-held companies are carried at cost as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its minority equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2008, the Company recognized losses of $11.3 million due to the impairment of minority equity investments in privately-held companies that the Company judged to be other than temporary. In addition, the Company had a minority equity investment of $2.4 million in a privately-held company that was acquired by a third party for which the Company received a payment of $2.1 million as of December 31, 2008, and anticipates the receipt of the remaining $0.3 million in 2009. In 2007, one of the Company’s minority equity investments completed an initial public offering (“IPO”). Upon completion of the IPO, the Company reclassified the minority equity investment to available-for-sale investments and realized a gain of $6.7 million, based upon the market value at the time of IPO and the Company’s cost basis, during 2007. Subsequent to the IPO, the Company’s investment in this publicly-traded entity is included in available-for-sale investments.

Note 4.	Fair Value Measurements

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability.

Fair Value Hierarchy

The Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial asset or liability’s classification within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three broad levels:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — Inputs are unobservable inputs based on our own assumptions.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2008, (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	for Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value:
U.S. government securities	$26.3	$202.2	$—	$228.5
Government sponsored enterprise obligations	71.9	94.8	—	166.7
Corporate debt securities	—	110.3	—	110.3
Commercial paper	—	90.4	—	90.4
Money market funds	1,281.1	—	—	1,281.1
Publicly-traded securities	5.4	—	—	5.4
Derivative asset	—	2.6	—	2.6

Total	$1,384.7	$500.3	$—	$1,885.0

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of December 31, 2008, as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	for Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Reported as:
Cash equivalents	$1,281.1	$327.0	$—	$1,608.1
Short-term investments	57.1	115.8	—	172.9
Long-term investments	46.5	54.9	—	101.4
Prepaid expenses and other current assets	—	2.6	—	2.6

Total assets measured at fair value	$1,384.7	$500.3	$—	$1,885.0

Long-term debt is reported at amortized cost in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The fair value of long-term debt, based on quoted market prices (Level 1), was $659.2 million at December 31, 2007. As of December 31, 2008, all of the Company’s Senior Convertible Notes were settled in cash or converted into shares of the Company’s common stock. See Note 8 — Debt.

Note 5.	Goodwill and Purchased Intangible Assets

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

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

market values and discounted cash flows. There was no indication of impairment when goodwill was reallocated to the new reporting segments.

The changes in the carrying amount of goodwill during the three years ended December 31, 2008, are as follows (in millions):

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	Other	December 31,
Segments	2007	Reallocation	Goodwill	Additions	2008

Infrastructure	$976.6	$523.9	$—	$—	$1,500.5
Service Layer Technologies	1,879.7	278.4	—	—	2,158.1
Service	802.3	(802.3)	—	—	—

Total	$3,658.6	$—	$—	$—	$3,658.6

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	Other	December 31,
Segments	2006	Acquisitions	Goodwill	Additions	2007

Infrastructure	$971.0	$—	$—	$5.6	$976.6
Service Layer Technologies	1,856.3	—	1.1	22.3	1,879.7
Service	797.4	—	—	4.9	802.3

Total	$3,624.7	$—	$1.1	$32.8	$3,658.6

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	Other	December 31,
Segments	2005	Acquisitions	Goodwill	Additions	2006

Infrastructure	$971.0	$—	$—	$—	$971.0
Service Layer Technologies	3,111.3	—	(1,280.0)	25.0	1,856.3
Service	797.4	—	—	—	797.4

Total	$4,879.7	$—	$(1,280.0)	$25.0	$3,624.7

In 2008, there were no additions to goodwill. In 2007, goodwill increased $33.9 million primarily due to payments from escrow accounts of $32.8 million upon resolution of acquisition-related indemnity issues, as well as the distribution, from an escrow account, of approximately 0.8 million shares of its common stock, with an aggregate fair value of $14.8 million. Additionally, goodwill increased by $1.0 million as the Company recorded the cumulative effect of applying FIN 48 in 2007. In 2006, the goodwill increase of $25.0 million was primarily attributable to the settlements of the Company’s escrow obligations. The Company released from its escrow accounts 0.8 million shares of common stock, with a total market value of $10.3 million, and $2.0 million of its restricted cash for the indemnity obligations associated with past acquisitions. The Company also distributed $13.1 million of its restricted cash for the escrow obligations associated with the acquisition of Redline.

The Company performed a goodwill impairment review as of November 1, 2008, 2007, and 2006, and concluded that there was no impairment in 2008 and 2007. In 2006, the Company concluded that the carrying value of goodwill for the SLT segment was impaired and recorded an impairment charge of $1,280.0 million, which was included in operating expenses. A significant portion of the goodwill was initially recorded based on stock prices at the time the related merger agreements were executed and announced. The impairment of goodwill in 2006 was primarily attributable to the decline in the Company’s market capitalization that occurred over a period of approximately six months prior to the impairment review as of May 31, 2006 and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The first step of the 2006 impairment review was to compare the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. When performing the 2006 goodwill impairment review, the Company determined that it had four reporting units at the time of the impairment calculation, consisting of Infrastructure and Service, which are the same as the respective segments, as well as Security and Application Acceleration, which were the two components of SLT segment. The Company with the assistance of an external service provider, calculated the fair value of the reporting units using a combination of the income and market approaches. The income approach requires estimates of expected revenue, gross margin, and operating expenses in order to discount the sum of future cash flows using each particular business’ weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing to available market data. In determining the carrying value of the reporting unit, the Company allocated the fair values of shared tangible net assets to each reporting unit based on revenue derived by that reporting unit. As the fair values of the Security and Application Acceleration reporting units were lower than the allocated book values, goodwill was considered impaired. As a result, the Company performed step two of the goodwill impairment calculation for those two reporting units within the SLT segment in order to calculate the extent of the goodwill impairment.

During the second step of the 2006 goodwill impairment review, management calculated the fair value of the Company’s tangible and intangible net assets with the assistance of an external service provider. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the calculated fair value of each reporting unit and the sum of the identified net assets results in the residual value of goodwill. Future impairment indicators, including sustained declines in the Company’s market capitalization, could require additional impairment charges.

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Impairment	Net

As of December 31, 2008:
Technologies and patents	$379.6	$(361.1)	$(4.3)	$14.2
Other	68.9	(53.6)	(0.7)	14.6

Total	$448.5	$(414.7)	$(5.0)	$28.8

As of December 31, 2007:
Technologies and patents	$379.6	$(326.0)	$—	$53.6
Other	68.9	(44.7)	—	24.2

Total	$448.5	$(370.7)	$—	$77.8

Amortization expense related to definite-lived purchased intangible assets was $44.0 million, $91.4 million, and $97.3 million in 2008, 2007, and 2006, respectively. Amortization expense of purchased intangible assets of $38.5 million and $5.5 million were included in operating expenses and cost of product revenues in 2008. During 2008, the Company recorded an impairment charge of $5.0 million in operating expenses due to the phase-out of its DX products. During 2007, the Company had no impairment on its purchased intangible assets. During 2006, the Company recorded an impairment charge of $3.4 million in operating expenses due to a significant decrease in forecasted revenues associated with Session Border Control (“SBC”) products.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes estimated future amortization expense of purchased intangible assets with definite lives for the future fiscal years (in millions):

Years Ending December 31,	Amount

2009	$15.4
2010	3.9
2011	2.0
2012	1.2
2013	1.1
Thereafter	5.2

Total	$28.8

Note 6.	Other Financial Information

Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31,
	2008	2007

Computers and equipment	$399.7	$301.5
Software	58.1	40.2
Leasehold improvements	143.2	125.6
Furniture and fixtures	20.9	18.5
Land	192.4	192.4

Property and equipment, gross	814.3	678.2
Accumulated depreciation	(377.9)	(276.4)

Property and equipment, net	$436.4	$401.8

Depreciation expense was $123.5 million, $101.8 million, and $76.2 million in 2008, 2007, and 2006, respectively.

Restricted Cash

Restricted cash as of December 31, 2008, consisted of escrow accounts required by certain acquisitions completed in 2005, the Directors & Officers (“D&O”) indemnification trust, and the India Gratuity Trust. The India Gratuity Trust was established in 2008 to cover statutory severance obligations in the event of termination of its India employees who have provided five or more years of continuous service. The D&O trust was established to secure the Company’s indemnification obligations to certain directors, officers, and other specified employees, arising from their activities as such, in the event that the Company does not provide or is financially incapable of providing indemnification. In 2008, the Company made no distributions from restricted cash and increased its restricted cash by $8.1 million to fund both the India Gratuity and D&O Trusts due to overall growth of the Company.

In 2007, the Company distributed $11.5 million, $1.6 million, and $4.6 million of its restricted cash upon the settlement of certain escrow obligations associated with the acquisitions of Funk Software, Acorn Packet Solutions, and Kagoor Networks, respectively. The Company also added $8.9 million to its D&O insurance trust to increase coverage due to the overall growth of the Company.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2006, the Company reduced restricted cash by $5.9 million as its deposit requirements for standby letters of credits issued for facility leases was removed. The Company also distributed $13.1 million and $2.0 million of its restricted cash upon the settlement of certain escrow obligations associated with the Redline Networks and Kagoor Networks acquisitions, respectively.

Deferred Revenue

Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Product deferred revenue, net of the related deferred cost of revenue, includes shipments to end-users, value-add resellers, and distributors. Below is a breakdown of the Company’s deferred revenue (in millions):

	As of December 31,
	2008	2007

Product:
Deferred gross product revenue	$268.0	$242.0
Deferred cost of product revenue	(110.0)	(96.0)

Deferred product revenue, net	158.0	146.0
Deferred service revenue	432.3	367.3

Total	$590.3	$513.3

Reported as:
Current	$459.8	$425.6
Long-term	130.5	87.7

Total	$590.3	$513.3

Accrued Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the accompanying consolidated balance sheets. Changes in the Company’s accrued warranty are as follows (in millions):

	Years Ended
	December 31,
	2008	2007

Beginning of the year	$37.5	$34.8
Accruals for estimates	47.8	43.3
Actual costs incurred	(45.2)	(40.6)

End of the year	$40.1	$37.5

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Charges, Net

Other charges, net, consists of the following (in millions):

	Years Ended December 31,
	2008	2007	2006

Restructuring and acquisition-related expenses, net	—	0.7	5.9
Stock option investigation costs	—	6.0	20.5
Stock option amendment and tax-related charges	—	8.0	10.1
Loss (gain) on litigation settlement	9.0	(5.3)	—

Total	$9.0	$9.4	$36.5

The Company had no restructuring and acquisition-related expenses in 2008. Restructuring and acquisition-related expenses of $0.7 million in 2007, primarily consisted of a $1.1 million bonus accrual payable to employees of a past acquisition, net of $0.4 million in adjustments made to restructuring liabilities. Restructuring and acquisition-related expenses of $5.9 million in 2006 primarily consisted of the $5.6 million bonus and earn-out accrual associated with the Funk and Acorn acquisitions and $0.3 million in net restructuring charges and acquisition-related restructuring charges.

In 2007 and 2006, the Company incurred $6.0 million and $20.5 million, respectively, in professional fees for the costs of external service providers used in the completion of its internal stock option investigation. The Company did not incur any such costs in 2008.

The Company recognized stock option amendment and tax-related charges of $8.0 million and $10.1 million in 2007 and 2006, respectively, pertaining to the amendment of stock options and to the settlement with the IRS for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company did not incur any such charges in 2008.

In 2008, the Company incurred a $9.0 million expense for the settlement of its shareholder derivative lawsuits. See Note 7 — Commitments and Contingencies under “Legal Proceedings.” In 2007, the Company recorded a net legal settlement gain of $5.3 million, which consisted of cash proceeds of $6.2 million, net of transaction costs of $0.9 million.

Interest and Other Income, Net

Interest and other income, net, consists of the following (in millions):

	Years Ended December 31,
	2008	2007	2006*

Interest income and expense, net	$49.6	$99.2	$102.9
Other income and expense, net	(0.9)	(2.4)	(2.2)

Total interest and other income, net	$48.7	$96.8	$100.7

Interest income and expense, net, primarily includes interest income from our cash, cash equivalents, and investments, short-term debt expenses, and debt issuance cost amortization. Other income and expense, net, primarily includes foreign exchange losses and other miscellaneous expenses such as bank fees.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s principal contractual obligations as of December 31, 2008, (in millions):

	Total	2009	2010	2011	2012	2013	Thereafter	Other

Operating leases	$210.0	$51.6	$48.3	$41.1	$35.3	$18.9	$14.8	$—
Sublease rental income	(1.4)	(0.8)	(0.6)	—	—	—	—	—
Purchase commitments	86.8	86.8	—	—	—	—	—	—
Tax liabilities	91.2	13.0	—	—	—	—	—	78.2
Other contractual obligations	68.9	30.6	17.3	13.5	5.6	1.9	—	—

Total	$455.5	$181.2	$65.0	$54.6	$40.9	$20.8	$14.8	$78.2

Operating Leases

The Company leases its facilities under operating leases that expire at various times, the longest of which expires in January 2017. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $208.6 million as of December 31, 2008. Rental expense for 2008, 2007, and 2006 was approximately $58.0 million, $48.7 million, and $40.3 million, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, the Company’s contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of December 31, 2008, there were NCNR component orders placed by the contract manufacturers with a value of $86.8 million. The contract manufacturers use the components to build products based on the Company’s forecasts and on purchase orders the Company has received from customers. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of December 31, 2008, the Company had accrued $30.4 million based on its estimate of such charges.

Tax Liabilities

As of December 31, 2008, the Company had $91.2 million included in current and long-term liabilities in the consolidated balance sheet for unrecognized tax positions. It is reasonably possible that the Company may reach agreement on certain issues and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $13.0 million within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $78.2 million in liability due to uncertainties in the timing of tax audit outcomes.

Other Contractual Obligations

As of December 31, 2008, the Company had indemnity-related escrow obligations of $2.3 million and a joint development agreement requiring quarterly payments of $3.5 million through January 2010. In 2008, the Company entered into a five-year, $36.4 million data center hosting agreement. As of December 31, 2008, $26.4 million remained unpaid under the data center hosting agreement with the remaining commitment expected to be paid

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

through the end of April 2013. Additionally, in 2008, the Company entered into a three-year, $22.7 million software subscription agreement to replace a previous software subscription requiring payment of $5.0 million in January 2009. As of December 31, 2008, $22.7 million remained unpaid under the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011.

Guarantees and Letters of Credit

The Company has entered into agreements with some of its customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for certain lease facilities. The Company has not recorded a liability related to these indemnification and guarantee provisions and its guarantees and indemnification arrangements have not had any significant impact on the Company’s consolidated financial condition, results of operations, or cash flows.

Legal Proceedings

The Company is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently not determinable. Although the Company does not expect that any such legal claims or litigation will ultimately have a material adverse effect on its consolidated financial condition or results of operations, an adverse result in one or more of such matters could negatively affect the Company’s consolidated financial results in the period in which they occur.

Federal Derivative Lawsuits

Between May 24, 2006, and August 17, 2006, seven purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The lawsuits alleged that the Company’s officers and directors either participated in illegal back-dating of stock option grants or allowed it to happen. On October 19, 2006, the Court ordered the consolidation of these actions as In Re Juniper Derivative Actions, No. 06-03396, and appointed as the lead plaintiffs Timothy Hill, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, and Indiana State District Council of Laborers and HOD Carriers Pension Fund. Lead plaintiffs filed a consolidated complaint on April 11, 2007. The consolidated complaint asserted causes of action for violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, abuse of control, corporate waste, breach of contract, unjust enrichment, gross mismanagement, and insider selling and misappropriation of information. The consolidated complaint also demanded an accounting and rescission of allegedly improper stock option grants. The Company formed a Special Litigation Committee to determine whether it was in the best interest of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee was authorized to pursue, settle, or release such claims. The plaintiffs and the Company reached an agreement on a settlement of the federal derivative litigation and the state derivative litigation discussed below. The Company accrued an aggregate of $9.0 million expense, which was paid by December 31, 2008, in connection with both of these settlements. On August 26, 2008, plaintiffs filed the stipulation of settlement and a motion for preliminary approval of the settlement. On September 8, 2008, the Court entered an Order preliminarily approving the derivative settlement and providing for notice to shareholders. On November 13, 2008, the Court entered an Order granting final approval for the derivative settlement and dismissing the federal derivative action.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

State Derivative Lawsuits — California

On May 24, 2006, and June 2, 2006, two purported shareholder derivative actions were filed in the Santa Clara County Superior Court in the State of California against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re Juniper Networks Derivative Litigation, No. 1:06CV064294, by order dated June 20, 2006. An amended consolidated complaint was filed on April 9, 2007. The amended consolidated complaint alleged that certain of the Company’s current and former officers and directors either participated in illegal back-dating of stock options or allowed it to happen. The complaint asserted causes of action for unjust enrichment, breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, insider selling and misappropriation of information, and violations of California securities laws. Plaintiffs also demanded an accounting and rescission of allegedly improper stock options grants, and a constructive trust of proceeds derived from allegedly illicit stock options. The Company formed a Special Litigation Committee to determine whether it was in the best interest of Juniper Networks and its shareholders to pursue any of the claims asserted in the derivative litigation. The Special Litigation Committee was authorized to pursue, settle, or release such claims. The plaintiffs and the Company reached an agreement on a settlement of the federal derivative litigation discussed above and the state derivative litigation. The Company accrued an aggregate of $9.0 million expense, which was paid by December 31, 2008, in connection with both of these settlements. On December 3, 2008, the Company’s Special Litigation Committee filed a stipulation of settlement in the state derivative actions, and the Court approved the stipulation on December 4, 2008.

Federal Securities Class Action

On July 14, 2006, and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly-traded securities from July 12, 2001, through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008, the Court issued an order granting in part and denying in part the defendants’ motion to dismiss. The order dismissed with prejudice plaintiffs’ section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend, plaintiffs’ section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs’ remaining claims. Plaintiffs did not amend their complaint. Defendants filed their answer on June 23, 2008.

Calamore Proxy Statement Action

On March 28, 2007, an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss, and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. Plaintiff filed

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. On August 13, 2008, the Court issued an Order granting defendants’ motion to dismiss with prejudice, and entered final judgment in favor of defendants. On September 9, 2008, plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. Plaintiff filed her opening appellate brief on January 26, 2009. Defendants’ answering brief is due March 11, 2009.

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

IRS Notices of Proposed Adjustments

In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

returns to include fiscal years 2005 and 2006. The IRS has not yet concluded its examinations of these returns. In September 2008, as part of its on-going audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company’s business credits. The Company is considering its response to the proposed adjustment by the IRS. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to this proposed adjustment and the ultimate resolution of this matter is unlikely to have a material effect on the Company’s consolidated financial condition and results of operations.

The IRS has concluded an audit of the Company’s federal income tax returns for fiscal years 1999 and 2000. During 2004, the Company received a NOPA from the IRS. While the final resolution of the issues raised in the NOPA is uncertain, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s consolidated financial condition and results of operations. The Company is also under routine examination by certain state and non-U.S. tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.

Note 8.	Debt

Senior Convertible Notes

In 2003, the Company received $392.8 million of net proceeds from an offering of $400.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 15, 2008 (the “Senior Notes”). The Senior Notes were senior unsecured obligations, ranked on parity in right of payment with all of the Company’s existing and future senior unsecured debt, and ranked senior to all of the Company’s existing and future debt that expressly provided that it was subordinated to the notes. The Senior Notes bore no interest, but were convertible into shares of the Company’s common stock, subject to certain conditions, at any time prior to maturity or their prior repurchase by the Company. The conversion rate was 49.6512 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This was equivalent to a conversion price of approximately $20.14 per share. As of December 31, 2007, the holders of Senior Notes with a face value of approximately $0.5 million had converted these notes into shares of the Company’s common stock. In 2008, holders of approximately $399.2 million in aggregate principal amount of Senior Notes had converted these notes into approximately 19.8 million shares of the Company’s common stock. The Company settled the remaining Senior Notes, with a face value of $0.3 million principal amount at maturity, for cash. As of December 31, 2008, all of the Company’s Senior Notes were retired.

The carrying amounts and fair values of the Senior Notes were (in millions):

	As of December 31,
	2008	2007

Carrying amount	$—	$399.5
Fair value	$—	$659.2

Distributor Financing Arrangement

The Company recognizes the sale of accounts receivable primarily to one major financing provider according to SFAS 140. The Company introduced its distributor financing program in 2006 to strengthen its channel business by promoting greater distributor volume and improved customer service. The program does not, and is not intended to, affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. The Company pays the financing provider a financing fee based on the spread over LIBOR or SIBOR. In these transactions with a major financing provider, the Company has surrendered control over the transferred assets. The accounts receivable have been isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The purchaser of the accounts receivable balances has the right to pledge

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

or exchange the assets transferred. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.

Pursuant to the receivable financing arrangements for the sale of receivables, the Company sold net receivables of $427.2 million and $130.4 million in 2008 and 2007, respectively. In 2008 and 2007, the Company received cash proceeds of $392.7 million and $95.4 million, respectively. The amounts owed by the financing provider recorded as accounts receivable on the Company’s consolidated balance sheets as of December 31, 2008, and December 31, 2007, were $73.9 million and $40.4 million, respectively.

The Company has determined that the portion of the receivable financed that has not been recognized as revenue should be accounted for as a financing transaction pursuant to EITF Issue 88-18, Sales of Future Revenues. As of December 31, 2008, and December 31, 2007, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from its distributors was $33.0 million and $10.0 million, respectively.

Note 9.	Stockholders’ Equity

Stock Repurchase Activities

In 2008, the Company repurchased $604.7 million, or 25.1 million shares of common stock, under two stock repurchase programs that were authorized by its Board of Directors (the “Board”).

Under the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”), the Company repurchased approximately 15.4 million shares of its common stock at an average price of $24.53 per share for a total purchase price of $376.8 million in 2008. As of December 31, 2008, the Company has repurchased and retired approximately 84.8 million shares of its common stock under the 2006 Stock Repurchase Program at an average price of $23.58 per share, and the program has no remaining authorized funds available for future stock repurchases.

The Board approved another $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”). Under this program, the Company repurchased approximately 9.7 million shares of its common stock at an average price of $23.43 per share for a total purchase price of $227.9 million during 2008. As of December 31, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $772.1 million.

All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Future share repurchases under the Company’s 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 14 — Subsequent Events for discussion of our stock repurchase activity in 2009.

Convertible Preferred Stock

There are 10,000,000 shares of convertible preferred stock with a par value of $0.00001 per share authorized for issuance. No preferred stock was issued and outstanding as of December 31, 2008, and December 31, 2007.

Note 10.	Employee Benefit Plans

Stock Option Plans

2006 Equity Incentive Plan

On May 18, 2006, the Company’s stockholders adopted the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents to the

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

employees and consultants of the Company. The 2006 Plan also provides for the automatic, non-discretionary award of nonstatutory stock options to the Company’s non-employee members of the Board.

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

Options granted under the 2006 Plan have a maximum term of five to seven years from the grant date, and generally vest and become exercisable over a four-year period. Subject to the terms of change of control severance agreements, and except for a limited number of shares allowed under the 2006 Plan, restricted stock, performance shares, RSUs, or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three-year anniversary of the grant date, or in the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one-year anniversary of the grant date.

The 2006 Plan provides each non-employee director an automatic grant of an option to purchase 50,000 shares of common stock upon the date on which such individual first becomes a director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company’s annual stockholder meetings (i) each non-employee director who was a non-employee director on the date of the prior year’s annual stockholder meeting shall be automatically granted RSUs for a number of shares equal to the Annual Value (as defined below), and (ii) each non-employee director who was not a non-employee director on the date of the prior year’s annual stockholder meeting shall receive a RSU award for a number of shares determined by multiplying the Annual Value by a fraction, the numerator of which is the number of days since the non-employee director received their First Option, and the denominator of which is 365, rounded down to the nearest whole share. Each RSU award specified in (i) and (ii) are referred to herein as an “Annual Award.” The Annual Value means the number of RSUs equal to $125,000 divided by the average daily closing price of the Company’s common stock over the six month period ending on the last day of the fiscal year preceding the date of grant (for example, the period from July 1, 2008 — December 31, 2008 for Annual Awards granted in May 2009). The First Option vests monthly over approximately three years from the grant date subject to the non-employee director’s continuous service on the Board. The Annual Award shall vest approximately one year from the grant date subject to the non-employee director’s continuous service on the Board. Under the 2006 Plan, options granted to non-employee directors have a maximum term of seven years.

2000 Nonstatutory Stock Option Plan

In July 2000, the Board adopted the Juniper Networks 2000 Nonstatutory Stock Option Plan (“2000 Plan”). The 2000 Plan provided for the granting of nonstatutory stock options to employees, directors, and consultants. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. The Company had authorized 90,901,437 shares of common stock for issuance under the 2000 Plan. Effective May 18, 2006, additional equity awards under the 2000 Plan have been discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of May 18, 2006, were canceled on May 18, 2006. The 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.

Amended and Restated 1996 Stock Plan

The 1996 Plan provided for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors, and consultants. On November 3, 2005, the Board adopted an amendment to the 1996 Plan to add the ability to issue RSUs under the 1996 Plan. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Plans Assumed Upon Acquisition

In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of December 31, 2008, there were approximately 2.6 million common shares subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of December 31, 2008, and 2007. There were no restricted stock repurchases during 2008 and 2007. During 2006, the Company repurchased an immaterial amount of restricted common stock in connection with employee terminations.

Equity Award Activity

In 2008, the Company granted RSUs covering approximately 1.5 million shares of common stock to its employees under the 2006 Plan and performance share awards to eligible executives covering approximately 1.5 million shares of common stock. RSUs generally vest over a period of three to five years from the date of grant. Performance share awards generally vest from 2009 through 2012 provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and performance share awards do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company expenses the cost of RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. The Company estimated stock compensation expense for its performance share awards based on the vesting criteria and only recognized expense for the portions of such awards for which annual targets have been set. The Company accrued stock compensation expense of $2.2 million in operating expenses for 2008 in connection with its performance share awards. In addition to RSUs and performance share awards, during 2008, the Company also granted employee stock options covering 15.7 million shares of common stock under the 2006 Plan.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Equity award activities and related information as of and for the three years ended December 31, 2008, are summarized as follows:

		Outstanding Options(5)
				Weighted
			Weighted-	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	for Grant(1)	Shares	Price	Term	Intrinsic Value(6)
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)

Balance at December 31, 2005	78,478	85,153	$17.79
RSUs and performance share awards granted(4)	(4,356)	—	—
RSUs canceled	149	—	—
Options granted	(15,097)	15,097	17.49
Options exercised	—	(9,313)	6.91
Options canceled(2)	3,377	(4,950)	16.77
Options expired(2)	3,733	(3,895)	25.55
Shares discontinued(3)	(70,242)	—	—
Shares authorized under the 2006 Plan	64,500	—	—

Balance at December 31, 2006	60,542	82,092	18.66
RSUs and performance share awards granted(4)	(7,573)	—	—
RSUs canceled	534	—	—
Options granted	(14,745)	14,745	22.91
Options exercised	—	(22,399)	15.43
Options canceled(2)	2,734	(2,879)	19.19
Options expired(2)	4,530	(4,631)	24.56

Balance at December 31, 2007	46,022	66,928	20.36
RSUs and performance share awards granted(4)	(6,346)	—	—
RSUs canceled	1,357	—	—
Options granted	(15,717)	15,717	23.08
Options exercised	—	(5,701)	14.49
Options canceled(2)	2,420	(2,429)	22.03
Options expired(2)	853	(878)	28.75

Balance at December 31, 2008	28,589	73,637	$21.24	4.9	$121,603

(1)	Shares available for grant under the 1996 Plan, the 2000 Plan, and the 2006 Plan, as applicable.

(2)	Canceled or expired options under the 1996 Plan, the 2000 Plan, and the stock plans of the acquired companies are no longer available for future grant under such plans, except for shares subject to outstanding options under the 1996 Plan and the 2000 Plan that subsequently expired unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock, become available for grant under the 2006 Plan.

(3)	Upon the adoption of the 2006 Plan on May 18, 2006, authorized shares not subject to outstanding awards under the 1996 Plan and the 2000 Plan were discontinued.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

(4)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award.

(5)	Outstanding options information does not include RSUs and performance share awards outstanding as of December 31, 2008. See details under “Restricted Stock Units and Performance Share Awards Activities” below.

(6)	Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $17.51 as of December 31, 2008, and the exercise price multiplied by the number of related options.

The following schedule summarizes information about stock options outstanding under all option plans as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)			(In thousands)

$0.31 - $10.31	10,270	3.2	$7.95	10,263	$7.95
$10.54 - $16.75	8,073	5.0	14.82	5,108	14.82
$16.78 - $18.01	8,563	5.7	17.61	2,549	17.85
$18.03 - $21.42	8,065	4.6	19.27	4,782	19.17
$21.55 - $23.53	7,993	6.2	22.66	6,597	22.65
$23.69 - $24.59	7,394	5.8	24.14	6,604	24.10
$24.73 - $26.05	7,684	6.1	25.32	2,148	25.67
$26.09 - $30.34	7,532	5.4	27.65	3,453	28.37
$30.35 - $50.00	7,484	3.1	33.50	5,093	33.77
$51.29 - $183.06	579	1.3	75.11	579	75.11

$0.31 - $183.06	73,637	4.9	$21.24	47,176	$20.59

As of December 31, 2008, approximately 47.2 million shares of common stock were exercisable at an average exercise price of $20.59 per share. As of December 31, 2007, approximately 44.8 million shares of common stock were exercisable at an average exercise price of $20.01 per share.

The Company’s vested or expected-to-vest stock options and exercisable stock options as of December 31, 2008, are summarized below:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)

Vested or expected-to-vest options	65,499	$21.13	4.8	$118,512
Exercisable options	47,176	20.59	4.4	111,975

The intrinsic value of options exercised was $66.7 million, $291.7 million, and $107.8 million for 2008, 2007, and 2006, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Total fair value of options vested during 2008 was $70.3 million. As of December 31, 2008, approximately $151.4 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 2.9 years.

Restricted Stock Units and Performance Share Awards Activities

The following schedule summarizes information about the Company’s RSUs and performance share awards for the three years ended December 31, 2008:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Grant-Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)

Balance at December 31, 2005	4	$21.90
RSUs and performance share awards granted	3,574	18.45
RSUs and performance share awards vested	—	—
RSUs and performance share awards canceled	(357)	18.70

Balance at December 31, 2006	3,221	$18.43
RSUs and performance share awards granted	3,606	25.39
RSUs and performance share awards vested	(3)	21.90
RSUs and performance share awards canceled	(540)	18.73

Balance at December 31, 2007	6,284	$22.40
RSUs and performance share awards granted	3,022	24.51
RSUs and performance share awards vested	(1,904)	18.37
RSUs and performance share awards canceled	(710)	21.49

Balance at December 31, 2008	6,692	$24.59	1.6	$117,169

The weighted-average grant-date fair value of RSUs and performance share awards granted during 2008, 2007, and 2006 was $24.51, $25.39, and $18.45 per share, respectively. As of December 31, 2008, approximately $62.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards was expected to be recognized over a weighted-average period of approximately 2.5 years.

The Company’s vested or expected-to-vest outstanding RSUs and performance share awards as of December 31, 2008, are summarized below:

Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)

Shares subject to outstanding RSUs and performance share awards	6,692	$—	1.6	$117,169
Vested and expected-to-vest RSUs and performance Share awards	4,405	—	1.5	77,132

RSUs covering approximately 1.9 million shares of common stock became vested during 2008. An immaterial number of outstanding RSUs vested during 2007.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Extension of Stock Option Exercise Periods for Former Employees

The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). The Company extended the expiration date of these stock options to April 7, 2007, the end of a 30-day period subsequent to the Company’s filing of its required regulatory reports. As a result of the extensions, the fair values of such stock options had been reclassified to current liabilities subsequent to the modification and were subject to mark-to-market provisions at the end of each reporting period until the earlier of final settlement or April 7, 2007. Stock options covering approximately 660,000 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction during the first quarter of 2007. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded an expense of approximately $4.3 million in the first quarter of 2007. In addition, the Company recorded an expense of $4.4 million in the first quarter of 2007 associated with the approximately 1,446,000 shares covered by such options which had exercise periods extended in 2006 as a result of the trading black-out period restriction. As of December 31, 2007, all of these extended stock options were either exercised or expired un-exercised. All previously recorded liabilities associated with such extensions were reclassified to additional paid-in capital by the second quarter of 2007.

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

Employee Stock Purchase Plan

In April 1999, the Board approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The 1999 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the applicable offering period. As a result of the Company’s failure to file its Quarterly Reports on Form 10-Q for the second and third quarters of 2006, the Company had suspended its employee payroll

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

withholdings for the purchase of its common stock under the 1999 Purchase Plan from August 2006 through March 2007. In January 2007, the Board approved a delay of the start of the next offering period from February 1, 2007 to April 1, 2007. Such offering period ended on July 31, 2007.

Compensation expense related to the common stock issued under the 1999 Purchase Plan was $13.2 million, $7.6 million and $6.6 million in 2008, 2007, and 2006, respectively.

Employees purchased approximately 1.6 million, 0.6 million, and 1.7 million shares of common stock through the 1999 Purchase Plan at an average exercise price of $22.57, $17.08 and $13.06 per share during fiscal years 2008, 2007, and 2006, respectively. As of December 31, 2008, approximately 8.1 million shares had been issued since inception, and 12.3 million shares remained available for future issuance under the 1999 Purchase Plan. The 1999 Purchase Plan was discontinued effective February 1, 2009. As of December 31, 2007, approximately 7.1 million shares had been issued and 10.9 million shares remained available for future issuance under the 1999 Purchase Plan.

In May 2008, the Company’s stockholders approved the adoption of the Juniper Networks 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”). The 2008 Purchase Plan replaced the 1999 Purchase Plan, which was terminated immediately following the conclusion of the offering period ended January 30, 2009. The Board has reserved an aggregate of 12,000,000 shares of the Company’s common stock for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is generally similar to the 1999 Purchase Plan, except that under the 2008 Purchase Plan any increases to the number of shares reserved for issuance must be approved by the Company’s stockholders. The first offering period of the 2008 Purchase Plan commenced on the first trading day on or after February 1, 2009.

Common Stock Reserved for Future Issuance

As of December 31, 2008, the Company had reserved an aggregate of approximately 121.2 million shares of common stock for future issuance under all of its stock option plans and the 1999 Employee Stock Purchase Plan.

Stock-Based Compensation

Stock-based compensation expense incurred in the three years ended December 31, 2008, are summarized as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Cost of revenues — Product	$3.0	$2.1	$1.9
Cost of revenues — Service	9.2	8.7	5.6
Research and development	47.0	36.6	35.8
Sales and marketing	36.2	27.9	31.3
General and administrative	12.7	12.7	13.0

Total	$108.1	$88.0	$87.6

Valuation of Stock-Based Compensation

SFAS 123R requires the use of a valuation technique, such as an option-pricing model, to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, dividend, and risk-free interest rates. The expected volatility is based on the implied volatility of market traded options on the Company’s common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Since 2006, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

In 2007, the government of India implemented a new fringe benefit tax that applies to equity awards granted to India taxpayers. This fringe benefit tax is payable by the issuer of the equity awards; however, the issuer is allowed to recover from individual award holders the fringe benefit taxes the issuer paid on their applicable equity awards. Beginning in January 2008, the Company amended its equity award agreements for future stock-based awards made to its employees in India to provide for the Company to be reimbursed for fringe benefit taxes paid in relation to applicable equity awards. The Company has elected to use a Black-Scholes-Merton option-pricing model that incorporates a Monte Carlo simulation to calculate the fair value of stock-based awards issued under the amended equity award agreements. The assumptions used and the resulting estimates of weighted-average fair value per share of options granted and for employee stock purchases under the ESPP during those periods are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Employee Stock Options:
Dividend yield	—	—	—
Volatility factor	43% - 60%	34% - 46%	38% - 42%
Risk-free interest rate	1.1% - 4.4%	3.3% - 5.1%	4.5% - 5.1%
Expected life (years)	3.6 - 5.9	3.5 - 3.7	3.5 -- 3.6
Fair value per share	$6.76 - $10.88	$6.42 - $13.28	$5.01 - $7.24
Employee Stock Purchase Plan:
Dividend yield	—	—	—
Volatility factor(1)	46% - 48%	38%	33%
Risk-free interest rate(1)	1.9% - 2.2%	5.0%	4.2%
Expected life (years)	0.5	0.4	0.5
Weighted-average fair value per share(1)	$7.40 - 7.80	$6.52	$5.19

(1)	No range of assumptions is expressed for 2007 and 2006, because there was only one purchase period in each of those years due to the temporary suspension of the ESPP between August 2006 and March 2007.

401(k) Plan

Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001. Effective January 1, 2007, the Company matches 25% of all eligible employee contributions up to an annual maximum of $3,750. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $10.7 million, $9.5 million, and $5.8 million in 2008, 2007, and 2006, respectively.

Deferred Compensation Plan

In July 2008, the Company formed a non-qualified compensation plan (“NQDC”), which is an unfunded and unsecured deferred compensation arrangement. Under the NQDC, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The plan assets are included within investments and offsetting obligations are included within accrued compensation on the consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

expense are recorded in the results of operations. The deferred compensation liability under this plan was approximately $1.0 million as of December 31, 2008.

Note 11.	Segment Information

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. In 2008, the Company realigned its organizational structure to include its Service business as a component of the related Infrastructure or SLT business groups. Accordingly, the previously reported Service segment has been combined into the Company’s two reportable segments as follows: Infrastructure and SLT. The Infrastructure segment includes products from the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”) systems and appliances, SSL VPN appliances, intrusion detection and prevention appliances (“IDP”), the J-series router product family and wide area network (“WAN”) optimization platforms.

The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. In 2008, the CODM did not allocate certain miscellaneous expenses to its segments even though such expenses were included in the Company’s management operating income.

For arrangements with both Infrastructure and SLT products and services, revenue is attributed to the segment based on the underlying purchase order, contract or sell-through report. Direct costs and operating expenses, such as standard costs, research and development expenses, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each segment based on factors including headcount, usage, and revenue. The CODM does not allocate stock-based compensation, amortization of purchased intangible assets, impairment, gain or loss on equity investments, interest income and expense, other income and expense, income taxes, as well as certain other charges to the segments.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Further changes to this organizational structure may result in changes to the segments disclosed. The Company has restated the previously reported segment revenues and segment operating results to reflect the changes in its segments. Financial information for each segment used by the CODM is summarized as follows (in millions):

	Years Ended December 31,
	2008	2007(1)	2006(1)

Net revenues:
Infrastructure
Product	$2,301.9	$1,753.2	$1,413.4
Service	424.0	320.1	266.7

Total Infrastructure revenues	2,725.9	2,073.3	1,680.1
Service Layer Technologies
Product	609.1	573.8	479.9
Service	237.4	189.0	143.6

Total Service Layer Technologies revenues	846.5	762.8	623.5

Total net revenues	3,572.4	2,836.1	2,303.6
Operating income:
Infrastructure	806.0	597.8	505.9
Service Layer Technologies	65.8	5.8	5.2

Total segment operating income	871.8	603.6	511.1
Other corporate(2)	(7.9)	—	—

Total management operating income	863.9	603.6	511.1
Amortization of purchased intangible assets(3)	(44.0)	(91.4)	(97.3)
Stock-based compensation expense	(108.1)	(88.0)	(87.6)
Stock-based compensation related payroll tax expense	(2.8)	(7.7)	(2.7)
Impairment of goodwill and intangible assets	(5.0)	—	(1,283.4)
Other charges, net(4)	(9.0)	(9.4)	(37.9)

Total operating (loss) income	695.0	407.1	(997.8)
Other income and expense, net	33.9	103.5	100.7

Income (loss) before income taxes	$728.9	$510.6	$(897.1)

(1)	Prior period amounts have been reclassified to reflect the 2008 segment structure, which now includes service revenues and operating results in Infrastructure and SLT segments.

(2)	Other corporate charges include workforce-rebalancing charges primarily for severance and related costs. Workforce-rebalancing costs are not included in the Company’s segment operating income.

(3)	Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(4)	Other charges, net for 2008 includes loss for a litigation settlement. Other charges, net for 2007 includes charges such as restructuring, acquisition-related charges, stock option investigation costs, as well as stock option amendment and tax-related charges. Other charges, net for 2006 includes charges such as restructuring, acquisition-related charges, stock option investigation costs and tax-related charges, as well as certain restructuring costs included in cost of revenues.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

No single customer accounted for more than 10% of the Company’s total net revenues for 2008. Nokia-Siemens Networks B.V. (“NSN”) and its predecessor companies accounted for 12.8%, and 14.3% of the Company’s net revenues for 2007, and 2006, respectively. The revenue attributed to this significant customer was derived from the sale of products and services in both the Infrastructure and SLT segments.

The Company attributes sales to geographic regions based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Years Ended December 31,
	2008	2007	2006

Americas:
United States	$1,537.5	$1,215.8	$950.3
Other	228.7	124.7	83.0

Total Americas	1,766.2	1,340.5	1,033.3
Europe, Middle East, and Africa	1,077.7	918.0	817.4
Asia Pacific	728.5	577.6	452.9

Total	$3,572.4	$2,836.1	$2,303.6

The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, as of December 31, 2008, and 2007, were attributable to its U.S. operations. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 12.	Income Taxes

The components of income (loss) before the provision for income taxes are summarized as follows (in millions):

	Years Ended December 31,
	2007	2007	2006

Domestic	$363.7	$225.9	$(1,146.0)
Foreign	365.2	284.7	249.0

Total income before provision for income taxes	$728.9	$510.6	$(897.0)

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Current Provision:
Federal	$96.6	$52.9	$17.9
State	35.8	15.2	13.6
Foreign	39.3	48.0	29.0

Total current provision	171.7	116.1	60.5
Deferred expense/(benefit):
Federal	21.4	(0.5)	24.1
State	(4.4)	(5.7)	(4.5)
Foreign	(2.7)	(3.6)	3.7

Total deferred expense/(benefit)	14.3	(9.8)	23.3
Income tax benefits attributable to employee stock plan activity	31.2	43.5	20.6

Total provision for income taxes	$217.2	$149.8	$104.4

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision for income taxes as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Expected provision at 35% rate	$255.1	$178.7	$(314.0)
State taxes, net of federal benefit	16.6	6.5	3.8
Foreign income at different tax rates	(51.2)	(21.7)	(25.3)
Research and development credits	(12.1)	(18.6)	(7.3)
Non-deductible goodwill and in-process research and development	—	—	438.2
Stock-based compensation	2.4	1.2	4.2
Other	6.4	3.7	4.8

Total provision for income taxes	$217.2	$149.8	$104.4

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2008	2007

Deferred tax assets:
Net operating loss carry-forwards	$7.7	$10.8
Foreign tax credit carry-forwards	27.8	20.6
Research and other credit carry-forwards	53.5	47.1
Deferred revenue	60.5	50.6
Property and equipment basis differences	—	2.4
Stock-based compensation	84.8	73.0
Reserves and accruals not currently deductible	170.4	171.1
Other	19.7	18.4

Total deferred tax assets	424.4	394.0
Valuation allowance	(41.5)	(34.3)

Net deferred tax assets	382.9	359.7
Deferred tax liabilities:
Property and equipment basis differences	(12.6)	—
Purchased intangibles	(39.3)	(49.3)
Unremitted foreign earnings	(114.7)	(79.3)
Other	—	(0.5)

Total deferred tax liabilities	(166.6)	(129.1)

Net deferred tax assets	$216.3	$230.6

As of December 31, 2008, and 2007, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $41.5 million and $34.3 million, respectively, which relates to capital losses that will carry forward to offset future capital gains. The valuation allowance increased $7.2 million and decreased $4.4 million in the years ended December 31, 2008, and 2007, respectively. The 2008 increase was attributable primarily to investment losses currently disallowed for income tax purposes. The 2007 reduction was attributable primarily to the reversal of investment losses previously disallowed for income tax purposes.

As of December 31, 2008, the Company had Federal and California net operating loss carry-forwards of approximately $20.3 million and $21.2 million, respectively. The Company also had Federal and California tax credit carry-forwards of approximately $11.9 million and $100.7 million, respectively. The benefits of approximately $11.9 million of the Federal tax credit carry-forwards and $12.3 million of the California tax credit carry-forwards will be credited to additional paid in capital when utilized on the Company’s income tax returns since they have not met the utilization criteria of SFAS 123R. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2012. The Federal tax credits will expire in 2029, and the California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $705.2 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2008, because it is the Company’s intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income taxes expense of

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately $214.3 million. These earnings are considered indefinitely invested in operations outside of the U.S., as we intend to utilize these amounts to fund future expansion of our international operations.

As of December 31, 2008, and 2007, the total amount of gross unrecognized tax benefits was $113.5 million and $94.7 million, respectively. As of December 31, 2008, approximately $97.7 million of the $113.5 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

The following is a rollforward of the Company’s total gross unrecognized tax benefit liabilities for the years ended December 31, (in millions):

	2008	2007

Balance beginning of the year	$94.7	$85.2
Tax positions related to current year:
Additions	17.9	9.5
Reductions	—	—
Tax positions related to prior years:
Additions	1.3	—
Reductions	—	—
Settlements	(0.4)	—
Lapses in statutes of limitations	—	—

Balance end of the year	$113.5	$94.7

As of December 31, 2008, and 2007, the Company had accrued interest expense and penalties related to unrecognized tax benefits of $8.7 million and $5.9 million, respectively, within other long-term liabilities in the consolidated balance sheets. In accordance with the Company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of tax expense in the consolidated statements of operations. The Company recognized net interest expense of $2.9 million and $1.7 million in its consolidated statements of operations during the years ending December 31, 2008, and 2007, respectively.

The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. As a result, it is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. The Company does not expect complete resolution of any IRS audits or other audits within significant foreign or state jurisdictions within the next 12 months. However, it is reasonably possible that certain issues related to the Company’s business credits and foreign audits may be resolved in the next 12 months. Accordingly, the Company believes that its existing unrecognized tax benefits may be reduced by approximately $13.0 million in the next 12 months.

The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland, Hong Kong, U.K., France, Germany, The Netherlands, Japan, China, Australia, India, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003, although carry-forward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if the attributes either have been or will be used in a future period.

The Company is currently under examination by the IRS for the 2004 tax year, the Indian tax authorities for the 2004 tax year, and the German tax authorities for the 2005 tax year. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company was not under examination by any other major jurisdictions in which the Company files its income tax returns as of December 31, 2008.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

In September 2008, as part of the on-going 2004 IRS audit, the Company received a proposed adjustment related to our business credit carry-forwards, which if agreed, would reduce our business credit carry-forwards. In December 2008, the Company received a proposed adjustment from the Indian tax authorities related to the 2004 tax year. The Company is pursuing all available administrative procedures relative to these matters. In December 2008, the Company reached a tentative settlement with the German tax authorities for the 2005 tax year. The Company believes that we have adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial condition or results of operations.

Note 13.	Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the two years ended December 31, 2008, (in millions, except per share amounts):

	First	Second	Third	Fourth
Year Ended December 31, 2008	Quarter	Quarter	Quarter	Quarter

Net revenues:
Product	$674.2	$723.9	$767.0	$745.9
Service	148.7	155.1	180.0	177.6

Total net revenues	822.9	879.0	947.0	923.5
Cost of revenues:
Cost of revenues — Product	191.8	215.1	230.1	230.6
Cost of revenues — Service	73.0	74.1	77.5	73.8

Total cost of revenues	264.8	289.2	307.6	304.4

Gross margin	558.1	589.8	639.4	619.1
Operating expenses:
Research and development	170.7	186.4	194.0	180.1
Sales and marketing	186.0	190.3	200.6	206.0
General and administrative	33.6	35.6	37.6	38.0
Amortization of purchased intangibles	25.1	8.0	5.2	5.2
Other charges, net	—	9.0	—	—

Total operating expenses	415.4	429.3	437.4	429.3

Operating income	142.7	160.5	202.0	189.8
Other income and expense, net	17.6	11.6	9.7	(5.0)

Income before income taxes	160.3	172.1	211.7	184.8
Provision for income taxes	49.9	51.7	63.2	52.4

Net income	$110.4	$120.4	$148.5	$132.4

Basic income per share	$0.21	$0.23	$0.27	$0.25
Diluted income per share	$0.20	$0.22	$0.27	$0.25

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
Year Ended December 31, 2007	Quarter	Quarter	Quarter	Quarter

Net revenues:
Product	$509.8	$541.7	$606.8	$668.7
Service	117.1	123.2	128.3	140.5

Total net revenues	626.9	664.9	735.1	809.2
Cost of revenues:
Cost of revenues — Product	154.9	159.9	168.1	193.3
Cost of revenues — Service	57.2	60.9	64.2	69.2

Total cost of revenues	212.1	220.8	232.3	262.5

Gross margin	414.8	444.1	502.8	546.7
Operating expenses:
Research and development	141.1	148.7	167.9	165.3
Sales and marketing	150.6	156.9	177.8	181.4
General and administrative	27.3	28.0	29.2	32.0
Amortization of purchased intangibles	22.7	22.7	20.2	20.2
Other charges, net	12.6	1.6	(5.1)	0.2

Total operating expenses	354.3	357.9	390.0	399.1

Operating income	60.5	86.2	112.8	147.6
Interest and other income and expense, net	32.9	32.3	17.9	20.4

Income before income taxes	93.4	118.5	130.7	168.0
Provision for income taxes	26.8	32.3	45.6	45.1

Net income	$66.6	$86.2	$85.1	$122.9

Basic income per share	$0.12	$0.16	$0.17	$0.24
Diluted income per share	$0.11	$0.15	$0.15	$0.22

Note 14.	Subsequent Events

Stock Repurchases

Through the end of February 2009, the Company repurchased 7.3 million shares of its common stock, for $116.8 million at an average purchase price of $16.05 per share, under its 2008 Stock Repurchase Program. As of February 28, 2009, the Company’s 2008 Stock Repurchase Programs had remaining authorized funds of $655.4 million. Purchases under this program are subject to a review of the circumstances in place at the time. Acquisitions under the Company’s share repurchase program may be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting:  Please see Management’s Annual Report on Internal Control over Financial Reporting under Item 8 on page 61 of this Form 10-K, which report is incorporated herein by reference.

(b) For the “Report of Independent Registered Public Accounting Firm,” please see the report under Item 8 on page 64 of this Form 10-K, which report is incorporated herein by reference.

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In 2007, we initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

In February 2009, our board of directors appointed William F. Meehan to serve as a Class II member of the board. Mr. Meehan’s appointment was effected through use of a unanimous written consent of the board of directors.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

Information concerning directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

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

(a) 1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Annual Report on Form 10-K:

Schedule	Page

Schedule II — Valuation and Qualifying Account	113

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See Exhibit Index on page 114 of this report.

(b) Exhibits

See Exhibit Index on page 114 of this report.

(c) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 2nd day of March 2009.

Juniper Networks, Inc.

By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer and Principal
Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mitchell Gaynor and Robyn M. Denholm, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin R. Johnson Kevin R. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ Robyn M. Denholm Robyn M. Denholm	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Gene Zamiska Gene Zamiska	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 2, 2009

/s/ Scott Kriens Scott Kriens	Chairman of the Board	March 2, 2009

/s/ Pradeep Sindhu Pradeep Sindhu	Chief Technical Officer and Vice Chairman of the Board	March 2, 2009

/s/ Robert M. Calderoni Robert M. Calderoni	Director	March 2, 2009

/s/ Mary B. Cranston Mary B. Cranston	Director	March 2, 2009

/s/ Michael Lawrie Michael Lawrie	Director	March 2, 2009

Signature	Title	Date

William F. Meehan	Director

/s/ Stratton Sclavos Stratton Sclavos	Director	March 2, 2009

/s/ William R. Stensrud William R. Stensrud	Director	March 2, 2009

Juniper Networks, Inc.

Schedule II — Valuation and Qualifying Account
Years Ended December 31, 2008, 2007, and 2006

		Charged to
	Balance at	(Reversed from)	Recoveries
	Beginning of	Costs and	(Deductions),	Balance at
	Year	Expenses	Net	End of Year
		(In millions)

Year ended December 31, 2008
Allowance for doubtful accounts	$8.3	$1.7	$(0.3)	$9.7
Sales returns reserve	$25.1	$89.0	$(77.3)	$36.8
Year ended December 31, 2007
Allowance for doubtful accounts	$7.3	$0.4	$0.6	$8.3
Sales returns reserve	$15.0	$56.8	$(46.7)	$25.1
Year ended December 31, 2006
Allowance for doubtful accounts	$7.7	$(0.2)	$(0.2)	$7.3
Sales returns reserve	$16.7	$34.3	$(36.0)	$15.0

Exhibit Index

			Incorporated by Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation	10-K	3.1	000-26339	3/27/2001
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	000-26339	11/24/2008
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/09/2005
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/09/2005
10.5	Juniper Networks 2000 Nonstatutory Stock Option Plan++	S-8	10.1	333-92086	7/9/2002
10.6	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005
10.7	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++*
10.8	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.9	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	S-8	10.3	000-26339	5/24/2006
10.10	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.11	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.12	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.2	000-26339	5/9/2008
10.13	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.2	000-26339	5/9/2008
10.14	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan++	S-8	10.1	333-92090	7/9/2002
10.15	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.16	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.17	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.18	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.19	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005
10.20	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005
10.21	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005

			Incorporated by Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date

10.22	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005
10.23	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan++	10-Q	10.2	000-26339	8/9/2007
10.24	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan++	S-8	4.3	333-151669	6/16/2008
10.25	Sub-plan to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan For Employees Located in the European Economic Area*
10.26	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.27	Form of Executive Officer Change of Control Agreement, as amended++*
10.28	Form of Executive Officer Severance Agreement, as amended++	10-Q	10.4	000-26339	11/10/2008
10.29	Summary of Compensatory Arrangements for Certain Officers adopted on March 9, 2007++	8-K	99.1	000-26339	3/12/2007
10.30	Summary of Compensatory Plans and Arrangements for Certain Officers adopted on February 26, 2008++	8-K	99.1	000-26339	2/28/2008
10.31	Summary of Compensatory Arrangements for Certain Officers announced on August 14, 2007++	8-K	Item 5.02	000-26339	8/14/2007
10.32	Option Amendment Agreement by and between the Registrant and Kim Perdikou++	8-K	99.2	000-26339	5/2/2007
10.33	Severance Agreement by and between the Registrant and Robyn M. Denholm++*
10.34	Description of Compensatory Arrangements for Edward Minshull++	8-K	Item 5.02	000-26339	5/14/2008
10.35	Description of Compensatory Arrangements for Edward Minshull++	8-K	Item 5.02	000-26339	9/23/2008
10.36	Offer Letter by and between Juniper Networks, Inc. and John Morris++	10-Q	10.1	000-26339	11/10/2008
10.37	Employment Agreement by and between Juniper Networks, Inc. and Kevin Johnson++	10-Q	10.2	000-26339	11/10/2008
10.38	Offer Letter by and between Juniper Networks, Inc. and Michael J. Rose++*
10.39	Amended and Restated Aircraft Reimbursement Policy++	10-K	10.23	000-26339	3/4/2005
10.40	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens++	10-Q	10.3	000-26339	11/10/2008
10.41	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999
10.42	Amendment One dated January 5, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.1	333-76681	4/23/1999
10.43	Amendment Two dated March 2, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.2	333-76681	4/23/1999

Incorporated by Reference
Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date

10.44	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.45	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.46	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (see page 111)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

+	Filed by NetScreen Technologies, Inc.

++	Indicates management contract or compensatory plan, contract or arrangement.