Form 10-Q
period 2009-03-31
JUNIPER NETWORKS INC
filed 2009-05-08
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to the Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 523,161,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of May 1, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues:
Product	$587,863	$674,214
Service	176,320	148,673

Total net revenues	764,183	822,887
Cost of revenues:
Product	193,061	191,791
Service	75,451	73,045

Total cost of revenues	268,512	264,836

Gross margin	495,671	558,051
Operating expenses:
Research and development	185,400	170,646
Sales and marketing	181,243	185,948
General and administrative	39,211	33,634
Amortization of purchased intangible assets	4,390	25,129
Restructuring charges	4,229	—

Total operating expenses	414,473	415,357

Operating income	81,198	142,694
Interest and other income, net	1,950	17,590
Loss on minority equity investment	(1,686)	—

Income before income taxes	81,462	160,284
Provision for income taxes	85,922	49,929

Net (loss) income	$(4,460)	$110,355

Net (loss) income per share:
Basic	$(0.01)	$0.21

Diluted	$(0.01)	$0.20

Shares used in computing net (loss) income per share:
Basic	524,429	523,672

Diluted	524,429	560,407

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,004,983	$2,019,084
Short-term investments	212,616	172,896
Accounts receivable, net of allowances	361,958	429,970
Deferred tax assets, net	137,283	145,230
Prepaid expenses and other current assets	40,975	49,026

Total current assets	2,757,815	2,816,206
Property and equipment, net	435,228	436,433
Long-term investments	89,983	101,415
Restricted cash	43,379	43,442
Purchased intangible assets, net	23,502	28,861
Goodwill	3,658,602	3,658,602
Long-term deferred tax assets, net	30,588	71,079
Other long-term assets	27,047	31,303

Total assets	$7,066,144	$7,187,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215,706	$249,854
Accrued compensation	128,750	160,471
Accrued warranty	37,481	40,090
Deferred revenue	473,059	459,749
Income taxes payable	41,839	33,047
Other accrued liabilities	100,141	113,399

Total current liabilities	996,976	1,056,610
Long-term deferred revenue	139,288	130,514
Long-term income tax payable	80,582	78,164
Other long-term liabilities	19,634	20,648
Commitments and Contingencies — See Note 14
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 522,557 shares and 526,752 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	5	5
Additional paid-in capital	8,878,103	8,811,497
Accumulated other comprehensive loss	(18,354)	(4,245)
Accumulated deficit	(3,030,090)	(2,905,852)

Total stockholders’ equity	5,829,664	5,901,405

Total liabilities and stockholders’ equity	$7,066,144	$7,187,341

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net (loss) income	$(4,460)	$110,355
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	37,536	55,389
Stock-based compensation	33,562	22,728
Loss on minority equity investment	1,686	—
Excess tax benefit from employee stock option plans	(3,110)	(1,206)
Deferred income taxes	48,438	(5,480)
Other non-cash charges	—	440
Changes in operating assets and liabilities:
Accounts receivable, net	68,012	10,702
Prepaid expenses and other assets	8,312	11,230
Accounts payable	(39,224)	(5,097)
Accrued compensation	(31,720)	(29,010)
Other accrued liabilities	22,749	32,179
Deferred revenue	22,084	52,672

Net cash provided by operating activities	163,865	254,902

Investing Activities:
Purchases of property and equipment, net	(34,226)	(33,412)
Purchases of available-for-sale investments	(109,290)	(25,020)
Proceeds from sales of available-for-sale investments	62,401	21,335
Proceeds from maturities of available-for-sale investments	16,850	114,624
Changes in restricted cash	—	520
Minority equity investments	1,013	(2,000)

Net cash (used in) provided by investing activities	(63,252)	76,047

Financing Activities:
Proceeds from issuance of common stock	22,628	41,231
Purchases and retirement of common stock	(119,846)	(53,057)
Net (payments) proceeds from distributor financing arrangement	(20,606)	975
Excess tax benefit from employee stock option plans	3,110	1,206

Net cash used in financing activities	(114,714)	(9,645)

Net (decrease) increase in cash and cash equivalents	(14,101)	321,304
Cash and cash equivalents at beginning of period	2,019,084	1,716,110

Cash and cash equivalents at end of period	$2,004,983	$2,037,414

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). The provisions of FSP FAS 141(R)-1 that amend SFAS 141(R) are effective for the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP FAS 141(R)-1 on January 1, 2009, the impact of this guidance will depend upon the nature, terms, and size of the acquisitions the Company consummates.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 that amend SFAS 107 and APB 28 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect its implementation of this FSP to affect the Company’s consolidated results of operations or financial condition.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 that amend SFAS 115 and SFAS 124 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect its implementation of this FSP to affect the Company’s consolidated results of operations or financial condition.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which amends SFAS No. 157, Fair Value Measurements (“SFAS 157”), provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. In addition, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP 157-4 that amends SFAS 157 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect its implementation of this FSP to affect the Company’s consolidated results of operations or financial condition.
In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6—9 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and was adopted by the Company in the first quarter of 2009. The implementation of EITF 07-5 did not affect the Company’s consolidated results of operations or financial condition.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and was adopted by the Company in the first quarter of 2009. The Company has granted and is expected to continue to grant restricted stock units (“RSUs”) and performance share awards that do not contain non-forfeitable rights to dividends and are not considered participating securities upon adoption of FSP EITF 03-6-1. As such, the Company does not expect to be required to include these instruments in the calculation of basic earnings per share (“EPS”), and the Company does not expect to need to calculate basic EPS using the “two-class method.”
FASB Accounting Standards Codification
As of July 1, 2009, the FASB is expected to formally approve the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. At that time, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular accounting topic in one place. Following the FASB Board’s approval of the Codification as the single source of non-SEC authoritative accounting and reporting standards, the FASB will no longer consider new standards as authoritative in their own right. Instead, the new standards will serve only to provide background information about the issue, update the Codification, and provide the basis for conclusions regarding the change in the Codification. Therefore, beginning with its third quarterly filing of 2009, all Company references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.
Interactive Data Filing with the SEC
On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (“XBRL”) when submitting financial statements to the SEC. The new rules initially will require interactive data reporting only by domestic and foreign large accelerated filers that prepare their financial

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion as of the end of the second fiscal quarter of their most recently completed fiscal year. The first required submissions for issuers that file on domestic forms will be for quarterly reports containing financial statements for a fiscal period ending on or after June 15, 2009. This reporting requirement will apply to the Company’s June 30, 2009 quarterly report on Form 10-Q. Therefore, the Company will file its second quarter 2009 financial statements to the SEC in XBRL in compliance with the new SEC rules.
Note 3. Net (Loss) Income per Share
Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of shares issuable upon conversion of the Senior Notes, if any, common shares issuable upon exercise of stock options, vesting of RSUs, and performance shares.
The following table presents the calculation of basic and diluted net (loss) income per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income	$(4.5)	$110.4

Denominator:
Denominator for basic net (loss) income per share	524.4	523.7
Shares issuable upon conversion of the Senior Notes	—	19.8
Employee stock awards	—	16.9

Denominator for diluted net (loss) income per share	524.4	560.4

Net (loss) income per share:
Basic	$(0.01)	$0.21

Diluted	$(0.01)	$0.20

As a result of the net loss for the quarter ended March 31, 2009, approximately 69.4 million common stock equivalents were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive. In addition, for the quarter ended March 31, 2008, the Company excluded stock options with exercise prices that were greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three months ended March 31, 2008, approximately 15.4 million common stock equivalents were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and investments (in millions):

	As of
	March 31,	December 31,
	2009	2008
Cash and cash equivalents:
Cash	$237.5	$285.9
Time deposits	21.0	125.1

Total cash	258.5	411.0
Cash equivalents:
U.S. government securities	198.3	141.8
Government-sponsored enterprise obligations	98.6	94.8
Commercial paper	57.7	90.4
Money market funds	1,391.9	1,281.1

Total cash equivalents	1,746.5	1,608.1

Total cash and cash equivalents	2,005.0	2,019.1

Investments:
Fixed income securities:
U.S. government securities	156.2	86.7
Government sponsored-enterprise obligations	52.2	71.9
Corporate debt securities	87.1	110.3

Total fixed income securities	295.5	268.9
Publicly-traded equity securities:	7.1	5.4

Total investments	$302.6	$274.3

Reported as:
Short-term investments	$212.6	$172.9
Long-term investments	90.0	101.4

Total	$302.6	$274.3

Fair Value As
of March 31, 2009
Due within one year	$205.5
Due between one and five years	90.0

Total fixed income securities	295.5
Publicly-traded equity securities	7.1

Total investments	$302.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Minority Equity Investments
As of March 31, 2009, and December 31, 2008, the carrying values of the Company’s minority equity investments in privately-held companies of $10.5 million and $14.2 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three months ended March 31, 2009, the Company recognized a loss of $1.7 million due to the impairment of a minority equity investment in a privately-held company that the Company judged to be other than temporary. In addition, the Company had a minority equity investment of $2.0 million in a privately-held company that was acquired by a publicly-traded company for which the Company received a cash payment of $1.0 million and $1.0 million in common stock of the acquiring company, which is classified as an available-for-sale investment. The Company invested nil and $2.0 million in privately held companies during the three months ended March 31, 2009, and 2008, respectively.
The Company’s minority equity investments in privately held companies are carried at cost as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its minority equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.
Note 5. Fair Value Measurements
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
Fair Value Hierarchy
The Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:
Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3 — Inputs are unobservable inputs based on the Company’s assumptions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide the assets measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
U.S. government securities	$18.1	$338.0	$—	$356.1
Government sponsored enterprise obligations	52.2	98.6	—	150.8
Corporate debt securities	—	87.1	—	87.1
Commercial paper	—	57.7	—	57.7
Money market funds	1,426.0	—	—	1,426.0
Publicly-traded securities	7.1	—	—	7.1
Derivative asset	—	(0.5)	—	(0.5)

Total	$1,503.4	$580.9	$—	$2,084.3

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
U.S. government securities	$26.3	$202.2	$—	$228.5
Government sponsored enterprise obligations	71.9	94.8	—	166.7
Corporate debt securities	—	110.3	—	110.3
Commercial paper	—	90.4	—	90.4
Money market funds	1,281.1	—	—	1,281.1
Publicly-traded securities	5.4	—	—	5.4
Derivative asset	—	2.6	—	2.6

Total	$1,384.7	$500.3	$—	$1,885.0

Assets measured at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows (in millions):

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents	$1,399.9	$346.6	$—	$1,746.5
Short-term investments	35.1	177.5	—	212.6
Long-term investments	34.3	55.7	—	90.0
Prepaid expenses and other assets	34.1	1.1	—	35.2

Total assets measured at fair value	$1,503.4	$580.9	$—	$2,084.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2008 Using
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

Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that are measured at fair value on a nonrecurring basis at least annually or on a quarterly basis, if impairment is indicated (in millions):

Fair Value Measurements at March 31, 2009 Using
Impairment
Charges for
		Quoted Prices in	Significant Other	Significant Other	The Three
		Active Markets	Observable	Unobservable	Months
	Fair Value as of	For Identical	Remaining	Remaining	Ended March
Description:	March 31, 2009	Assets	Inputs	Inputs	31, 2009
		(Level 1)	(Level 2)	(Level 3)
Minority equity investment	$1.2	$—	$—	$1.2	$(1.7)

Total assets measured at fair value	$1.2	$—	$—	$1.2	$(1.7)

The following table presents the Company’s Level 3 asset activities during the three months ended March 31, 2009, (in millions):

			Loss Recognized
	Beginning	Transfer Into	in Statements of	Ending
Description:	Balance	Level 3	Operations	Balance
Minority equity investment	$—	$2.9	$(1.7)	$1.2
Due to events and circumstances that significantly affected the fair value of one of its minority equity investments, which is normally carried at cost, the Company measured the fair value of this minority equity investment using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $1.7 million during the three months ended March 31, 2009, and classified the investment as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Goodwill and Purchased Intangible Assets
Goodwill
The following table presents goodwill by segment as of March 31, 2009 (in millions):

Segments	March 31, 2009
Infrastructure	$1,500.5
Service Layer Technologies	2,158.1

Total	$3,658.6

There were no changes to goodwill during the first quarter of 2009.
Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of March 31, 2009:
Technologies and patents	$380.0	$(369.2)	$10.8
Other	68.9	(56.2)	12.7

Total	$448.9	$(425.4)	$23.5

As of December 31, 2008:
Technologies and patents	$379.6	$(365.4)	$14.2
Other	68.9	(54.3)	14.6

Total	$448.5	$(419.7)	$28.8

Amortization of purchased intangible assets of $5.7 million and $26.5 million were included in operating expenses and cost of product revenues for the three months ended March 31, 2009, and 2008, respectively. There was no impairment charge with respect to the purchased intangible assets in the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company recorded an impairment charge of $5.0 million, included in its amortization of purchased intangible assets, due to the phase out of its DX products.
The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2009 (remaining nine months)	$9.7
2010	4.0
2011	2.1
2012	1.2
2013	1.1
Thereafter	5.4

Total	$23.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Other Financial Information
Restricted Cash
As of March 31, 2009, and December 31, 2008, restricted cash was $43.4 million, which consisted of escrow accounts required by certain acquisitions completed in 2005, the India Gratuity Trust, which covers statutory severance obligations in the event of termination of its India employees who have provided five or more years of continuous service, and the Directors & Officers (“D&O”) indemnification trust. During the three months ended March 31, 2009, the Company made no releases from restricted cash for escrow payments.
Warranties
The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the accompanying condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$40.1	$37.5
Provisions made during the period, net	9.8	14.2
Change in estimate	(2.1)	—
Actual costs incurred during the period	(10.3)	(10.4)

Ending balance	$37.5	$41.3

Deferred Revenue
Details of the Company’s deferred revenue were as follows (in millions):

	As of
	March 31,	December 31,
	2009	2008
Deferred product revenue:
Deferred gross product revenue	$259.1	$268.0
Deferred cost of product revenue	(112.9)	(110.0)

Deferred product revenue, net	146.2	158.0
Deferred service revenue	466.1	432.3

Total	$612.3	$590.3

Reported as:
Current	$473.0	$459.8
Long-term	139.3	130.5

Total	$612.3	$590.3

Restructuring Liabilities
In the three months ended March 31, 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The restructuring plan included a worldwide workforce reduction and restructuring of certain business functions and will also include the reduction of facilities in the second quarter of 2009. The Company recorded $4.2 million in restructuring charges during the three months ended March 31, 2009, associated with the 2009 Restructuring Plan. The Company paid $2.5 million for severance related charges associated with the 2009 Restructuring Plan during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company incurred no

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
restructuring charges and paid an immaterial amount associated with past restructuring plans. As of March 31, 2009, the restructuring liability was $1.7 million.
Restructuring charges were based on the Company’s restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
Interest and Other Income, Net
Interest and other income, net, consist of the following (in millions):

	Three Months Ended March 31,
	2009	2008
Interest income and expense, net	$2.1	$18.3
Other income and expense, net	(0.2)	(0.7)

Total interest and other income, net	$1.9	$17.6

Interest income and expense, net, primarily includes interest income from the Company’s cash, cash equivalents, and investments and interest expense from distributor financing arrangements. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses such as bank fees.
Note 8. Financing Arrangements
The Company has distributor financing arrangements to sell its accounts receivable to a major third-party financing provider. The program does not, and is not intended to affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. In these transactions with the financing provider, the Company has surrendered control over the transferred assets. The accounts receivable have been isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.
Pursuant to the receivable financing arrangements for the sale of receivables, the Company sold net receivables of $91.2 million and $58.8 million during the three months ended March 31, 2009, and 2008, respectively. During the three months ended March 31, 2009, and 2008, the Company received cash proceeds of $95.6 million and $54.3 million, respectively, from the financing provider. The amounts owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of March 31, 2009, and December 31, 2008, were $66.1 million and $73.9 million, respectively.
The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing pursuant to FASB Emerging Issues Task Force Issue 88-18, Sales of Future Revenues. As of March 31, 2009, and December 31, 2008, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from distributors were $12.4 million and $33.0 million, respectively.
Note 9. Derivative Instruments
The Company accounts for derivative instruments under SFAS 133. The Company uses derivatives partially to offset its market exposure to fluctuations in certain foreign currencies. The Company does not enter into derivatives for speculative or trading purposes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Cash Flow Hedges
The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company’s planned operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges under SFAS 133. Execution of these cash flow hedge derivatives typically occurs every month, and these derivative instruments have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the first quarter of 2009 and 2008, respectively, in interest and other income, net on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into income within the next 12 months.
Non-Designated Hedges
The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment under SFAS 133. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately one month.
The following table summarizes the total fair value of the Company’s derivative instruments as of March 31, 2009, (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133:

Foreign exchange forward contracts	Other current assets	$0.7	Other current liabilities	$1.2

Total derivatives designated as hedging instruments under SFAS 133		$0.7		$1.2

Non-designated derivatives under SFAS 133:

Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$—

Total non-designated derivatives under SFAS 133		$—		$—

Total derivatives		$0.7		$1.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following represents the Company’s top three outstanding derivative positions by currency as of March 31, 2009, (in millions):

	Buy	Buy	Buy
Foreign currency forward contracts:	EUR	GBP	INR
Notional amount of foreign currency	37.5	15.1	1,742.8
U.S dollar equivalent	$48.5	$21.6	$34.0
Weighted average maturity	2 months	2 months	2 months
The effective portion of the Company’s derivative instruments on its condensed consolidated statements of operations during the three months ended March 31, 2009, was as follows (in millions):

Three Months Ended March 31, 2009,
Loss Reclassified
		Location of Loss	from Other
		Reclassified from	Comprehensive
	Loss Recognized	Other	Loss to
	in Other	Comprehensive	Statements of
	Comprehensive	Loss to Statements	Operations
	Loss (Effective	of Operations	(Effective
	Portion)	(Effective Portions)	Portion)
Foreign exchange forward contracts	$5.7	Operating expense	$2.7

Total	$5.7		$2.7

The ineffective portion of the Company’s derivative instruments on its condensed consolidated statements of operations was immaterial during the three months ended March 31, 2009.
Loss on the Company’s non-designated derivative instruments recognized in its condensed consolidated statements of operations was as follows (in millions):

	Location of Loss in	Loss Recognized
	Statements of	in Statements of
	Operations	Operations
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Other income, net	$3.8

Total		$3.8

Note 10. Stockholders’ Equity
Stock Repurchase Activities
In March 2008, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which enables the Company to repurchase up to $1.0 billion of the Company’s common stock. During the three months ended March 31, 2009, the Company repurchased approximately 7.5 million shares of its common stock at an average price of $16.01 per share for a total purchase price of $119.7 million. As of March 31, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $652.4 million.
All shares of common stock purchased under the 2008 Stock Repurchase Program have been retired. Future share repurchases under the Company’s 2008 Stock Repurchase Program will be subject to a review of the circumstances

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Net (loss) income	$(4.5)	$110.4
Change in net unrealized (losses) gains on investments, net of tax of nil	(3.6)	0.6
Change in foreign currency translation adjustment, net of tax of nil	(10.5)	2.5

Total comprehensive (loss) income	$(18.6)	$113.5

Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

Three Months
Ended
March 31, 2009
Balance, December 31, 2008	$(2,905.8)
Retirement of common stock	(119.8)
Net (loss)	(4.5)

Balance, March 31, 2009	$(3,030.1)

Note 11. Employee Benefit Plans
Stock Option Plans
2006 Equity Incentive Plan
On May 18, 2006, the Company’s stockholders adopted the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for automatic, non-discretionary awards of nonstatutory stock options and RSUs to the Company’s non-employee members of the Board.
The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the Company’s Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) that expire unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock.
Options granted under the 2006 Plan have a maximum term of seven years from the grant date, and generally vest and become exercisable over a four-year period. Subject to the terms of change of control severance agreements, and except for a limited number of shares allowed under the 2006 Plan, restricted stock, performance shares, RSUs, or deferred stock units that vest solely based on continuing employment or provision of services will vest in full no earlier than the three-year anniversary of the grant date, or in the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than the one-year anniversary of the grant date.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The 2006 Plan provides each non-employee director an automatic grant of an option to purchase 50,000 shares of common stock on the date such individual first becomes a director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company’s annual stockholder meetings: (i) each non-employee director who was a non-employee director on the date of the prior year’s annual stockholder meeting shall be automatically granted RSUs for a number of shares equal to the Annual Value (as defined below), and (ii) each non-employee director who was not a non-employee director on the date of the prior year’s annual stockholder meeting shall receive a RSU award for a number of shares determined by multiplying the Annual Value by a fraction, the numerator of which is the number of days since the non-employee director received their First Option, and the denominator of which is 365, rounded down to the nearest whole share. Each RSU award specified in (i) and (ii) are referred to herein as an “Annual Award.” The Annual Value means the number of RSUs equal to $125,000 divided by the average daily closing price of the Company’s common stock over the six month period ending on the last day of the fiscal year preceding the date of grant (for example, the period from July 1, 2008 — December 31, 2008 for Annual Awards granted in May 2009). The First Option vests monthly over approximately three years from the grant date subject to the non-employee director’s continuous service on the Board. The Annual Award shall vest approximately one year from the grant date subject to the non-employee director’s continuous service on the Board. Under the 2006 Plan, options granted to non-employee directors have a maximum term of seven years.
2000 Nonstatutory Stock Option Plan
In July 2000, the Board adopted the 2000 Plan. The 2000 Plan provided for the granting of nonstatutory stock options to employees, directors and consultants. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. The Company had authorized 90,901,437 shares of common stock for issuance under the 2000 Plan. Effective May 18, 2006, additional equity awards under the 2000 Plan were discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of May 18, 2006, were canceled on May 18, 2006. The 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.
Amended and Restated 1996 Stock Plan
The 1996 Plan provided for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors, and consultants. On November 3, 2005, the Board adopted an amendment to the 1996 Plan to add the ability to issue RSUs under the 1996 Plan. Options granted under the 1996 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. The Company had authorized 164,623,039 shares of common stock for issuance under the 1996 Plan. Effective May 18, 2006, additional equity awards under the 1996 Plan were discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 1996 Plan that were not subject to outstanding awards as of May 18, 2006 were canceled on May 18, 2006. The 1996 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.
Plans Assumed Upon Acquisition
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of March 31, 2009, there were approximately 2.6 million common shares subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of March 31, 2009, and December 31, 2008. There were no restricted stock repurchases during the three months ended March 31, 2009, and 2008.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Equity Award Activities
In the three months ended March 31, 2009, the Company granted RSUs covering approximately 1.4 million shares of common stock to its employees under the 2006 Plan and performance share awards to eligible executives covering approximately 2.0 million shares of common stock. RSUs generally vest over a period of three to five years from the date of grant. In the three months ended March 31, 2008, the Company granted RSUs covering approximately 0.8 million shares of common stock to its employees under the 2006 Plan and performance share awards to eligible executives covering approximately 0.6 million shares of common stock. Performance share awards generally vest from 2009 through 2012 provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and performance share awards do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. The Company estimated stock compensation expense for its performance share awards based on the vesting criteria and only recognized expense for the portions of such awards for which annual targets have been set. The Company recognized stock compensation expense of $1.1 million and nil for the three months ended March 31, 2009 and 2008, respectively, in connection with such performance shares. In addition to RSUs and performance share awards, the Company also granted stock options covering approximately 7.1 million shares and 6.4 million shares of common stock under the 2006 Plan in the three months ended March 31, 2009, and 2008, respectively.
Net loss for the three months ended March 31, 2009, included pre-tax stock-based compensation expense of $33.6 million related to stock options, RSUs, performance share awards, and employee stock purchases under the Company’s 1999 Employee Stock Purchase Plan reflecting the fair value recognition provisions under SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). Net income for the three months ended March 31, 2008, included pre-tax stock-based compensation expense of $22.7 million related to stock options, RSUs, performance share awards, and employee stock purchases reflecting the fair value recognition provisions under SFAS 123(R).
A summary of the Company’s equity award activity and related information for the three months ended March 31, 2009, is set forth in the following table:

		Outstanding Options(4)
				Weighted
			Weighted	Average
	Shares		Average	Remaining
	Available	Number of	Exercise	Contractual	Aggregate
	For Grant(1)	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2009	28,589	73,637	$21.24
RSUs and performance share awards granted (2)	(7,121)	—	—
Options granted	(7,073)	7,073	15.05
RSUs canceled (2)	741	—	—
Options canceled (3)	765	(765)	22.63
Options exercised	—	(653)	4.97
Options expired (3)	424	(424)	20.57

Balance at March 31, 2009 (4)	16,325	78,868	$21.08	4.9	$69,050

(1)	Shares available for grant under the 2006 Plan.

(2)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The Company granted RSUs and performance share awards covering approximately 1.4 million and 2.0 million shares of common stock in the three months ended March 31, 2009, respectively.

(3)	Canceled or expired options under the 1996 Plan and the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans. Up to a maximum of 75,000,000 additional shares of common stock subject to outstanding options under the 1996 Plan and the 2000 Plan that expire unexercised after May 18, 2006, become available for grant under the 2006 Plan.

(4)	Outstanding options covering 78.9 million shares of common stock do not include RSUs and performance share awards outstanding as of March 31, 2009. See details under “Restricted Stock Units and Performance Share Awards Activities” below.
A summary of the Company’s vested or expected-to-vest options and exercisable options as of March 31, 2009, is set forth in the following table:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	69,705	$21.13	4.7	$68,565
Exercisable options	49,080	21.38	4.2	67,621
As of March 31, 2009, options covering approximately 49.1 million shares of common stock were exercisable at a weighted average exercise price of $21.38 per share. As of March 31, 2008, options covering approximately 46.0 million shares of common stock were exercisable at a weighted average exercise price of $20.08 per share.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $15.05 as of March 31, 2009, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $6.9 million for the three months ended March 31, 2009.
Total fair value of options vested for the three months ended March 31, 2009, was $25.3 million. As of March 31, 2009, approximately $167.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options will be recognized over a weighted average period of approximately 3.0 years.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Restricted Stock Units and Performance Share Awards Activities
The following table summarizes information about the Company’s RSUs and performance share awards for the three months ended March 31, 2009:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant-Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2009	6,692	$24.59
RSUs and performance share awards granted	3,391	14.98
RSUs and performance share awards vested	(1,033)	20.34
RSUs and performance share awards canceled	(372)	24.91

Balance at March 31, 2009	8,678	$21.34	2.1	$130,610

The weighted average grant-date fair value of RSUs and performance share awards granted during the three months ended March 31, 2009, was $15.09 per share and $14.92 per share, respectively. As of March 31, 2009, approximately $75.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards will be recognized over a weighted-average period of approximately 2.8 years.
The following table summarizes information about the Company’s RSUs and performance share awards as of March 31, 2009:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Shares subject to outstanding RSUs and performance share awards	8,678	$—	2.1	$130,610
Vested and expected-to-vest RSUs and performance share awards	5,633	—	2.0	84,782
During the three months ended March 31, 2009, and 2008, RSUs covering approximately 1.0 million and 1.3 million shares of common stock, respectively became vested.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of the Juniper Networks 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The 1999 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first or last trading day of the applicable offering period. Employees purchased approximately 1.6 million shares of common stock through the 1999 Purchase Plan at an average price of $12.04 per share in the three months ended March 31, 2009. Employees purchased approximately 0.7 million shares of common stock through the 1999 Purchase Plan at an

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
average price of $23.08 per share in the three months ended March 31, 2008. In connection with the 1999 Purchase Plan, stock-based compensation expense of $1.5 million and $3.5 million were recorded in operating expenses for the three months ended March 31, 2009, and 2008, respectively. Effective February 1, 2009, immediately following the conclusion of the offering period ended January 30, 2009, the 1999 Purchase Plan was discontinued, and no shares remained available for future issuance.
In May 2008, the Company’s stockholders approved the adoption of the Juniper Networks 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”). The 2008 Purchase Plan replaced the 1999 Purchase Plan, which terminated immediately following the conclusion of the offering period ended January 30, 2009. The Board has reserved an aggregate of 12,000,000 shares of the Company’s common stock for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is generally similar to the 1999 Purchase Plan, except that under the 2008 Purchase Plan, the Company’s stockholders must approve any increases to the number of shares reserved for issuance. The first offering period of the 2008 Purchase Plan commenced on the first trading day after February 1, 2009. In connection with the 2008 Purchase Plan, stock-based compensation expense of $2.4 million was recorded in operating expenses for the three months ended March 31, 2009.
Common Stock Reserved for Future Issuance
As of March 31, 2009, the Company had reserved an aggregate of approximately 115.9 million shares of common stock for future issuance under its stock option plans and the 2008 Purchase Plan.
Stock-Based Compensation Expense
Amortization of stock-based compensation was included in the following cost and expense categories (in millions):

	Three Months Ended
	March 31,
	2009	2008
Cost of revenues — Product	$1.1	$0.8
Cost of revenues — Service	2.8	2.3
Research and development	14.7	10.2
Sales and marketing	9.8	6.7
General and administrative	5.2	2.7

Total	$33.6	$22.7

Valuation of Stock-Based Compensation
SFAS 123(R) requires the use of a valuation technique, such as an option-pricing model, to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, risk-free interest rate, expected life, and dividend yield. The expected volatility is based on the implied volatility of market-traded options on the Company’s common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.
Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In 2007, the government of India implemented a new fringe benefit tax that applies to equity awards granted to India taxpayers. This fringe benefit tax is payable by the issuer of the equity awards; however, the law allows an issuer to recover from individual award holders the fringe benefit taxes the issuer paid on their applicable equity awards. Beginning in January 2008, the Company amended its equity award agreements for future grants made to its employees in India to provide for the Company to be reimbursed for fringe benefit taxes paid in relation to applicable equity awards. The Company has elected to use a BSM option-pricing model that incorporates a Monte Carlo simulation to calculate the fair value of stock-based awards issued under the amended equity award agreements. The assumptions used in this valuation are included below.
The assumptions used and the resulting estimates of fair value or weighted average fair value per share of awards granted and employee stock purchases under the Purchase Plan during those periods were:

	Three Months Ended March 31,
	2009	2008
Employee Stock Options:
Volatility factor	52% — 58%	46% — 48%
Risk-free interest rate	0.4% — 2.9%	1.9% — 4.4%
Expected life (years)	4.3 — 5.8	3.6 — 5.7
Dividend yield	—	—
Fair value per share	$6.02 — $7.57	$9.11 — $10.88

Employee Stock Purchase Plan:
Volatility factor	58%	48%
Risk-free interest rate	0.4%	2.2%
Expected life (years)	0.5	0.5
Dividend yield	—	—
Weighted-average fair value per share	$4.51	$7.83
401(k) Plan
Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001. Effective January 1, 2007, the Company matches 25% of all eligible employee contributions up to an annual maximum of $3,750. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $3.8 million and $3.5 million in the three months ended March 31, 2009, and 2008, respectively.
Deferred Compensation Plan
In July 2008, the Company formed a non-qualified deferred compensation plan (“NQDC”) plan, which is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The plan assets are included within investments and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense are recorded in the consolidated results of operations. The deferred compensation liability under this plan was approximately $2.5 million and $1.0 million as of March 31, 2009, and December 31, 2008, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Segments
The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. The Company’s operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). The Infrastructure segment includes products from the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”) systems and appliances, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention appliances (“IDP”), the J-series router product family and wide area network (“WAN”) optimization platforms.
The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. In the three months ended March 31, 2009, and 2008, the CODM did not allocate certain miscellaneous expenses to its segments even though such expenses were included in the Company’s management operating income.
For arrangements with both Infrastructure and SLT products and services, revenue is attributed to the segment based on the underlying purchase order, contract, or sell-through report. Direct costs and operating expenses, such as standard costs, research and development and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each segment based on factors including headcount, usage, and revenue. The CODM does not allocate stock-based compensation, amortization of purchased intangible assets, restructuring and impairment charges, gains or losses on equity investments, other net income and expense, income taxes, as well as certain other charges to the segments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended March 31,
	2009	2008
Net revenues:
Infrastructure:
Product	$454.4	$528.6
Service	112.8	93.2

Total Infrastructure revenues	567.2	621.8
Service Layer Technologies:
Product	133.5	145.6
Service	63.5	55.5

Total Service Layer Technologies revenues	197.0	201.1

Total net revenues	764.2	822.9
Operating income:
Infrastructure	111.9	191.5
Service Layer Technologies	13.1	6.2

Total segment operating income	125.0	197.7
Other corporate (1)	—	(4.7)

Total management operating income	125.0	193.0
Amortization of purchased intangible assets	(5.7)	(26.5)
Stock-based compensation expense	(33.6)	(22.7)
Stock-based payroll tax expense	(0.3)	(1.1)
Other charges, net	(4.2)	—

Total operating income	81.2	142.7
Other income and expense, net	0.3	17.6

Income before income taxes	$81.5	$160.3

(1)	Other corporate charges include severance and related costs associated with workforce-rebalancing activities, which are not included in business segment results.
Depreciation expense allocated to the Infrastructure segment was $22.1 million and $20.2 million in the three months ended March 31, 2009, and 2008, respectively. The depreciation expense allocated to the SLT segment was $9.7 million and $8.7 million in the three months ended March 31, 2009, and 2008, respectively.
The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2009	2008
Americas:
United States	$314.9	$389.4
Other	44.8	28.6

Total Americas	359.7	418.0
Europe, Middle East and Africa	223.2	240.1
Asia Pacific:
Japan	79.7	61.8
Other	101.6	103.0

Total Asia Pacific	181.3	164.8

Total	$764.2	$822.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Verizon Communications, Inc. (“Verizon”) accounted for 10.0% of net revenues for the three months ended March 31, 2009. No single customer accounted for 10.0% or more of net revenues for the three months ended March 31, 2008.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of March 31, 2009, and December 31, 2008. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 13. Income Taxes
The Company recorded tax provisions of $85.9 million and $49.9 million for the three months ended March 31, 2009, and 2008, or effective tax rates of 105% and 31%, respectively. The effective tax rate for the three months ended March 31, 2009, differs from the federal statutory rate of 35% and the rate for the same period in 2008 primarily due to $61.8 million of additional income tax expense resulting from the recording of a valuation allowance against certain California deferred tax assets, the benefits of which the Company believes are not more likely than not to be realized. The establishment of this valuation allowance was the result of changes in California income tax laws that were enacted during the first quarter of 2009. The Company’s assessment of the realizability is based on its expectations of future taxable income within California and the tax rates that will apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The effective rate impact from the valuation allowance was partially offset by the federal Research and Development (“R&D”) credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for the three months ended March 31, 2008, differed from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.
The gross unrecognized tax benefits increased by approximately $2.5 million for the three months ended March 31, 2009, of which $2.5 million, if recognized, would affect the effective tax rate. Interest and penalties accrued for the same period were immaterial.
The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2004 tax year, the Indian tax authorities for the 2004 tax year, and has received an inquiry from the Hong Kong tax authorities for the 2002 through 2006 tax years. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of March 31, 2009.
In 2008, as part of the on-going 2004 IRS audit, the Company received a proposed adjustment related to the Company’s business credit carry-forwards, which if agreed, would reduce its business credit carry-forwards. As part of this same audit, in April 2009 the Company received a draft proposed adjustment related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. In March 2009, the Company received an assessment from the Hong Kong tax authorities specifically related to an inquiry of the 2002 tax year. In December 2008, the Company received a proposed adjustment from the Indian tax authorities related to the 2004 tax year. The Company is pursuing all available administrative procedures relative to these matters. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its financial condition and results of operations. For more information, please see Note 14 — Commitments and Contingencies under the heading “IRS Notices of Proposed Adjustments.”
The Company does not expect complete resolution of any IRS, or other audits within significant foreign or state jurisdictions within the next 12 months. However, it is reasonably possible that the Company may reach agreement

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
with certain issues and as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $12.8 million within the next 12 months.
Note 14. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of March 31, 2009, (in millions):

	Total	2009	2010	2011	2012	2013	Thereafter	Other
Operating leases	$205.3	$39.2	$50.3	$43.0	$36.9	$20.5	$15.4	$—
Sublease rental income	(1.1)	(0.5)	(0.6)	—	—	—	—	—
Purchase commitments	56.6	56.6	—	—	—	—	—	—
Tax liabilities	93.4	12.8	—	—	—	—	—	80.6
Other contractual obligations	56.3	18.0	17.3	13.5	5.6	1.9	—	—

Total	$410.5	$126.1	$67.0	$56.5	$42.5	$22.4	$15.4	$80.6

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in January 2017. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $204.2 million as of March 31, 2009. Rent expense for the three months ended March 31, 2009, and 2008 was $14.0 million and $14.2 million, respectively.
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of March 31, 2009, there were NCNR component orders placed by the contract manufacturers with a value of $56.6 million. The contract manufacturers use the components to build products based on the Company’s forecasts and on purchase orders, the Company has received from customers. Generally, the Company does not own the components, and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of March 31, 2009, the Company had accrued $32.1 million based on its estimate of such charges.
Tax Liabilities
As of March 31, 2009, the Company had $93.4 million included in short and long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. It is reasonably possible that the Company may reach agreement on certain issues and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $12.8 million within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $80.6 million in liability due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Contractual Obligations
As of March 31, 2009, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a five-year $36.4 million data center hosting agreement, a three-year $22.7 million software subscription, and a joint development agreement with a third-party for development of network-related technology, which requires quarterly payments of $3.5 million through January 2010. The Company records the payment as research and development expense in its condensed statements of operations until the technology under development has reached technological feasibility. Pursuant to the agreement, in exchange for each party’s respective contributions to the development effort as well as consideration payable by the Company, each party will obtain a license to the technology that results from the development for use in certain of their respective product lines. As of March 31, 2009, $24.7 million remained unpaid under the data center hosting agreement with the remaining commitment expected to be paid through the end of April 2013 and $15.3 million remained unpaid under the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011.
Guarantees
The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for certain lease facilities. As of March 31, 2009, the Company had $8.7 million in guarantees and $16.8 million in standby letters of credit. The Company has not recorded a liability related to these guarantee and indemnification provisions and these guarantees and indemnification arrangements have not had any significant impact on the Company’s consolidated financial position, results of operations, or cash flows.
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
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly-traded securities from July 12, 2001, through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008, the Court issued an order granting in part and denying in part the defendants’ motion to dismiss. The order dismissed with prejudice plaintiffs’ section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend, plaintiffs’ section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs’ remaining claims. The plaintiffs did not amend their complaint. The defendants filed

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
their answer on June 23, 2008. On March 2, 2009, the plaintiffs filed a motion seeking class certification for a modified plaintiff class of all persons who purchased or otherwise acquired Juniper Networks’ publicly-traded securities from July 11, 2003, through August 10, 2006. The defendants’ opposition to the motion for class certification is due on June 1, 2009.
Calamore Proxy Statement Action
On March 28, 2007, an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, the plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying the plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. The plaintiff filed an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. On August 13, 2008, the Court issued an order granting the defendants’ motion to dismiss with prejudice, and entered final judgment in favor of defendants. On September 9, 2008, the plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. The plaintiff filed her opening appellate brief on January 26, 2009, and defendants filed their answering brief on March 11, 2009. The plaintiff filed her reply brief on April 24, 2009. No decision has been issued yet by the Court of Appeals.
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
Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering and the Company’s subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, the plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The defendants in the coordinated proceeding filed motions to dismiss. In October 2002, the Company’s officers were dismissed from the case without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.
In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the Appellate Court overturned the certification of classes in the six test cases that were selected by

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving the Company is not one of the six test cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. The plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints in the six test cases.
The parties have reached a global settlement of the litigation. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of the settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval.
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
In April 2009, the Company received a draft NOPA from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The incremental tax liability asserted in the draft NOPA is approximately $800 million, excluding interest and penalties. The Company expects a final NOPA to be issued in May and intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that its previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether this matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes it has provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
examination by certain state and non-U.S. tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.
Note 15. Subsequent Event
Stock Repurchases
Subsequent to March 31, 2009, through the filing of this report, the Company repurchased and retired approximately 0.2 million shares of its common stock for approximately $3.4 million under its 2008 Stock Repurchase program at an average purchase price of $16.72 per share. The Company’s 2008 Stock Repurchase Program had remaining authorized funds of $649.1 million as of the report filing date. Purchases under the Company’s 2008 Stock Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
To aid in understanding our operating results for the periods covered by this Quarterly Report, we have provided an executive overview and a summary of the significant events that affected the most recent fiscal quarter and a discussion of the nature of our operating expenses. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited Condensed Consolidated Financial Statements and notes included in Item 1 of Part I of this Quarterly Report.

Executive Overview
Our performance for the first quarter of 2009 reflected reduced market demand for networking and security products primarily due to our customers’ reaction to the weakened global economy by quickly, and in some cases dramatically, curtailing their investment in new network build-outs and reducing their purchases of additional networking capacity. The decrease in revenues was due to, in particular, the slowdown in the U.S. and Europe, Middle East, and Africa (“EMEA”) service provider market, partially offset by modest revenue growth in the Asia Pacific (“APAC”) service provider and enterprise markets. We continued to execute on our operational excellence programs during the first quarter as we took action to control expenses promptly in response to the revenue decline.
The following table provides an overview of our key financial metrics for the three months ended March 31, 2009, and 2008:

	Three Months Ended March 31,
(In millions, except per share amounts and percentages)	2009	2008	$ Change	%Change
Net revenues	$764.2	$822.9	$(58.7)	(7%)

Operating income	$81.2	$142.7	(61.5)	(43%)
Percentage of net revenues	10.6%	17.3%
Net (loss) income	$(4.5)	$110.4	(114.9)	(104%)
Percentage of net revenues	(0.6%)	13.4%
Net (loss) income per share:
Basic	$(0.01)	$0.21	$(0.22)	(105%)

Diluted	$(0.01)	$0.20	$(0.21)	(105%)

•	Net revenues: Our net revenues decreased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to reduced demand for our products consistent with the macroeconomic environment. Net revenues decreased in the Americas and the EMEA region, partially offset by an increase in the APAC region, in the three months ended March 31, 2009, compared to the same period in 2008.

•	Operating Income: Our operating income as well as operating margin as a percentage of net revenues decreased in the three months ended March 31, 2009, compared to the same period in 2008. These decreases were, in large part, due to the decrease in revenues, partially offset by our efforts to better manage expenses and improve efficiencies in the three months ended March 31, 2009, compared to the same period in 2008.

•	Net Income (Loss) and Net Income (Loss) Per Share: The net loss in the three months ended March 31, 2009, compared to the net income during the same period in 2008, is primarily due to a $61.8 million non-cash charge related to the impairment of certain net deferred tax assets resulting from a change in California income tax law enacted during the first quarter of 2009, and to a lesser extent the decrease in product revenue.

•	Other Financial Highlights: Total deferred revenue increased $46.4 million in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to the growth in our installed equipment base for maintenance and customer support contracts. During the three months ended March 31, 2009, cash and cash equivalents decreased $14.1 million, primarily resulting from the repurchase of $119.7 million of our common stock and purchases, net of sales and maturities, of $30.0 million of available-for-sale investments, offset by our cash provided by our operations of $163.9 million.

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
In the first three months of our 2009 fiscal year, we continued to deliver new and innovative, high-performance network infrastructure solutions. We announced the TX Matrix Plus, a multi-chassis system for the T1600 core router, which in conjunction with the JCS12000 Control Plane System brings virtualization to the core of the Internet. We also announced our Adaptive Threat Management solution designed to help customers identify and respond to security incidents to help reduce overall risk. In addition, we expanded our SRX family of dynamic services gateways with the introduction of the SRX3000, and also announced a new solution for the Intelligent Services Edge with the StreamScope eRM integrated video monitoring and analysis product, a solution designed to enable customers to extend the capabilities of our M- and MX-series routers to enhance the quality of video services over cable, wireless, and Internet Protocol Television networks. Our Ethernet switching portfolio also added the EX8208, a modular switching platform.
The recent weakness in the global economy has affected the purchasing behavior of our customers, particularly among service providers in the U.S. and EMEA, and caused delays or reductions in purchase decisions, which led to lower revenues in our first quarter of 2009 and reduced visibility regarding future business. If economic growth in the U.S. and other countries’ economies continues to decline and/or fails to recover, our customers may further delay or reduce their purchases, which could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. In 2009, we plan to both invest in key research and development projects that we believe will lead to future growth and remain focused on continuing our efforts to contain other costs and allocate resources effectively.
Stock Repurchase Activity
Our Board approved a $1.0 billion stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”), which authorized us to purchase up to $1.0 billion of our common stock. Under this program, we repurchased approximately 7.5 million shares of our common stock at an average price of $16.01 per share for a total purchase price of $119.7 million in the three months ended March 31, 2009. As of March 31, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $652.4 million.
All shares of common stock purchased under the 2008 Stock Repurchase Program have been retired. Future share repurchases under our 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
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

Manufacturing
Most of our manufacturing, repair, and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for standard product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs, and standards that we establish. Our independent contract manufacturers manufacture our products primarily in China, Malaysia, Mexico, and the U.S. We have employees in our manufacturing and operations organization who manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality. We generally do not own the components and title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment.
The contract manufacturers procure components based on our build forecasts and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges.
In recent years, an increasing amount of our products has been manufactured in Asia, and we anticipate that a larger percentage of our products will be produced outside the U.S. in the future. Our contracts generally provide for passage of title and risk of loss at the designated point of shipment to our customer. The manufacturing of products in Asia for shipment to customers in EMEA and the Americas resulted in additional shipment logistics, freight and timing issues for us, and those customers. In an ongoing effort to balance our and our customers’ needs, we have made changes on occasion to the payment of freight and the point of shipment with respect to products shipped from Asia. These changes affect shipping costs and the timing of revenue recognition of the affected shipments.
Nature of Expenses
Employee-related costs have historically been the primary driver of our operating expenses, and we expect this trend to continue. Employee-related costs include items such as wages, commissions, bonuses, vacation, benefits, stock-based compensation, and travel. We increased our headcount by 14% to 6,975 employees as of March 31, 2009, from 6,111 employees as of March 31, 2008, primarily in the research and development and sales and marketing organizations. The headcount growth has increased primarily in regions with lower operating costs per employee. Compared to the fourth quarter of 2008, our headcount decreased slightly by approximately 39 employees in our effort to manage operating expenses during the first quarter of 2009.
Stock-based compensation, including related payroll tax expense, was $33.8 million and $23.8 million in the three months ended March 31, 2009, and 2008, respectively. As of March 31, 2009, approximately $167.4 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to non-vested stock options will be recognized over a weighted average period of approximately 3.0 years. In addition, as of March 31, 2009, approximately $75.6 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards will be recognized over a weighted average period of approximately 2.8 years.
Facility and information technology departmental costs are allocated to other departments based on usage and headcount, respectively. Facility and information technology related costs increased by $0.4 million in the three months ended March 31, 2009, compared to the same period in 2008 due to an increase in headcount and the continued build-out of our domestic and international development and test centers as well as applications to support our internal operations. Facility and information technology related headcount was 247 employees as of March 31, 2009, compared to 234 employees as of March 31, 2008. We expect to continue investment in our company-wide information technology infrastructure as we implement our operational excellence initiatives.
Although our revenue transactions are primarily denominated in U.S. dollars, operating expenses are denominated in U.S. dollars, the British Pound, the Euro, Indian Rupee, and Japanese Yen as well as other foreign currencies. Changes in related currency exchange rates may affect our operating results. We use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the appropriate operating expense line item of the consolidated statement of operations to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in interest and other income, net on our condensed consolidated statements of operations. The decrease in expenses including cost of revenues, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuation, was approximately 3% in the three months ended March 31, 2009, compared with the same period in 2008.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The critical accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.
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
For arrangements with multiple elements, such as sales of products that include services, we allocate revenue to each element using the residual method based on the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. If VSOE of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. We account for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, our ability to recognize revenue in the future could be impacted by conditions imposed by our customers.

For sales to direct end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales is made through distributors under agreements allowing for pricing credits or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.
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
We sell certain interests in accounts receivable on a non-recourse basis as part of a distributor accounts receivable financing arrangement primarily with one major financing company. We record cash received under this arrangement in advance of revenue recognition as short-term debt with a balance of $12.4 million and $33.0 million as of March 31, 2009, and December 31, 2008, respectively.
•	Contract Manufacturer Liabilities. We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish a provision for inventory, carrying costs, and obsolete material exposures for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecasted, which may be caused by factors outside of our control, it could have an adverse impact on our gross margins and profitability. Supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times.

•	Warranty Costs. We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We accrue for warranty costs as part of our cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead cost are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials, technical labor costs, and associated overhead incurred. Should actual product failure rates, use of materials, or service delivery costs differ from our estimates, we may incur additional warranty costs, which could reduce gross margin.

•	Goodwill and Purchased Intangible Assets. We make significant estimates and assumptions when evaluating impairment of goodwill and other intangible assets on an ongoing basis, as well as when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a sustained decline in our market capitalization, (iii) significant slowdown in the worldwide economy or the networking industry, or (iv) failure to meet our forecasted operating results. We evaluate these assets on an annual basis as of November 1 or more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In the process of our annual impairment review, we determine the fair value of our intangible assets based upon a weighting of market and income approaches. Under the market approach, we estimate fair value of our reporting units based on market multiples of revenue or earnings for comparable companies. Under the income approach, we calculate fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. The estimates we have used are consistent with the plans and estimates that we use to manage our business. If our actual results or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
•	Stock-Based Compensation. We recognize stock-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards, and purchases under our Employee Stock Purchase Plan granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). We valued compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005, under the multiple-option approach. We amortize these share-based payments using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under the intrinsic value recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

We utilize the BSM option-pricing model and incorporate a Monte Carlo simulation when appropriate in order to determine the fair value of stock-based awards under SFAS 123(R). The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The expected volatility is based on the implied volatility of market-traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time.

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

taxable income based on the realization criteria set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize and measure potential liabilities based upon criteria set forth in Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). Based upon these criteria, we estimate whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, as occurred in connection with the aforementioned California tax law change during the first quarter of 2009, we will adjust our valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made.

Significant judgment is required in evaluating our uncertain tax positions under FIN 48 and determining our provision for income taxes. Although we believe our reserves under FIN 48 are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserves under FIN 48 and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

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

From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.

Recent Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	%Change
Net revenues:
Product	$587.9	$674.2	$(86.3)	(13%)
Percentage of net revenues	76.9%	81.9%
Service	176.3	148.7	27.6	19%
Percentage of net revenues	23.1%	18.1%

Total net revenues	$764.2	$822.9	$(58.7)	(7%)

Our net product revenues decreased in the three months ended March 31, 2009, compared to the same period in 2008, primarily because of decreased sales of both our Infrastructure and SLT products to service provider customers whose spending patterns were affected by the recent economic downturn. Our net service revenues increased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to the increase in maintenance revenue from our expanded installed base of equipment under service contracts.
Infrastructure Segment Revenues
The following table presents net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	%Change
Net Infrastructure segment revenues:
Infrastructure product revenue	$454.4	$528.6	$(74.2)	(14%)
Percentage of net revenues	59.4%	64.3%
Infrastructure service revenue	112.8	93.2	19.6	21%
Percentage of net revenues	14.8%	11.3%

Total Infrastructure segment revenues	$567.2	$621.8	$(54.6)	(9%)

Percentage of net revenues	74.2%	75.6%
Infrastructure — Product
For the three months ended March 31, 2009, the decrease in Infrastructure product revenue was primarily attributable to decreased revenue in T- and M-series product families due to our customers’ decreased demand for network infrastructure solutions, partially offset by revenue growth from our EX-series switching products and, to a lesser extent, MX- and E-series product families. In the three months ended March 31, 2009, we experienced decreased sales in the service provider market, partially offset by increased sales in the enterprise market. From a geographical perspective, during the three months ended March 31, 2009, we experienced revenue decreases in the Americas and EMEA regions, partially offset by revenue increases in the APAC region.
We track Infrastructure chassis revenue units and ports shipped to analyze customer trends and indicate areas of potential network growth. Most of our Infrastructure product platforms are modular, with the chassis serving as the base of the platform. Each modular chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the platform receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table presents Infrastructure revenue units and ports shipped:

	Three Months Ended March 31,
	2009	2008	Unit Change	% Change
Infrastructure chassis revenue units (1)	2,961	3,005	(44)	(1%)
Infrastructure ports shipped (1)	86,036	78,649	7,387	9%

(1)	Excludes modular and fixed configuration EX-series Ethernet switching products and circuit-to-packet products.
Infrastructure chassis revenue units decreased slightly in the three months ended March 31, 2009, compared to the same period in 2008, and this decrease was less than the decrease in Infrastructure product revenues in the same period primarily due to lower demand for richly configured T- and M-series products. The port shipments increased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to an increase in the MX-series products, which generally contain a higher number of ports per chassis.
Infrastructure — Service
The increase in Infrastructure service revenue for the three months ended March 31, 2009, was primarily due to an increase in our installed base of equipment being serviced. A majority of our service revenue is earned from customers that purchase our products and simultaneously enter into service contracts for support.
SLT Segment Revenues
The following table presents net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	%Change
Net SLT segment revenues:
SLT product revenue	$133.5	$145.6	$(12.1)	(8%)
Percentage of net revenues	17.5%	17.7%
SLT service revenue	63.5	55.5	8.0	14%
Percentage of net revenues	8.3%	6.7%

Total SLT segment revenues	$197.0	$201.1	$(4.1)	(2%)

Percentage of net revenues	25.8%	24.4%
SLT — Product
We experienced a decrease in SLT product revenue primarily due to a decrease in revenue from branch firewall products in the three months ended March 31, 2009, compared to the same period in 2008. This decrease was partially offset by an increase in revenues from the recent introduction of our SRX services gateways. In the three months ended March 31, 2009, we experienced product revenue decreases in the service provider market while product revenue from enterprise customers remained stable. Geographically, revenues decreased in all three regions for the three months ended March 31, 2009.
The following table presents SLT revenue units recognized:

	Three Months Ended March 31,
	2009	2008	Unit Change	% Change
SLT revenue units	43,522	59,280	(15,758)	(27%)

SLT revenue units decreased in the three months ended March 31, 2009, compared to the same period in 2008. The percentage decrease in SLT product revenues was lower than the percentage decrease in revenue units, primarily due to the product mix that favored products with higher selling price.
SLT — Service
The increase in SLT service revenue was primarily due to an increase in our installed base of equipment being serviced. A majority of our service revenue is earned from customers that purchase our products and simultaneously enter into service contracts for support.
Net Revenues by Geographic Region
The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Americas:
United States	$314.9	$389.4	$(74.5)	(19%)
Other	44.8	28.6	16.2	57%

Total Americas	359.7	418.0	(58.3)	(14%)
Percentage of net revenues	47.1%	50.8%
Europe, Middle East, and Africa	223.2	240.1	(16.9)	(7%)
Percentage of net revenues	29.2%	29.2%
Asia Pacific:
Japan	79.7	61.8	17.9	29%
Other	101.6	103.0	(1.4)	(1%)

Total Asia Pacific	181.3	164.8	16.5	10%
Percentage of net revenues	23.7%	20.0%

Total	$764.2	$822.9	$(58.7)	(7%)

Net revenues in the Americas region decreased in absolute dollars and as a percentage of total net revenues in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to reduced demand in the United States, partially offset by strength in Canada. In the United States, net revenues decreased in absolute dollars and as a percentage of total net revenue, in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a decrease in revenue from the service provider market, partially offset by slight increase in revenue from the enterprise market.
Net revenues in EMEA decreased in absolute dollars in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to reduced demand in the service provider market, partially offset by growth in the enterprise market. Net revenue in EMEA as a percentage of total net revenues remained flat in the three months ended March 31, 2009, compared to the same period in 2008.
Net revenues in APAC increased in absolute dollars and as a percentage of total net revenues in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to strength in Japan and China, which was driven by bandwidth demand as well as our customers’ deployment of routing platforms for their next-generation networks (“NGNs”). Revenue increased in both the service provider and enterprise markets in the region for the three months ended March 31, 2009, compared to the same period in 2008.

Net Revenues by Markets and Customers
The following table presents the total net revenues by markets (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Service Provider	$520.5	$607.6	$(87.1)	(14%)
Percentage of net revenues	68.1%	73.8%
Enterprise	243.7	215.3	28.4	13%
Percentage of net revenues	31.9%	26.2%

Total	$764.2	$822.9	$(58.7)	(7%)

We sell our high-performance network products and service offerings from both the Infrastructure and SLT segments to two primary markets — service providers and enterprise. The service provider market includes wireline, wireless, and cable operators, as well as major internet content and application providers. The enterprise market represents businesses; federal, state and local governments; and research and education institutions.
Net revenues to the service provider market decreased in absolute dollars and as a percentage of total net revenues in the three months ended March 31, 2009, compared to the same period of 2008, primarily due to our customers’ reduced investment in new network build-outs and purchases of additional networking capacity in reaction to the weak global macroeconomic environment. Net revenues to the enterprise market increased in absolute dollars and as a percentage of total net revenues in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a combination of revenue growth from our EX-series switching products, which were introduced in the first quarter of 2008 and our continued focus on the enterprise market.
Verizon accounted for 10.0% of our net revenues for the three months ended March 31, 2009. No single customer accounted for 10.0% or more of our net revenues for the three months ended March 31, 2008.
Cost of Revenues
The following table presents cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Cost of revenues:
Product	$193.1	$191.8	$1.3	1%
GM as a percentage of product revenues	67.2%	71.6%
Service	75.4	73.0	2.4	3%
GM as a percentage of service revenues	57.2%	50.9%

Total cost of revenues	$268.5	$264.8	$3.7	1%

GM as a percentage of net revenues	64.9%	67.8%
The cost of product revenues increased slightly in absolute dollars while product revenues decreased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to product mix that favored products with lower gross margins and a geographical mix in countries in which we sell our products at lower gross margins.
As of March 31, 2009, and 2008, we had 232 and 198 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
The cost of service revenues and service gross margin increased in the three months ended March 31, 2009, compared to the same period in 2008. The increases in absolute dollars were lower than the increase in revenue primarily due to the growth in our installed equipment base and our continued efforts to manage costs. Service-

related headcount increased by 30 employees, or 4%, to 796 employees in the three months ended March 31, 2009, compared to 766 employees in the same period of 2008. Personnel related costs, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, represented the majority of the cost of service revenues in the three months ended March 31, 2009. Total personnel-related costs as a percentage of service revenues were approximately 19% in the three months ended March 31, 2009, compared to 23% in the same period in 2008. The decrease in personnel-related charges as a percentage of service revenues is primarily due to the overall increase in service revenues in the three months ended March 31, 2009. Our outside service expense also increased in the three months ended March 31, 2009, primarily to support the expanding installed equipment base. Freight-related expense increased primarily to support a larger volume of spare parts in supporting the worldwide growth in our installed base. Additionally, facilities and information technology expenses related to cost of service revenues increased in connection with the growth of our service business as a portion of our overall operations.
Operating Expenses
The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Research and development	$185.4	$170.7	$14.7	9%
Sales and marketing	181.3	186.0	(4.7)	(3%)
General and administrative	39.2	33.6	5.6	17%
Amortization of purchased intangible assets	4.4	25.1	(20.7)	(82%)
Restructuring charges	4.2	—	4.2	N/M

Total operating expenses	$414.5	$415.4	$(0.9)	(0.2%)

Operating income	$81.2	$142.7	$(61.5)	(43%)

N/M — Not meaningful
The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended March 31,
	2009	2008
Research and development	24.3%	20.7%
Sales and marketing	23.7%	22.6%
General and administrative	5.1%	4.1%
Amortization of purchased intangible assets	0.6%	3.1%
Restructuring charges	0.5%	—

Total operating expenses	54.2%	50.5%

Operating income	10.6%	17.3%

Research and development expenses increased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. Research and development expenses primarily consist of personnel related expenses and new product development costs. Personnel related costs, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, increased $13.3 million, or 13%, to $117.2 million in the three months ended March 31, 2009, primarily due to an 18% increase in headcount in our engineering organization, from 2,692 to 3,188 employees, to support continued product innovation. Outside consulting and other development expense also increased to support our product innovation initiatives. Additionally, facilities and information technology expenses related to research and development expenses increased to support these engineering efforts.
Sales and marketing expenses decreased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to decreases in personnel-related expenses and travel expenses. Personnel-related costs, consisting of salaries, commissions, bonus, fringe benefits, and stock-based compensation expenses, decreased $1.8 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a decrease in commission expense of $4.0 million and bonus expense of $1.8 million commensurate with lower net revenues. The decreases were partially offset by an increase in salary expense of $6.5 million due to a 13% increase in headcount in our worldwide sales and marketing organization from 1,919 to 2,164 employees. Outside service expenses decreased $5.6 million and travel expenses decreased $4.1 million, or 29%, in the three months ended March 31, 2009, compared to the same period in 2008, due to our cost cutting initiatives implemented in the fourth quarter of 2008 and the first quarter of 2009.
General and administrative expenses increased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to an increase in personnel-related expenses and outside professional services. Personnel-related costs, consisting of salaries, bonus, fringe benefits, and stock-based compensation expenses increased by $2.9 million in the three months ended March 31, 2009, compared to the same periods in 2008, primarily due to a 15% increase in headcount in our worldwide general and administrative functions, from 302 to 348 employees, to support the expected growth of the business. Outside professional service fees increased in the three months ended March 31, 2009, compared to the same periods in 2008, because of increased legal fees and business processes re-engineering costs. Additionally, facilities and information technology related to general and administrative expenses increased to support our expected growth.
Amortization of purchased intangible assets decreased in the three months ended March 31, 2009, compared to the same period in 2008, due to a decrease in amortization expense as certain purchased intangible assets became fully amortized during the second quarter of 2008.
We incurred $4.2 million of restructuring charges in the three months ended March 31, 2009, as a result of the implementation of a restructuring plan as part of our cost reduction initiatives. There was no such charge in the same period in 2008. During the remainder of 2009, we expect to incur additional charges in connection with further restructuring activities, particularly related to our real estate facilities in the U.S. We expect this facilities restructuring charge to be approximately $5.0 million in aggregate. See Note 7 — Other Financial Information in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of restructuring charges.
Net Interest and Other Income, Net, Loss on Minority Equity Investment, and Income Tax Provision
The following table presents net interest and other income, loss on minority equity investment, and income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Interest and other income, net	$2.0	$17.6	$(15.6)	(89%)
Percentage of net revenues	0.3%	2.1%
Loss on minority equity investment	(1.7)	—	(1.7)	N/M
Percentage of net revenues	(0.2%)	N/M
Income tax provision	85.9	49.9	36.0	72%
Percentage of net revenues	11.2%	6.1%
Net interest and other income decreased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to lower interest rates and an increase in interest expense from our distributor-financing program.
In the three months ended March 31, 2009, we recognized an impairment loss of $1.7 million on one of our minority equity investments. No gain or loss was recorded in the same period in 2008.
We recorded tax provisions of $85.9 million and $49.9 million for the three months ended March 31, 2009, and 2008, or effective tax rates of 105% and 31%, respectively. The effective tax rate for the three months ended March 31, 2009, differs from the federal statutory rate of 35% and the rate for the same period in 2008 primarily due to $61.8 million of additional income tax expense resulting from recording a valuation allowance against certain deferred tax assets, the benefits of which we believe it is not more likely than not to be realized. The establishment of this valuation allowance was the result of changes in California income tax laws enacted during the first quarter of 2009 and our expectations of future taxable income within California. The effective rate impact from the valuation allowance has been partially offset by the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for the same period ended March 31, 2008, differed from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are generally subject to lower rates.
Segment Information
For a description of the products and services for each segment, See Note 12 — Segments in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.
Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$454.4	$528.6	$(74.2)	(14%)
Service	112.8	93.2	19.6	21%

Total Infrastructure revenues	567.2	621.8	(54.6)	(9%)

Service Layer Technologies:
Product	133.5	145.6	(12.1)	(8%)
Service	63.5	55.5	8.0	14%

Total Service Layer Technologies revenues	197.0	201.1	(4.1)	(2%)

Total net revenues	764.2	822.9	(58.7)	(7%)

Operating income:
Infrastructure	111.9	191.5	(79.6)	(42%)
Service Layer Technologies	13.1	6.2	6.9	111%

Total segment operating income	125.0	197.7	(72.7)	(37%)
Other corporate charges(1)	—	(4.7)	4.7	(100%)

Total management operating income	125.0	193.0	(68.0)	(35%)
Amortization of purchased intangible assets	(5.7)	(26.5)	20.8	(79%)
Stock-based compensation expense	(33.6)	(22.7)	(10.9)	48%
Stock-based payroll tax expense	(0.3)	(1.1)	0.8	(73%)
Restructuring charges	(4.2)	—	(4.2)	N/M

Total operating income	81.2	142.7	(61.5)	(43%)
Other income and expense, net	0.3	17.6	(17.3)	(98%)

Income before income taxes	$81.5	$160.3	$(78.8)	(49%)

(1)	Other corporate charges include severance and related costs associated with workforce rebalancing activities, which are not included in our business segment results.

The following table presents financial information for each segment as a percentage of total net revenues:

	Three Months Ended
	March 31,
	2009	2008
Net Revenues:
Infrastructure:
Product	59.4%	64.3%
Service	14.8%	11.3%

Total Infrastructure revenues	74.2%	75.6%
Service Layer Technologies:
Product	17.5%	17.7%
Service	8.3%	6.7%

Total Service Layer Technologies revenues	25.8%	24.4%

Total net revenues	100.0%	100.0%

Operating income:
Infrastructure	14.7%	23.3%
Service Layer Technologies	1.7%	0.8%

Total segment operating income	16.4%	24.1%
Other corporate charges(1)	—	(0.6%)

Total management operating income	16.4%	23.5%
Amortization of purchased intangible assets	(0.8%)	(3.2%)
Stock-based compensation expense	(4.4%)	(2.8%)
Stock-based payroll tax expense	—	(0.2%)
Restructuring charges	(0.6%)	—

Total operating income	10.6%	17.3%
Other income and expense, net	0.1%	2.1%

Income before income taxes	10.7%	19.4%

(1)	Other corporate charges include severance and related costs associated with workforce rebalancing activities, which are not included in our business segment results.
Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Net Revenues.”
Infrastructure segment operating income decreased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a decrease in revenues in T- and M-series product families in the service provider markets due to our customers’ decreased demand for network infrastructure solutions, partially offset by revenue growth from EX-series switching products as well as MX- and E-series product families. Infrastructure product gross margin and gross margin percentage decreased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to lower revenues from richly configured high-end T- and M-series router products, and a shift in geographic mix.
We continued to invest in research and development efforts to continue our innovation of products and expand our Infrastructure product portfolio. Our research and development expense increased in absolute dollars and as a percentage of Infrastructure net revenues in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to our continued efforts to expand our product features and functionality based upon the trends in the marketplace. Additionally, our sales and marketing expenses increased in absolute dollars in the three months ended March 31, 2009, compared to the same period in 2008, as we increased our efforts to reach enterprise and service provider customers and also increased as a percentage of Infrastructure net revenues primarily due to reduced Infrastructure revenues in the first quarter of 2009. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the Infrastructure segment generally based upon revenue, usage, and headcount.

SLT Segment
An analysis of the change in revenue for the SLT segment, and the change in units, can be found above in the section titled “Net Revenues.”
SLT segment operating income increased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to cost control initiatives that resulted in lower expenses. SLT product gross margin and gross margin percentage increased in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to product mix, particularly from an increase in the mix of higher margin revenue from the recently introduced high-end SRX products. Research and development related costs decreased slightly in absolute dollars in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to cost control initiatives that resulted in lower expenses. Research and development related costs as a percentage of SLT net revenues increased slightly in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to lower revenues relative to expenses. Additionally, sales and marketing expenses decreased in absolute dollars and as a percentage of SLT net revenues in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to our focused sales execution. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on revenue, usage, and headcount. We have historically experienced seasonality and fluctuations in the demand for our SLT products, which may result in greater variations in our quarterly revenue.
Amortization of Purchased Intangible Assets, Stock-Based Compensation, and Related Payroll Tax Expense, Restructuring Charges, and Other Income and Expense, Net.
See “Nature of Expenses” and “Operating Expenses” for further discussion.
Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess quarterly operating results:

	Three Months Ended March 31,
	2009	2008
Days sales outstanding (“DSO”)(a)	43	40
Book-to-bill ratio(b)	>1	>1

(a)	DSO is calculated at the end of the applicable quarter and is based on the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO increased in the first quarter of 2009, compared to the first quarter of 2008, primarily due to shipment linearity and the decrease in revenue.

(b)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the period.

Liquidity and Capital Resources
The following sections discuss the effects of changes in our consolidated balance sheet and cash flows, contractual obligations, and our stock repurchase program on our liquidity and capital resources.
Overview
Historically, we have funded our business primarily through our operating activities and the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	March 31,	December 31,
	2009	2008	$ Change	% Change
Working capital	$1,760.8	$1,759.6	$1.2	N/M

Cash and cash equivalents	$2,005.0	$2,019.1	$(14.1)	1%
Short-term investments	212.6	172.9	39.7	23%
Long-term investments	90.0	101.4	(11.4)	(11%)

Total cash, cash equivalents and investments	$2,307.6	$2,293.4	$14.2	(1%)

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities, and short-term deferred revenue. Working capital had a slight increase in the three months ended March 31, 2009, due to a decrease in accrued compensation and accounts payable. The decrease in accrued compensation was due to decreases in accrued bonuses and commissions because of lower revenue in the quarter as well as a decrease in the employee stock purchase plan liability resulting from the purchase of our common stock during the first quarter of 2009. The decrease in accounts payable was primarily due to decreased spending as a result of our cost control initiatives.
Stock Repurchase Activities
In March 2008, our Board approved a stock repurchase program (the “2008 Stock Repurchase Program”), which enables us to repurchase up to $1.0 billion of our common stock. During the three months ended March 31, 2009, we repurchased approximately 7.5 million shares of our common stock at an average price of $16.01 per share for a total purchase price of $119.7 million. As of March 31, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $652.4 million
All shares of common stock purchased under the 2008 Stock Repurchase Programs have been retired. Future share repurchases under our 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
Summary of Cash Flows
In the three months ended March 31, 2009, cash and cash equivalents decreased by $14.1 million. This decrease was the result of cash used in our financing and investing activities of $114.7 million and $63.3 million, respectively, partially offset by cash that was generated from our operating activities of $163.9 million.
Operating Activities
We generated cash from operating activities of $163.9 million in the three months ended March 31, 2009, compared to $254.9 million in the same period of 2008. The decrease of $91.0 million in the 2009 period compared to a year ago was chiefly due to:
•	Net loss of $4.5 million adjusted by non-cash charges of $118.1 million as of March 31, 2009, as compared to net income of $110.4 million adjusted by non-cash charges of $71.9 million for the same period in 2008. These non-cash charges primarily related to depreciation and amortization expenses, stock-based compensation, loss on minority equity investment, excess tax benefits from employee stock-based compensation, and deferred income taxes.

•	Net changes in operating assets and liabilities of $50.2 million during the three months ended March 31, 2009, compared to $72.7 million for the same period in 2008. The decrease of $22.5 million was primarily due to larger decreases in accounts payable, deferred revenue, and other accrued liabilities during the three months ended March 31, 2009, compared to the same period in 2008, partially offset by a decrease in accounts receivable. The decrease in accounts payable, deferred revenue, and other accrued liabilities is primarily due to the timing of payments and recognition of revenue. The decrease in accounts receivable in the first quarter of 2009 was greater than the decrease in accounts receivable for the same period in 2008 primarily due to the 7% decrease in total net revenues during the first quarter of 2009.
Investing Activities
For the three months ended March 31, 2009, net cash used by investing activities was $63.3 million compared to $76.0 million of net cash generated by investing activities in the three months ended March 31, 2008. The change was primarily due to an increase in purchases of available-for-sale investments based upon our investment strategy, offset by a decrease in cash proceeds from the sale and maturities of available-for-sale investments. During the first quarter of 2009, purchases of available-for-sale investments, net of sales and maturities, was $30.0 million compared to $110.9 million for the same period in 2008.
Financing Activities
Net cash used in financing activities was $114.7 million and $9.6 million for the three months ended March 31, 2009, and 2008, respectively. In the three months ended March 31, 2009, we used $119.7 million to repurchase our common stock, partially offset by cash proceeds of $22.6 million from common stock issued to employees, compared to the $53.1 million of common stock repurchases in the same 2008 period, partially offset by cash proceeds of $41.2 million from common stock issued to employees.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2009.
Contractual Obligations
Our principal commitments primarily consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 2.0 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in January 2017. As of March 31, 2009, future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $204.2 million, of which $38.7 million will be paid over the remaining nine months of 2009.
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by us place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. As of March 31, 2009, there were NCNR component orders placed by the contract manufacturers with a value of $56.6 million. The contract manufacturers use the components to build products based on our forecasts and on purchase orders that we have received from customers. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet our forecast or customer orders. As of March 31, 2009, we had accrued $32.1 million based on our estimate of such charges.

As of March 31, 2009, we had $93.4 million included in short- and long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. It is reasonably possible that we may reach agreement on certain issues and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $12.8 million within the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the additional $80.6 million in liability due to uncertainties in the timing of tax audit outcomes.
As of March 31, 2009, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a five-year $36.4 million data center hosting agreement, a three-year $22.7 million software subscription, and a joint development agreement with a third-party for development of network related technology, which requires quarterly payments of $3.5 million through January 2010. We record the payment as research and development expense in our condensed statements of operations until the technology under development has reached technological feasibility. As of March 31, 2009, $24.7 million remained unpaid under the data center hosting agreement with the remaining commitment expected to be paid through the end of April 2013 and $15.3 million remained unpaid under the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations, debt, and growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period.
However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:
•	the overall levels of sales of our products and gross profit margins;

•	our business, product, capital expenditures and research and development plans;

•	the market acceptance of our products;

•	repurchases of our common stock;

•	issuance and repayment of debt;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to future restructuring plans, if any;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our equity incentive plans; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.
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
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial net gains or losses during the three months ended March 31, 2009, and 2008, related to the sales of our investments.
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

Our sales and costs of revenues are primarily denominated in U.S. dollars. Our operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the condensed consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2009, and 2008, in other income (expense) on our condensed consolidated statements of operations. The decrease in operating expenses including research and development, sales and marketing, as well as general and administrative expenses, due to foreign currency fluctuations was approximately 3% in the three months ended March 31, 2009.
Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a publicly-traded equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The aggregate fair value of our marketable equity securities was $4.6 million and $4.4 million as of March 31, 2009, and December 31, 2008, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.
In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $10.5 million and $14.2 million as of March 31, 2009, and December 31, 2008, respectively.
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
Changes in Internal Controls
In 2007, we initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Legal Proceedings” section in Note 14 — Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.
Item 1A. Risk Factors
Factors That May Affect Future Results
Investments in equity securities of publicly-traded companies involve significant risks. The market price of our stock has historically reflected a higher multiple of expected future earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes or other factors, could trigger, and have triggered, significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including, but not limited to, the following factors, that could affect our stock price.
Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.
Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.
The factors that may affect the unpredictability of our quarterly results include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products sold, changes in geographies in which our products are sold, changing market conditions, including current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions, and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters.
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
Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion have recently resulted, and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast and manage our contract manufacturer relationships. In addition, recent turmoil in the global financial markets and associated economic weakness, or recession, particularly in the United States, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to continued reduced demand for our products and/or higher costs of production. The current economic downturn may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance, and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.
A limited number of our customers comprise a significant portion of our revenues and any decrease in revenues from these customers could have an adverse effect on our net revenues and operating results.
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for 10% of our net revenues for the three months ended March 31, 2009. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Changes in the business requirements, vendor selection, or purchasing behavior of our key customers or potential new customers could significantly decrease sales to such customers. In addition, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Any of these factors could adversely affect our business, financial condition, and results of operations.
In addition, in recent years, there has been consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc., and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of NSN, and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these acquisitions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business, financial condition, and results of operations.

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
For arrangements with multiple elements, vendor-specific objective evidence of fair value of the undelivered element is required in order to separate the components and to account for elements of the arrangement separately. Vendor-specific objective evidence of fair value is based on the price charged when the element is sold separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain vendor-specific objective evidence of fair value for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered, or if the only undelivered element is maintenance revenue, we would recognize revenue ratably over the contractual maintenance period, which is generally one year, but could be substantially longer.
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
In the SLT market, we face intense competition from a broader group of companies including appliance vendors such as Cisco, Fortinet, F5 Networks, Nortel, and Riverbed and software vendors such as CheckPoint. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.
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
Our product gross margins will vary from quarter-to-quarter, and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures.
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
If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays, which would harm our business.
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

With the current demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, including the first quarter of 2008, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.
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
We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. Each of these factors could adversely affect our business, financial condition, and results of operations.
Our success depends upon our ability to effectively plan and manage our resources and restructure our business through rapidly fluctuating economic and market conditions.
Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in research and development and other parts of our business. Conversely, during the first quarter of 2009, in response to downward trending industry and market conditions, we restructured our business and reduced our workforce, and we expect to incur additional charges in connection with further restructuring activities during the remainder of 2009. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.

We are a party to lawsuits, which are costly to investigate and defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business, financial condition, and results of operations.
We and certain of our current and former officers and current and former members of our Board of Directors are subject to various lawsuits. For example, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found in Note 14 — Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time-consuming to investigate, defend, settle, and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.
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
Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.
For example, in April 2009, we received a draft NOPA from the IRS claiming that we owe additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The incremental tax liability asserted in the draft NOPA is approximately $800 million excluding interest and penalties. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in our favor. Regardless of whether this matter is resolved in our favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

The long sales and implementation cycles for our products, as well as our expectation that some customers will sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly from quarter-to-quarter.
A customer’s decision to purchase certain of our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. In particular, customers making critical decisions regarding the design and implementation of large or next-generation networks may engage in very lengthy procurement processes that may delay or impact expected future orders. Throughout the sales cycle, we may spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer’s network environment, and the degree of hardware and operating system configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter-to-quarter.
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
We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate market requirements or to develop and introduce new products or product enhancements to meet those needs in a timely manner, such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, in the first quarter of 2008, we announced new products designed to address the Ethernet switching market, a market in which we had not had a historical presence. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. Any failure of our products to achieve market acceptance could adversely affect our business and financial results.

We rely on value-added resellers and distribution partners to sell our products, and disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in April 2007, our largest customer, Siemens, transferred its telecommunications business to a joint venture between Siemens and Nokia. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.
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
In 2007, we initiated a project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our CRM system, and ERP system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.
Litigation or claims regarding intellectual property rights may be time-consuming, expensive and require a significant amount of resources to prosecute, defend, or make our products non-infringing.
Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our products. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation, and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, financial condition, and results of operations could be materially and adversely affected.
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
We have made, and may continue to make, acquisitions in order to enhance our business. In 2005, we completed the acquisitions of five privately-held companies. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we have acquired has been, and will continue to be, a complex, time-consuming, and expensive process. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.
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
We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third-parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition, and results of operations.
Matters related to the investigation into our historical stock option granting practices and the restatement of our financial statements have resulted in litigation and regulatory proceedings, and may result in additional litigation or other possible government actions.
Our historical stock option granting practices and the restatement of our consolidated financial statements have exposed us to risks such as litigation, regulatory proceedings, and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 14 — Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard, we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concluded the SEC’s formal investigation of the Company with respect to this matter. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. We are also subject to civil litigation related to the stock option matters. No assurance can be given regarding the outcomes from litigation or other possible government actions. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or if we enter into any settlements related thereto, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, and results of operations.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our CEO, CFO, or independent registered public accounting firm determine in the future that, our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.
Regulation of the telecommunications industry could harm our operating results and future prospects.
The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could address matters such as voice over the Internet or using IP, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (“WEEE”) Directive and Restriction of Hazardous Substances (“RoHS”) Directive adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, financial condition, and results of operations.
The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.
At March 31, 2009, we had $2,005.0 million in cash and cash equivalents and $302.6 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs	Programs(1)
January 1 — January 31, 2009	802,116	$17.11	802,116	$758,387,391
February 1 — February 28, 2009	6,471,164	15.92	6,471,164	655,352,052
March 1 — March 31, 2009	202,564	14.35	202,564	652,444,946

Total	7,475,844	$16.01	7,475,844

(1)	In March 2008, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which authorized the Company to purchase up to $1.0 billion of the Company’s common stock. During the three months ended March 31, 2009, the Company repurchased and retired 7,475,844 shares of common stock at an average price of $16.01 per share under the 2008 Stock Repurchase Program. All shares of common stock purchased under the 2008 Stock Repurchase Program have been retired. Future share repurchases under the 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

10.1	Description of 2009 Annual Incentive Plan (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009)

10.2	Description of Compensatory Arrangements for Scott Kriens (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
May 8, 2009	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 8, 2009	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

10.1	Description of 2009 Annual Incentive Plan (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009)

10.2	Description of Compensatory Arrangements for Scott Kriens (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002