Form 10-Q
period 2009-06-30
JUNIPER NETWORKS INC
filed 2009-08-07
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 524,215,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of August 3, 2009.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Product	$606,959	$723,917	$1,194,822	$1,398,131
Service	179,404	155,117	355,724	303,790

Total net revenues	786,363	879,034	1,550,546	1,701,921
Cost of revenues:
Product	207,576	215,134	400,637	406,925
Service	78,385	74,147	153,836	147,192

Total cost of revenues	285,961	289,281	554,473	554,117

Gross margin	500,402	589,753	996,073	1,147,804
Operating expenses:
Research and development	183,894	186,357	369,294	357,003
Sales and marketing	170,575	190,338	351,818	376,286
General and administrative	39,175	35,609	78,386	69,243
Amortization of purchased intangible assets	3,539	7,999	7,929	33,128
Restructuring charges	7,529	—	11,758	—
Other charges	—	9,000	—	9,000

Total operating expenses	404,712	429,303	819,185	844,660

Operating income	95,690	160,450	176,888	303,144
Interest and other income, net	2,898	13,187	4,848	30,777
Loss on minority equity investments	(1,625)	(1,499)	(3,311)	(1,499)

Income before income taxes	96,963	172,138	178,425	332,422
Provision for income taxes	82,194	51,728	168,116	101,657

Net income	$14,769	$120,410	$10,309	$230,765

Net income per share:
Basic	$0.03	$0.23	$0.02	$0.44

Diluted	$0.03	$0.22	$0.02	$0.41

Shares used in computing net income per share:
Basic	523,105	528,963	523,754	526,435

Diluted	532,850	559,328	531,624	561,566

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,554,151	$2,019,084
Short-term investments	423,955	172,896
Accounts receivable, net of allowances	429,130	429,970
Deferred tax assets, net	138,326	145,230
Prepaid expenses and other current assets	49,587	49,026

Total current assets	2,595,149	2,816,206
Property and equipment, net	448,296	436,433
Long-term investments	420,498	101,415
Restricted cash	44,704	43,442
Purchased intangible assets, net	18,594	28,861
Goodwill	3,658,602	3,658,602
Long-term deferred tax assets, net	8,695	71,079
Other long-term assets	31,224	31,303

Total assets	$7,225,762	$7,187,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,529	$249,854
Accrued compensation	149,697	160,471
Accrued warranty	35,771	40,090
Deferred revenue	495,966	459,749
Income taxes payable	35,672	33,047
Other accrued liabilities	108,210	113,399

Total current liabilities	1,061,845	1,056,610
Long-term deferred revenue	152,622	130,514
Long-term income tax payable	161,050	78,164
Other long-term liabilities	33,416	20,648
Commitments and contingencies — See Note 14
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 522,682 shares and 526,752 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	5	5
Additional paid-in capital	8,881,808	8,811,497
Accumulated other comprehensive loss	(521)	(4,245)
Accumulated deficit	(3,064,463)	(2,905,852)

Total stockholders’ equity	5,816,829	5,901,405

Total liabilities and stockholders’ equity	$7,225,762	$7,187,341

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,309	$230,765
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	75,355	95,764
Stock-based compensation	67,091	50,073
Loss on minority equity investments	3,311	1,499
Change in excess tax benefit from employee stock option plans	7,197	(6,224)
Deferred income taxes	69,288	(9,411)
Other non-cash charges	—	772
Changes in operating assets and liabilities:
Accounts receivable, net	840	(44,032)
Prepaid expenses and other assets	(6,116)	2,181
Accounts payable	(10,488)	9,445
Accrued compensation	(10,774)	(2,659)
Income tax payable	37,412	39,222
Other accrued liabilities	10,796	8,506
Deferred revenue	58,325	79,543

Net cash provided by operating activities	312,546	455,444

Cash flows from investing activities:
Purchases of property and equipment, net	(79,424)	(80,847)
Purchases of available-for-sale investments	(811,449)	(214,625)
Proceeds from sales of available-for-sale investments	109,820	47,107
Proceeds from maturities of available-for-sale investments	137,050	157,324
Changes in restricted cash	(1,275)	(2,565)
Minority equity investments	(1,191)	(2,000)

Net cash used in investing activities	(646,469)	(95,606)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,678	77,095
Purchases and retirement of common stock	(169,370)	(121,275)
Net (payments) proceeds from customer financing arrangements	(5,121)	2,689
Redemption of convertible debt	—	(276)
Change in excess tax benefit from employee stock option plans	(7,197)	6,224

Net cash used in financing activities	(131,010)	(35,543)

Net (decrease) increase in cash and cash equivalents	(464,933)	324,295
Cash and cash equivalents at beginning of period	2,019,084	1,716,110

Cash and cash equivalents at end of period	$1,554,151	$2,040,405

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with conversion of the Senior Notes	$—	$399,153

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company’s adoption of SFAS 165 during the second quarter of 2009 did not affect the Company’s consolidated results of operations or financial condition.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 166”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) to eliminate the concept of the qualifying special-purpose entity (“QSPE”) from SFAS 140, removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) to QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for each entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. SFAS 166 must be applied to transfers of financial assets occurring on or after the effective date. Earlier application of SFAS 166 is prohibited. Accordingly, the Company’s transfers of financial assets will be recorded and disclosed following existing GAAP until January 1, 2010. The impact of SFAS 166 on the Company’s consolidated results of operations or financial condition will depend upon the level of activity of financial asset transfers that the Company may consummate after the effective date.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FIN 46R. FIN 46R was amended by SFAS 167 because of the elimination of the QSPE concept in SFAS 166. SFAS 167 amends the provisions on determining whether an entity is a variable interest entity and would require consolidation, as well as requires additional disclosures. SFAS 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period,

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
and for interim and annual reporting periods thereafter. Earlier application of SFAS 167 is prohibited. Accordingly, the Company will adopt SFAS 167 on January 1, 2010. The impact of SFAS 167 on the Company’s consolidated results of operations or financial condition will depend upon its involvement with variable interest entities after the adoption date.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles to be applied to financial statements of nongovernmental entities in conformity with U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect its implementation of SFAS 168 to affect its consolidated results of operations or financial condition.
In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as annual financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 did not affect the Company’s consolidated results of operations or financial condition.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP amends the accounting and disclosure requirements to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 did not affect the Company’s consolidated results of operations or financial condition.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which amends SFAS No. 157, Fair Value Measurements (“SFAS 157”) to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. In addition, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 157-4 during the second quarter of 2009 did not affect the Company’s consolidated results of operations or financial condition.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period on a weighted average basis. Dilutive potential common shares consist of shares issuable upon conversion of senior notes, if any, common shares issuable upon exercise of stock options, vesting of restricted stock units (“RSUs”), and vesting of performance shares.
The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$14.8	$120.4	$10.3	$230.8

Denominator:
Weighted-average shares used to compute basic net income per share	523.1	529.0	523.8	526.4
Effect of dilutive securities:
Shares issuable upon conversion of the Senior Notes	—	15.6	—	17.8
Employee stock awards	9.8	14.7	7.8	17.4

Weighted average shares used to compute diluted net income per share	532.9	559.3	531.6	561.6

Net income per share:
Basic	$0.03	$0.23	$0.02	$0.44

Diluted	$0.03	$0.22	$0.02	$0.41

Employee stock awards for approximately 43.5 million shares and 60.5 million shares of the Company’s common stock in the three and six months ended June 30, 2009, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and six months ended June 30, 2008, approximately 22.9 million shares and 18.7 million shares of the Company’s common stock equivalents, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash, cash equivalents, and investments (in millions):

	As of
	June 30,	December 31,
	2009	2008
Cash and cash equivalents:
Cash	$287.6	$285.9
Time deposits	124.5	125.1

Total cash	412.1	411.0
Cash equivalents:
U.S. government securities	70.2	141.8
Government-sponsored enterprise obligations	23.6	94.8
Foreign government debt securities	16.0	—
Commercial paper	132.2	90.4
Money market funds	900.1	1,281.1

Total cash equivalents	1,142.1	1,608.1

Total cash and cash equivalents	1,554.2	2,019.1

Investments:
Fixed income securities:
U.S. government securities	193.4	86.7
Government sponsored-enterprise obligations	276.9	71.9
Foreign government debt securities	47.5	—
Commercial paper	33.0	—
Corporate debt securities	284.7	110.3

Total fixed income securities	835.5	268.9
Publicly-traded equity securities	8.9	5.4

Total investments	$844.4	$274.3

Reported as:
Short-term investments	$423.9	$172.9
Long-term investments	420.5	101.4

Total	$844.4	$274.3

Fair Value As
of June 30, 2009
Due within one year	$415.0
Due between one and five years	420.5

Total fixed income securities	835.5
Publicly-traded equity securities	8.9

Total investments	$844.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Summary of Investments
The following table summarizes unrealized gains and losses related to our investments designated as trading or available-for-sale, as of June 30, 2009, (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed income securities:
U.S. government securities	$193.4	$—	$—	$193.4
Government-sponsored enterprise obligations	275.6	1.3	—	276.9
Foreign government debt securities	47.4	0.1	—	47.5
Corporate debt securities	316.7	1.2	(0.2)	317.7

Total fixed income securities	833.1	2.6	(0.2)	835.5
Publicly-traded equity securities	8.6	0.3	—	8.9

Total	$841.7	$2.9	$(0.2)	$844.4

Reported as:
Short-term investments	$423.0	$0.9	$—	$423.9
Long-term investments	418.7	2.0	(0.2)	420.5

Total	$841.7	$2.9	$(0.2)	$844.4

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Due within one year	$414.4	$0.6	$—	$415.0
Due between one and five years	418.7	2.0	(0.2)	420.5

Total fixed income securities	$833.1	$2.6	$(0.2)	$835.5
Publicly-traded equity securities	8.6	0.3	—	8.9

Total investments	$841.7	$2.9	$(0.2)	$844.4

As of June 30, 2009, the Company had approximately 32 investments that were in an unrealized loss position. As of December 31, 2008, the Company had approximately 26 investments that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Given that the Company has the ability and intent to hold each of these investments until a recovery of the fair values, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2009, and December 31, 2008. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregated its investments by category and length of time the securities have been in a continuous unrealized loss position.
The following table presents the Company’s investments in an unrealized loss position as of June 30, 2009, (in millions):

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate debt securities	$124.8	$(0.2)	$—	$—	$124.8	$(0.2)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table summarizes unrealized gains and losses related to our investments designated as trading or available-for-sale, as of December 31, 2008, (in millions):

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

Minority Equity Investments
The Company’s minority equity investments in privately-held companies are carried at cost as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its minority equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.
As of June 30, 2009, and December 31, 2008, the carrying values of the Company’s minority equity investments in privately-held companies of $11.1 million and $14.2 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. Due to events and circumstances that significantly affected the fair value of two of its minority equity investments, which are normally carried at cost, the Company measured the fair value of these minority equity investments using an analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure. As a result, during the three and six months ended June 30, 2009, the Company recognized a loss of $1.6 million and $3.3 million, respectively, due to the impairment of its minority equity investments in privately-held companies that the Company judged to be other than temporary. The Company invested $2.2 million and $2.0 million in privately-held companies during the six months ended June 30, 2009, and 2008, respectively. In addition, during the six months ended June 30, 2009, the Company had a minority equity investment of $2.0 million in a privately-held company that was acquired by a publicly-traded company.
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
Fair Value Hierarchy
The Company determines the fair values of its financial instruments based on the fair value hierarchy established in

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide the assets and liabilities, if any, measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at June 30, 2009, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
U.S. government securities	$37.7	$227.5	$—	$265.2
Government sponsored enterprise obligations	271.6	28.9	—	300.5
Foreign government debt securities	—	63.5	—	63.5
Corporate debt securities	—	284.7	—	284.7
Commercial paper	—	165.2	—	165.2
Money market funds	940.2	—	—	940.2
Publicly-traded securities	8.9	—	—	8.9
Derivative asset	—	2.0	—	2.0

Total	$1,258.4	$771.8	$—	$2,030.2

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
U.S. government securities	$26.3	$202.2	$—	$228.5
Government sponsored enterprise obligations	71.9	94.8	—	166.7
Corporate debt securities	—	110.3	—	110.3
Commercial paper	—	90.4	—	90.4
Money market funds	1,281.1	—	—	1,281.1
Publicly-traded securities	5.4	—	—	5.4
Derivative asset	—	2.6	—	2.6

Total	$1,384.7	$500.3	$—	$1,885.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets measured at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows (in millions):

	Fair Value Measurements at June 30, 2009, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents	$900.1	$242.0	$—	$1,142.1
Short-term investments	185.9	238.0	—	423.9
Long-term investments	132.3	288.2	—	420.5
Prepaid expenses and other assets	40.1	3.6	—	43.7

Total	$1,258.4	$771.8	$—	$2,030.2

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents	$1,281.1	$327.0	$—	$1,608.1
Short-term investments	57.1	115.8	—	172.9
Long-term investments	46.5	54.9	—	101.4
Prepaid expenses and other current assets	—	2.6	—	2.6

Total	$1,384.7	$500.3	$—	$1,885.0

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets and liabilities, if any, that were measured at fair value on a nonrecurring basis and the impairment charges recorded to loss on minority equity investments (in millions):

Fair Value Measurements Using
					Impairment	Impairment
					Charges for	Charges for
		Quoted Prices in	Significant Other	Significant Other	the Three	the Six
		Active Markets	Observable	Unobservable	Months	Months
	Fair Value as of	For Identical	Remaining	Remaining	Ended	Ended
Description:	June 30, 2009	Assets	Inputs	Inputs	June 30, 2009	June 30, 2009
		(Level 1)	(Level 2)	(Level 3)
Minority equity investments	$1.7	$—	$—	$1.7	$(1.6)	$(3.3)

Total measured at fair value	$1.7	$—	$—	$1.7	$(1.6)	$(3.3)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company’s Level 3 asset activities during the three and six months ended June 30, 2009, (in millions):

	Minority Equity Investments
	Three Months	Six Months
Description:	Ended June 30,	Ended June 30,
	2009	2009
Beginning balance	$1.2	$—
Transfers in to Level 3	2.1	5.0
Total loss recognized in statements of operations	(1.6)	(3.3)

Ending balance	$1.7	$1.7

Due to events and circumstances that significantly affected the fair value of two of its minority equity investments, which are normally carried at cost, the Company measured the fair value of these minority equity investments using an analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $1.6 million and $3.3 million during the three and six months ended June 30, 2009, respectively, and classified the investments as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity.
Note 6. Goodwill and Purchased Intangible Assets
Goodwill
The following table presents goodwill by segment as of June 30, 2009, (in millions):

Segments	June 30, 2009
Infrastructure	$1,500.5
Service Layer Technologies	2,158.1

Total	$3,658.6

There were no changes to goodwill during the three and six months ended June 30, 2009.
Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of June 30, 2009:
Technologies and patents	$380.0	$(373.0)	$7.0
Other	68.9	(57.3)	11.6

Total	$448.9	$(430.3)	$18.6

As of December 31, 2008:
Technologies and patents	$379.6	$(365.4)	$14.2
Other	68.9	(54.3)	14.6

Total	$448.5	$(419.7)	$28.8

Amortization of purchased intangible assets of $4.9 million and $9.4 million were included in operating expenses and cost of product revenues for the three months ended June 30, 2009, and 2008, respectively, and $10.6 million and $30.9 million were included in operating expenses and cost of product revenues for the six months ended June 30, 2009, and 2008, respectively. In addition, during the six months ended June 30, 2008, the Company recorded an

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
impairment charge of $5.0 million, included in its amortization of purchased intangible assets, due to the phase out of its DX products. There was no impairment charge with respect to the purchased intangible assets in the three and six months ended June 30, 2009.
The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2009 (remaining six months)	$4.8
2010	4.0
2011	2.1
2012	1.2
2013	1.1
Thereafter	5.4

Total	$18.6

Note 7. Other Financial Information
Restricted Cash
As of June 30, 2009, and December 31, 2008, restricted cash was $44.7 million and $43.4 million, respectively, which consisted of escrow accounts required by certain acquisitions completed in 2005, the India Gratuity Trust, which covers statutory severance obligations in the event of termination of the Company’s India employees who have provided five or more years of continuous service, and the Directors & Officers (“D&O”) indemnification trust.
Warranties
The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the Company’s condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$37.5	$41.3	$40.1	$37.5
Provisions made during the period, net	8.8	7.0	18.6	12.2
Change in estimate	(1.2)	—	(3.3)	—
Actual costs incurred during the period	(9.3)	(6.5)	(19.6)	(7.9)

Ending balance	$35.8	$41.8	$35.8	$41.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Revenue
Details of the Company’s deferred revenue were as follows (in millions):

	As of
	June 30,	December 31,
	2009	2008
Deferred product revenue:
Deferred gross product revenue	$305.9	$268.0
Deferred cost of product revenue	(128.3)	(110.0)

Deferred product revenue, net	177.6	158.0
Deferred service revenue	471.0	432.3

Total	$648.6	$590.3

Reported as:
Current	$496.0	$459.8
Long-term	152.6	130.5

Total	$648.6	$590.3

Restructuring Liabilities
During the first half of 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The restructuring plan included a restructuring of certain business functions that resulted in a reduction of workforce and facilities. The Company recorded $7.5 million and $11.8 million in restructuring charges during the three and six months ended June 30, 2009, associated with the 2009 Restructuring Plan. The Company paid $0.7 million and $3.2 million for severance related charges associated with the 2009 Restructuring Plan during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, the Company incurred no restructuring charges and paid an immaterial amount associated with past restructuring plans. As of June 30, 2009, the restructuring liability was $6.8 million.
Restructuring charges were based on the Company’s restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
Other Charges
In the three and six months ended June 30, 2008, the Company accrued $9.0 million as other charges for the settlement of its derivative lawsuits. The Company did not record any amounts as other charges in the three and six months ended June 30, 2009.
Interest and Other Income, Net
Interest and other income, net, consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income and expense, net	$1.6	$13.5	$3.7	$31.8
Other income and expense, net	1.3	(0.3)	1.1	(1.0)

Total interest and other income, net	$2.9	$13.2	$4.8	$30.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Interest income and expense, net, primarily includes interest income from the Company’s cash, cash equivalents, and investments as well as interest expense from customer financing arrangements. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses such as bank fees.
Note 8. Financing Arrangements
The Company has customer financing arrangements to sell its accounts receivable to a major third-party financing provider. The program does not, and is not intended to, affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. In these transactions with the financing provider, the Company has surrendered control over the transferred assets. The accounts receivable have been isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.
Pursuant to the receivable financing arrangements for the sale of receivables, the Company sold net receivables of $81.1 million and $108.2 million during the three months ended June 30, 2009, and 2008, respectively, and $172.3 million and $167.0 million during the six months ended June 30, 2009, and 2008, respectively. During the three months ended June 30, 2009, and 2008, the Company received cash proceeds of $80.2 million and $77.8 million, respectively, and $175.7 million and $132.1 million during the six months ended June 30, 2009, and 2008, respectively, from the financing provider. The amount owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of June 30, 2009, and December 31, 2008, was $66.7 million and $73.9 million, respectively.
The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing pursuant to FASB Emerging Issues Task Force Issue 88-18, Sales of Future Revenues. As of June 30, 2009, and December 31, 2008, the estimated amounts of cash received from the financing provider that has not been recognized as revenue were $27.9 million and $33.0 million, respectively.
Note 9. Derivative Instruments
The Company accounts for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The Company uses derivatives partially to offset its market exposure to fluctuations in certain foreign currencies. The Company does not enter into derivatives for speculative or trading purposes.
Cash Flow Hedges
The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company’s planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges under SFAS 133. Execution of these cash flow hedge derivatives typically occurs every month with maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2009, and the comparable periods in 2008 in interest and other income, net on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into income within the next 12 months.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Designated Hedges
The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment under SFAS 133. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately two months.
The following table summarizes the total fair value of the Company’s derivative instruments as of June 30, 2009, (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Other current assets	$2.2	Other current liabilities	$0.3

Total derivatives designated as hedging instruments under SFAS 133		$2.2		$0.3

The Company has no non-designated derivatives under SFAS 133 as of June 30, 2009.
The following represents the Company’s top three outstanding derivative positions by currency as of June 30, 2009, (in millions):

	Buy	Buy	Buy
Foreign currency forward contracts:	EUR	GBP	INR

Notional amount of foreign currency	32.7	11.9	1,427.7
U.S dollar equivalent	$44.7	$18.6	$28.8
Weighted average maturity	2 months	2 months	2 months
The effective portion of the Company’s derivative instruments on its condensed consolidated statements of operations during the three and six months ended June 30, 2009, was as follows (in millions):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
		Location of			Location of
		Gain	Gain		Loss	Loss
		Reclassified	Reclassified		Reclassified	Reclassified
		from	from		from	from
		Accumulated	Accumulated		Accumulated	Accumulated
	Gain	Other	Other	Loss	Other	Other
	Recognized in	Comprehensive	Comprehensive	Recognized in	Comprehensive	Comprehensive
	Accumulated	Loss to	Loss to	Accumulated	Loss to	Loss to
	Other	Statements of	Statements of	Other	Statements of	Statements of
	Comprehensive	Operations	Operations	Comprehensive	Operations	Operations
	Loss (Effective	(Effective	(Effective	Loss (Effective	(Effective	(Effective
	Portion)	Portions)	Portion)	Portion)	Portions)	Portion)
Foreign exchange forward contracts	$5.1	Operating expense	$1.0	$(0.7)	Operating expense	$(1.7)

Total	$5.1		$1.0	$(0.7)		$(1.7)

The ineffective portion of the Company’s derivative instruments on its condensed consolidated statements of operations was immaterial during the three and six months ended June 30, 2009.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Gains on the Company’s non-designated derivative instruments recognized in its condensed consolidated statements of operations during the three and six months ended June 30, 2009, was as follows (in millions):

		Three Months	Six Months
		Ended June 30,	Ended June 30,
		2009	2009
	Location of Gain in	Gain Recognized	Gain Recognized
	Statements of	in Statements of	in Statements of
	Operations	Operations	Operations
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Other income, net	$3.8	$3.2

Total		$3.8	$3.2

Note 10. Stockholders’ Equity
Stock Repurchase Activities
In March 2008, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which authorized the Company to purchase up to $1.0 billion of its common stock. Under this program, the Company repurchased approximately 2.2 million shares of its common stock, at an average price of $22.73 per share for a total purchase price of $49.5 million in the three months ended June 30, 2009, and approximately 9.7 million shares of its common stock at an average price of $17.52 per share for a total purchase price of $169.2 million in the six months ended June 30, 2009. As of June 30, 2009, the Company has repurchased and retired approximately 19.4 million shares of common stock under the 2008 Stock Repurchase Program and the program had remaining authorized funds of $602.9 million.
All shares of common stock purchased under the 2008 Stock Repurchase Program have been retired. Future share repurchases under the Company’s 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
Comprehensive Income
Comprehensive income consists of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$14.8	$120.4	$10.3	$230.8
Change in net unrealized gains (losses) on investments, net of tax of nil	6.2	(3.9)	2.6	(3.4)
Change in foreign currency translation adjustment, net of tax of nil	11.6	(1.6)	1.1	0.9

Total comprehensive income	$32.6	$114.9	$14.0	$228.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

Six Months
Ended
June 30, 2009
Balance, December 31, 2008	$(2,905.8)
Retirement of common stock	(168.9)
Net income	10.3

Balance, June 30, 2009	$(3,064.4)

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Plans Assumed Upon Acquisition
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of June 30, 2009, there were approximately 2.4 million common shares subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of June 30, 2009, and December 31, 2008. There were no restricted stock repurchases during the three and six months ended June 30, 2009, and 2008.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Stock Option Activities
A summary of the Company’s stock option activity and related information as of and for the six months ended June 30, 2009, is set forth in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2009	73,637	$21.24
Options granted	7,593	15.43
Options canceled	(1,178)	21.94
Options exercised	(2,867)	11.31
Options expired	(941)	22.69

Balance at June 30, 2009	76,244	$21.28	4.7	$345,253

As of June 30, 2009:
Vested or expected-to-vest options	67,624	$21.36	4.6	$308,332
Exercisable options	48,578	21.76	4.0	222,599
In the three and six months ended June 30, 2009, the Company granted stock options covering approximately 0.5 million and 7.6 million shares of common stock, respectively, under the 2006 Plan. Total fair value of options vested for the three and six months ended June 30, 2009, was $18.6 million and $43.6 million, respectively.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $23.60 as of June 30, 2009, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $20.3 million and $27.2 million for the three and six months ended June 30, 2009, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Restricted Stock Units and Performance Share Awards Activities
RSUs generally vest over a period of three to five years from the date of grant and performance share awards generally vest from 2009 through 2012 provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and performance share awards do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The following table summarizes information about the Company’s RSUs and performance share awards as of and for the six months ended June 30, 2009:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant-Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2009	6,692	$24.59
RSUs and performance share awards granted	3,607	15.30
RSUs and performance share awards vested	(1,127)	20.33
RSUs and performance share awards canceled	(488)	23.79

Balance at June 30, 2009	8,684	$21.34	1.9	$204,935

As of June 30, 2009:
Vested and expected-to-vest RSUs and performance share awards	5,651	$21.41	1.8	$133,369
In the three months ended June 30, 2009, the Company granted RSUs and performance share awards covering approximately 0.1 million and 0.1 million shares of common stock, respectively, under the 2006 Plan. In the six months ended June 30, 2009, the Company granted RSUs and performance share awards covering approximately 1.4 million and 2.2 million shares of common stock, respectively, under the 2006 Plan. During the three and six months ended June 30, 2009, RSUs and performance share awards covering approximately 0.1 million and 1.1 million shares of common stock, respectively, vested.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of the Juniper Networks 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The 1999 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first or last trading day of the applicable offering period. Employees purchased approximately 1.6 million shares of common stock through the 1999 Purchase Plan at an average price of $12.04 per share in the six months ended June 30, 2009. Employees purchased approximately 0.7 million shares of common stock through the 1999 Purchase Plan at an average price of $23.08 per share in the six months ended June 30, 2008. Effective February 1, 2009, immediately following the conclusion of the offering period ended January 30, 2009, the 1999 Purchase Plan was discontinued, and no shares remained available for future issuance under such plan.
In May 2008, the Company’s stockholders approved the adoption of the Juniper Networks 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”). The 2008 Purchase Plan replaced the 1999 Purchase Plan, which

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Shares Available for Grant
The following table presents the total number of shares available for grant under the 2006 Plan as of June 30, 2009:

Number of
Shares (in
thousands)
Balance at January 1, 2009	28,589
RSUs and performance share awards granted (1)	(7,575)
Options granted	(7,593)
RSUs canceled (1)	965
Options canceled (2)	1,178
Options expired (2)	930

Balance at June 30, 2009	16,494

(1)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award.

(2)	Canceled or expired options under the 1996 Plan and the 2000 Plan and the stock plans of the acquired companies are no longer available for future grant under such plans.
Common Stock Reserved for Future Issuance
As of June 30, 2009, the Company had reserved an aggregate of approximately 113.4 million shares of common stock for future issuance under its stock option plans and the 2008 Purchase Plan.
Stock-Based Compensation Expense
SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) requires the use of a valuation technique, such as an option-pricing model, to calculate the fair value of stock option awards and common shares issues under the 1999 and 2008 Purchase Plans. The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, risk-free interest rate, expected life, and dividend yield. The expected volatility is based on the implied volatility of market-traded options on the Company’s common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
applicable equity awards. The Company has elected to use a BSM option-pricing model that incorporates a Monte Carlo simulation to calculate the fair value of stock-based awards issued under the amended equity award agreements.
The assumptions used and the resulting estimates of fair value for employee stock options during the three and six months ended June 30, 2009, and 2008, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee Stock Options:
Volatility factor	49% - 52%	43% - 46%	49% - 58%	43% - 48%
Risk-free interest rate	0.5% - 2.9%	1.7% - 4.0%	0.4% -2.9%	1.7% - 4.4%
Expected life (years)	4.3 - 5.8	3.6 - 5.7	4.3 - 5.8	3.6 - 5.7
Dividend yield	—	—	—	—
Fair value per share	$7.54 - $10.49	$8.32 - $10.60	$6.02 - $10.49	$8.32 - $10.88
The assumptions used and the resulting estimates of weighted average fair value per share under the employee stock purchase plan during the three and six months ended June 30, 2009, and 2008, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan:
Volatility factor	58%	48%	58%	48%
Risk-free interest rate	0.4%	2.2%	0.4%	2.2%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$4.51	$7.83	$4.51	$7.83
The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of the Company’s common stock at the date of grant, ratably over the period during which the restrictions lapse. In addition, the Company estimates stock compensation expense for its performance share awards based on the vesting criteria and only recognized expense for the portions of such awards for which annual targets have been set. The weighted average fair value per share of RSUs and performance share awards granted during these periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average fair value per share:
RSUs	$22.66	$24.79	$15.56	$25.24
Performance share awards	$18.42	$24.48	$15.12	$25.10
The Company’s stock-based compensation expense associated with stock options, employee stock purchases, RSUs, and performance share awards is recorded in the following cost and expense categories for the three and six months ended June 30, 2009, and 2008, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenues — Product	$0.9	$0.7	$1.9	$1.5
Cost of revenues — Service	2.8	2.2	5.6	4.6
Research and development	15.0	12.0	29.7	22.2
Sales and marketing	10.3	9.1	20.2	15.8
General and administrative	4.5	3.3	9.7	6.0

Total	$33.5	$27.3	$67.1	$50.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense related to employee stock options in the amount of $20.7 million and $39.5 million, respectively, and during the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense related to employee stock options in the amount of $15.1 million and $27.4 million, respectively. As of June 30, 2009, approximately $151.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options will be recognized over a weighted average period of approximately 2.8 years.
During the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense related to its employee stock purchase plans in the amount of $3.6 million and $7.6 million, respectively, and during the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense related to its employee stock purchase plans in the amount of $3.1 million and $6.6 million, respectively.
The Company recognized stock compensation expense of $9.2 million and $20.0 million for the three and six months ended June 30, 2009, and $9.1 million $16.1 million for the three and six months ended June 30, 2008, respectively, in connection with RSUs and performance share awards. As of June 30, 2009, approximately $66.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards will be recognized over a weighted-average period of approximately 2.6 years.
401(k) Plan
Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001. Effective January 1, 2007, the Company matches 25% of all eligible employee contributions up to an annual maximum of $3,750. All matching contributions vest immediately. In the three and six months ended June 30, 2009, the Company’s matching contributions to the plan totaled $3.2 million and $7.0 million, respectively. In the three and six months ended June 30, 2008, the Company’s matching contributions to the plan totaled $3.1 million and $6.5 million, respectively.
Deferred Compensation Plan
In July 2008, the Company formed a non-qualified deferred compensation plan (“NQDC”) plan, which is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The plan assets are included within investments and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense are recorded in the consolidated results of operations. The deferred compensation liability under this plan was approximately $3.3 million and $1.0 million as of June 30, 2009, and December 31, 2008, respectively.
Note 12. Segments
The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. The Company’s operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). The Infrastructure segment includes products from the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
systems and appliances, dynamic services gateways, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention appliances (“IDP”), the J-series router product family and wide area network (“WAN”) optimization platforms.
The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. In the three and six months ended June 30, 2009, and 2008, the CODM did not allocate certain miscellaneous expenses to its segments even though such expenses were included in the Company’s management operating income.
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
The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Infrastructure:
Product	$469.9	$575.9	$924.2	$1,104.6
Service	114.1	96.5	226.9	189.7

Total Infrastructure revenues	584.0	672.4	1,151.1	1,294.3
Service Layer Technologies:
Product	137.1	148.0	270.6	293.5
Service	65.3	58.6	128.8	114.1

Total Service Layer Technologies revenues	202.4	206.6	399.4	407.6

Total net revenues	786.4	879.0	1,550.5	1,701.9
Operating income:
Infrastructure	119.9	195.1	231.8	386.6
Service Layer Technologies	22.2	12.3	35.3	18.5

Total segment operating income	142.1	207.4	267.1	405.1
Other corporate (1)	—	—	—	(4.7)

Total management operating income	142.1	207.4	267.1	400.4
Amortization of purchased intangible assets	(5.0)	(9.4)	(10.7)	(35.9)
Stock-based compensation expense	(33.5)	(27.3)	(67.1)	(50.1)
Stock-based payroll tax expense	(0.4)	(1.2)	(0.7)	(2.3)
Restructuring charges	(7.5)	—	(11.7)	—
Other charges	—	(9.0)	—	(9.0)

Total operating income	95.7	160.5	176.9	303.1
Interest and other income, net	2.9	13.1	4.8	30.8
Loss on minority equity investments	(1.6)	(1.5)	(3.3)	(1.5)

Income before income taxes	$97.0	$172.1	$178.4	$332.4

(1)	Other corporate charges include severance and related costs associated with workforce-rebalancing activities, which are not included in business segment results.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Depreciation expense allocated to the Infrastructure segment was $22.9 million and $45.0 million in the three and six months ended June 30, 2009, respectively, and $21.4 million and $41.6 million in the three and six months ended June 30, 2008, respectively. The depreciation expense allocated to the SLT segment was $10.0 million and $19.7 million in the three and six months ended June 30, 2009, respectively, and $9.6 million and $18.3 million in the three and six months ended June 30, 2008, respectively.
The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Americas:
United States	$350.3	$324.6	$665.0	$714.0
Other	40.6	64.0	85.5	92.6

Total Americas	390.9	388.6	750.5	806.6
Europe, Middle East and Africa	232.0	285.6	455.2	525.7
Asia Pacific	163.5	204.8	344.8	369.6

Total	$786.4	$879.0	$1,550.5	$1,701.9

During the three and six months ended June 30, 2009, no single customer accounted for greater than 10.0% or more of the Company’s net revenues. Nokia — Siemens Networks B.V. (“NSN”) accounted for 10.4% of the Company’s net revenues for the three months ended June 30, 2008, and no single customer accounted for 10.0% or more of the Company’s net revenues for the six months ended June 30, 2008.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of June 30, 2009, and December 31, 2008. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 13. Income Taxes
The Company recorded tax provisions of $82.2 million and $51.7 million for the three months ended June 30, 2009, and 2008, or effective tax rates of 85% and 30%, respectively. The Company recorded tax provisions of $168.1 million and $101.7 million for the six months ended June 30, 2009, and 2008, or effective tax rates of 94% and 31%, respectively. The effective tax rate for the three months ended June 30, 2009, differs from the federal statutory rate of 35% and the rate for the same period in 2008 primarily due to a $52.1 million income tax charge resulting from a change in the Company’s estimate of unrecognized tax benefits related to share-based compensation. This change in estimate was a result of the decision by the U.S. Court of Appeals for the Ninth Circuit (“the Court”) in Xilinx Inc. v. Commissioner discussed below. The effective tax rate for the six months ended June 30, 2009, differs from the federal statutory rate of 35% and the rate for the same period in 2008, primarily due to two income tax charges: the $52.1 million related to the Court’s decision; and $61.8 million recorded in the three months ended March 31, 2009, which resulted from changes in California income tax laws that were enacted during the Company’s first quarter of 2009. The effective rate impact from these charges was partially offset by the federal Research and Development (“R&D”) credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates during the three and six months ended June 30, 2009. The effective tax rate for the three and six months ended June 30, 2008, differed from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.
On May 27, 2009, the Court’s decision in Xilinx v. Commissioner overturned a 2005 U.S. Tax Court ruling. While Juniper Networks, Inc. was not a named party to the case, the Court’s decision impacts a tax position of the

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Company for certain years prior to fiscal 2004. The Court’s decision changes the tax treatment for determining the allocable transfer price of share-based compensation expenses related to a company’s intangible development costs as the Court held that related parties must share stock option costs. In light of the Court’s decision, the Company changed its estimate of the tax benefit recognized under its prior tax position and has determined that it is not more likely than not that such benefit will be sustained. The case is subject to further appeal and any changes in the Court’s findings could impact the Company’s gross unrecognized tax benefits.
The gross unrecognized tax benefits increased by approximately $74.1 million for the six months ended June 30, 2009, of which $24.5 million, if recognized, would affect the effective tax rate. Interest and penalties accrued for the six months ended June 30, 2009, were approximately $8.4 million. Approximately $75.9 million of the increase, including interest and penalties, occurred during the three months ended June 30, 2009, and is related to the Court’s decision referenced above.
The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2004 tax year, the Indian tax authorities for the 2004 tax year, and has received an inquiry from the Hong Kong tax authorities for the 2002 through 2006 tax years. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of June 30, 2009.
In 2008, as part of the on-going 2004 IRS audit, the Company received a proposed adjustment related to the Company’s business credit carry-forwards, which if agreed, would reduce its business credit carry-forwards. As part of this same audit, in July 2009 the Company received a proposed adjustment related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. In March 2009, the Company received an assessment from the Hong Kong tax authorities specifically related to an inquiry of the 2002 tax year. In December 2008, the Company received a proposed adjustment from the Indian tax authorities related to the 2004 tax year. The Company is pursuing all available administrative procedures relative to these matters. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its financial condition and results of operations. For more information, please see Note 14 — Commitments and Contingencies under the heading “IRS Notices of Proposed Adjustments.”
The Company does not expect complete resolution of any IRS, or other audits in significant foreign or state jurisdictions within the next 12 months. However, it is reasonably possible that the Company may reach agreement with certain issues and as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $12.8 million within the next 12 months.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 14. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of June 30, 2009, (in millions):

	Total	2009	2010	2011	2012	2013	Thereafter	Other
Operating leases	$195.0	$26.7	$51.4	$43.7	$37.1	$20.6	$15.5	$—
Sublease rental income	(0.9)	(0.3)	(0.6)	—	—	—	—	—
Purchase commitments	89.2	89.2	—	—	—	—	—	—
Tax liabilities	161.1	—	—	—	—	—	—	161.1
Other contractual obligations	51.1	12.8	17.3	13.5	5.6	1.9	—	—

Total	$495.5	$128.4	$68.1	$57.2	$42.7	$22.5	$15.5	$161.1

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in January 2017. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $194.1 million as of June 30, 2009. Rent expense for the three months ended June 30, 2009, and 2008 was $14.3 million and $14.7 million, respectively, and $28.3 million and $28.9 million for the six months ended June 30, 2009, and 2008, respectively.
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of June 30, 2009, there were NCNR component orders placed by the contract manufacturers with a value of $89.2 million. The contract manufacturers use the components to build products based on the Company’s forecasts and on purchase orders the Company has received from customers. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of June 30, 2009, the Company had accrued $32.0 million based on its estimate of such charges.
Tax Liabilities
As of June 30, 2009, the Company had $161.1 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $161.1 million in liability due to uncertainties in the timing of tax audit outcomes.
Other Contractual Obligations
As of June 30, 2009, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a five-year $36.4 million data center hosting agreement, a three-year $22.7 million software subscription, and a joint development agreement with a third-party for development of network-related technology, which requires quarterly payments of $3.5 million through January 2010. The Company records the payment as research and development expense in its condensed consolidated statements of operations until the technology under development has reached technological feasibility. Pursuant to the joint development agreement, in exchange for each party’s respective contributions to the development effort as well as the consideration payable by the Company, each party will obtain a license to the technology that result from the development for use in certain of their respective product lines. As of June 30, 2009, $23.1 million remained unpaid under the data center hosting agreement with the remaining commitment expected to be paid through the end of April 2013 and $15.3 million remained unpaid under

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011.
Guarantees
The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer financing arrangements, and standby letters of credit for certain lease facilities. As of June 30, 2009, the Company had $34.2 million in guarantees and standby letters of credit and has recorded a liability of $15.9 million related to a third-party customer financing guarantee. As of December 31, 2008, the Company had not recorded a liability related to its guarantees and indemnification arrangements.
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
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly- traded securities from July 12, 2001, through and including August 10, 2006. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008, the Court issued an order granting in part and denying in part the defendants’ motion to dismiss. The order dismissed with prejudice plaintiffs’ section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend, plaintiffs’ section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs’ remaining claims. The plaintiffs did not amend their complaint. The defendants filed their answer on June 23, 2008. On March 2, 2009, the plaintiffs filed a motion seeking class certification for a modified plaintiff class of all persons who purchased or otherwise acquired Juniper Networks’ publicly-traded securities from July 11, 2003, through August 10, 2006. The defendants filed their opposition to the motion for class certification on June 1, 2009. Plaintiffs’ reply in support of the motion for class certification is due on August 7, 2009.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Calamore Proxy Statement Action
On March 28, 2007, an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, the plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and the plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying the plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. The plaintiff filed an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. On August 13, 2008, the Court issued an order granting the defendants’ motion to dismiss with prejudice, and entered final judgment in favor of defendants. On September 9, 2008, the plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. The plaintiff filed her opening appellate brief on January 26, 2009, and defendants filed their answering brief on March 11, 2009. The plaintiff filed her reply brief on April 24, 2009. No decision has been issued yet by the Court of Appeals.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The parties have reached a global settlement of the litigation. Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of the settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval.
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
Menlo Equities
In December 2008, Menlo Equities Development Company II, LLC (“Menlo Equities”) initiated in an arbitration proceeding against the Company. Menlo Equities and the Company are members of Menlo/Juniper Networks LLC and are parties to an Operating Agreement and a Development Services Agreement relating to certain real estate in Sunnyvale, California purchased in 2000. The dispute relates to whether the Company would be obligated to pay Menlo Equities certain fees under the agreements, if and when the real estate is developed or sold. Menlo Equities has asserted that it is entitled to immediate payment of damages of approximately $29.0 million plus attorney’s fees as a result of a repudiation and breach of the agreements. The Company denies Menlo Equities’ allegations. An arbitration hearing was conducted in June 2009 and the decision of the arbitrator is expected in August 2009.
IRS Notices of Proposed Adjustments
In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. As of June 30, 2009, the IRS has not yet concluded its examinations of these returns. In September 2008, as part of its on-going audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company’s business credits. The Company is considering its response to the proposed adjustment. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to this proposed adjustment and the ultimate resolution of this matter is unlikely to have a material effect on the Company’s consolidated financial condition and results of operations.
In July 2009, the Company received a NOPA from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The asserted changes to the Company’s 2004 tax year would impact the Company’s income tax liabilities in tax years subsequent to 2003. As a result of the NOPA, the estimated incremental tax liability would be approximately $807.0 million, excluding interest and penalties. The Company intends to file a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that its previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether this matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes it has provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company has not reached a final resolution with the IRS on an adjustment the IRS proposed for the 1999 and 2000 tax years. The Company is also under routine examination by certain state and non-U.S. tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.
Note 15. Subsequent Event
Stock Repurchases
Subsequent to June 30, 2009, through the filing of this report, the Company repurchased and retired approximately 1.7 million shares of its common stock for approximately $40.9 million under its 2008 Stock Repurchase program at an average purchase price of $24.43 per share. The Company’s 2008 Stock Repurchase Program had remaining authorized funds of $562.0 million as of the report filing date. Purchases under the Company’s 2008 Stock Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically our most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

Executive Overview
Compared to the same periods in 2008, our performance for the second quarter and first half of 2009 reflects continued weakness in market demand for networking and security products, primarily due to our customers’ reaction to the weakened global economy. The decrease in revenues was primarily due to the slowdown in the U.S., Europe, Middle East, and Africa (“EMEA”) and Asia Pacific (“APAC”) service provider market, partially offset by modest revenue growth in the U.S. enterprise market. In the second quarter of 2009, we continue to control operating costs as we navigate this challenging economic period.
The following table provides an overview of our key financial metrics for the three and six months ended June 30, 2009, and 2008:

(In millions, except per share	Three Months Ended June 30,				Six Months Ended June 30,
amounts and percentages)	2009	2008	$ Change	%Change	2009	2008	$ Change	%Change
Net revenues	$786.4	$879.0	$(92.6)	(11%)	$1,550.5	$1,701.9	$(151.4)	(9%)

Operating income	$95.7	$160.5	(64.8)	(40%)	$176.9	$303.1	$(126.2)	(42%)
Percentage of net revenues	12.2%	18.3%			11.4%	17.8%
Net income	$14.8	$120.4	(105.6)	(88%)	$10.3	$230.8	$(220.5)	(96%)
Percentage of net revenues	1.9%	13.7%			0.7%	13.6%
Net income per share
Basic	$0.03	$0.23	$(0.20)	(87%)	$0.02	$0.44	$(0.42)	(95%)

Diluted	$0.03	$0.22	$(0.19)	(86%)	$0.02	$0.41	$(0.39)	(95%)

•	Net revenues: Our net revenues decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to reduced demand for our products particularly in the Infrastructure segment, which is consistent with the macroeconomic environment. Net revenues decreased in the EMEA and APAC regions, partially offset by an increase in the Americas region, in the three months ended June 30, 2009, compared to the same period in 2008. Net revenues decreased in all regions in the six months ended June 30, 2009, compared to the same period in 2008. Net revenues from enterprise customers increased 13% while net revenues from service providers decreased 20% in the three months ended June 30, 2009, compared to the same period in 2008. In the six months ended June 30, 2009, net revenues from enterprise customers increased 13% while net revenues from service providers decreased 17%, compared to the same period in 2008.
•	Operating Income: Our operating income as well as operating margin as a percentage of net revenues decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008. These decreases were, in large part, due to the decrease in revenues, partially offset by our efforts to control expenses and improve efficiencies in the three and six months ended June 30, 2009, compared to the same periods in 2008.
•	Net Income and Net Income Per Share: The decrease in net income in the three months ended June 30, 2009, compared to the same period in 2008, is primarily due to a decrease in revenue and a non-recurring income tax charge of $52.1 million related to the treatment of stock-based compensation expense in transfer pricing arrangements for certain U.S. multinational companies due to a federal appellate court ruling in a matter to which we were not a named party in the second quarter of 2009. The decrease in net income in the six months ended June 30, 2009, compared to the same period in 2008, is primarily due to a decrease in revenue and a non-recurring income tax charge of $52.1 million in the second quarter of 2009, and a $61.8 million non-cash charge related to the impairment of certain net deferred tax assets resulting from a change in California income tax law enacted during the first quarter of 2009.
•	Other Financial Highlights: Total deferred revenue increased $55.8 million in the six months ended June 30, 2009, compared to the same period in 2008, primarily due to the growth in our installed equipment base for maintenance and customer support contracts. During the six months ended June 30, 2009, cash and cash equivalents decreased $464.9 million, primarily resulting from purchases, net of sales and maturities, of $564.6 million of available-for-sale investments and the repurchase of $169.2 million of our common stock as part of our 2008 Stock Repurchase Program, partially offset by cash provided by our operations of $312.5 million.

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
In the three months ended June 30, 2009, we continued to deliver new and innovative, high-performance network infrastructure solutions. We announced a significant technological advance with 100 Gigabit Ethernet interface cards for our T1600 core router and also announced expansion of our Intelligent Services Edge offerings to enhance our customers’ ability to deliver voice, video and other multimedia services. We also announced our next-generation network (“NGN”) infrastructure for the distributed enterprise that includes four new models of our SRX family of dynamic services gateways as well as the new EX 2200 switching platform. Our Ethernet switching portfolio also added the EX8216, a high-capacity modular switching platform designed for deployment in large enterprise data centers.
The recent weakness in the global economy has affected the purchasing behavior of our customers, particularly among service providers, and caused delays or reductions in purchase decisions, which led to lower revenues in our second quarter of 2009 compared to the same period of 2008, as well as limited visibility regarding future business. If economic growth in the U.S. and other countries’ economies continues to decline and/or fails to recover, our customers may further delay or reduce their purchases, which could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. We continue to plan to both invest in key research and development projects that we believe will lead to future growth and remain focused on continuing our efforts to contain other costs and allocate resources effectively.
Stock Repurchase Activity
Our Board approved a stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”), which authorized us to purchase up to $1.0 billion of our common stock. Under this program, we repurchased approximately 2.2 million shares of our common stock at an average price of $22.73 per share for a total purchase price of $49.5 million in the three months ended June 30, 2009, and approximately 9.7 million shares of our common stock at an average price of $17.52 per share for a total purchase price of $169.2 million in the six months ended June 30, 2009. As of June 30, 2009, we have repurchased and retired approximately 19.4 million shares of common stock under the 2008 Stock Repurchase Program and the program had remaining authorized funds of $602.9 million.
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
Nature of Expenses
Employee-related costs have historically been the primary driver of our operating expenses, and we expect this trend to continue. Employee-related costs include items such as wages, commissions, bonuses, vacation, benefits, stock-based compensation, and travel. We increased our headcount by 7% to 7,020 employees as of June 30, 2009, from 6,531 employees as of June 30, 2008, primarily in the research and development organization. The headcount growth has increased primarily in regions with lower operating costs per employee. Our headcount increased slightly by 6 employees in the first six months of 2009, primarily due to our continued effort to manage operating expenses.
Stock-based compensation, including related payroll tax expense, was $34.0 million and $67.8 million in the three and six months ended June 30, 2009, respectively, and $28.6 million and $52.4 million in the three and six months ended June 30, 2008, respectively. As of June 30, 2009, approximately $151.3 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to non-vested stock options will be recognized over a weighted average period of approximately 2.8 years. In addition, as of June 30, 2009, approximately $66.2 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and non-vested performance share awards will be recognized over a weighted average period of approximately 2.6 years.
Facility and information technology departmental costs are allocated to other departments based on usage and headcount, respectively. Facility and information technology related costs decreased by $1.2 million and $0.8 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, due to a decrease in headcount and our continued efforts to control costs in our internal operations. Facility and information technology related headcount was 245 employees as of June 30, 2009, compared to 256 employees as of June 30, 2008.
Although our revenue transactions are primarily denominated in U.S. dollars, cost of service revenues and operating expenses are denominated in U.S. dollars, the British Pound, the Euro, Indian Rupee, and Japanese Yen as well as other foreign currencies. Changes in related currency exchange rates may affect our operating results. We use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenues and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the appropriate expense line item of the condensed consolidated statements of operations to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in interest and other income, net on our condensed consolidated statements of operations. The decrease in expenses including cost of service revenues, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuation, was approximately 4% in each of the three- and six-month periods ended June 30, 2009, compared with the same periods in 2008.
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
Revenue Recognition
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
Revenue is recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists. We generally rely upon sales contracts, or agreements and customer purchase orders, to determine the existence of an arrangement.
•	Delivery has occurred. We use shipping terms and related documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. In instances where we have outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met.
•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.
•	Collectability is reasonably assured. We assess collectability based on the creditworthiness of the customer as determined by our credit checks and the customer’s payment history. We record accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.
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
Service revenues includes revenue from maintenance, training, and professional services. Maintenance is offered under renewable contracts. Revenue from maintenance service contracts is deferred and is recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.
We sell certain interests in accounts receivable on a non-recourse basis as part of a customer financing arrangement primarily with one major financing company. We record cash received under this arrangement in advance of revenue recognition as short-term debt.
Contract Manufacturer Liabilities
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
Warranty Costs
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

Goodwill and Purchased Intangible Assets
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
Stock-Based Compensation
We recognize stock-based compensation expense for all share-based payment awards including employee stock options, RSUs, performance share awards, and purchases under our Employee Stock Purchase Plan granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005, in accordance with SFAS 123(R). We valued compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005, under the multiple-option approach. We amortize these share-based payments using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under the intrinsic value recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).
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
Significant judgment is required in evaluating our uncertain tax positions under FIN 48 and determining our provision for income taxes. Although we believe our reserves under FIN 48 are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made as it was during the second quarter of 2009, when we recorded a non-recurring income tax charge as a result of a federal appellate court ruling in Xilinx, Inc. v. Commissioner. The provision for income taxes includes the effect of reserves under FIN 48 and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our condensed consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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
Results of Operations
The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	%Change	2009	2008	$ Change	%Change
Net revenues:
Product	$607.0	$723.9	$(116.9)	(16%)	$1,194.8	$1,398.1	$(203.3)	(15%)
Percentage of net revenues	77.2%	82.3%			77.1%	82.2%
Service	179.4	155.1	24.3	16%	355.7	303.8	51.9	17%
Percentage of net revenues	22.8%	17.7%			22.9%	17.8%

Total net revenues	$786.4	$879.0	$(92.6)	(11%)	$1,550.5	$1,701.9	$(151.4)	(9%)

Our net product revenues decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily because of decreased sales of our Infrastructure products to service provider customers whose spending patterns were affected by the weakened global economy, partially offset by increased revenues from our Infrastructure products sold to the enterprise customers. Our net service revenues increased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to the increase in maintenance revenue from our expanded installed base of equipment under service contracts.
Infrastructure Segment Revenues
The following table presents net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	%Change	2009	2008	$ Change	%Change
Net Infrastructure segment revenues:
Infrastructure product revenue	$469.9	$575.9	$(106.0)	(18%)	$924.2	$1,104.6	$(180.4)	(16%)
Percentage of net revenues	59.8%	65.5%			59.6%	64.9%
Infrastructure service revenue	114.1	96.5	17.6	18%	226.9	189.7	37.2	20%
Percentage of net revenues	14.5%	11.0%			14.6%	11.2%

Total Infrastructure segment revenues	$584.0	$672.4	$(88.4)	(13%)	$1,151.1	$1,294.3	$(143.2)	(11%)

Percentage of net revenues	74.3%	76.5%			74.2%	76.1%

Infrastructure — Product
For the three and six months ended June 30, 2009, the decrease in Infrastructure product revenue compared to the same periods in 2008 was primarily attributable to decreased revenue in M-, T-, and E-series product families due to our customers’ reduced demand due to the global economic environment, partially offset by revenue growth from our EX-series switching products and MX-series products. In the three months ended June 30, 2009, we experienced a 28% decrease in revenue from the service provider market and a 52% increase in revenue from the enterprise market compared to the same period in 2008. In the six months ended June 30, 2009, we experienced a 25% decrease in revenue from the service provider market and a 54% increase in revenue from the enterprise market compared to the same period in 2008. Compared to the same periods in 2008, during the three and six months ended June 30, 2009, the decrease in the service provider market was primarily due to decreased capital spending in that customer market, and the increase in the enterprise market was primarily due to the growth in our EX-series switching business and our continued focus on selling into the enterprise market. Geographically, Infrastructure product revenue decreased in all regions for the three and six months ended June 30, 2009.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Unit Change	% Change	2009	2008	Unit Change	% Change
Infrastructure chassis revenue units (1)	3,065	3,387	(322)	(10%)	6,026	6,392	(366)	(6%)
Infrastructure ports shipped (1)	121,475	94,284	27,191	29%	207,511	172,933	34,578	20%

(1)	Excludes modular and fixed configuration EX-series Ethernet switching products and circuit-to-packet products.
Infrastructure chassis revenue units decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, due to reduced customer demand because of the weakened global economy. The percentage decrease in the number of chassis revenue units was less than the decrease in Infrastructure product revenues in the same periods primarily due to lower demand for richly configured T- and M-series products. The port shipments increased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to an increase in the MX-series products, which generally contain a higher number of ports per chassis.
Infrastructure — Service
The increase in Infrastructure service revenue for the three and six months ended June 30, 2009, was primarily due to an increase in our installed base of equipment being serviced. In the three months ended June 30, 2009, we experienced a 16% increase in revenue from the service provider market and a 31% increase in revenue from the enterprise market compared to the same period in 2008. In the six months ended June 30, 2009, we experienced a 19% increase in revenue from the service provider market and a 23% increase in revenue from the enterprise market compared to the same period in 2008. Geographically, Infrastructure service revenue increased in all regions for the three and six months ended June 30, 2009. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support.

SLT Segment Revenues
The following table presents net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	%Change	2009	2008	$ Change	%Change
Net SLT segment revenues:
SLT product revenue	137.1	148.0	(10.9)	(7%)	270.6	293.5	(22.9)	(8%)
Percentage of net revenues	17.4%	16.8%			17.5%	17.2%
SLT service revenue	65.3	58.6	6.7	11%	128.8	114.1	14.7	13%
Percentage of net revenues	8.3%	6.7%			8.3%	6.7%

Total SLT segment revenues	$202.4	$206.6	$(4.2)	(2%)	$399.4	$407.6	$(8.2)	(2%)

Percentage of net revenues	25.7%	23.5%			25.8%	23.9%
SLT — Product
We experienced decreases in SLT product revenue primarily due to a decrease in revenue from high-end and branch firewall products in the three and six months ended June 30, 2009, compared to the same periods in 2008. This decrease was partially offset by an increase in revenues from the recent introduction of our SRX services gateways. In the three months ended June 30, 2009, we experienced a 5% increase in revenue from the service provider market and a 12% decrease in revenue from the enterprise market compared to the same period in 2008. In the six months ended June 30, 2009, we experienced a 6% decrease in revenue from the service provider market and a 9% decrease in revenue from the enterprise market compared to the same period in 2008. Geographically, SLT product revenue decreased in the EMEA and APAC regions for the three and six months ended June 30, 2009, partially offset by an increase in revenue in the Americas region.
The following table presents SLT revenue units recognized:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Unit Change	% Change	2009	2008	Unit Change	% Change
SLT revenue units	48,876	60,857	(11,981)	(20%)	92,398	120,137	(27,739)	(23%)
SLT revenue units decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008. The percentage decrease in SLT product revenues was lower than the percentage decrease in revenue units, primarily due to the product mix that favored products with higher selling prices.
SLT — Service
The increase in SLT service revenue was primarily due to an increase in our installed base of equipment being serviced. In the three months ended June 30, 2009, we experienced a 15% increase in revenue from the service provider market and an 11% increase in revenue from the enterprise market compared to the same period in 2008. In the six months ended June 30, 2009, we experienced a 21% increase in revenue from the service provider market and a 12% increase in revenue from the enterprise market compared to the same period in 2008. Geographically, SLT service revenue increased in all regions for the three and six months ended June 30, 2009. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support.

Net Revenues by Geographic Region
The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Americas:
United States	$350.3	$324.6	$25.7	8%	$665.0	$714.0	$(49.0)	(7%)
Other	40.6	64.0	(23.4)	(36%)	85.5	92.6	(7.1)	(8%)

Total Americas	390.9	388.6	2.3	1%	750.5	806.6	(56.1)	(7%)
Percentage of net revenues	49.7%	44.2%			48.4%	47.4%
Europe, Middle East, and Africa	232.0	285.6	(53.6)	(19%)	455.2	525.7	(70.5)	(13%)
Percentage of net revenues	29.5%	32.5%			29.4%	30.9%
Asia Pacific	163.5	204.8	(41.3)	(20%)	344.8	369.6	(24.8)	(7%)
Percentage of net revenues	20.8%	23.3%			22.2%	21.7%

Total	$786.4	$879.0	$(92.6)	(11%)	$1,550.5	$1,701.9	$(151.4)	(9%)

Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenues in the three months ended June 30, 2009, compared to the same period in 2008, primarily due to an increase in demand from enterprise customers in the United States. In the six months ended June 30, 2009, net revenues decreased in absolute dollars, compared to the same period in 2008, primarily due to a revenue decrease in the United States. Within the Americas, net revenues from the service provider market decreased, partially offset by a slight increase in revenue from the enterprise market. Net revenues in the Americas region as a percentage of total net revenues increased in the six months ended June 30, 2009, compared to the same period in 2008, primarily due to the relative strength of sales in the Americas compared to EMEA.
Net revenues in EMEA decreased in absolute dollars and as a percentage of total net revenues in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to reduced demand in the service provider market and the relative weakness of the EMEA region compared to other regions.
Net revenues in APAC decreased in absolute dollars and as a percentage of total net revenues in the three months ended June 30, 2009, compared to the same period in 2008, primarily due to a decrease in demand in Japan, which was partially offset by an increase in demand in China. In the six months ended June 30, 2009, net revenues in APAC decreased in absolute dollars, compared to the same period in 2008, primarily due to reduced demand as a result of the global economic environment, partially offset by revenue increases in Singapore and China. Net revenues in APAC as a percentage of total net revenues increased in the six months ended June 30, 2009, compared to the same period in 2008, primarily due to the relative weakness of the other regions compared to the APAC region. Revenue decreased in both the service provider and enterprise markets in the region for the three months ended June 30, 2009, compared to the same period in 2008. For the six months ended June 30, 2009, revenue decreased in the service provider market and increased in the enterprise market in APAC, compared to the same period in 2008.
Net Revenues by Markets and Customers
The following table presents the total net revenues by markets (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Service Provider	$513.3	$637.8	$(124.5)	(20%)	$1,033.8	$1,245.3	$(211.5)	(17%)
Percentage of net revenues	65.3%	72.6%			66.7%	73.2%
Enterprise	273.1	241.2	31.9	13%	516.7	456.6	60.1	13%
Percentage of net revenues	34.7%	27.4%			33.3%	26.8%

Total	$786.4	$879.0	$(92.6)	(11%)	$1,550.5	$1,701.9	$(151.4)	(9%)

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

Net revenues to the service provider market decreased in absolute dollars and as a percentage of total net revenues in the three and six months ended June 30, 2009, compared to the same periods of 2008, primarily due to our customers’ reduced investment in new network build-outs and purchases of additional networking capacity in reaction to the weak global macroeconomic environment and due to the relative strength in the enterprise market. Net revenues to the enterprise market increased in absolute dollars and as a percentage of total net revenues in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to a combination of revenue growth from our EX-series switching products and our SRX products.
During the three and six months ended June 30, 2009, no single customer accounted for greater than 10.0% or more of our net revenues. NSN accounted for 10.4% of our net revenues for the three months ended June 30, 2008, and no single customer accounted for 10.0% or more of our net revenues for the six months ended June 30, 2008.
Cost of Revenues
The following table presents cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Cost of revenues:
Product	$207.6	$215.1	$(7.5)	(3%)	$400.6	$406.9	$(6.3)	(2%)
GM as a percentage of product revenues	65.8%	70.3%			66.5%	70.9%
Service	78.4	74.2	4.2	6%	153.8	147.2	6.6	4%
GM as a percentage of service revenues	56.3%	52.2%			56.8%	51.6%

Total cost of revenues	$286.0	$289.3	$(3.3)	(1%)	$554.4	$554.1	$0.3	N/M

GM as a percentage of net revenues	63.6%	67.1%			64.2%	67.4%
The cost of product revenues decreased in absolute dollars in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to lower revenue level. The decrease in the cost of product revenue was at a slower rate than the decrease in product revenue in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to cost reductions. Product gross margin decreased in the three months ended June 30, 2009, compared to the same period in 2008, primarily due to product mix that favored products with lower gross margins, geographical mix, and, to a lesser extent, pricing. For the six months ended June 30, 2009, geographical mix contributed to the product gross margin decrease as compared to the same period in 2008.
As of June 30, 2009, and 2008, we had 231 and 214 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
The cost of service revenues and service gross margin increased in the three and six months ended June 30, 2009, compared to the same periods in 2008. The increases in cost of service revenues in absolute dollars in the three and six months ended June 30, 2009, compared to the same periods in 2008, were primarily due to the higher service revenue in 2009. Service gross margin were higher in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to our continued efforts to manage costs. Service-related headcount increased by 35 employees, or 5%, to 808 employees in the three months ended June 30, 2009, compared to 773 employees in the same period of 2008. Personnel-related costs, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, represented the majority of the cost of service revenues in the three and six months ended June 30, 2009. Total personnel-related costs as a percentage of service revenues were approximately 19% and 20% in the three and six months ended June 30, 2009, respectively, compared to 23% in the same periods in 2008. The decrease in personnel-related costs as a percentage of service revenues is primarily due to the overall increase in service revenues in the three and six months ended June 30, 2009. Our outside service expense also decreased in the three and six months ended June 30, 2009, primarily due to the replacement of contractor and consulting fees by permanent headcount in the customer service function. Freight-related expense decreased primarily due to our on-going efforts to control costs and support our worldwide growth in our installed base. These decreases were partially offset by increased investments in spares in the three and six months ended June 30, 2009, compared to the same periods in 2008. Additionally, facilities and information technology expenses related to cost of service revenues increased in connection with the growth of our service business as a portion of our overall operations.
Operating Expenses
The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Research and development	$184.0	$186.4	$(2.4)	(1%)	$369.3	$357.0	$12.3	3%
Sales and marketing	170.5	190.3	(19.8)	(10%)	351.8	376.3	(24.5)	(7%)
General and administrative	39.2	35.6	3.6	10%	78.4	69.3	9.1	13%
Amortization of purchased intangible assets	3.5	8.0	(4.5)	(56%)	7.9	33.1	(25.2)	(76%)
Restructuring charges	7.5	—	7.5	N/M	11.8	—	11.8	N/M
Other charges	—	9.0	(9.0)	(100%)	—	9.0	(9.0)	(100%)

Total operating expenses	$404.7	$429.3	$(24.6)	(6%)	$819.2	$844.7	$(25.5)	(3%)

Operating income	$95.7	$160.5	$(64.8)	(40%)	$176.9	$303.1	$(126.2)	(42%)

N/M — Not meaningful
The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	23.4%	21.2%	23.8%	21.0%
Sales and marketing	21.7%	21.6%	22.7%	22.1%
General and administrative	5.0%	4.1%	5.1%	4.1%
Amortization of purchased intangible assets	0.4%	0.9%	0.4%	1.9%
Restructuring charges	1.0%	—	0.8%	—
Other charges	—	1.0%	—	0.5%

Total operating expenses	51.5%	48.8%	52.8%	49.6%

Operating income	12.2%	18.3%	11.4%	17.8%

Research and development (“R&D”) expenses decreased slightly in the three months ended June 30, 2009, compared to the same period in 2008, primarily due to the timing of prototype expenditures. R&D increased in the six months ended June 30, 2009, compared to the same period in 2008, primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors and growing headcount in lower cost regions. Research and development expenses primarily consist of personnel related expenses and new product development costs. Personnel related costs, consisting of salaries, bonus, fringe benefits expenses, stock-based compensation expenses, and other employee-related expenses increased $1.6 million, or 1%, and $15.2 million, or 7% to $115.7 million and $232.9 million in the three and six months ended June 30, 2009, respectively, primarily due to a 12% increase in headcount in our engineering organization, from 2,873 employees as of June 30, 2008, to 3,232 employees as of June 30, 2009, to support continued product innovation. Outside consulting and other development expense also increased in the three and six months ended June 30, 2009, to support our product innovation initiatives. Additionally, facilities and information technology expenses related to research and development expenses increased in the three and six months ended June 30, 2009, to support these engineering efforts.
Sales and marketing expenses decreased in the three and six months ended June 30, 2009, compared to the same period in 2008, primarily due to a decrease in personnel-related expenses and travel expenses. Personnel-related costs, consisting of salaries, commissions, bonus, fringe benefits, stock-based compensation expenses, and other employee-related expenses, decreased $14.7 million and $15.8 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to a decrease in commission and bonus expense because of lower net revenues and our financial performance. The decreases were partially offset by an increase in salary expense primarily due to a 3% increase in headcount in our worldwide sales and marketing organization from 2,093 employees as of June 30, 2008, to 2,158 employees as of June 30, 2009. Additionally, travel expense decreased $6.8 million and $10.9 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 as part of our on-going efforts to control expenses.

General and administrative expenses increased in the three and six months ended June 30, 2009, compared to the same period in 2008, primarily due to an increase in outside professional services. Personnel-related costs, consisting of salaries, bonus, fringe benefits, stock-based compensation expenses, and other employee-related expenses decreased by $0.8 million in the three months ended June 30, 2009, compared to the same period in 2008, primarily due to lower bonus expense due to our financial performance. Personnel-related costs increased by $2.0 million in the six months ended June 30, 2009, compared to the same period in 2008, primarily due to a 7% increase in headcount in our worldwide general and administrative functions, from 322 employees as of June 30, 2008 to 346 employees as of June 30, 2009, partially offset by a decrease in bonus expense due to our financial performance. Outside professional service fees increased in the three and six months ended June 30, 2009, compared to the same periods in 2008, because of increased legal fees and business process re-engineering costs. Additionally, facilities and information technology related to general and administrative expenses also increased in the three and six months ended June 30, 2009, to support our growth in headcount.
Amortization of purchased intangible assets decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, as certain purchased intangible assets became fully amortized during 2008.
We incurred $7.5 million and $11.8 million of restructuring charges in the three and six months ended June 30, 2009, respectively, because of the implementation of a restructuring plan as part of our cost reduction initiatives. There were no restructuring charges in the same periods in 2008. The restructuring charge in the three months ended June 30, 2009, primarily related to facilities restructuring activity, while the restructuring charge in the six months period primarily related to both facilities and workforce reduction. During the remainder of 2009, we expect to incur additional charges in connection with further restructuring activities. See Note 7 — Other Financial Information in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of our restructuring liabilities.
Interest and Other Income, Net, Loss on Minority Equity Investments, and Income Tax Provision
The following table presents net interest and other income, loss on minority equity investments, and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Interest and other income, net	$2.9	$13.2	$(10.3)	(78%)	$4.8	$30.8	$(26.0)	(84%)
Percentage of net revenues	0.4%	1.5%			0.3%	1.8%
Loss on minority equity investments	(1.6)	(1.5)	(0.1)	(7%)	(3.3)	(1.5)	(1.8)	(120%)
Percentage of net revenues	(0.2%)	(0.2%)			(0.2%)	(0.1%)
Income tax provision	82.2	51.7	30.5	59%	168.1	101.7	66.4	65%
Percentage of net revenues	10.5%	5.9%			10.8%	6.0%
Net interest and other income decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to lower interest rates and an increase in interest expense from our customer financing arrangements.
In the three and six months ended June 30, 2009, we recognized an impairment loss of $1.6 million and $3.3 million on our minority equity investments, respectively. In the three and six months ended June 30, 2008, we recorded a loss of $1.5 million on two of our minority equity investments.
We recorded tax provisions of $82.2 million and $51.7 million for the three months ended June 30, 2009, and 2008, respectively, or effective tax rates of 85% and 30%, respectively. For the six months ended June 30, 2009, and 2008, we recorded tax provisions of $168.1 million and $101.7 million, or effective tax rates of 94% and 31%, respectively. The effective tax rate for the three months ended June 30, 2009, differs from the federal statutory rate of 35% and the rate for the same period in 2008 primarily due to a $52.1 million income tax charge resulting from a change in the our estimate of unrecognized tax benefits related to share-based compensation. This change in estimate was a result of the decision by the U.S. Court of Appeals for the Ninth Circuit (the “Court”) in Xilinx Inc. v.

Commissioner. The effective tax rate for the six months ended June 30, 2009, differs from the federal statutory rate of 35% and the rate for the same period in 2008, primarily due to two income tax charges: the $52.1 million related to the Court’s decision; and $61.8 million recorded in the three months ended March 31, 2009, which resulted from changes in California income tax laws that were enacted during our first quarter. The effective rate impact from these charges was partially offset by the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates during the three and six months ended June 30, 2009. The effective tax rate for the three months and six months ended June 30, 2008, differed from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. See Note 13 — Income Taxes in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of income taxes.
Segment Information
For a description of the products and services for each segment, See Note 12 — Segments in Notes to Condensed Consolidated Financial Statements in Item I of this Form 10-Q.
Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$469.9	$575.9	$(106.0)	(18%)	$924.2	$1,104.6	$(180.4)	(16%)
Service	114.1	96.5	17.6	18%	226.9	189.7	37.2	20%

Total Infrastructure revenues	584.0	672.4	(88.4)	(13%)	1,151.1	1,294.3	(143.2)	(11%)

Service Layer Technologies:
Product	137.1	148.0	(10.9)	(7%)	270.6	293.5	(22.9)	(8%)
Service	65.3	58.6	6.7	11%	128.8	114.1	14.7	13%

Total Service Layer Technologies revenues	202.4	206.6	(4.2)	(2%)	399.4	407.6	(8.2)	(2%)

Total net revenues	786.4	879.0	(92.6)	(11%)	1,550.5	1,701.9	(151.4)	(9%)
Operating income:
Infrastructure	119.9	195.1	(75.2)	(39%)	231.8	386.6	(154.8)	(40%)
Service Layer Technologies	22.2	12.3	9.9	80%	35.3	18.5	16.8	91%

Total segment operating income	142.1	207.4	(65.3)	(31%)	267.1	405.1	(138.0)	(34%)
Other corporate (1)	—	—	—	—	—	(4.7)	4.7	(100%)

Total management operating income	142.1	207.4	(65.3)	(31%)	267.1	400.4	(133.3)	(33%)
Amortization of purchased intangible assets	(5.0)	(9.4)	4.4	(47%)	(10.7)	(35.9)	25.2	(70%)
Stock-based compensation expense	(33.5)	(27.3)	(6.2)	23%	(67.1)	(50.1)	(17.0)	34%
Stock-based payroll tax expense	(0.4)	(1.2)	0.8	(67%)	(0.7)	(2.3)	1.6	(70%)
Restructuring charges	(7.5)	—	(7.5)	N/M	(11.7)	—	(11.7)	N/M
Other charges	—	(9.0)	9.0	100%	—	(9.0)	9.0	100%

Total operating income	95.7	160.5	(64.8)	(40%)	176.9	303.1	(126.2)	(42%)
Interest and other income, net	2.9	13.1	(10.2)	(78%)	4.8	30.8	(26.0)	(84%)
Loss on minority equity investments	(1.6)	(1.5)	(0.1)	(7%)	(3.3)	(1.5)	(1.8)	(120%)

Income before income taxes	$97.0	$172.1	$(75.1)	(44%)	$178.4	$332.4	$(154.0)	(46%)

(1)	Other corporate charges include severance and related costs associated with workforce rebalancing activities, which are not included in our business segment results.

The following table presents financial information for each segment as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Revenues:
Infrastructure:
Product	59.8%	65.5%	59.6%	64.9%
Service	14.5%	11.0%	14.6%	11.2%

Total Infrastructure revenues	74.3%	76.5%	74.2%	76.1%
Service Layer Technologies:
Product	17.4%	16.8%	17.5%	17.2%
Service	8.3%	6.7%	8.3%	6.7%

Total Service Layer Technologies revenues	25.7%	23.5%	25.8%	23.9%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating income:
Infrastructure	15.3%	22.2%	15.0%	22.7%
Service Layer Technologies	2.8%	1.4%	2.2%	1.1%

Total segment operating income	18.1%	23.6%	17.2%	23.8%
Other corporate (1)	—	—	—	(0.3%)

Total management operating income	18.1%	23.6%	17.2%	23.5%
Amortization of purchased intangible assets	(0.6%)	(1.1%)	(0.7%)	(2.2%)
Stock-based compensation expense	(4.3%)	(3.1%)	(4.3%)	(2.9%)
Stock-based payroll tax expense	—	(0.1%)	—	(0.1%)
Restructuring charges	(1.0%)	—	(0.8%)	(0.1%)
Other charges	—	(1.0%)	—	(0.5%)

Total operating income	12.2%	18.3%	11.4%	17.8%
Interest and other income, net	0.4%	1.5%	0.3%	1.8%
Loss on minority equity investments	(0.2%)	(0.2%)	(0.2%)	(0.1%)

Income before income taxes	12.3%	19.6%	11.5%	19.5%

(1)	Other corporate charges include severance and related costs associated with workforce rebalancing activities, which are not included in our business segment results.
Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Net Revenues.”
Infrastructure segment operating income decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to a decrease in revenues in T-, M- and E-series product families due to our service provider customers’ reduced demand in reaction to the macroeconomic environment, partially offset by revenue growth from EX-series switching products as well as MX-series products. Infrastructure product gross margin in absolute dollars and as a percentage Infrastructure revenue decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to a change in the geographical and product lines mix, an increase in the mix of chassis units as compared to line cards, and, to a lesser extent, pricing.
We continued to invest in R&D efforts to continue our innovation of products and expand our Infrastructure product portfolio. Our R&D expense decreased in absolute dollars in the three months ended June 30, 2009, compared to the same period in 2008, primarily due to our continued efforts to control costs in this challenging macroeconomic environment. In the six months ended June 30, 2009, R&D expense increased in absolute dollars, compared to the same period in 2008, primarily to expand our product features and functionality based upon the trends in the marketplace. R&D expense as a percentage of Infrastructure net revenues increased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to lower net revenues relative to expenses. Additionally, our sales and marketing expenses decreased in absolute dollars in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to our cost control initiatives, particularly travel, and lower commission expense due to reduced Infrastructure revenues. Sales and marketing expenses increased as a percentage of Infrastructure net revenues primarily due to reduced Infrastructure revenues in the three and six months ended June 30, 2009. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the Infrastructure segment generally based upon revenue, usage, and headcount.

SLT Segment
An analysis of the change in revenue for the SLT segment, and the change in units, can be found above in the section titled “Net Revenues.”
SLT segment operating income increased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to cost control initiatives that resulted in lower expenses. SLT product gross margin in absolute and as a percentage of SLT revenue decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to product mix, particularly from an increase in the mix of lower margin revenue from the J-series and network management software products. Research and development related costs decreased slightly in absolute dollars and as a percentage of SLT net revenues in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to cost control initiatives and the timing of our prototype expenditure. Additionally, sales and marketing expenses also decreased in absolute dollars and as a percentage of SLT net revenues in the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to our cost control initiatives, particularly travel and lower commission expense due to reduced SLT revenues. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on revenue, usage, and headcount. We have historically experienced seasonality and fluctuations in the demand for our SLT products, which may result in greater variations in our quarterly revenue.
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
Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess quarterly operating results:

	Three Months Ended June 30,
	2009	2008
Days sales outstanding (“DSO”)(a)	49	43
Book-to-bill ratio(b)	>1	>1

(a)	DSO is calculated at the end of the applicable quarter and is based on the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO increased in the second quarter of 2009, compared to the second quarter of 2008, primarily due to timing of shipments.

(b)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the period.

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
Overview
Historically, we have funded our business primarily through our operating activities and the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	June 30,	December 31,
	2009	2008	$ Change	% Change
Working capital	$1,533.3	$1,759.6	$(226.3)	(13%)

Cash and cash equivalents	$1,554.2	$2,019.1	$(464.9)	(23%)
Short-term investments	423.9	172.9	251.0	145%
Long-term investments	420.5	101.4	319.1	315%

Total cash, cash equivalents and investments	$2,398.6	$2,293.4	$105.2	5%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $226.3 million during the six months ended June 30, 2009, primarily due to a net decrease in cash and cash equivalents and an increase in short-term deferred revenue, partially offset by an increase in short-term investments. Based upon our investment strategy, the decrease in cash and cash equivalents was primarily due to purchases of short- and long-term investments during the first six months of 2009.
Stock Repurchase Activities
Our Board approved a stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”), which authorized us to purchase up to $1.0 billion of our common stock. Under this program, we repurchased approximately 2.2 million shares of our common stock at an average price of $22.73 per share for a total purchase price of $49.5 million in the three months ended June 30, 2009, and approximately 9.7 million shares of our common stock at an average price of $17.52 per share for a total purchase price of $169.2 million during the six months ended June 30, 2009. As of June 30, 2009, we have repurchased and retired approximately 19.4 million shares of common stock under the 2008 Stock Repurchase Program and the program had remaining authorized funds of $602.9 million.
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
Summary of Cash Flows
In the six months ended June 30, 2009, cash and cash equivalents decreased by $464.9 million. This decrease was the result of cash used in our investing and financing activities of $646.5 million and $131.0 million, respectively, partially offset by cash that was generated from our operating activities of $312.5 million.
Operating Activities
We generated cash from operating activities of $312.5 million in the six months ended June 30, 2009, compared to $455.4 million in the same period of 2008. The decrease of $142.9 million in the 2009 period compared to a year ago was primarily due to the following:

•	Net income of $10.3 million adjusted by non-cash charges of $222.2 million as of June 30, 2009, as compared to net income of $230.8 million adjusted by non-cash charges of $132.5 million for the same period in 2008. These non-cash charges primarily related to depreciation and amortization expenses, stock-based compensation, and deferred income taxes.
•	Net changes in operating assets and liabilities of $80.0 million during the six months ended June 30, 2009, compared to $92.2 million for the same period in 2008. The decrease in net changes in operating assets and liabilities of $12.2 million was primarily due to decrease in cash flows from deferred revenue, accounts payable, and accrued compensation for the six months ended June 30, 2009, compared to the same period in 2008. In addition, the change was partially offset by an increase in cash flows from accounts receivable. Cash flows from deferred revenue decreased primarily due to the timing of our shipments and revenue recognition. Cash flows from accounts payable decreased primarily due to the timing of payments to our contract manufacturers, while cash flows from accrued compensation decreased primarily due to reduced bonus and commission accrual because of the lower net revenues in the first half of 2009, compared to the same period in 2008.
Investing Activities
For the six months ended June 30, 2009, net cash used by investing activities was $646.5 million compared to $95.6 million in the six months ended June 30, 2008. The change was primarily due to an increase in purchases of available-for-sale investments based upon our investment strategy, offset by an increase in cash proceeds from the sale and maturities of available-for-sale investments. During the first half of 2009, purchases of available-for-sale investments, net of sales and maturities, was $564.6 million compared to $10.2 million for the same period in 2008.
Financing Activities
Net cash used in financing activities was $131.0 million and $35.5 million for the six months ended June 30, 2009, and 2008, respectively. In the six months ended June 30, 2009, we used $169.4 million to repurchase our common stock, partially offset by cash proceeds of $50.7 million from common stock issued to employees, compared to the $121.3 million used in common stock repurchases and $77.1 million from common stock issued to employees during the same period in 2008.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2009.
Contractual Obligations
Our principal commitments primarily consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 2.0 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in January 2017. As of June 30, 2009, future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $194.1 million, of which $26.4 million will be paid over the remaining six months of 2009.

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by us place NCNR orders for components based on our build forecasts. As of June 30, 2009, there were NCNR component orders placed by the contract manufacturers with a value of $89.2 million. The contract manufacturers use the components to build products based on our forecasts and on purchase orders that we have received from customers. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet our forecast or customer orders. As of June 30, 2009, we had accrued $32.0 million based on our estimate of such charges.
As of June 30, 2009, we had $161.1 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the additional $161.1 million in liability due to uncertainties in the timing of tax audit outcomes.
As of June 30, 2009, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a five-year $36.4 million data center hosting agreement, a three-year $22.7 million software subscription, and a joint development agreement with a third-party for development of network-related technology, which requires quarterly payments of $3.5 million through January 2010. We record the payment as research and development expense in our condensed consolidated statements of operations until the technology under development has reached technological feasibility. Pursuant to the joint development agreement, in exchange for each party’s respective contributions to the development effort as well as the consideration payable by us, each party will obtain a license to the technology that result from the development for use in certain of their respective product lines. As of June 30, 2009, $23.1 million remained unpaid under the data center hosting agreement with the remaining commitment expected to be paid through the end of April 2013 and $15.3 million remained unpaid under the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011.
Liquidity and Capital Resource Requirements
Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our 2008 Stock Repurchase Program, our liquidity may be impacted. As of June 30, 2009, we have over 50% of our cash and investment balances held outside of the U.S., which amount may be subject to U.S. taxes if repatriated.
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
However, our future liquidity and capital requirements may vary materially from those now expected depending on many factors, including:
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
Interest Rate Risk
We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. In addition, as of June 30, 2009, over 50% of our cash and marketable securities are held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial net gains or losses during the three and six months ended June 30, 2009, and 2008, related to the sales of our investments.

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
Our sales and costs of product revenues are primarily denominated in U.S. dollars. Our cost of service revenue and operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenue and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the condensed consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2009, and 2008, in other income (expense) on our condensed consolidated statements of operations. The decrease in expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was approximately 4% in each of the three- and six-month periods ended June 30, 2009.
Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a publicly-traded equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The aggregate fair value of our marketable equity securities was $5.7 million and $4.4 million as of June 30, 2009, and December 31, 2008, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.
In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $11.1 million and $14.2 million as of June 30, 2009, and December 31, 2008, respectively.

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
Changes in Internal Controls
In 2007, we initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion have recently resulted, and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast and manage our contract manufacturer relationships. In addition, recent turmoil in the global financial markets and associated economic weakness, or recession, particularly in the United States, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to continued reduced demand for our products and/or higher costs of production. The current economic downturn may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance, and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.
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
In addition, in recent years, there has been consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc., and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of Nokia — Siemens Networks B.V. (“NSN”), and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these transactions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business, financial condition, and results of operations.
If we receive Infrastructure product orders late in a quarter, we may be unable to recognize revenue for these orders in the same period, which could adversely affect our quarterly revenues.
Generally, our Infrastructure products are not stocked by distributors or resellers due to their cost and complexity and configurations required by our customers, and we generally build such products as orders are received. If orders for these products are received late in any quarter, we may not be able to build, ship, and recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter.
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
In the SLT market, we face intense competition from a broader group of companies such as CheckPoint, Cisco, Fortinet, F5 Networks, Nortel and Riverbed. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.
In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us. In this regard, Alcatel combined with Lucent in 2006, and Ericsson acquired Redback in 2007. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.
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

For example, many customers in this class have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may affect our ability to recognize the revenues from such sales, which may negatively affect our business, financial condition, and results of operations. For example, in April 2006, we announced that we would be required to defer a large amount of revenue from a customer due to the contractual obligations required by that customer.
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
We and certain of our current and former officers and current and former members of our Board of Directors are subject to various lawsuits. For example, we are a party to a number of patent infringement and other lawsuits. In addition, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found in Note 14 — Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time-consuming to investigate, defend, settle, and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.
In addition, we are party to a lawsuit which seeks to enjoin us from granting equity awards under our 2006 Equity Incentive Plan (the “2006 Plan”), as well as to invalidate all awards granted under such plan to date. The 2006 Plan is the only active plan under which we currently grant stock options, restricted stock units, and performance share awards to our employees. If this lawsuit is not resolved in our favor, we may be prevented from using the 2006 Plan to provide these equity awards to recruit new employees or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in high technology industries such as ours. Accordingly, our ability to hire, retain and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.

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
For example, in July 2009, we received a NOPA from the IRS claiming that we owe additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. As a result of the NOPA, the estimated incremental tax liability would be approximately $807.0 million excluding interest and penalties. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in our favor. Regardless of whether this matter is resolved in our favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.
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
Some of our business processes depend upon our information technology systems, the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enable them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted communications with China, where a significant part of our manufacturing occurs.

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
During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, including the first quarter of 2008, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.
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
Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in research and development and other parts of our business. Conversely, during the first half of 2009, in response to downward trending industry and market conditions, we restructured our business, downsized our workforce, and reduced our real estate portfolio, and we expect to incur additional charges in connection with further restructuring activities during the remainder of 2009. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners, including our worldwide strategic partners such as Ericsson, International Business Machines (IBM), and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, merged with Alcatel, a competitor of ours. As a result of becoming a competitor, their resales of our products declined subsequent to the merger, and we ultimately terminated our reseller agreement. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain and develop relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.
In addition, we recognize a portion of our revenues based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.
Further, in order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support it, and those processes and procedures may become increasingly complex and inherently difficult to manage. For example, we recently entered into an agreement to form a joint venture with NSN to develop and resell joint carrier Ethernet solutions and also entered into an original equipment manufacturer agreement with IBM where they will rebrand and resell our EX and MX products as part of IBM’s data center solutions. These relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.
We are currently implementing upgrades to key internal systems and processes, and problems with the design or implementation of these systems and processes could interfere with our business and operations.
In 2007, we initiated a project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our CRM system, and our ERP system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.
We are subject to risks arising from our international operations.
We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. As a result of our international operations, we are affected by economic, regulatory, and political conditions in foreign countries, including changes in general IT spending, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, continued unrest in many regions and other factors, which could have a material impact on our international revenues and operations. In particular, in some countries, we may experience reduced intellectual property protection. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we implement policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that none of our employees, contractors, and agents will take actions in violation of them. Violations of laws or key control policies by our employees, contractors, or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business.
Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.
We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Recently, the turmoil in credit markets and the broader economy has contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

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
The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could address matters such as voice over the Internet or using IP, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment Directive and Restriction of Hazardous Substances Directive adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, financial condition, and results of operations.
The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.
At June 30, 2009, we had $1,554.2 million in cash and cash equivalents and $844.4 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs	Programs(1)
April 1 — April 30, 2009	202,564	$16.72	202,564	$649,057,897
May 1 — May 31, 2009	658,636	23.03	658,636	633,889,016
June 1 — June 30, 2009	1,317,272	23.51	1,317,272	602,920,795

Total	2,178,472	$22.73	2,178,472

(1)	In March 2008, the Board approved the 2008 Stock Repurchase Program, which authorized the Company to purchase up to $1.0 billion of the Company’s common stock. During the three and six months ended June 30, 2009, the Company repurchased and retired 2,178,472 and 9,654,316 shares of common stock, respectively, at an average price of $22.73 and $17.52 per share under the 2008 Stock Repurchase Program. All shares of common stock purchased under the 2008 Stock Repurchase Program have been retired. Future share repurchases under the 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 4.	Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of Juniper Networks, Inc. was held on May 28, 2009, at 1220 N. Mathilda Ave., Sunnyvale, California. The results of the voting on the matters submitted to the stockholders are as follows:
Proposal 1: To elect three members of the Company’s Board of Directors.

	Votes For	Withheld
Scott Kriens	378,438,343	85,641,188
Stratton Sclavos	381,321,410	82,758,121
William R. Stensrud	269,452,260	194,627,271
Proposal 2: Approval of Amendment to the Juniper Networks, Inc. 2006 Equity Incentive Plan.

Votes for:	376,734,969
Votes against:	40,891,452
Abstain:	173,567
Proposal 3: To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009.

Votes for:	456,866,266
Votes against:	6,884,778
Abstain:	328,487
In addition to Messrs. Kriens, Sclavos, and Stensrud, the terms of following members of the Company’s Board of Directors continued following the annual meeting of stockholders: Robert Calderoni, Mary Cranston, Kevin Johnson, J. Michael Lawrie, William Meehan, and Pradeep Sindhu.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
August 7, 2009	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 7, 2009	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document