Form 10-Q
period 2009-09-30
JUNIPER NETWORKS INC
filed 2009-11-06
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-34501
JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1194 North Mathilda Avenue
Sunnyvale, California 94089	(408) 745-2000
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 525,439,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of November 2, 2009.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Product	$634,074	$766,969	$1,828,896	$2,165,100
Service	189,838	179,993	545,562	483,783

Total net revenues	823,912	946,962	2,374,458	2,648,883
Cost of revenues:
Product	206,329	230,060	606,966	636,985
Service	80,379	77,519	234,215	224,711

Total cost of revenues	286,708	307,579	841,181	861,696

Gross margin	537,204	639,383	1,533,277	1,787,187
Operating expenses:
Research and development	185,204	194,014	554,498	551,017
Sales and marketing	177,345	200,600	529,163	576,886
General and administrative	39,877	37,623	118,263	106,866
Amortization of purchased intangible assets	1,330	5,190	9,259	38,318
Restructuring charges	4,493	—	16,251	—
Other charges	1,000	—	1,000	9,000

Total operating expenses	409,249	437,427	1,228,434	1,282,087

Operating income	127,955	201,956	304,843	505,100
Interest and other income, net	1,733	9,740	6,581	40,517
Loss on minority equity investments	—	—	(3,311)	(1,499)

Income before income taxes	129,688	211,696	308,113	544,118
Provision for income taxes	45,902	63,188	214,018	164,845

Net income	$83,786	$148,508	$94,095	$379,273

Net income per share:
Basic	$0.16	$0.27	$0.18	$0.71

Diluted	$0.16	$0.27	$0.18	$0.67

Shares used in computing net income per share:
Basic	523,878	540,983	523,802	534,894

Diluted	538,132	554,350	532,686	561,932

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,618,590	$2,019,084
Short-term investments	448,986	172,896
Accounts receivable, net of allowances	373,241	429,970
Deferred tax assets, net	160,230	145,230
Prepaid expenses and other current assets	52,724	49,026

Total current assets	2,653,771	2,816,206
Property and equipment, net	449,814	436,433
Long-term investments	531,509	101,415
Restricted cash	54,534	43,442
Purchased intangible assets, net	15,895	28,861
Goodwill	3,658,602	3,658,602
Long-term deferred tax assets, net	14,083	71,079
Other long-term assets	36,239	31,303

Total assets	$7,414,447	$7,187,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,585	$249,854
Accrued compensation	139,598	160,471
Accrued warranty	37,255	40,090
Deferred revenue	480,832	459,749
Income taxes payable	61,145	33,047
Other accrued liabilities	120,854	113,399

Total current liabilities	1,083,269	1,056,610
Long-term deferred revenue	162,363	130,514
Long-term income tax payable	173,343	78,164
Other long-term liabilities	38,050	20,648
Commitments and contingencies — See Note 14
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 525,342 shares and 526,752 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	5	5
Additional paid-in capital	9,006,351	8,811,497
Accumulated other comprehensive income (loss)	3,461	(4,245)
Accumulated deficit	(3,052,395)	(2,905,852)

Total stockholders’ equity	5,957,422	5,901,405

Total liabilities and stockholders’ equity	$7,414,447	$7,187,341

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$94,095	$379,273
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	111,803	134,623
Stock-based compensation	101,445	78,877
Loss on minority equity investments	3,311	1,499
Change in excess tax benefits from share-based compensation	673	(38,756)
Deferred income taxes	41,996	(9,208)
Other non-cash charges	—	698
Changes in operating assets and liabilities:
Accounts receivable, net	56,729	11,155
Prepaid expenses and other assets	(11,444)	3,862
Accounts payable	(778)	2,738
Accrued compensation	(20,873)	(29,569)
Income taxes payable	84,813	62,441
Other accrued liabilities	21,790	13,169
Deferred revenue	52,932	49,266

Net cash provided by operating activities	536,492	660,068

Cash flows from investing activities:
Purchases of property and equipment, net	(113,210)	(121,728)
Purchases of available-for-sale investments	(1,164,833)	(384,835)
Proceeds from sales of available-for-sale investments	202,276	95,932
Proceeds from maturities of available-for-sale investments	262,325	231,764
Changes in restricted cash	(11,276)	(8,103)
Purchases of minority equity investments, net	(5,289)	(4,500)

Net cash used in investing activities	(830,007)	(191,470)
Cash flows from financing activities:
Proceeds from issuance of common stock	131,391	115,424
Purchases and retirement of common stock	(241,481)	(562,187)
Net proceeds from customer financing arrangements	3,784	2,083
Redemption of convertible debt	—	(287)
Change in excess tax benefits from share-based compensation	(673)	38,756

Net cash used in financing activities	(106,979)	(406,211)

Net (decrease) increase in cash and cash equivalents	(400,494)	62,387
Cash and cash equivalents at beginning of period	2,019,084	1,716,110

Cash and cash equivalents at end of period	$1,618,590	$1,778,497

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with conversion of the Senior Notes	$—	$399,153

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”), which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.
In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF (“ASU 2009-13”), which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. ASU 2009-13 specifies the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis.
ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Companies may elect early adoption of these standards. The Company is currently assessing the timing of adoption and affects that ASU 2009-14 and ASU 2009-13 will have on its consolidated results of operations and financial condition.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends FASB ASC Topic 820 and provides amendments to FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of FASB ASC Topic 820. The guidance in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Company’s adoption of ASU 2009-5 in the fourth quarter of 2009 will not materially affect the Company’s consolidated results of operations or financial condition.
In June 2009, the FASB issued ASU No. 2009-01, Topic 105 — Generally Accepted Accounting Principles amendments based upon Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (“ASU 2009-01”). ASU 2009-1 adopts Statement of Financial Accounting Standards (“SFAS”) No. 168 and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles to be applied to financial statements of nongovernmental entities in conformity with U.S. GAAP. ASU 2009-1 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s implementation of ASU 2009-01 during the third quarter of 2009 did not affect its consolidated results of operations or financial condition.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 166”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), to eliminate the concept of the qualifying special-purpose entity (“QSPE”) from SFAS 140. SFAS 166 removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) to QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 has not yet been included in the FASB Accounting Standards Codification. SFAS 166 is effective for each entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. SFAS 166 must be applied to transfers of financial assets occurring on or after the effective date. Earlier application of SFAS 166 is prohibited. Accordingly, the Company’s transfers of financial assets will be recorded and disclosed following existing GAAP until January 1, 2010. The impact of SFAS 166 on the Company’s consolidated results of operations or financial condition will depend upon the level of activity of financial asset transfers that the Company may consummate after the effective date.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FIN 46R. SFAS 167 amends FIN46R by eliminating the QSPE concept in SFAS 166. SFAS 167 amends the provisions on determining whether an entity is a variable interest entity and would require consolidation, as well as requires additional disclosures. SFAS 167 has not yet been included in the FASB Accounting Standards Codification. SFAS 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application of SFAS 167 is prohibited. Accordingly, the Company will adopt SFAS 167 on January 1, 2010. The impact of SFAS 167 on the Company’s consolidated results of operations or financial condition will depend upon its involvement with variable interest entities as of and subsequent to the adoption date.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period on a weighted average basis. Dilutive potential common shares consist of shares issuable upon conversion of senior notes, if any, and various employee stock awards including, common shares issuable upon exercise of stock options, vesting of restricted stock units (“RSUs”), and vesting of performance shares.
The following table presents the calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$83.8	$148.5	$94.1	$379.3

Denominator:
Weighted-average shares used to compute basic net income per share	523.9	541.0	523.8	534.9
Effect of dilutive securities:
Shares issuable upon conversion of the Senior Notes	—	—	—	11.8
Employee stock awards	14.2	13.3	8.9	15.2

Weighted average shares used to compute diluted net income per share	538.1	554.3	532.7	561.9

Net income per share:
Basic	$0.16	$0.27	$0.18	$0.71

Diluted	$0.16	$0.27	$0.18	$0.67

Employee stock awards for approximately 24.4 million shares and 48.4 million shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively, because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, approximately 25.5 million shares and 21.4 million shares of the Company’s outstanding common stock equivalents, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents, and Investments
The following table summarizes the Company’s cash and cash equivalents (in millions):

	As of
	September 30,	December 31,
	2009	2008
Cash:
Demand deposits	$376.1	$285.9
Time deposits	124.6	125.1

Total cash	500.7	411.0
Cash equivalents:
U.S. government securities	74.4	141.8
Government-sponsored enterprise obligations	35.8	94.8
Commercial paper	63.8	90.4
Money market funds	943.9	1,281.1

Total cash equivalents	1,117.9	1,608.1

Total cash and cash equivalents	$1,618.6	$2,019.1

Summary of Investments
The following table summarizes the Company’s unrealized gains and losses, and fair value of investments designated as trading or available-for-sale, as of September 30, 2009, (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed income securities:
U.S. government securities	$217.8	$0.1	$—	$217.9
Government-sponsored enterprise obligations	229.1	1.3	—	230.4
Foreign government debt securities	88.9	0.3	(0.1)	89.1
Commercial paper	96.8	—	—	96.8
Corporate debt securities	334.9	2.0	(0.2)	336.7

Total fixed income securities	967.5	3.7	(0.3)	970.9
Publicly-traded equity securities	9.5	0.1	—	9.6

Total	$977.0	$3.8	$(0.3)	$980.5

Reported as:
Short-term investments	$447.9	$1.1	$—	$449.0
Long-term investments	529.1	2.7	(0.3)	531.5

Total	$977.0	$3.8	$(0.3)	$980.5

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company’s maturities of its available-for-sale investments and publicly-traded securities, as of September 30, 2009, (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed income securities:
Due within one year	$438.4	$1.0	$—	$439.4
Due between one and five years	529.1	2.7	(0.3)	531.5

Total fixed income securities	967.5	3.7	(0.3)	970.9
Publicly-traded equity securities	9.5	0.1	—	9.6

Total investments	$977.0	$3.8	$(0.3)	$980.5

The following table presents the Company’s trading and available-for sale investments that are in an unrealized loss position as of September 30, 2009, (in millions):

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Foreign government debt securities	$39.6	$(0.1)	$—	$—	$39.6	$(0.1)
Corporate debt securities	157.8	(0.2)	—	—	157.8	(0.2)

Total	$197.4	$(0.3)	$—	$—	$197.4	$(0.3)

The following table summarizes the Company’s unrealized gains and losses, and fair value of investments designated as trading or available-for-sale, as of December 31, 2008, (in millions):

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

The Company had 30 and 26 investments that were in an unrealized loss position as of September 30, 2009, and December 31, 2008, respectively. The gross unrealized losses related to these investments were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. For fixed income securities that have unrealized losses, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2009, and December 31, 2008, respectively. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
the securities have been in a continuous unrealized loss position to facilitate its evaluation.
Minority Equity Investments
The Company’s minority equity investments in privately-held companies are carried at cost, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its minority equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.
As of September 30, 2009, and December 31, 2008, the carrying values of the Company’s minority equity investments in privately-held companies of $15.2 million and $14.2 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. Due to events and circumstances that significantly affected the fair value of two of its minority equity investments in the first half of 2009, which are normally carried at cost, the Company measured the fair value of these minority equity investments using an analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure. As a result, during the nine months ended September 30, 2009, the Company recognized a loss of $3.3 million due to the impairment of its minority equity investments in privately-held companies that the Company judged to be other than temporary. The Company invested $6.3 million and $4.5 million in privately-held companies during the nine months ended September 30, 2009, and 2008, respectively. In addition, during the nine months ended September 30, 2009, the Company had a minority equity investment of $2.0 million in a privately-held company that was acquired by a publicly-traded company for which the Company received a cash payment of $1.0 million and $1.0 million in common stock of the acquiring company.
Note 5. Fair Value Measurements
Fair Value Hierarchy
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:
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

	Fair Value Measurements at September 30, 2009, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
U.S. government securities	$109.9	$234.1	$—	$344.0
Government-sponsored enterprise obligations	221.1	45.1	—	266.2
Foreign government debt securities	26.6	62.5	—	89.1
Corporate debt securities	—	336.7	—	336.7
Commercial paper	—	160.6	—	160.6
Money market funds	943.9	—	—	943.9
Publicly-traded securities	9.6	—	—	9.6
Derivative asset	—	1.0	—	1.0

Total	$1,311.1	$840.0	$—	$2,151.1

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
U.S. government securities	$26.3	$202.2	$—	$228.5
Government-sponsored enterprise obligations	71.9	94.8	—	166.7
Corporate debt securities	—	110.3	—	110.3
Commercial paper	—	90.4	—	90.4
Money market funds	1,281.1	—	—	1,281.1
Publicly-traded securities	5.4	—	—	5.4
Derivative asset	—	2.6	—	2.6

Total	$1,384.7	$500.3	$—	$1,885.0

Assets measured at fair value on a recurring basis are presented on the Company’s condensed consolidated balance sheets as follows (in millions):

	Fair Value Measurements at September 30, 2009, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents	$943.9	$174.0	$—	$1,117.9
Short-term investments	146.9	302.1	—	449.0
Long-term investments	170.2	361.3	—	531.5
Prepaid expenses and other assets	50.1	2.6	—	52.7

Total	$1,311.1	$840.0	$—	$2,151.1

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets measured at fair value on a recurring basis are presented on the Company’s condensed consolidated balance sheets as follows (in millions):

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

Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis and the impairment charges recorded to loss on minority equity investments (in millions):

					Impairment	Impairment
		Fair Value Measurements Using			Charges for	Charges for
	Net Carrying	Quoted Prices in	Significant Other	Significant Other	the Three	the Nine
	Value as of	Active Markets	Observable	Unobservable	Months Ended	Months Ended
	September 30,	For Identical	Remaining	Remaining	September 30,	September 30,
	2009	Assets	Inputs	Inputs	2009	2009
		(Level 1)	(Level 2)	(Level 3)
Assets:
Minority equity investments	$1.7	$—	$—	$1.7	$—	$(3.3)

Total	$1.7	$—	$—	$1.7	$—	$(3.3)

The following table presents the Company’s Level 3 asset activities during the three and nine months ended September 30, 2009, (in millions):

	Minority Equity Investments
	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
Level 3 asset activities:
Beginning balance	$1.7	$—
Transfers in to Level 3	—	5.0
Total loss recognized in statements of operations	—	(3.3)

Ending balance	$1.7	$1.7

In the nine months ended September 30, 2009, due to events and circumstances that significantly affected the fair value of two of its minority equity investments, which are normally carried at cost, the Company measured the fair value of these minority equity investments, at the time of impairment, using an analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $3.3 million during the nine months ended September 30, 2009, and classified the investments as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity.
The Company had no liabilities that were measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2009.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6. Goodwill and Purchased Intangible Assets
Goodwill
The following table presents goodwill by segment as of September 30, 2009, and December 31, 2008, (in millions):

Segments
Infrastructure	$1,500.5
Service Layer Technologies	2,158.1

Total	$3,658.6

There were no changes to goodwill during the three and nine months ended September 30, 2009.
Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of September 30, 2009:
Technologies and patents	$380.0	$(374.8)	$5.2
Other	68.9	(58.2)	10.7

Total	$448.9	$(433.0)	$15.9

As of December 31, 2008:
Technologies and patents	$379.6	$(365.4)	$14.2
Other	68.9	(54.3)	14.6

Total	$448.5	$(419.7)	$28.8

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $2.7 million and $6.5 million for the three months ended September 30, 2009, and 2008, respectively, and $13.4 million and $37.4 million for the nine months ended September 30, 2009, and 2008, respectively. In addition, during the nine months ended September 30, 2008, the Company recorded an impairment charge of $5.0 million, included in its amortization of purchased intangible assets, due to the phase out of its DX products. There was no impairment charge with respect to the purchased intangible assets in the three and nine months ended September 30, 2009.
The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2009 (remaining three months)	$2.1
2010	4.0
2011	2.1
2012	1.2
2013	1.1
Thereafter	5.4

Total	$15.9

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Other Financial Information
Restricted Cash
As of September 30, 2009, and December 31, 2008, restricted cash was $54.5 million and $43.4 million, respectively, which consisted of escrow accounts required by certain acquisitions completed in 2005, the India Gratuity Trust, which covers statutory severance obligations in the event of termination of the Company’s India employees who have provided five or more years of continuous service, and the Directors & Officers (“D&O”) indemnification trust.
Warranties
The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the Company’s condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$35.8	$41.8	$40.1	$37.5
Provisions made during the period, net	14.7	3.8	33.4	16.0
Change in estimate	(1.1)	—	(4.5)	—
Actual costs incurred during the period	(12.1)	(2.5)	(31.7)	(10.4)

Ending balance	$37.3	$43.1	$37.3	$43.1

Deferred Revenue
Details of the Company’s deferred revenue were as follows (in millions):

	As of
	September 30,	December 31,
	2009	2008
Deferred product revenue:
Deferred gross product revenue	$328.4	$268.0
Deferred cost of product revenue	(138.0)	(110.0)

Deferred product revenue, net	190.4	158.0
Deferred service revenue	452.8	432.3

Total	$643.2	$590.3

Reported as:
Current	$480.8	$459.8
Long-term	162.4	130.5

Total	$643.2	$590.3

Restructuring Liabilities
During the first nine months of 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The restructuring plan included a restructuring of certain business functions that resulted in reductions of workforce and facilities. The Company recorded $4.5 million and $16.3 million in restructuring charges during the three and nine months ended September 30, 2009, associated with the 2009 Restructuring Plan. The Company paid $2.8 million and $6.0 million for severance related charges associated with the 2009 Restructuring Plan during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, the Company

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
incurred no restructuring charges and paid an immaterial amount associated with past restructuring plans. As of September 30, 2009, the restructuring liability was $8.3 million.
Restructuring charges were based on the Company’s restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
Other Charges
The Company recorded $1.0 million as other charges in the three and nine months ended September 30, 2009, related to an arbitration of a legal dispute. In the three and nine months ended September 30, 2008, the Company recorded nil and $9.0 million, respectively, as other charges for the settlement of its derivative lawsuits.
Interest and Other Income, Net
Interest and other income, net, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income and expense, net	$1.6	$12.8	$5.2	$44.6
Other income and expense, net	0.1	(3.1)	1.4	(4.1)

Total interest and other income, net	$1.7	$9.7	$6.6	$40.5

Interest income and expense, net, primarily includes interest income from the Company’s cash, cash equivalents, and investments as well as interest expense from customer financing arrangements. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses such as bank fees.
Note 8. Financing Arrangements
The Company has customer financing arrangements to sell its accounts receivable to a major third-party financing provider. The program does not and is not intended to affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. In these transactions with the financing provider, the Company has surrendered control over the transferred assets. The accounts receivable have been isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.
Pursuant to the receivable financing arrangements for the sale of receivables, the Company sold receivables of $122.5 million and $139.8 million during the three months ended September 30, 2009, and 2008, respectively, and $294.9 million and $306.9 million during the nine months ended September 30, 2009, and 2008, respectively. During the three months ended September 30, 2009, and 2008, the Company received cash proceeds of $101.5 million and $125.6 million, respectively, and $277.2 million and $257.7 million during the nine months ended September 30, 2009, and 2008, respectively, from the financing provider. The amount owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of September 30, 2009, and December 31, 2008, was $84.3 million and $73.9 million, respectively.
The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement. As of September 30, 2009, and December 31, 2008, cash received from the financing provider that has not been recognized as revenue was approximately $36.7 million and $33.0 million, respectively.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Derivative Instruments
The Company uses derivatives partially to offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.
Cash Flow Hedges
The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company’s planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2009, and the comparable periods in 2008 in interest and other income, net on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into income within the next 12 months.
Non-Designated Hedges
The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately two months.
The following table summarizes the total fair value of the Company’s derivative instruments as of September 30, 2009, (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1.2	Other current liabilities	$0.1

Total		$1.2		$0.1

The Company has no non-designated derivatives as of September 30, 2009.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following represents the Company’s top three outstanding derivative positions by currency as of September 30, 2009, (in millions):

	Buy	Buy	Buy
Foreign currency forward contracts:	EUR	GBP	INR

Notional amount of foreign currency	35.2	11.1	1,565.5
U.S Dollar equivalent	$50.9	$18.1	$29.0
Weighted average maturity	2 months	2 months	2 months
The effective portion of the Company’s derivative instruments on its condensed consolidated statements of operations during the three and nine months ended September 30, 2009, was as follows (in millions):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
			Gain Reclassified			Gain Reclassified
	Gain	Location of Gain	from	Gain		from
	Recognized in	Reclassified from	Accumulated	Recognized in	Location of Gain	Accumulated
	Accumulated	Accumulated Other	Other	Accumulated	Reclassified from	Other
	Other	Comprehensive	Comprehensive	Other	Accumulated Other	Comprehensive
	Comprehensive	Income to	Income to	Comprehensive	Comprehensive	Income to
	Income	Statements of	Statements of	Income	Income to Statements	Statements of
	(Effective	Operations	Operations	(Effective	of Operations	Operations
	Portion)	(Effective Portions)	(Effective Portion)	Portion)	(Effective Portion)	(Effective Portion)
Foreign exchange forward contracts	$2.1	Operating expense	$3.3	$1.4	Operating expense	$1.6

Total	$2.1		$3.3	$1.4		$1.6

The ineffective portion of the Company’s derivative instruments on its condensed consolidated statements of operations was immaterial during the three and nine months ended September 30, 2009.
Gains on the Company’s non-designated derivative instruments recognized in its condensed consolidated statements of operations during the three and nine months ended September 30, 2009, were as follows (in millions):

		Gain Recognized in
		Statements of Operations
		Three Months	Nine Months
	Location of Gain	Ended	Ended
	in Statements of	September 30,	September 30,
	Operations	2009	2009
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other income, net	$1.8	$5.0

Total		$1.8	$5.0

Note 10. Stockholders’ Equity
Stock Repurchase Activities
In March 2008, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which authorized the Company to purchase up to $1.0 billion of its common stock. Under this program, the Company repurchased approximately 2.9 million shares of its common stock, at an average price of $24.67 per share for a total purchase price of $71.9 million in the three months ended September 30, 2009, and approximately 12.6 million shares of its common stock at an average price of $19.18 per share for a total purchase price of $241.1 million in the nine months ended September 30, 2009. As of September 30, 2009, the Company has repurchased and retired approximately 22.3 million shares of common stock under the 2008 Stock Repurchase Program and the program has remaining authorized funds of $531.0 million.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Comprehensive Income
Comprehensive income consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$83.8	$148.5	$94.1	$379.3
Change in net unrealized gains (losses) on investments, net of tax of nil	(0.9)	(4.4)	1.7	(7.8)
Change in foreign currency translation adjustment, net of tax of nil	4.9	(10.7)	6.0	(9.8)

Total comprehensive income	$87.8	$133.4	$101.8	$361.7

Accumulated Deficit
The following table summarizes the activity in the Company’s accumulated deficit account (in millions):

Nine Months Ended
September 30, 2009
Balance, December 31, 2008	$(2,905.8)
Retirement of common stock	(240.7)
Net income	94.1

Balance, September 30, 2009	$(3,052.4)

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

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Plans Assumed Upon Acquisition
In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of September 30, 2009, there were approximately 2.1 million shares of common stock subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of September 30, 2009, and December 31, 2008. There were no restricted stock repurchases during the three and nine months ended September 30, 2009, and 2008.
Stock Option Activities
A summary of the Company’s stock option activity and related information as of and for the nine months ended September 30, 2009, is set forth in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2009	73,637	$21.24
Options granted	8,271	16.27
Options canceled	(1,870)	21.62
Options exercised	(6,661)	14.05
Options expired	(1,326)	24.83

Balance at September 30, 2009	72,051	$21.55	4.50	$493,893

As of September 30, 2009:
Vested or expected-to-vest options	64,111	$21.66	4.37	$439,830
Exercisable options	46,948	22.22	3.86	315,381
In the three and nine months ended September 30, 2009, the Company granted stock options covering approximately 0.7 million and 8.3 million shares of common stock, respectively, under the 2006 Plan. Total fair value of options vested for the three and nine months ended September 30, 2009, was $22.3 million and $66.1 million, respectively.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $27.02 as of September 30, 2009, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $36.2 million and $63.4 million for the three and nine months ended September 30, 2009, respectively.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Restricted Stock Units and Performance Share Awards Activities
RSUs generally vest over a period of three to four years from the date of grant and performance share awards generally vest from 2009 through 2012 provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and performance share awards do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding. The following table summarizes information about the Company’s RSUs and performance share awards as of and for the nine months ended September 30, 2009:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant-Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balance at January 1, 2009	6,692	$24.59
RSUs and performance share awards granted	4,175	26.24
RSUs and performance share awards vested	(1,324)	25.67
RSUs and performance share awards canceled	(751)	23.24

Balance at September 30, 2009	8,792	$21.50	1.7	$237,560

As of September 30, 2009:
Vested and expected-to-vest RSUs and performance share awards	5,701	$21.54	1.7	$154,035
In the three months ended September 30, 2009, the Company granted RSUs and performance share awards covering approximately 0.1 million and 0.5 million shares of common stock, respectively, under the 2006 Plan. In the nine months ended September 30, 2009, the Company granted RSUs and performance share awards covering approximately 1.5 million and 2.7 million shares of common stock, respectively, under the 2006 Plan. During the three and nine months ended September 30, 2009, RSUs and performance share awards covering approximately 0.2 million and 1.3 million shares of common stock, respectively, vested.
Employee Stock Purchase Plan
In April 1999, the Board of Directors approved the adoption of the Juniper Networks 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The 1999 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first or last trading day of the applicable offering period. Employees purchased approximately 1.6 million shares of common stock through the 1999 Purchase Plan at an average price of $12.04 per share in the nine months ended September 30, 2009. Employees purchased approximately 0.9 million and 1.6 million shares of common stock through the 1999 Purchase Plan at an average price of $22.13 and $22.57 per share in the three and nine months ended September 30, 2008, respectively. Effective February 1, 2009, immediately following the conclusion of the offering period ended January 30, 2009, the 1999 Purchase Plan was discontinued, and no shares remained available for future issuance under such plan.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In May 2008, the Company’s stockholders approved the adoption of the Juniper Networks 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”). The 2008 Purchase Plan replaced the 1999 Purchase Plan, which terminated immediately following the conclusion of the offering period ended January 30, 2009. The Board has reserved an aggregate of 12,000,000 shares of the Company’s common stock for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is generally similar to the 1999 Purchase Plan, except that under the 2008 Purchase Plan, the Company’s stockholders must approve any increases to the number of shares reserved for issuance. The first offering period of the 2008 Purchase Plan commenced on the first trading day after February 1, 2009. Employees purchased approximately 1.6 million shares of common stock through the 2008 Purchase Plan at an average price of $12.28 per share in the three and nine months ended September 30, 2009.
Shares Available for Grant
The following table presents the total number of shares available for grant under the 2006 Plan as of September 30, 2009:

Number of
Shares
(in thousands)
Balance at January 1, 2009	28,589
RSUs and performance share awards granted (1)	(8,768)
Options granted	(8,271)
RSUs canceled (1)	1,466
Options canceled (2)	1,870
Options expired (2)	1,316

Balance at September 30, 2009	16,202

(1)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award.

(2)	Includes canceled or expired options under the 1996 Plan and the 2000 Plan that expired unexercised after May 18, 2006.
Common Stock Reserved for Future Issuance
As of September 30, 2009, the Company had reserved an aggregate of approximately 107.4 million shares of common stock for future issuance under its stock award plans and the 2008 Purchase Plan.
Stock-Based Compensation Expense
The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards and common shares issues under the 1999 and 2008 Purchase Plans. The expected volatility is based on the implied volatility of market-traded options on the Company’s common stock, adjusted for other relevant factors, including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In 2007, the government of India implemented a new fringe benefit tax that applied to equity awards granted to India taxpayers. This fringe benefit tax was payable by the issuer of the equity awards; however, the law allowed an issuer to recover from individual award holders the fringe benefit taxes the issuer paid on their applicable equity awards. In January 2008, the Company amended its equity award agreements for future grants made to its employees in India to provide for the Company to be reimbursed for fringe benefit taxes paid in relation to applicable equity awards. The Company elected to use a BSM option-pricing model that incorporates a Monte Carlo simulation to calculate the fair value of stock-based awards issued under the amended equity award agreements. In August 2009, the government of India repealed the fringe benefit tax that applied to equity awards granted to India taxpayers. As of the effective date of the repeal, the Company discontinued the Monte Carlo simulation into its BSM option-pricing model to calculate the fair value of stock-based awards granted to its India employees subsequent to the repeal.
The assumptions used and the resulting estimates of fair value for employee stock options during the three and nine months ended September 30, 2009, and 2008, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee Stock Options:
Volatility factor	43% - 46%	45% - 47%	43% - 58%	43% - 48%
Risk-free interest rate	0.4% - 4.2%	2.2% - 4.1%	0.4% -4.2%	1.7% - 4.4%
Expected life (years)	4.3 - 5.7	3.6 - 5.7	4.3 - 5.8	3.6 - 5.7
Dividend yield	—	—	—	—
Fair value per share	$9.52 - $10.25	$8.49 - $10.45	$6.02 - $10.49	$8.32 - $10.88
The assumptions used and the resulting estimates of weighted average fair value per share under the employee stock purchase plan during the three and nine months ended September 30, 2009, and 2008, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan:
Volatility factor	46%	46%	54%	47%
Risk-free interest rate	0.3%	1.9%	0.4%	2.0%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$7.35	$7.39	$5.54	$7.60
The Company determines the fair value of its RSUs and performance share awards based upon the fair market value of the shares of the Company’s common stock at the date of grant. The Company expenses the cost of RSUs ratably over the period during which the restrictions lapse. In addition, the Company estimates stock compensation expense for its performance share awards based on the vesting criteria and only recognized expense for the portions of such awards for which annual targets have been set. The weighted average fair value per share of RSUs and performance share awards granted during these periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average fair value per share:
RSUs	$25.86	$26.51	$16.09	$25.55
Performance share awards	$26.30	$25.90	$17.18	$25.57

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s stock-based compensation expense associated with stock options, employee stock purchases, RSUs, and performance share awards is recorded in the following cost and expense categories for the three and nine months ended September 30, 2009, and 2008, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenues — Product	$0.9	$0.8	$2.8	$2.2
Cost of revenues — Service	2.9	2.4	8.5	7.0
Research and development	14.3	12.8	44.0	34.9
Sales and marketing	10.7	10.9	30.9	26.8
General and administrative	5.5	1.9	15.2	8.0

Total	$34.3	$28.8	$101.4	$78.9

During the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense related to employee stock options in the amount of $20.5 million and $60.0 million, respectively, and during the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense related to employee stock options in the amount of $15.1 million and $42.5 million, respectively. As of September 30, 2009, approximately $137.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted average period of approximately 2.7 years.
The Company recorded stock-based compensation expense related to its employee stock purchase plans in the amount of $3.5 million and $11.1 million for the three and nine months ended September 30, 2009, respectively, and $3.6 million and $10.2 million for the three and nine months ended September 30, 2008, respectively.
The Company recognized stock compensation expense of $10.3 million and $30.3 million for the three and nine months ended September 30, 2009, and $10.1 million and $26.2 million for the three and nine months ended September 30, 2008, respectively, in connection with RSUs and performance share awards. As of September 30, 2009, approximately $59.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and unvested performance share awards will be recognized over a weighted-average period of approximately 2.4 years.
401(k) Plan
Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001. The Company currently matches 25% of all eligible employee contributions. All matching contributions vest immediately. In the three and nine months ended September 30, 2009, the Company’s matching contributions to the plan totaled $2.8 million and $9.8 million, respectively. In the three and nine months ended September 30, 2008, the Company’s matching contributions to the plan totaled $2.6 million and $9.1 million, respectively.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Deferred Compensation Plan
In July 2008, the Company formed a non-qualified deferred compensation plan (“NQDC”) plan, which is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The plan assets are included within investments and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net and the offsetting compensation expense are recorded in operating expenses in the consolidated statements of operations. The deferred compensation liability under this plan was approximately $4.1 million and $1.0 million as of September 30, 2009, and December 31, 2008, respectively.
Note 12. Segments
The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. The Company’s operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). The Infrastructure segment includes products from the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”) systems and appliances, dynamic services gateways, secure sockets layer virtual private network (“SSL”) appliances, intrusion detection and prevention appliances (“IDP”), the J-series router product family, and wide area network (“WAN”) optimization platforms.
The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses. In the three and nine months ended September 30, 2009, and 2008, the CODM did not allocate certain miscellaneous expenses to its segments even though such expenses were included in the Company’s management operating income.
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

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Infrastructure:
Product	$472.0	$610.3	$1,396.2	$1,714.9
Service	123.2	119.0	350.1	308.7

Total Infrastructure revenues	595.2	729.3	1,746.3	2,023.6
Service Layer Technologies:
Product	162.1	156.7	432.7	450.2
Service	66.6	61.0	195.5	175.1

Total Service Layer Technologies revenues	228.7	217.7	628.2	625.3

Total net revenues	823.9	947.0	2,374.5	2,648.9
Operating income:
Infrastructure	126.9	216.9	358.8	603.5
Service Layer Technologies	44.4	20.7	79.6	39.2

Total segment operating income	171.3	237.6	438.4	642.7
Other corporate (1)	—	—	—	(4.7)

Total management operating income	171.3	237.6	438.4	638.0
Amortization of purchased intangible assets	(2.7)	(6.5)	(13.4)	(42.4)
Stock-based compensation expense	(34.3)	(28.8)	(101.4)	(78.9)
Stock-based payroll tax expense	(0.8)	(0.3)	(1.5)	(2.6)
Restructuring charges	(4.5)	—	(16.3)	—
Other charges	(1.0)	—	(1.0)	(9.0)

Total operating income	128.0	202.0	304.8	505.1
Interest and other income, net	1.7	9.7	6.6	40.5
Loss on minority equity investments	—	—	(3.3)	(1.5)

Income before income taxes	$129.7	$211.7	$308.1	$544.1

(1)	Other corporate charges include severance and related costs associated with workforce rebalancing activities, which are not included in business segment results.
Depreciation expense allocated to the Infrastructure segment was $24.1 million and $69.1 million in the three and nine months ended September 30, 2009, respectively, and $22.7 million and $64.3 million in the three and nine months ended September 30, 2008, respectively. The depreciation expense allocated to the SLT segment was $9.7 million and $29.4 million in the three and nine months ended September 30, 2009, respectively, and $9.6 million and $27.9 million in the three and nine months ended September 30, 2008, respectively.
The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Americas:
United States	$380.3	$421.3	$1,045.4	$1,135.3
Other	42.5	57.2	128.0	149.8

Total Americas	422.8	478.5	1,173.4	1,285.1
Europe, Middle East and Africa	243.2	277.6	698.3	803.3
Asia Pacific	157.9	190.9	502.8	560.5

Total	$823.9	$947.0	$2,374.5	$2,648.9

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Verizon accounted for 10.4% of the Company’s net revenues for the three months ended September 30, 2009, and no single customer accounted for 10% or more of the Company’s net revenues for the nine months ended September 30, 2009. Verizon accounted for 13.3% of the Company’s net revenues for the three months ended September 30, 2008, and no single customer accounted for 10.0% or more of the Company’s net revenues for the nine months ended September 30, 2008.
The Company tracks assets by physical location. The majority of the Company’s assets, including property and equipment, were attributable to its U.S. operations as of September 30, 2009, and December 31, 2008. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 13. Income Taxes
The Company recorded tax provisions of $45.9 million and $63.2 million for the three months ended September 30, 2009, and 2008, or effective tax rates of 35% and 30%, respectively. The Company recorded tax provisions of $214.0 million and $164.8 million for the nine months ended September 30, 2009, and 2008, or effective tax rates of 69% and 30%, respectively. The effective tax rate for the three months ended September 30, 2009, is substantially similar to the federal statutory rate of 35% and differs from the effective tax rate for the same period in 2008, primarily due to a $4.6 million income tax charge resulting from an investigation by the India tax authorities. The effective tax rate for the nine months ended September 30, 2009, differs from the federal statutory rate of 35% and the rate for the same period in 2008, primarily due to the following income tax charges: (i) the $4.6 million related to the investigation by the India tax authorities; (ii) $52.1 million resulted from a change in the Company’s unrecognized tax benefits related to share-based compensation due to a decision reached by the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner in the Company’s second quarter of 2009; and (iii) $61.8 million resulted from changes in California income tax laws that were enacted during the Company’s first quarter of 2009. The effective rate impact from these charges was partially offset by the federal Research and Development (“R&D”) credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates during the three and nine months ended September 30, 2009. The effective tax rate for the three and nine months ended September 30, 2008, differed from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.
The gross unrecognized tax benefits increased by approximately $67.5 million for the nine months ended September 30, 2009, of which $66.2 million, if recognized, would affect the effective tax rate. Gross unrecognized tax benefits have decreased approximately $6.6 million during the three months ended September 30, 2009. The decrease relates to a $12.8 million adjustment by the Internal Revenue Service (“IRS”) to the Company’s fiscal year 2004 research credit carryforwards offset primarily by additional charges related to share-based compensation. Interest and penalties accrued for the nine months ended September 30, 2009, were approximately $13.7 million. Approximately $4.6 million of the increase in interest and penalties, occurred during the three months ended September 30, 2009, and is related to the India tax matter discussed below.
The Company is currently under examination by the IRS for the 2004 tax year, and in July 2009, the IRS informed the Company that it intends to open an audit for the 2005 and 2006 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 and 2004 through 2008 tax years, respectively, and has received an inquiry from the Hong Kong tax authorities for the 2002 through 2006 tax years. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of September 30, 2009.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
In 2009, as part of the on-going 2004 IRS audit, the Company received a proposed adjustment related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. In March 2009, the Company received an assessment from the Hong Kong tax authorities specifically related to an inquiry of the 2002 tax year. In December 2008, the Company received a proposed adjustment from the India tax authorities related to the 2004 tax year.
In July 2009, the India tax authorities commenced a separate investigation of our 2004 through 2008 tax returns and are disputing the Company’s determination of taxable income due to the cost basis of certain fixed assets. As referenced above, the Company recorded $4.6 million in penalties and interest in the quarter ended September 30, 2009 relevant to this matter. The Company understands that the India tax authorities may issue an initial assessment that is substantially higher than this amount. As a result, in accordance with the administrative and judiciary process in India, the Company may be required to make payments that are substantially higher than the amount accrued in order to ultimately settle this issue. The Company strongly believes that any assessment it may receive in excess of the amount accrued would be inconsistent with applicable India tax laws and intends to defend this position vigorously.
The Company is pursuing all available administrative procedures relative to the matters referenced above. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, please see Note 14 — Commitments and Contingencies under the heading “IRS Notices of Proposed Adjustments.”
The Company does not expect complete resolution of any IRS, or other audits in significant foreign or state jurisdictions within the next 12 months. However, it is reasonably possible that the Company may reach agreement with certain issues and as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $4.6 million within the next 12 months.
Note 14. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of September 30, 2009, (in millions):

	Total	2009	2010	2011	2012	2013	Thereafter	Other
Operating leases	$185.4	$13.8	$52.7	$44.5	$37.6	$20.9	$15.9	$—
Sublease rental income	(0.8)	(0.2)	(0.6)	—	—	—	—	—
Purchase commitments	120.3	120.3	—	—	—	—	—	—
Tax liabilities	173.3	—	4.6	—	—	—	—	168.7
Other contractual obligations	45.6	7.3	17.3	13.5	5.6	1.9	—	—

Total	$523.8	$141.2	$74.0	$58.0	$43.2	$22.8	$15.9	$168.7

Operating Leases
Juniper Networks leases its facilities under operating leases that expire at various times, the longest of which expires in January 2017. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $184.6 million as of September 30, 2009. Rent expense for the three months ended September 30, 2009, and 2008 was $14.2 million and $14.4 million, respectively, and $42.6 million and $43.3 million for the nine

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
months ended September 30, 2009, and 2008, respectively. Subsequent to September 30, 2009, the Company amended three existing lease agreements for the Company’s corporate headquarters facilities located in Sunnyvale, California. See Operating Lease Extensions in Note 15 — Subsequent Events in Notes to Condensed Consolidated Financial Statements in Item I of this Form 10-Q for further discussion of amended lease obligations.
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of September 30, 2009, there were NCNR component orders placed by the contract manufacturers with a value of $120.3 million. The contract manufacturers use the components to build products based on the Company’s forecasts and purchase orders that the Company has received from customers. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of September 30, 2009, the Company had accrued $29.9 million based on its estimate of such charges.
Tax Liabilities
As of September 30, 2009, the Company had $173.3 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to $168.7 million of such liabilities due to uncertainties in the timing of tax audit outcomes.
Other Contractual Obligations
As of September 30, 2009, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a five-year $36.4 million data center hosting agreement, a three-year $22.7 million software subscription, and a joint development agreement with a third-party for development of network-related technology, which requires quarterly payments of $3.5 million through January 2010. The Company records the quarterly payment to the third-party developer as research and development expense in its condensed consolidated statements of operations until the technology under development has reached technological feasibility. Pursuant to the joint development agreement, in exchange for each party’s respective contributions to the development effort as well as the consideration payable by the Company, each party will obtain a license to the technology that result from the development for use in certain of their respective product lines. As of September 30, 2009, $21.0 million remained unpaid under the data center hosting agreement with the remaining commitment expected to be paid through the end of April 2013 and $15.3 million remained unpaid under the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011.
Guarantees
The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer financing arrangements, and standby letters of credit for certain lease facilities. As of September 30, 2009, the Company had $34.4 million in guarantees and standby letters of credit and recorded a liability of $23.5 million related to a third-party customer-financing guarantee. As of

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
December 31, 2008, the Company had not recorded a liability related to its guarantees and indemnification arrangements.
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
Federal Securities Class Action
On July 14, 2006 and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly-traded securities from July 12, 2001, through and including August 10, 2006. Plaintiffs seek monetary damages in an unspecified amount. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008, the Court issued an order granting in part and denying in part the defendants’ motion to dismiss. The order dismissed with prejudice plaintiffs’ section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend, plaintiffs’ section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs’ remaining claims. The order gave plaintiffs until May 1, 2008, to file an amended complaint. Plaintiffs chose not to amend their complaint.
On September 25, 2009, the Court certified a plaintiff class consisting of all persons and entities who purchased or otherwise acquired the Company’s securities from July 11, 2003 to August 10, 2006 inclusive, and were damaged thereby, including those who received or acquired Juniper Networks’ common stock issued pursuant to the registration statement on SEC Form S-4, dated March 10, 2004, for the Company’s merger with NetScreen Technologies Inc.; and purchasers of Zero Coupon Convertible Senior Notes due June 15, 2008 issued pursuant to a registration statement on SEC Form S-3 dated November 20, 2003. Excluded from the Class are the Defendants and the current and former officers and directors of the Company, their immediate families, their heirs, successors, or assigns and any entity controlled by any such person.
Calamore Proxy Statement Action
On March 28, 2007, an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, the plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss and the

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying the plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. The plaintiff filed an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. On August 13, 2008, the Court issued an order granting the defendants’ motion to dismiss with prejudice, and entered final judgment in favor of defendants. On September 9, 2008, the plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. The plaintiff’s appeal was fully briefed and the Court of Appeals heard oral argument on the appeal on October 7, 2009. No decision has been issued yet by the Court of Appeals.
IPO Allocation Case
In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), Juniper Networks, and certain of Juniper Networks’ officers. This action was brought on behalf of purchasers of the Company’s common stock in its initial public offering in June 1999 and the Company’s secondary offering in September 1999.
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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. It is likely certain persons will seek to appeal the order approving the settlement.

Juniper Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Menlo Equities
In December 2008, Menlo Equities Development Company II, LLC (“Menlo Equities”) initiated in an arbitration proceeding against the Company. Menlo Equities and the Company are members of Menlo/Juniper Networks LLC and are parties to an Operating Agreement and a Development Services Agreement relating to certain real estate in Sunnyvale, California purchased in 2000. The dispute relates to whether the Company would be obligated to pay Menlo Equities certain fees under the agreements, if and when the real estate is developed or sold. Menlo Equities asserted that it is entitled to immediate payment of damages of approximately $29.0 million plus attorney’s fees as a result of a repudiation and breach of the agreements. The Company denies Menlo Equities’ allegations. An arbitration hearing was conducted in June 2009, and the arbitrator issued an interim decision in September that ruled in Menlo’s favor in most areas. However, the interim decision contained no specific monetary award and concluded that the Company should pay the buy out amounts under the agreements, if and when the contract contingencies on which they become due occur. The parties are seeking clarification of the interim award: (i) Menlo Equities contends that it is entitled to immediate payment of approximately $8.3 million, and (ii) the Company contends that no amount is due under the interim award. In addition, Menlo Equities has requested attorney’s fees of approximately $0.5 million. A final decision is expected prior to the end of the calendar year.
IRS Notices of Proposed Adjustments
In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. As of September 30, 2009, the IRS has not yet concluded its examinations of these returns. In September 2008, as part of its on-going audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company’s business credits. The Company believes that it has adequately provided for any reasonable foreseeable outcome related to this proposed adjustment.
In July 2009, the Company received a NOPA from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The asserted changes to the Company’s 2004 tax year would affect the Company’s income tax liabilities in tax years subsequent to 2003. Because of the NOPA, the estimated incremental tax liability would be approximately $807.0 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that its previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether this matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes it has provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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
Note 15. Subsequent Event
Stock Repurchases
Subsequent to September 30, 2009, through the filing of this report, the Company repurchased and retired approximately 1.6 million shares of its common stock for approximately $42.0 million under its 2008 Stock Repurchase program at an average purchase price of $26.69 per share. The Company’s 2008 Stock Repurchase Program had remaining authorized funds of $489.0 million as of the report filing date. Purchases under the Company’s 2008 Stock Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.
Operating Lease Extensions
In October 2009, the Company amended three existing leases for the Company’s corporate headquarters facilities in Sunnyvale, California. Each lease was amended to: (i) extend the underlying lease term, and (ii) establish new monthly base rent payments for periods after November 1, 2009. The new monthly base rent payments represent a significant reduction in base rent that would have been payable for the previously remaining terms of each of the underlying leases. The Company’s operating lease obligations will increase by $128.1 million under these amended lease agreements with expiration dates ranging from June 2020 through November 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically our most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

Executive Overview
Our performance for the three and nine months ended September 30, 2009, reflects continued weakness in market demand for networking and security products, compared to the same periods in 2008, primarily due to our customers’ reaction to the weakened global economy. The decrease in revenues was primarily due to the slowdown in the U.S.; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”) service provider market, partially offset by strength in the U.S. enterprise market in the third quarter of 2009. While the global economy continues to challenge the marketplace, we did see some signs that visibility in key areas of our business is beginning to improve. In the third quarter of 2009, our cross-selling efforts resulted in good year-over-year revenue growth in the enterprise market as we continue to invest in innovation and customer satisfaction, control operating costs, and navigate through this challenging economic period.
The following table provides an overview of our key financial metrics for the three and nine months ended September 30, 2009, and 2008:

(In millions, except per share	Three Months Ended September 30,				Nine Months Ended September 30,
amounts and percentages)	2009	2008	$ Change	%Change	2009	2008	$ Change	%Change
Net revenues	$823.9	$947.0	$(123.1)	(13%)	$2,374.5	$2,648.9	$(274.4)	(10%)

Operating income	$128.0	$202.0	$(74.0)	(37%)	$304.8	$505.1	$(200.3)	(40%)
Percentage of net revenues	15.5%	21.3%			12.8%	19.1%
Net income	$83.8	$148.5	$(64.7)	(44%)	$94.1	$379.3	$(285.2)	(75%)
Percentage of net revenues	10.2%	15.7%			4.0%	14.3%
Net income per share
Basic	$0.16	$0.27	$(0.11)	(41%)	$0.18	$0.71	$(0.53)	(75%)

Diluted	$0.16	$0.27	$(0.11)	(41%)	$0.18	$0.67	$(0.49)	(73%)

•	Net revenues: Our net revenues decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to reduced demand for our products particularly in the Infrastructure segment, which is consistent with the overall decline in the global economy, partially offset by an increase for our products in SLT segment. Net revenues from enterprise customers increased 16% while net revenues from service providers decreased 24% in the three months ended September 30, 2009, compared to the same period in 2008. In the nine months ended September 30, 2009, net revenues from enterprise customers increased 14% while net revenues from service providers decreased 19%, compared to the same period in 2008. Net revenues decreased in all regions in the three and nine months ended September 30, 2009, compared to the same periods in 2008.
•	Operating Income: Our operating income as well as operating margin as a percentage of net revenues decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008. These decreases were, in large part, due to the decrease in revenues, partially offset by our efforts to control expenses and improve operational efficiencies in the three and nine months ended September 30, 2009, compared to the same periods in 2008.
•	Net Income and Net Income Per Share: The decrease in net income in the three months ended September 30, 2009, compared to the same period in 2008, is primarily due to a decrease in revenue and a non-recurring income tax charge of $4.6 million related to our subsidiary in India. The decrease in net income in the nine months ended September 30, 2009, compared to the same period in 2008, is primarily due to a decrease in revenue and total non-recurring income tax charges of $113.9 million. Of the $113.9 million, $52.1 million related to a change in the tax treatment of stock-based compensation expense in transfer pricing arrangements for certain U.S. multinational companies due to a federal appellate court ruling in the second quarter of 2009, and a $61.8 million non-cash charge related to the impairment of certain net deferred tax assets resulting from a change in California income tax law enacted during the first quarter of 2009.
•	Other Financial Highlights: Total deferred revenue increased $52.9 million in the nine months ended September 30, 2009, primarily due to the growth in our installed equipment base for maintenance and customer support contracts. During the nine months ended September 30, 2009, we generated cash of $536.5 million from our operations, while we used $830.0 million for our investing activities and $107.0 million for our financing activities.
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
We continue to deliver new and innovative, high-performance network infrastructure solutions. We have extended the infrastructure for enterprises and started shipping the SRX100 dynamic service gateway platforms. In addition, for service providers we began shipping our TX Matrix Plus, which interconnects multiple T1600 core routers to create a single multi-chassis routing node. On the partnership front, we recently announced entry into an original equipment manufacturer (“OEM”) agreement with Dell to offer our networking solutions under Dell’s PowerConnect brand.. In addition, we recently expanded our OEM relationship with IBM to include our SRX series services gateways.
The recent weakness in the global economy has affected the purchasing behavior of our customers, particularly among service providers, and caused delays or reductions in purchase decisions, which led to lower revenues in our third quarter of 2009 compared to the same period of 2008, as well as limited visibility regarding future business. If economic growth in the U.S. and other countries’ economies declines and/or fails to recover, our customers may further delay or reduce their purchases, which could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. We continue to plan to both invest in key research and development projects that we believe will lead to future growth and remain focused on continuing our efforts to contain other costs and allocate resources effectively.
Listing on the New York Stock Exchange
On October 6, 2009, we submitted an application to transfer the listing of our Company’s common stock to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Select Market (“NASDAQ”). Effective October 29, 2009, we transferred our listing from the NASDAQ to the NYSE under the symbol “JNPR.”
Stock Repurchase Activity
Our Board approved a stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”), which authorized us to purchase up to $1.0 billion of our common stock. Under this program, we repurchased approximately 2.9 million shares of our common stock at an average price of $24.67 per share for a total purchase price of $71.9 million in the three months ended September 30, 2009, and approximately 12.6 million shares of our common stock at an average price of $19.18 per share for a total purchase price of $241.1 million in the nine months ended September 30, 2009. As of September 30, 2009, we have repurchased and retired approximately 22.3 million shares of common stock under the 2008 Stock Repurchase Program and the program had remaining authorized funds of $531.0 million.
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
In recent years, an increasing amount of our products has been manufactured in Asia, and we anticipate that a larger percentage of our products will be produced outside the U.S. in the future. Our contracts generally provide for passage of title and risk of loss at the designated point of shipment to our customer. The manufacturing of products in Asia for shipment to customers in EMEA and the Americas resulted in additional shipment logistics, freight and timing issues for us, as well as those customers. In an ongoing effort to balance our and our customers’ needs, we have made changes on occasion to the payment of freight and the point of shipment with respect to products shipped from Asia. These changes affect shipping costs and the timing of revenue recognition of those shipments.
Nature of Expenses
Employee-related costs have historically been the primary driver of our operating expenses, and we expect this trend to continue. Employee-related costs include items such as wages, commissions, bonuses, vacation, benefits, and stock-based compensation. We increased our headcount by 3% to 7,034 employees as of September 30, 2009, from 6,830 employees as of September 30, 2008, primarily in the research and development organization. The headcount growth has increased primarily in regions with lower operating costs per employee. Our headcount slightly increased by 20 employees in the first nine months of 2009, primarily due to our continued effort to manage operating expenses.
Stock-based compensation, including related payroll tax expense, was $35.1 million and $102.9 million in the three and nine months ended September 30, 2009, respectively, and $29.1 million and $81.5 million in the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, approximately $137.0 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted average period of approximately 2.7 years. In addition, as of September 30, 2009, approximately $59.2 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and unvested performance share awards will be recognized over a weighted average period of approximately 2.4 years.

Facility and information technology departmental costs are allocated to other departments based on usage and headcount, respectively. Facility and information technology related costs decreased by $1.4 million and $2.2 million in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to a decrease in headcount and our continued efforts to control costs in our internal operations. Facility and information technology related headcount was 243 employees as of September 30, 2009, compared to 263 employees as of September 30, 2008.
Although our revenue transactions are primarily denominated in U.S. Dollars, cost of service revenues and operating expenses are denominated in U.S. Dollars, the British Pound, the Euro, Indian Rupee, and Japanese Yen as well as other foreign currencies. Changes in related currency exchange rates may affect our operating results. We use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenues and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the appropriate expense line item of the condensed consolidated statements of operations to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in interest and other income, net on our condensed consolidated statements of operations. The decrease in expenses including cost of service revenues, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuation, was approximately 2% and 5% in each of the three- and nine-month periods ended September 30, 2009, compared with the same periods in 2008.
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
Revenue Recognition
Our products are generally integrated with software that is essential to the functionality of our equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605, Software — Revenue Recognition (formerly, Statement of Position No. 97-2, Software Revenue Recognition).
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
Service revenues include revenue from maintenance, training, and professional services. Maintenance is offered under renewable contracts. Revenue from maintenance service contracts is deferred and is recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.
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
Stock-Based Compensation
We recognize stock-based compensation expense for all share-based payment awards including employee stock options, RSUs, performance share awards, and purchases under our Employee Stock Purchase Plan granted after December 31, 2005, and granted prior to but not yet vest as of December 31, 2005, in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment). Prior to the adoption of FASB ASC Topic 718, we accounted for stock-based compensation under the intrinsic value recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We valued compensation expense for expected-to-vest stock-based awards that were granted on or prior to December 31, 2005, under the multiple-option approach. We amortize these share-based payments using the accelerated attribution method. Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

We utilize the Black-Scholes-Merton (“BSM”) option-pricing model and incorporate a Monte Carlo simulation when appropriate in order to determine the fair value of stock-based awards. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The expected volatility is based on the implied volatility of market-traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time.
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
Income Taxes
Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in FASB ASC Topic 740, Income Taxes (“FASB ASC Topic 740”) (formerly, SFAS No. 109, Accounting for Income Taxes and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109). To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize and measure potential liabilities based upon criteria set forth in FASB ASC Topic 740. Based upon these criteria, we estimate whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.
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
Significant judgment is required in evaluating our uncertain tax positions under FASB ASC Topic 740 and determining our provision for income taxes. Although we believe our reserves under FASB ASC Topic 740 are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made as it was during the second quarter of 2009, when we recorded a non-recurring income tax charge as a result of a federal appellate court ruling in Xilinx, Inc. v. Commissioner. The provision for income taxes includes the effect of reserves under FASB ASC Topic 740 and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.
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
Recent Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Net revenues:
Product	$634.1	$767.0	$(132.9)	(17%)	$1,828.9	$2,165.1	$(336.2)	(16%)
Percentage of net revenues	77.0%	81.0%			77.0%	81.7%
Service	189.8	180.0	9.8	5%	545.6	483.8	61.8	13%
Percentage of net revenues	23.0%	19.0%			23.0%	18.3%

Total net revenues	$823.9	$947.0	$(123.1)	(13%)	$2,374.5	$2,648.9	$(274.4)	(10%)

Our net product revenues decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily because of decreased revenue from our Infrastructure products to service provider customers whose spending patterns were affected by the weakened global economy, partially offset by increased revenues from our Infrastructure products sold to the enterprise customers and SLT products sold to service providers. Our net service revenues increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to the increase in maintenance revenue from our expanded installed base of equipment under service contracts.

Infrastructure Segment Revenues
The following table presents net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Net Infrastructure segment revenues:
Infrastructure product revenue	$472.0	$610.3	$(138.3)	(23%)	$1,396.2	$1,714.9	$(318.7)	(19%)
Percentage of net revenues	57.2%	64.4%			58.8%	64.7%
Infrastructure service revenue	123.2	119.0	4.2	4%	350.1	308.7	41.4	13%
Percentage of net revenues	15.0%	12.6%			14.7%	11.7%

Total Infrastructure segment revenues	$595.2	$729.3	$(134.1)	(18%)	$1,746.3	$2,023.6	$(277.3)	(14%)

Percentage of net revenues	72.2%	77.0%			73.5%	76.4%
Infrastructure — Product
For the three and nine months ended September 30, 2009, the decrease in Infrastructure product revenue compared to the same periods in 2008 was primarily attributable to decreased revenue in M-, T-, and E-series product families due to our customers’ reduced demand due to the global economic environment, partially offset by revenue growth from our EX-series switching products and MX-series products. In the three months ended September 30, 2009, we experienced a 34% decrease in revenue from the service provider market and a 58% increase in revenue from the enterprise market compared to the same period in 2008. In the nine months ended September 30, 2009, we experienced a 28% decrease in revenue from the service provider market and a 55% increase in revenue from the enterprise market compared to the same period in 2008. Compared to the same periods in 2008, during the three and nine months ended September 30, 2009, the decrease in the service provider market was primarily due to decreased capital spending in that customer market, and the increase in the enterprise market was primarily due to the growth in our EX-series switching business and our continued focus on selling Infrastructure products into the enterprise market. Geographically, Infrastructure product revenue decreased in all regions for the three and nine months ended September 30, 2009.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Unit Change	% Change	2009	2008	Unit Change	% Change
Infrastructure chassis revenue units (1)	3,227	3,559	(332)	(9%)	9,253	9,951	(698)	(7%)
Infrastructure ports shipped (1)	109,749	95,839	13,910	15%	317,260	268,772	48,488	18%

(1)	Excludes modular and fixed configuration EX-series Ethernet switching products and circuit-to-packet products.
Infrastructure chassis revenue units decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to reduced customer demand because of the weakened global economy. The port shipments increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to an increase in the MX-series products, which generally contain a higher number of ports per chassis.

Infrastructure — Service
The increase in Infrastructure service revenue for the three and nine months ended September 30, 2009, was primarily due to an increase in our installed base of equipment being serviced. In the three months ended September 30, 2009, we experienced a 38% increase in revenue from the enterprise market and revenue from the service provider market was flat, compared to the same period in 2008. In the nine months ended September 30, 2009, we experienced a 12% increase in revenue from the service provider market and a 28% increase in revenue from the enterprise market compared to the same period in 2008. Geographically, Infrastructure service revenue increased in EMEA and APAC and decreased in the Americas for the three months ended September 30, 2009, while Infrastructure service revenue increased in all regions for the nine months ended September 30, 2009. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support.
SLT Segment Revenues
The following table presents net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	%Change	2009	2008	$ Change	%Change
Net SLT segment revenues:
SLT product revenue	$162.1	$156.7	$5.4	3%	$432.7	$450.2	$(17.5)	(4%)

Percentage of net revenues	19.7%	16.6%			18.2%	17.0%
SLT service revenue	66.6	61.0	5.6	9%	195.5	175.1	20.4	12%
Percentage of net revenues	8.1%	6.4%			8.3%	6.6%

Total SLT segment revenues	$228.7	$217.7	$11.0	5%	$628.2	$625.3	$2.9	N/M

Percentage of net revenues	27.8%	23.0%			26.5%	23.6%

N/M – Not meaningful
SLT — Product
We experienced an increase in SLT product revenue primarily due to increases in revenue from our SRX services gateways partially offset by decreased revenues from our high-end and branch firewall products in the three months ended September 30, 2009, compared to the same period in 2008. In the nine months ended September 30, 2009, we experienced a decrease in SLT product revenue primarily due to a decrease in revenue from our high-end and branch firewall products partially offset by an increase in revenue from our SRX services gateways. In the three months ended September 30, 2009, we experienced a 47% increase in revenue from the service provider market and a 10% decrease in revenue from the enterprise market compared to the same period in 2008. In the nine months ended September 30, 2009, we experienced a 12% increase in revenue from the service provider market and a 9% decrease in revenue from the enterprise market compared to the same period in 2008. Geographically, SLT product revenue increased in the Americas region partially offset by decreased revenue in the EMEA and APAC regions for the three months ended September 30, 2009. For the nine months ended September 30, 2009, SLT product revenue decreased in the EMEA and APAC regions, partially offset by an increase in revenue in the Americas region.
The following table presents SLT revenue units recognized:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Unit Change	% Change	2009	2008	Unit Change	% Change
SLT revenue units	55,319	60,587	(5,268)	(9%)	147,717	180,724	(33,007)	(18%)
SLT revenue units decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008. The percentage decrease in SLT product revenues was lower than the percentage decrease in revenue units, primarily due to the product mix that favored products with higher selling prices.

SLT — Service
The increase in SLT service revenue was primarily due to an increase in our installed base of equipment being serviced. In the three months ended September 30, 2009, we experienced a 19% increase in revenue from the service provider market and a 7% increase in revenue from the enterprise market compared to the same period in 2008. In the nine months ended September 30, 2009, we experienced a 20% increase in revenue from the service provider market and a 10% increase in revenue from the enterprise market compared to the same period in 2008. Geographically, SLT service revenue increased in all regions for the three and nine months ended September 30, 2009. A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support.
Net Revenues by Geographic Region
The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Americas:
United States	$380.3	$421.3	$(41.0)	(10%)	$1,045.4	$1,135.3	$(89.9)	(8%)
Other	42.5	57.2	(14.7)	(26%)	128.0	149.8	(21.8)	(15%)

Total Americas	422.8	478.5	(55.7)	(12%)	1,173.4	1,285.1	(111.7)	(9%)
Percentage of net revenues	51.3%	50.5%			49.4%	48.5%
Europe, Middle East, and Africa	243.2	277.6	(34.4)	(12%)	698.3	803.3	(105.0)	(13%)
Percentage of net revenues	29.5%	29.3%			29.4%	30.3%
Asia Pacific	157.9	190.9	(33.0)	(17%)	502.8	560.5	(57.7)	(10%)
Percentage of net revenues	19.2%	20.2%			21.2%	21.2%

Total	$823.9	$947.0	$(123.1)	(13%)	$2,374.5	$2,648.9	$(274.4)	(10%)

Net revenues in the Americas region decreased in absolute dollars in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a revenue decrease in the Americas from the service provider market, partially offset by an increase in net revenues from the enterprise market in the United States. Net revenues in the Americas region as a percentage of total net revenues increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to the relative strength of sales in the Americas compared to EMEA.
Net revenues in EMEA decreased in absolute dollars in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to reduced demand in the service provider market, partially offset by a slight increase in revenue from the enterprise market. Net revenues in EMEA increased as a percentage of total net revenues in the three months ended September 30, 2009, compared to the same period in 2008, primarily due to the relative strength of the EMEA region compared to APAC. In the nine months ended September 30, 2009, net revenues in EMEA decreased as a percentage of total net revenues, compared to the same period in 2008, primarily due to the relative weakness of the EMEA region compared to the Americas.
Net revenues in APAC decreased in absolute dollars and as a percentage of total net revenues in the three months ended September 30, 2009, compared to the same period in 2008, primarily due to reduced demand in the service provider market and the relative weakness of the APAC region compared to the Americas and EMEA. In the nine months ended September 30, 2009, net revenues in APAC decreased in absolute dollars, compared to the same period in 2008, primarily due to reduced demand in the service provider and enterprise markets. Net revenues in APAC as a percentage of total net revenues was consistent in the nine months ended September 30, 2009, compared to the same period in 2008.

Net Revenues by Markets and Customers
The following table presents the total net revenues by markets (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Service Provider	$524.0	$688.0	$(164.0)	(24%)	$1,557.8	$1,933.3	$(375.5)	(19%)
Percentage of net revenues	63.6%	72.7%			65.6%	73.0%
Enterprise	299.9	259.0	40.9	16%	816.7	715.6	101.1	14%
Percentage of net revenues	36.4%	27.3%			34.4%	27.0%

Total	$823.9	$947.0	$(123.1)	(13%)	$2,374.5	$2,648.9	$(274.4)	(10%)

We sell our high-performance network products and service offerings from both the Infrastructure and SLT segments to two primary markets – service provider and enterprise. The service provider market includes wireline, wireless, and cable operators, as well as major internet content and application providers. The enterprise market represents businesses; federal, state and local governments; and research and education institutions.
Net revenues from the service provider market decreased in absolute dollars and as a percentage of total net revenues in the three and nine months ended September 30, 2009, compared to the same periods of 2008, primarily due to our customers’ reduced investment in new network build-outs and purchases of additional networking capacity in reaction to the weak global macroeconomic environment. The decline in the percentage of net revenues was also due to the relative strength of our revenue from the enterprise market. Net revenues from the enterprise market increased in absolute dollars and as a percentage of total net revenues in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to revenue growth from our EX-series switching products.
Verizon accounted for 10.4% and 13.3% of our net revenues for the three months ended September 30, 2009, and 2008, respectively. No single customer accounted for 10.0% or more of our net revenues for the nine months ended September 30, 2009, and 2008.
Cost of Revenues
The following table presents cost of product and service revenues and the related gross margin (“GM”) percentages (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Cost of revenues:
Product	$206.3	$230.1	$(23.8)	(10%)	$607.0	$637.0	$(30.0)	(5%)
GM as a percentage of product revenues	67.5%	70.0%			66.8%	70.6%
Service	80.4	77.5	2.9	4%	234.2	224.7	9.5	4%
GM as a percentage of service revenues	57.7%	56.9%			57.1%	53.6%

Total cost of revenues	$286.7	$307.6	$(20.9)	(7%)	$841.2	$861.7	$(20.5)	(2%)

GM as a percentage of net revenues	65.2%	67.5%			64.6%	67.5%
The cost of product revenues decreased in absolute dollars in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to lower revenue level. Product gross margin decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to product mix that favored products with lower gross margins, geographical mix, and, to a lesser extent, pricing.
As of September 30, 2009, we had 242 employees compared to 220 employees for the same period in 2008, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

The cost of service revenues and service gross margin increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008. The increases in cost of service revenues in absolute dollars in the three and nine months ended September 30, 2009, compared to the same periods in 2008, were primarily due to the higher service revenue in 2009. Service gross margins were higher in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to our continued efforts to manage costs. Service-related headcount increased by 63 employees, or 8%, to 868 employees as of September 30, 2009, compared to 805 employees in the same period of 2008. Personnel-related costs, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, represented the majority of the cost of service revenues in the three and nine months ended September 30, 2009. Total personnel-related costs as a percentage of service revenues were approximately 18% in the three and nine months ended September 30, 2009, respectively, compared to 19% and 21% in the same periods in 2008. The decrease in personnel-related costs as a percentage of service revenues is primarily due to the overall increase in service revenues in the three and nine months ended September 30, 2009. Travel-related expense decreased primarily due to our on-going efforts to control costs. These decreases were partially offset by increased spending on service-related spares in the three and nine months ended September 30, 2009, compared to the same periods in 2008. Additionally, facilities and information technology expenses related to cost of service revenues increased in connection with the growth of our service business as a portion of our overall operations.
Operating Expenses
The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Research and development	$185.2	$194.0	$(8.8)	(5%)	$554.5	$551.0	$3.5	1%
Sales and marketing	177.3	200.6	(23.3)	(12%)	529.2	576.9	(47.7)	(8%)
General and administrative	39.9	37.6	2.3	6%	118.3	106.9	11.4	11%
Amortization of purchased intangible assets	1.3	5.2	(3.9)	(75%)	9.2	38.3	(29.1)	(76%)
Restructuring charges	4.5	—	4.5	N/M	16.2	—	16.2	N/M
Other charges	1.0	—	1.0	N/M	1.0	9.0	(8.0)	(89%)

Total operating expenses	$409.2	$437.4	$(28.2)	(6%)	$1,228.4	$1,282.1	$(53.7)	(4%)

Operating income	$128.0	$202.0	$(74.0)	(37%)	$304.8	$505.1	$(200.3)	(40%)

N/M – Not meaningful
The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	22.5%	20.5%	23.3%	20.8%
Sales and marketing	21.5%	21.2%	22.3%	21.8%
General and administrative	4.8%	4.0%	5.0%	4.0%
Amortization of purchased intangible assets	0.2%	0.5%	0.4%	1.5%
Restructuring charges	0.6%	—	0.7%	—
Other charges	0.1%	—	—	0.3%

Total operating expenses	49.7%	46.2%	51.7%	48.4%

Operating income	15.5%	21.3%	12.8%	19.1%

Research and development (“R&D”) expenses decreased in the three months ended September 30, 2009, compared to the same period in 2008, primarily due to the timing of prototype expenditures and our continued efforts to control costs. R&D increased in the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to additional headcount and strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. R&D expenses primarily consist of personnel-related expenses and new product development costs. Personnel related costs, consisting of salaries, bonus, fringe benefits expenses, stock-based compensation expenses, and other employee-related expenses decreased $1.0 million, or 1%, and increased $14.3 million, or 4% to $111.2 million and $344.1 million in the three and nine months ended September 30, 2009, respectively, primarily due to a 6% increase in headcount in our engineering organization, from 3,063 employees as of September 30, 2008, to 3,237 employees as of September 30, 2009, to support continued product innovation. Outside consulting and other development expense also increased in the three and nine months ended September 30, 2009, to support our product innovation initiatives. Additionally, facilities and information technology expenses related to research and development expenses increased in the three and nine months ended September 30, 2009, to support these engineering efforts.
Sales and marketing expenses decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a decrease in personnel-related expenses and travel expenses. Personnel-related costs, consisting of salaries, commissions, bonus, fringe benefits, stock-based compensation expenses, and other employee-related expenses, decreased $9.0 million and $18.9 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to a decrease in variable compensation driven by lower net revenues. In addition, headcount decreased by 2% in our worldwide sales and marketing organization from 2,139 employees as of September 30, 2008, to 2,092 employees as of September 30, 2009. Additionally, travel expense decreased $6.0 million and $16.9 million in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 as part of our on-going efforts to control expenses.
General and administrative expenses increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to an increase in personnel-related costs and outside professional services. Personnel-related costs, consisting of salaries, bonus, fringe benefits, stock-based compensation expenses, and other employee-related expenses increased by $1.7 million and $3.8 million in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a 4% increase in headcount in our worldwide general and administrative functions, from 340 employees as of September 30, 2008 to 352 employees as of September 30, 2009, partially offset by a decrease in bonus expense due to lower financial performance. Outside professional service fees increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, because of increased legal fees and other outside services. Additionally, facilities and information technology related to general and administrative expenses also increased in the three and nine months ended September 30, 2009, to support our growth in headcount.
Amortization of purchased intangible assets decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, as certain purchased intangible assets became fully amortized during 2008.
We recorded $4.5 million and $16.3 million of restructuring charges in the three and nine months ended September 30, 2009, respectively, as a result of a restructuring plan to reduce our real estate portfolio and workforce in targeted areas of the Company. There were no restructuring charges in the three and nine months ended September 30, 2008. The restructuring charge in the three months ended September 30, 2009, primarily related to workforce reduction activity, while the restructuring charge in the nine months period primarily related to both facilities and workforce reduction. During the remainder of 2009, we expect to incur additional charges in connection with further restructuring activities. See Note 7 – Other Financial Information in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of our restructuring liabilities.
We recorded $1.0 million as other charges in the three and nine months ended September 30, 2009, related to an arbitration of a legal dispute. In the three and nine months ended September 30, 2008, we recorded nil and $9.0 million, respectively, as other charges for the settlement of our derivative lawsuits.

Interest and Other Income, Net, Loss on Minority Equity Investments, and Income Tax Provision
The following table presents net interest and other income, loss on minority equity investments, and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Interest and other income, net	$1.7	$9.7	$(8.0)	(82%)	$6.6	$40.5	$(33.9)	(84%)
Percentage of net revenues	0.2%	1.1%			0.3%	1.5%
Loss on minority equity investments	—	—	—	N/M	(3.3)	(1.5)	(1.8)	(120%)
Percentage of net revenues	N/M	N/M			N/M	N/M
Income tax provision	45.9	63.2	(17.3)	(27%)	214.0	164.8	49.2	30%
Percentage of net revenues	5.6%	6.7%			9.0%	6.2%
Net interest and other income decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to lower interest rates and an increase in interest expense from our customer financing arrangements in 2009.
In the nine months ended September 30, 2009, we recognized an impairment loss of $3.3 million on our minority equity investments. In the nine months ended September 30, 2008, we recognized an impairment loss of $1.5 million on our minority equity investments.
We recorded tax provisions of $45.9 million and $63.2 million for the three months ended September 30, 2009, and 2008, or effective tax rates of 35% and 30%, respectively. We recorded tax provisions of $214.0 million and $164.8 million for the nine months ended September 30, 2009, and 2008, or effective tax rates of 69% and 30%, respectively. The effective tax rate for the three months ended September 30, 2009, is substantially similar to the federal statutory rate of 35% and differs from the effective tax rate for the same period in 2008, primarily due to a $4.6 million income tax charge resulting from an investigation by the India tax authorities. The effective tax rate for the nine months ended September 30, 2009, differs from the federal statutory rate of 35% and the rate for the same period in 2008, primarily due to the following income tax charges: (i) the $4.6 million related to the investigation by the India tax authorities; (ii) $52.1 million resulted from a change in the our unrecognized tax benefits related to share-based compensation due to a decision reached by the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner in our second quarter of 2009; and (iii) $61.8 million resulted from changes in California income tax laws that were enacted during our first quarter of 2009. The effective rate impact from these charges was partially offset by the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates during the three and nine months ended September 30, 2009. The effective tax rate for the three months and nine months ended September 30, 2008, differed from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. See Note 13 – Income Taxes in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of income taxes.

Segment Information
For a description of the products and services for each segment, See Note 12 – Segments in Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q.
Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$472.0	$610.3	$(138.3)	(23%)	$1,396.2	$1,714.9	$(318.7)	(19%)
Service	123.2	119.0	4.2	4%	350.1	308.7	41.4	13%

Total Infrastructure revenues	595.2	729.3	(134.1)	(18%)	1,746.3	2,023.6	(277.3)	(14%)

Service Layer Technologies:
Product	162.1	156.7	5.4	3%	432.7	450.2	(17.5)	(4%)
Service	66.6	61.0	5.6	9%	195.5	175.1	20.4	12%

Total Service Layer Technologies revenues	228.7	217.7	11.0	5%	628.2	625.3	2.9	N/M

Total net revenues	823.9	947.0	(123.1)	(13%)	2,374.5	2,648.9	(274.4)	(10%)
Operating income:
Infrastructure	126.9	216.9	(90.0)	(41%)	358.8	603.5	(244.7)	(41%)
Service Layer Technologies	44.4	20.7	23.7	114%	79.6	39.2	40.4	103%

Total segment operating income	171.3	237.6	(66.3)	(28%)	438.4	642.7	(204.3)	(32%)
Other corporate (1)	—	—	—	N/M	—	(4.7)	4.7	(100%)

Total management operating income	171.3	237.6	(66.3)	(28%)	438.4	638.0	(199.6)	(31%)
Amortization of purchased intangible assets	(2.7)	(6.5)	3.8	(58%)	(13.4)	(42.4)	29.0	(68%)
Stock-based compensation expense	(34.3)	(28.8)	(5.5)	19%	(101.4)	(78.9)	(22.5)	29%
Stock-based payroll tax expense	(0.8)	(0.3)	(0.5)	(167%)	(1.5)	(2.6)	1.1	(42%)
Restructuring charges	(4.5)	—	(4.5)	N/M	(16.3)	—	(16.3)	N/M
Other charges	(1.0)	—	(1.0)	N/M	(1.0)	(9.0)	8.0	(89%)

Total operating income	128.0	202.0	(74.0)	(37%)	304.8	505.1	(200.3)	(40%)
Interest and other income, net	1.7	9.7	(8.0)	(82%)	6.6	40.5	(33.9)	(84%)
Loss on minority equity investments	—	—	—	N/M	(3.3)	(1.5)	(1.8)	120%

Income before income taxes	$129.7	$211.7	$(82.0)	(39%)	$308.1	$544.1	$(236.0)	(43%)

(1)	Other corporate charges include severance and related costs associated with workforce rebalancing activities, which are not included in our business segment results.

The following table presents financial information for each segment as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Revenues:
Infrastructure:
Product	57.2%	64.4%	58.8%	64.7%
Service	15.0%	12.6%	14.7%	11.7%

Total Infrastructure revenues	72.2%	77.0%	73.5%	76.4%
Service Layer Technologies:
Product	19.7%	16.6%	18.2%	17.0%
Service	8.1%	6.4%	8.3%	6.6%

Total Service Layer Technologies revenues	27.8%	23.0%	26.5%	23.6%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating income:
Infrastructure	15.4%	22.9%	15.1%	22.8%
Service Layer Technologies	5.4%	2.2%	3.4%	1.5%

Total segment operating income	20.8%	25.1%	18.5%	24.3%
Other corporate (1)	—	—	—	(0.2%)

Total management operating income	20.8%	25.1%	18.5%	24.1%
Amortization of purchased intangible assets	(0.3%)	(0.7%)	(0.6%)	(1.6%)
Stock-based compensation expense	(4.2%)	(3.0%)	(4.3%)	(3.0%)
Stock-based payroll tax expense	(0.1%)	(0.1%)	(0.1%)	(0.1%)
Restructuring charges	(0.6%)	—	(0.7%)	—
Other charges	(0.1%)	—	—	(0.3%)

Total operating income	15.5%	21.3%	12.8%	19.1%
Interest and other income, net	0.2%	1.1%	0.3%	1.5%
Loss on minority equity investments	—	—	(0.1%)	—

Income before income taxes	15.7%	22.4%	13.0%	20.6%

(1)	Other corporate charges include severance and related costs associated with workforce rebalancing activities, which are not included in our business segment results.
Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment and the change in units can be found above in the section titled “Net Revenues.”
Infrastructure segment operating income decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a decrease in revenues in T-, M- and E-series product families due to reduced demand in the service provider market in reaction to the macroeconomic environment, partially offset by revenue growth from EX-series switching products as well as MX-series products. Infrastructure product gross margin in absolute dollars and as a percentage Infrastructure revenue decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a change in the geographical and product lines mix and, to a lesser extent, pricing.
We continued to invest in R&D efforts to continue product innovation and expand our Infrastructure product portfolio. Our R&D expense decreased in absolute dollars in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to our continued efforts to control costs in this challenging macroeconomic environment. R&D expense as a percentage of Infrastructure net revenues increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to lower net revenues relative to expenses. Additionally, our sales and marketing expenses decreased in absolute dollars in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to reduced discretionary spending, primarily travel, and variable compensation expense on lower Infrastructure revenues. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the Infrastructure segment generally based upon revenue, usage, and headcount.
SLT Segment
An analysis of the change in revenue for the SLT segment and the change in units can be found above in the section titled “Net Revenues.”

SLT segment operating income increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to increased revenues and cost control initiatives that resulted in lower expenses. SLT gross margin in absolute dollars and as a percentage of SLT revenue increased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to overall service margin increase and reductions in product costs. R&D related costs decreased slightly in absolute dollars and as a percentage of SLT net revenues in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to our cost control initiatives and the growth in net revenues relative to expenses. Additionally, sales and marketing expenses also decreased in absolute dollars and as a percentage of SLT net revenues in the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to the growth in net revenues and reductions in discretionary spending. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on revenue, usage, and headcount. We have historically experienced seasonality and fluctuations in the demand for our SLT products, which may result in greater variations in our quarterly revenue.
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
Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess quarterly operating results:

	Three Months Ended September 30,
	2009	2008
Days sales outstanding (“DSO”)(a)	41	35
Book-to-bill ratio(b)	>1	>1

(a)	DSO is calculated at the end of the applicable quarter and is based on the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO increased in the third quarter of 2009, compared to the third quarter of 2008, primarily due to timing of shipments and cash receipts from our customers.

(b)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the period.

Liquidity and Capital Resources
The following sections discuss the effects of changes in our condensed consolidated balance sheets and statements of cash flows, contractual obligations, and our stock repurchase program on our liquidity and capital resources.
Overview
Historically, we have funded our business primarily through our operating activities and the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	September 30,	December 31,
	2009	2008	$ Change	% Change
Working capital	$1,570.5	$1,759.6	$(189.1)	(11%)

Cash and cash equivalents	$1,618.6	$2,019.1	$(400.5)	(20%)
Short-term investments	449.0	172.9	276.1	160%
Long-term investments	531.5	101.4	430.1	424%

Total cash, cash equivalents and investments	$2,599.1	$2,293.4	$305.7	13%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $189.1 million during the nine months ended September 30, 2009, primarily due to a net decrease in cash and cash equivalents balance due to the purchase of long-term investments and an increase in our income tax payable and short-term deferred revenue. Based upon our investment strategy, the decrease in cash and cash equivalents was primarily due to purchases of short- and long-term investments during the first nine months of 2009.
Stock Repurchase Activities
Our Board approved a stock repurchase program in March 2008 (the “2008 Stock Repurchase Program”), which authorized us to purchase up to $1.0 billion of our common stock. Under this program, we repurchased approximately 2.9 million shares of our common stock at an average price of $24.67 per share for a total purchase price of $71.9 million in the three months ended September 30, 2009, and approximately 12.6 million shares of our common stock at an average price of $19.18 per share for a total purchase price of $241.1 million during the nine months ended September 30, 2009. As of September 30, 2009, we have repurchased and retired approximately 22.3 million shares of common stock under the 2008 Stock Repurchase Program and the program had remaining authorized funds of $531.0 million.
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
Summary of Cash Flows
In the nine months ended September 30, 2009, cash and cash equivalents decreased by $400.5 million. This decrease was the result of cash used in our investing and financing activities of $830.0 million and $107.0 million, respectively, partially offset by cash that was generated from our operating activities of $536.5 million.
Operating Activities
We generated cash from operating activities of $536.5 million in the nine months ended September 30, 2009, compared to $660.1 million in the same period of 2008. The decrease of $123.6 million in the 2009 period compared to a year ago was primarily due to the following:

•	Net income of $94.1 million adjusted by non-cash charges of $259.2 million for the nine months ended September 30, 2009, as compared to net income of $379.3 million adjusted by non-cash charges of $167.7 million for the same period in 2008. These non-cash charges primarily related to depreciation and amortization expenses, stock-based compensation, and deferred income taxes.
•	Net changes in operating assets and liabilities of $183.2 million during the nine months ended September 30, 2009, compared to $113.1 million for the same period in 2008. The increase in net changes in operating assets and liabilities of $70.1 million was primarily due to increase in cash flows from accounts receivables, other accrued liabilities, and income taxes payable for the nine months ended September 30, 2009, compared to the same period in 2008. Cash flows from accounts receivables increased primarily due to a higher collections volume in the first nine months of 2009, compared to the same period in 2008. Cash flows from other accrued liabilities and income taxes payable decreased primarily due to the timing of payments to third-parties and payments of federal, state, and foreign income taxes.
Investing Activities
For the nine months ended September 30, 2009, net cash used by investing activities was $830.7 million compared to $191.5 million in the nine months ended September 30, 2008. The change was primarily due to an increase in purchases of available-for-sale investments based upon our investment strategy, partially offset by an increase in cash proceeds from the sales and maturities of available-for-sale investments. During the first nine months of 2009, purchases of available-for-sale investments, net of sales and maturities, was $700.2 million compared to $57.1 million for the same period in 2008.
Financing Activities
Net cash used in financing activities was $107.0 million and $406.2 million for the nine months ended September 30, 2009, and 2008, respectively. In the nine months ended September 30, 2009, we used $241.5 million to repurchase our common stock, partially offset by cash proceeds of $131.4 million from common stock issued to employees, compared to the $562.2 million used in common stock repurchases and $115.4 million from common stock issued to employees during the same period in 2008.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2009.
Contractual Obligations
Our principal commitments primarily consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 2.0 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. As of September 30, 2009, our longest lease expires in January 2017, and future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $184.6 million, of which $13.6 million will be paid over the remaining three months of 2009. See Operating Lease Extensions in Note 15 – Subsequent Events in Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Form 10-Q for further discussion of amended lease obligations.
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by us place NCNR orders for components based on our build forecasts. As of September 30, 2009, there were NCNR component orders placed by the contract manufacturers with a value of $120.3 million. The contract manufacturers use the components to build products based on our forecasts and on purchase orders that we have received from customers. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet our forecast or customer orders. As of September 30, 2009, we had accrued $29.9 million based on our estimate of such charges.
As of September 30, 2009, we had $173.3 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to $168.7 million of such liabilities due to uncertainties in the timing of tax audit outcomes.
As of September 30, 2009, other contractual obligations consisted primarily of an indemnity-related escrow amount of $2.3 million, a five-year $36.4 million data center hosting agreement, a three-year $22.7 million software subscription, and a joint development agreement with a third-party for development of network-related technology, which requires quarterly payments of $3.5 million through January 2010. We record the payment as research and development expense in our condensed consolidated statements of operations until the technology under development has reached technological feasibility. Pursuant to the joint development agreement, in exchange for each party’s respective contributions to the development effort as well as the consideration payable by us, each party will obtain a license to the technology that result from the development for use in certain of their respective product lines. As of September 30, 2009, $21.0 million remained unpaid under the data center hosting agreement with the remaining commitment expected to be paid through the end of April 2013 and $15.3 million remained unpaid under the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011.
Liquidity and Capital Resource Requirements
Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our 2008 Stock Repurchase Program, our liquidity may be impacted. As of September 30, 2009, we have over 50% of our cash and investment balances held outside of the U.S., which amount may be subject to U.S. taxes if repatriated.
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
However, our future liquidity and capital requirements may vary materially from those now expected depending on many factors, including:
•	the overall levels of sales of our products and gross profit margins;
•	our business, product, capital expenditures, and research and development plans;
•	repurchases of our common stock;
•	incurrence and repayment of debt;
•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;
•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;
•	acquisitions of other businesses, assets, products, or technologies;
•	changes in our compensation policies;
•	capital improvements for new and existing facilities;
•	our competitors’ responses to our products;
•	our relationships with suppliers, partners, and customers;
•	possible future investments in raw material and finished goods inventories;
•	expenses related to future restructuring plans, if any;
•	tax expense associated with stock-based awards;
•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;
•	the level of exercises of stock options and stock purchases under our equity incentive plans; and
•	general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.
Factors That May Affect Future Results
A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. In addition, as of September 30, 2009, over 50% of our cash and marketable securities are held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial net gains or losses during the three and nine months ended September 30, 2009, and 2008, related to the sales of our investments.
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
Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenue and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the condensed consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2009, and 2008, in other income (expense) on our condensed consolidated statements of operations. The decrease in expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was approximately 2% and 5% for three- and nine-month periods ended September 30, 2009, respectively.
Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a publicly-traded equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities on our condensed consolidated balance sheets. The aggregate fair value of our marketable equity securities was $5.5 million and $4.4 million as of September 30, 2009, and December 31, 2008, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.
In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $15.2 million and $14.2 million as of September 30, 2009, and December 31, 2008, respectively.
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

Changes in Internal Controls
In 2007, we initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Legal Proceedings” section in Note 14 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.
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
Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion have recently resulted, and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast and manage our contract manufacturer relationships. In addition, recent turmoil in the global financial markets and associated economic weakness, or recession, particularly in the United States and Europe, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to continued reduced demand for our products and/or higher costs of production. The current economic downturn may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance, and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.
A limited number of our customers comprise a significant portion of our revenues and any decrease in revenues from these customers could have an adverse effect on our net revenues and operating results.
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues during the three months ended September 30, 2009, and 2008. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Changes in the business requirements, vendor selection, or purchasing behavior of our key customers or potential new customers could significantly decrease sales to such customers. In addition, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Any of these factors could adversely affect our business, financial condition, and results of operations.
In addition, in recent years, there has been consolidation in the telecommunications industry (for example, the acquisitions of AT&T Inc., MCI, Inc., and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the combination of Alcatel and Lucent, the joint venture of Nokia – Siemens Networks B.V. (“NSN”), and the acquisition of Redback by Ericsson). Such consolidation may cause our customers who are involved in these transactions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business, financial condition, and results of operations.
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
Competition is intense in the markets that we address. The IP infrastructure market has historically been dominated by Cisco with other companies such as Alcatel-Lucent, Brocade, Ericsson, Extreme Networks, and Huawei providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.
In the SLT market, we face intense competition from a broader group of companies such as CheckPoint, Cisco, Fortinet, F5 Networks, and Riverbed. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.
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
We and certain of our current and former officers and current and former members of our Board of Directors are subject to various lawsuits. For example, we are a party to a number of patent infringement and other lawsuits. In addition, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found in Note 14 – Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time-consuming to investigate, defend, settle, and/or resolve. Such costs of investigation and defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.
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
Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results
Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; by tax effects of stock-based compensation; by costs related to intercompany restructurings; or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.
For example, in July 2009, we received a NOPA from the IRS claiming that we owe additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. As a result of the NOPA, the incremental tax liability would be approximately $807.0 million excluding interest and penalties. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in our favor. Regardless of whether this matter is resolved in our favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.
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
Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in research and development and other parts of our business. Conversely, during the first nine months of 2009, in response to downward trending industry and market conditions, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio, and we expect to incur additional charges in connection with further restructuring activities during the remainder of 2009. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.
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
A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build out of their NGNs. During the decision-making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such pauses in purchases can make it more difficult to predict revenues from such customers, can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners, including our worldwide strategic partners such as Ericsson, International Business Machines (“IBM”), and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, merged with Alcatel, a competitor of ours. As a result of becoming a competitor, their resales of our products declined subsequent to the merger, and we ultimately terminated our reseller agreement. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain and develop relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.
In addition, we recognize a portion of our revenues based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.
Further, in order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support it, and those processes and procedures may become increasingly complex and inherently difficult to manage. For example, we recently entered into an agreement to form a joint venture with NSN to develop and resell joint carrier Ethernet solutions and entered into original equipment manufacturer agreements with Dell and IBM where they will rebrand and resell our products as part of their product portfolios. These relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

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
As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including changes in general IT spending, the imposition of government controls, changes or limitations in trade protection laws, other regulatory requirements, which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political or social unrest, difficulties in staffing and managing international operations. In particular, in some countries, we may experience reduced intellectual property protection. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.
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
Our historical stock option granting practices and the restatement of our consolidated financial statements have exposed us to risks such as litigation, regulatory proceedings, and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 14 – Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard, we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concluded the SEC’s formal investigation of the Company with respect to this matter. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. We are also subject to civil litigation related to the stock option matters. No assurance can be given regarding the outcomes from litigation or other possible government actions. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or if we enter into any settlements related thereto, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, and results of operations.
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
At September 30, 2009, we had $1,618.6 million in cash and cash equivalents and $980.5 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs	Programs(1)
July 1 – July 31, 2009	1,494,823	$24.22	1,494,823	$566,712,014
August 1 – August 31, 2009	710,184	24.88	710,184	549,043,808
September 1 – September 30, 2009	710,184	25.40	710,184	531,005,188

Total	2,915,191	$24.67	2,915,191

(1)	In March 2008, the Board approved the 2008 Stock Repurchase Program, which authorized the Company to purchase up to $1.0 billion of the Company’s common stock. During the three and nine months ended September 30, 2009, the Company repurchased and retired 2,915,191 and 12,569,508 shares of common stock, respectively, at an average price of $24.67 and $19.18 per share under the 2008 Stock Repurchase Program. All shares of common stock purchased under the 2008 Stock Repurchase Program have been retired. Future share repurchases under the 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

     Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
November 6, 2009	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 6, 2009	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document