Form 10-K
period 2009-12-31
JUNIPER NETWORKS INC
filed 2010-02-26
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34501

JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1194 North Mathilda Avenue Sunnyvale, California 94089 (Address of principal executive offices, including zip code)	(408) 745-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.00001 per share	New York Stock Exchange LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $8,114,000,000 as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the common stock on the NASDAQ Global Select Market on June 30, 2009). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of February 22, 2010, there were approximately 521,197,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2010 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2009.

		Page

PART I
ITEM 1.	Business	3
ITEM 1A.	Risk Factors	15
ITEM 1B.	Unresolved Staff Comments	27
ITEM 2.	Properties	27
ITEM 3.	Legal Proceedings	28
ITEM 4.	Submission of Matters to a Vote of Security Holders	28

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
ITEM 6.	Selected Consolidated Financial Data	30
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk	58
ITEM 8.	Financial Statements and Supplementary Data	60
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	114
ITEM 9A.	Controls and Procedures	114
ITEM 9B.	Other Information	115

PART III
ITEM 10.	Directors and Executive Officers of the Registrant	115
ITEM 11.	Executive Compensation	115
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	115
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	116
ITEM 14.	Principal Accountant Fees and Services	116

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	116
EX-10.47
EX-10.48
EX-10.49
EX-10.50
EX-10.51
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	Business

Overview

We design, develop, and sell innovative products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single network. We serve the high-performance networking requirements of global service providers, enterprises, and public sector organizations that view the network as critical to their success. We believe we are uniquely positioned in the networking industry based on our core competencies in architecture, silicon design, and our open cross-network software platform that includes the Junos® operating system (“Junos OS”), Junos Space network application platform, and Junos Pulse integrated network client. We offer a broad product portfolio that spans routing, switching, security, application acceleration, identity policy and control, and management designed to provide performance, choice, and flexibility while reducing overall total cost of ownership. In addition, through strong industry partnerships, we are fostering innovation across the network.

Our operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). Our Infrastructure segment primarily offers scalable routing and switching products that are used to control and direct network traffic from the core, through the edge, aggregation, and the customer premise equipment level. Infrastructure products include our Internet Protocol (“IP”) routing and carrier Ethernet routing portfolio, as well as our Ethernet switching portfolio. Our SLT segment offers solutions that meet a broad array of our customers’ priorities, from protecting the network itself, and protecting data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. Together, our high-performance product and service offerings help enable our customers to convert legacy networks that provide commoditized, services into more valuable assets that provide differentiation and value and increased performance, reliability, and security to end-users. See Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for financial information regarding each of our Infrastructure and SLT segments, which is incorporated herein by reference.

During our fiscal year ended December 31, 2009, we generated net revenues of $3.32 billion and conducted business in more than 100 countries around the world. See Item 8 of Part II for more information on our consolidated financial position as of December 31, 2009, and 2008 and our consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2009.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Our Strategy

Our objective and strategy is to be the leading provider of high-performance network infrastructure by transforming the experience and economics of networking. Key elements of our strategy are described below.

Maintain and Extend Technology Leadership

Our Junos OS, application-specific integrated circuit (“ASIC”) technology, and network-optimized product architecture have been key elements to establishing and maintaining our technology leadership. We believe that these elements can be leveraged into future products that we are currently developing. We intend to maintain and extend our technological leadership in the service provider and enterprise markets primarily through innovation and continued investment in research and development (“R&D”), supplemented by external partnerships, including strategic alliances, that would allow us to deliver a broad range of products and services to customers in target markets.

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

Enable New IP-Based Services

Our platforms enable network operators to quickly build and secure networks cost-effectively and deploy new differentiated services to drive new sources of revenue more efficiently than legacy network products. We believe that the secure delivery of IP-based services and applications, web hosting, outsourced Internet and intranet services, outsourced enterprise applications, and voice-over IP, will continue to grow, and are cost-effectively enabled by our high-performance network infrastructure offerings.

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

Markets and Customers

We sell our high-performance network products and service offerings through direct sales and through distributors, value-added resellers, and original equipment manufacturer (“OEM”) partners to end-users in the following markets:

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

While many of these service providers have historically been categorized separately as wireline, wireless, or cable operators, in recent years, we have seen a move towards convergence of these different types of service providers through acquisitions, mergers, and partnerships. We believe these strategic developments are made technically possible as operators invest in the build out of next generation networks capable of supporting voice, video, and data traffic on to the same IP-based network. This convergence relies on IP-based traffic processing and creates the opportunity for multi-service networks and offer service providers significant new revenue opportunities.

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

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world’s most demanding businesses. For this reason, enterprises and public sector organizations such as governments and research and education institutions that view their networks as critical to their success are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications while:

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

As customers increasingly view the network as critical to their success, we believe that customers will increasingly demand fast, reliable, and secure access to services and applications over a single IP-based network. This is partly illustrated by the success of our SRX Services Gateways that consolidate switching, routing, and security services in a single device, Integrated Security Gateway (“ISG”) products that combine firewall/virtual private network (“VPN”) and intrusion detection and prevention (“IDP”) solutions in a single platform and Secure Services Gateway (“SSG”) platforms that provide a mix of high-performance security with Local Area Network (“LAN”)/WAN connectivity for regional and branch office deployments. We will continue to invest to develop these and other converged technologies and solutions.

Customers with Ten Percent of Net Revenues or Greater

AT&T, Inc., accounted for greater than 10% of our total net revenues in 2009. No single customer accounted for more than 10% of our total net revenues in 2008. Nokia-Siemens Networks B.V. (“NSN”) accounted for greater than 10% of our total net revenues in 2007.

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

The following is an overview of our major Infrastructure and SLT product families:

Infrastructure Products

•	T-Series, TX, JCS, and M-Series: Our T-series core routers are primarily designed for core IP infrastructures and are also being sold into the multi-service environment. Our M-series routers are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, enterprise networks, and in other applications. The T-series and M-series products leverage our ASIC technology and the same Junos OS to enable consistent, continuous, reliable, and predictable service delivery. The TX and TX Plus products connect multiple T-series chassis to deliver multi-chassis scale in a single network node for world’s largest core routing applications. The JCS product reduces complexity and operating cost for our customers by virtualizing the network infrastructure to allow multiple independent network services to run on top of the same physical network infrastructure.

•	E-Series: Our E-series products are a full featured platform designed for the network edge with support for carrier-class routing, broadband subscriber management services and a comprehensive set of IP services. Leveraging our JUNOSe operating system, the E-Series service delivery architecture enables service providers to easily deploy innovative revenue-generating services to their customers. All E-series platforms offer a full suite of routing protocols and provide scalable capacity for tens of thousands of users.

•	MX-Series: The MX-Series is a product family developed to address emerging Ethernet network architectures and services in service provider and enterprise networks. Using our Junos OS, the MX platforms provide the carrier-class performance, scale, and reliability to enable service providers and enterprises to support large-scale Ethernet deployments. The MX Series also leverages the recently announced Junos Trio chipset with “3D Scaling” technology to enable networks to scale dynamically for more bandwidth, subscribers, and services.

•	EX-Series: Our EX-series family extends our product portfolio running our Junos OS to address the Ethernet switch market. Ethernet is a widely used technology used to transport information in enterprise networks. Our EX-series switches are designed to enable customers to cost effectively accelerate and simplify the way they install and manage business applications across their networks and enhance network operations without compromising performance.

SLT Products

•	Services Gateway, Integrated Firewall, and VPN Solutions: Our firewall and VPN systems and appliances are designed to provide integrated firewall, VPN, and denial of service protection capabilities for both enterprise environments and service provider network infrastructures. These products range from our SSG products, which combine LAN/WAN routing capabilities with unified threat management features such as anti-virus, anti-spam, and web filtering technologies, to our ISG and NetScreen series firewall and VPN systems, which are designed to deliver high-performance security in medium/large enterprise and carrier networks and data centers. In addition, we recently introduced the SRX-series of dynamic services gateways. Running our Junos software, the SRX-series systems provide unrivaled firewall/VPN performance and scalability and combine routing, switching, and security functionality to meet the network and security requirements for data center consolidation, rapid managed services deployments, and aggregation of security services.

•	SSL VPN Appliances: Our SSL VPN appliances are used to secure remote access for mobile employees, secure extranets for customers and partners, and secure intranets and are designed to be used in enterprise environments of all sizes.

•	IDP Appliances: Our IDP appliances utilize advanced intrusion detection methods to increase the detection rate and prevent network attacks and also provide fast and efficient traffic processing and alarm collection, presentation, and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack.

•	Application Acceleration Platforms: Our WXC products improve the performance of client-server and web-enabled business applications for branch-office, remote, and mobile users. These application acceleration platforms enable our customers to deliver LAN-like performance to users around the globe who access centralized applications.

•	Identity and Policy Control Solutions: Our portfolio of identity and policy control solutions integrate subscriber privileges, application requirements, and business policies with the IP network infrastructure in order to improve the end-user experience, enhance security, and help reduce operational costs.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K, for an analysis of net product revenues by segment.

Junos Platform

In addition to our major product families, our extended software portfolio, known as Junos Platform, is a key technology element in our strategy to be the leader in high-performance networking. The Junos Platform includes the Junos Space network application platform and Junos Pulse integrated, multi-service network client, which have been built with the same core design principles, integration approach, and development discipline. The Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers.

At the heart of the Junos Platform is Junos OS. We believe Junos OS is fundamentally superior to other network operating systems in not only its design, but also in its development. The advantages of Junos OS include:

•	One modular operating system with single source base of code and a single, consistent implementation for each control plane feature;

•	One software release train extended through a highly disciplined and firmly scheduled development process; and

•	One common modular software architecture that scales across all Junos-based platforms.

Junos OS is designed to maintain continuous systems and improve the availability, performance, and security of business applications running across the network. Junos OS helps to automate network operations by providing a single consistent implementation of features across the network in a single release train that seeks to minimize the complexity, cost, and risk associated with implementing network features and upgrades. This operational efficiency allows network administrators more time to innovate and deliver new revenue-generating applications, helping to advance the economics of high-performance networking.

The security and stability of Junos OS, combined with its modular architecture and single source code base, provides a foundation for delivering performance, reliability, security, and scale at a lower total cost of ownership than multiple operating code base environments. With an increasing number of our platforms able to leverage Junos OS, including routing, switching, and security products, we believe Junos OS provides us a competitive advantage over other major network equipment vendors.

Major Product Development Projects

In 2009, we announced two significant product development efforts: Project Stratus and Project Falcon. Project Stratus is our initiative to develop a single data center fabric designed to significantly advance scale, performance and simplicity, while lowering energy consumption and reducing overall operating costs compared to currently existing data center solutions. Project Falcon is an effort to develop mobility solutions for service provider customers based on our MX 3D Series Universal Edge Routers and the Junos software platform.

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

As of December 31, 2009, we employed 891 people in our worldwide customer service and support organization. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2009, we employed 244 people in manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

We have manufacturing relationships primarily with Celestica, Flextronics, and Plexus, under which we have subcontracted the majority of our manufacturing activity. Our manufacturing activity is primarily conducted in China, Malaysia, Mexico, and the United States.

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

Our contract manufacturers manufacture our products based on our rolling product demand forecasts. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and tests the products according to our specifications. Products are then shipped to our distributors, value-added resellers, or end-users. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

Although we have contracts with our contract manufacturers, those contracts merely set forth a framework within which the contract manufacturer may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.

Our ASICs are manufactured primarily by sole or limited sources, such as International Business Machines (“IBM”) Corporation each of which is responsible for all aspects of the production of the ASICs using our proprietary designs.

We have five core values: trust, respect, humility, integrity, and excellence. These values are integral to how we manage our company and interact with our employees, customers, partners, and suppliers. By working collaboratively with our suppliers, we also have the opportunity to promote socially responsible business practices beyond our company and into our worldwide supply chain. To this end, we have adopted, and promote the adoption by others, of the Electronic Industry Code of Conduct (“EICC”). The EICC outlines standards to ensure that working conditions in the electronics industry supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible.

Research and Development

As of December 31, 2009, we employed 3,308 people in our worldwide R&D organization. We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, and embedded operating systems. These individuals have worked in leading computer data networking and telecommunication companies.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology, and maintaining the competitiveness of our product and service offerings. In our Infrastructure and SLT products, we are leveraging our software and ASIC technology, developing additional network interfaces targeted to our customers’ applications, and continuing to develop technology to support the anticipated growth in IP network requirements. We continue to expand the functionality of our products to improve performance reliability and scalability, and to provide an enhanced user interface.

Our R&D process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our R&D team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market.

Sales and Marketing

As of December 31, 2009, we employed 2,101 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

Our sales organization is generally split between service provider and enterprise customers, with each separate team ensuring focus on key customers in these respective markets. From a geographic perspective, the organization is grouped into three geographic regions, which are: (i) the Americas (including United States, Canada, Mexico, Central and South America), (ii) Europe, Middle East, and Africa (“EMEA”) and (iii) Asia Pacific (“APAC”). Within each region, there are regional and country teams, as well as major account teams, to ensure we operate close to our customers. There is a structure of sales professionals, system engineers, and marketing and channel teams each focused on the respective service provider and enterprise markets.

See Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for information concerning our revenues by geographic regions and by significant customers, which is incorporated herein by reference. Our operations subject us to certain risks and uncertainties associated with international operations. See Item 1A of Part I, “Risk Factors,” for more information.

Our sales teams operate in their respective regions and generally either engage customers directly or manage customer opportunities through our distribution and reseller relationships or channels as described below.

In the United States and Canada, we sell to several service providers directly and sell to other service providers and enterprise customers primarily through distributors and resellers. Almost all of our sales outside the United States and Canada are made through our channel partners.

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

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we do the majority of our business. We employ various channel partners, including but not limited to:

•	A global network of strategic distribution relationships, as well as region or country-specific distributors who in turn sell to local value-added resellers who sell to end-user customers. The distribution channel partners mainly sell our SLT products plus certain Infrastructure products that are often purchased by our enterprise customers. These distributors tend to be focused on particular regions or particular countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and with NEC in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products.

•	Direct value-added resellers including our strategic resellers referenced below, which resell our products to end-users around the world. These direct value-added resellers buy the products and services directly from us and have expertise in deploying complex networking solutions in their respective markets. Our agreements with these direct value-added resellers are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our direct value-added resellers to purchase specified quantities of our products.

•	Strategic worldwide reseller relationships with NSN, Ericsson Telecom A.B. (“Ericsson”), and IBM. These companies each offer services and products that complement, but in some cases compete with, our own product offerings and act as a fulfillment partner for our products. Our arrangements with these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for product discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products.

•	OEM relationships with Dell Corporation and IBM. Our OEM arrangements with these partners allow them to rebrand and resell certain of our product lines on a worldwide, non-exclusive basis, provide for product discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products.

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

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have backlog orders for products that have not been shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2009, and 2008, our total backlog orders was approximately $270 million and $250 million, respectively. Our backlog consists of confirmed orders for products scheduled to be shipped to customers generally within six months. Our backlog excludes orders from distributors as we recognize product revenue on sales made through distributors upon sell-through to end-users.

Seasonality

Many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. In addition, our SLT segment has experienced seasonally strong customer demand in the fourth quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

Infrastructure Business

In the network infrastructure business, Cisco Systems has historically been the dominant player in the market. However, other companies such as Alcatel-Lucent, Brocade Communications Systems, Inc., Ericsson, Extreme Networks, Inc., Hewlett Packard Company, and Huawei Technologies Co., Ltd. are providing competitive products in the marketplace.

Many of our current and potential competitors, such as Cisco, Alcatel-Lucent, and Huawei have significantly broader product lines than we do and may bundle their products with other networking products in a manner that may discourage customers from purchasing our products. In addition, consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressure faced by us. For example, in 2007, Ericsson acquired Redback Networks, and in 2009, Brocade acquired Foundry Networks. In addition, many of our current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which could seriously harm our operating results.

SLT Business

In the market for SLT products, Cisco generally is our primary competitor with its broad range of products. In addition, there are a number of other competitors for each of the product lines within SLT, including Checkpoint Software Technologies, Fortinet, Inc., F5 Networks, Inc., and Riverbed Technology, Inc. These additional competitors tend to be focused on single product line solutions and, therefore, are generally specialized as competitors to our products. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.

For both product groups, we expect that, over time, large companies with significant resources, technical expertise, market experience, customer relationships, and broad product lines, such as Cisco, Alcatel-Lucent, and Huawei, will introduce new products, which are designed to compete more effectively in the market. There are also several other companies that claim to have products with greater capabilities than our products. Consolidation in this industry has begun, with one or more of these companies being acquired by large, established suppliers of network infrastructure products, and we believe it is likely to continue.

As a result, we expect to face increased competition in the future from larger companies with significantly more resources than we have. Although we believe that our technology and the purpose-built features of our products make them unique and will enable us to compete effectively with these companies, we cannot guarantee that we will be successful.

Environment

We are subject to regulations that have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (“WEEE”), Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), and Registration, Evaluation, Authorization, and Restriction of Chemicals (“Reach”) regulations adopted by the European Union. In addition, we participate in the Carbon Disclosure Project (“CDP”). CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors. It hosts one of the largest registries of corporate greenhouse gas data in the world at www.cdproject.net. We continue to invest in the infrastructure and systems required to be able to inventory and measure our carbon footprint on a global basis. We believe we have made significant strides in improving our energy efficiency around the world.

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

In addition, we integrate licensed third-party technology into certain of our products. From time to time, we license additional technology from third parties to develop new products or product enhancements. There can be no assurance that third-party licenses will be available or continue to be available to us on commercially reasonable terms. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition, and results of operations.

Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that patents will be issued on the patent applications that we have filed, or that we will be able to obtain the necessary intellectual property rights or that other parties will not contest our intellectual property rights.

Employees

As of December 31, 2009, we had 7,231 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Annual Report on Form 10-K.

Name	Age	Position

Kevin R. Johnson	49	Chief Executive Officer
Pradeep Sindhu	57	Chief Technical Officer and Vice Chairman of the Board
Mark Bauhaus	48	Executive Vice President and General Manager, Service Layer Technology Business Group
Robyn M. Denholm	46	Executive Vice President and Chief Financial Officer
Stefan Dyckerhoff	37	Executive Vice President and General Manager, Infrastructure Products Group
Mitchell Gaynor	50	Senior Vice President, General Counsel and Secretary
John Morris	49	Executive Vice President, Worldwide Sales and Services
Michael J. Rose	57	Executive Vice President of Service, Support and Operations
Gene Zamiska	48	Vice President, Finance and Corporate Controller

KEVIN R. JOHNSON joined Juniper Networks in September 2008 as Chief Executive Officer. Prior to Juniper Networks, Mr. Johnson was at Microsoft Corporation, a worldwide provider of software, services, and solutions, where he had served as President, Platforms and Services Division since January 2007. He had been Co-President of the Platforms and Services Division since September 2005. Prior to that role, he held the position of Microsoft’s Group Vice President, Worldwide Sales, Marketing and Services since March 2003. Before that position, Mr. Johnson had been Senior Vice President, Microsoft Americas since February 2002 and Senior Vice President, U.S. Sales, Marketing, and Services since August 2000. Before joining Microsoft in September 1992, Mr. Johnson worked in IBM’s systems integration and consulting business and started his career as a software developer. He earned a Bachelor’s degree in business administration from New Mexico State University and served as a founding member of the Board of Directors of NPower, a nonprofit organization whose mission is to help other nonprofits use technology to expand the reach and impact of their work. Mr. Johnson also served as a member of the Western Region Board of Advisors of Catalyst, a non-profit organization dedicated to women’s career advancement.

PRADEEP SINDHU founded Juniper Networks in February 1996 and served as Chief Executive Officer and Chairman of the Board of Directors until September 1996. Since then, Dr. Sindhu has served as Vice Chairman of the Board of Directors and Chief Technical Officer of Juniper Networks. From September 1984 to February 1991, Dr. Sindhu worked as a Member of the Research Staff, and from March 1987 to February 1996, as the Principal Scientist, and from February 1994 to February 1996, as Distinguished Engineer at the Computer Science Lab, Xerox Corporation, Palo Alto Research Center, a technology research center. Dr. Sindhu holds a B.S.E.E. from the Indian Institute of Technology in Kanpur, an M.S.E.E. from the University of Hawaii, and a Masters in Computer Science and Ph.D. in Computer Science from Carnegie-Mellon University.

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

STEFAN DYCKERHOFF joined Juniper Networks in October 2009 and serves as our Executive Vice President and General Manager, Infrastructure Products Group. From May 2004 to September 2009, Mr. Dyckerhoff was at Cisco Systems serving as Vice President and General Manager of the Edge Routing Business Unit. From January 1997 to May 2004, Mr. Dyckerhoff was at Juniper Networks serving in various roles in the engineering organization. Mr. Dyckerhoff holds a Bachelors degree in Electrical Engineering from Duke University and a Masters degree in Electrical Engineering from Stanford University.

MITCHELL GAYNOR is Senior Vice President, General Counsel, and Secretary and joined Juniper Networks in February 2004. Between April 1999 and February 2004, Mr. Gaynor was Vice President, General Counsel and Secretary of Portal Software, Inc. He also served as Vice President, General Counsel and Secretary of Sybase, Inc., from 1997 to 1999 and served in various other legal roles in Sybase between 1993 and 1997. Mr. Gaynor was Assistant General Counsel of ComputerLand Corporation, a computer equipment reseller, during 1989 and 1990. From 1984 to 1989 and from 1990 to 1993, Mr. Gaynor was an associate with the law firm of Brobeck, Phleger & Harrison. Mr. Gaynor holds a J.D. from U.C. Hastings College of the Law and a B.A. in History from the University of California, Berkeley.

JOHN MORRIS joined Juniper Networks in July 2008 as Executive Vice President, Worldwide Field Operations. From 2005 to 2008, Mr. Morris served as President and Chief Operating Officer of Pay By Touch, a biometric payment technology company. Prior to Pay By Touch, Mr. Morris spent 23 years at IBM Corporation, where he served in a range of executive assignments, most recently as Vice President and General Manager of the Distribution Sector in the Americas region. Mr. Morris also served on IBM’s Global Marketing Council, as well as extensive experience in the Asian theater, including serving as Vice President and General Manager of the distribution sector for Asia Pacific, based in Tokyo, Japan. Mr. Morris holds a degree in Finance from Indiana University Bloomington.

MICHAEL J. ROSE joined Juniper Networks in November 2008 as Executive Vice President of Service, Support and Operations. From December 2005 to November 2008, Mr. Rose was an independent business consultant. From September 2001 to December 2005, Mr. Rose served as Executive Vice President and Chief Information Officer of Royal Dutch Shell plc. Prior to Royal Dutch Shell, Mr. Rose worked for 23 years in a wide range of positions at Hewlett Packard Company, including controller for various business groups. In 1997, he was named Hewlett Packard’s Chief Information Officer, and in 2000, he was elected an officer by the Board of Directors of Hewlett Packard. He was named the company’s Controller in 2001. Rose holds a Bachelor’s degree in economics from the State University of New York at Geneseo, N.Y.

GENE ZAMISKA joined Juniper Networks in December 2007 as Vice President of Finance and Corporate Controller. In February 2009, Mr. Zamiska was appointed as Chief Accounting Officer of Juniper Networks. From February 1989 through November 2007, Mr. Zamiska served in various roles in the finance department of Hewlett Packard Company, a provider of technology hardware, software, and services, most recently serving as Senior Director of Finance for Hewlett Packard’s consulting and integration division and Senior Director of Finance and Assistant Corporate Controller. Mr. Zamiska is a Certified Public Accountant and holds a BS in Business-Accounting from the University of Illinois, Champaign-Urbana.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission (the “SEC”) electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports on our website at http://www.juniper.net, by contacting the Investor Relations Department at our corporate offices by calling 1-888-586-4737, or by sending an e-mail message to investor-relations@juniper.net. Such reports and other information are available on our website when they are available on the SEC website. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, Stock Committee and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct and Ethics are also available on our website. Information on our website is not a part of this Annual Report on Form 10-K.

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

Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion have recently resulted, and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast and manage our contract manufacturer relationships. In addition, recent turmoil in the global financial markets and associated economic weakness, or recession, particularly in the United States and Europe, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to continued reduced demand for our products and/or higher costs of production. The current economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenues from these customers could have an adverse effect on our net revenues and operating results.

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, AT&T, Inc., accounted for greater than 10% of our net revenues in fiscal year 2009. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Changes in the business requirements, vendor selection, or purchasing behavior of our key customers or potential new customers could significantly decrease sales to such customers. In addition, the recession’s impact on worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years, there has been consolidation in the telecommunications industry (for example, the acquisitions of AT&T, Inc., MCI, Inc., and BellSouth Corporation) and consolidation among the large vendors of telecommunications equipment and services (for example, the acquisition of Redback by Ericsson, the joint venture of NSN, and the acquisition of Foundry Networks by Brocade). Such consolidation may cause our customers who are involved in these transactions to suspend or indefinitely reduce their purchases of our products or have other unforeseen consequences that could harm our business, financial condition, and results of operations.

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

Competition is intense in the markets that we address. The infrastructure market has historically been dominated by Cisco with other companies such as Alcatel-Lucent, Brocade, Ericsson, Extreme Networks, Hewlett-Packard Company, and Huawei providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In the SLT market, we face intense competition from a broader group of companies such as CheckPoint, Cisco, Fortinet, F5 Networks, and Riverbed. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us. In this regard, Ericsson acquired Redback in 2007 and Brocade acquired Foundry Networks in 2009. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

We rely on value-added resellers, distribution, and original equipment manufacturer partners to sell our products, and disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, merged with Alcatel, a competitor of ours. As a result of becoming a competitor, their resales of our products declined subsequent to the merger, and we ultimately terminated our reseller agreement. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to maintain and develop relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

In addition, we recognize a portion of our revenues based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

Further, in order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support it, and those processes and procedures may become increasingly complex and inherently difficult to manage. For example, we recently entered into an agreement to form a joint venture with NSN to develop and resell joint carrier Ethernet solutions and entered into OEM agreements with Dell and IBM where they will rebrand and resell our products as part of their product portfolios. These relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

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

In 2007, we initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning (“ERP”) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

For example, many customers in this class have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may require us to defer revenue recognition from such sales, which may negatively affect our business, financial condition, and results of operations.

For arrangements with multiple elements, our accounting policies require vendor-specific objective evidence (“VSOE”) of fair value of the undelivered to separate the components and to account for elements of the arrangement separately. VSOE of fair value is based on the price charged when the element is sold separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain VSOE of fair value for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered, or if the only undelivered element is maintenance revenue, we would recognize revenue ratably over the contractual maintenance period, which is generally one year, but could be substantially longer.

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

If we do not successfully anticipate market needs and opportunities, and develop products and product enhancements that meet those needs and opportunities, or if those products are not made available in a timely manner or do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop new products or product enhancements to meet such needs or opportunities in a timely manner or at all. If we fail to anticipate market requirements or fail to develop and introduce new products or product enhancements to meet those needs in a timely manner, such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance.

For example, in 2008, we announced new products designed to address the Ethernet switching market, a market in which we had not had a historical presence. In addition, in 2009 we announced plans to develop and introduce new data center products with our Project Stratus and mobility solutions with our Project Falcon. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. In addition, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and business and financial results.

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

For example, in 2009, we received a proposed adjustment from the IRS claiming that we owe additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. As a result of the proposed adjustment, the incremental tax liability would be approximately $807.0 million excluding interest and penalties. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in our favor. Regardless of whether this matter is resolved in our favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

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

We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.

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

We are a party to lawsuits, which are costly to defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business, financial condition, and results of operations.

We and certain of our current and former officers and current and former members of our Board of Directors are subject to various lawsuits. For example, we are a party to a number of patent infringement and other lawsuits. In addition, we have been served with lawsuits related to the alleged backdating of stock options and other related matters, a description of which can be found in Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor or that tentative settlements will become final. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Such costs of defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

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

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale our business and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D and other parts of our business. Conversely, during 2009, in response to downward trending industry and market conditions, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.

The long sales and implementation cycles for our products, as well as our expectation that some customers will sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly from quarter-to-quarter.

A customer’s decision to purchase certain of our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. In particular, customers making critical decisions regarding the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. Throughout the sales cycle, we may spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer’s network environment, and the degree of hardware and operating system configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter-to-quarter.

We sell our products to customers that use those products to build networks and IP infrastructure, and if the demand for network and IP systems does not continue to grow, then our business, financial condition, and results of operations could be adversely affected.

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build out of their next generation networks. During the decision-making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such pauses in purchases can make it more difficult to predict revenues from such customers, can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

A breach of network security could harm public perception of our security products, which could cause us to lose revenues.

If an actual or perceived breach of network security occurs in our network or in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose current and potential end-customers or cause us to lose current and potential value-added resellers and distributors. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

We are subject to risks arising from our international operations.

We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located inside and outside of the United States. In addition, our R&D and our general and administrative (“G&A”) operations are conducted in the United States as well as other countries.

As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including changes in general IT spending, the imposition of government controls, changes or limitations in trade protection laws, other regulatory requirements, which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political or social unrest, and difficulties in staffing and managing international operations. In particular, in some countries, we may experience reduced intellectual property protection. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

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

In addition, we rely upon equity compensation to help recruit, retain and motivate our employees. At our 2010 annual meeting of stockholders, we plan to ask our stockholders to authorize additional shares for grant under our 2006 Equity Incentive Plan (the “2006 Plan”), which is the only plan under which we currently grant stock options, restricted stock units and performance shares to our employees. If more shares, or not enough shares, are not authorized by our stockholders for grant under the 2006 Plan, we will be significantly limited in our ability to grant equity awards to recruit new employees or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in high technology industries such as ours. Accordingly, our ability to hire, retain, and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.

Our products are highly technical and if they contain undetected errors, our business could be adversely affected, and we may need to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

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

Integration of future acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.

We have made, and may continue to make, acquisitions in order to enhance our business. In 2005, we completed the acquisitions of five privately-held companies. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be, a complex, time-consuming, and expensive process. Acquisitions may also require us to issue common stock that dilutes the ownership of our current stockholders, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

In addition, if we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

Our historical stock option granting practices and the restatement of our consolidated financial statements have exposed us to risks such as litigation, regulatory proceedings, and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard, we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concluded the SEC’s formal investigation of the Company with respect to this matter. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. We are also subject to civil litigation related to the stock option matters. In February 2009, we entered into an agreement in principle to settle the class action litigations claims related to our historical stock option granting practices. Under the proposed settlement, which is subject to the approval of the board of trustees of the lead plaintiffs and the court, the claims against us and our officers and directors will be dismissed with prejudice and released in exchange for a $169 million cash payment by us. No assurance can be given regarding the outcomes from litigation or other possible government actions. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business and the related costs of defense, as well as any losses resulting from these claims or final settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer (“CEO”), chief financial officer (“CFO”), or independent registered public accounting firm determine in the future that, our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

Regulation of the telecommunications industry could harm our operating results and future prospects.

The telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could address matters such as voice over the Internet or using IP, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the WEEE and RoHS regulations adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, financial condition, and results of operations.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At December 31, 2009, we had $1,604.7 million in cash and cash equivalents and $1,054.0 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

We lease approximately 2.0 million square feet worldwide, with nearly 70 percent being in North America. Our corporate headquarters is located in Sunnyvale, California, and consists of buildings totaling approximately 0.9 million square feet. Each building is subject to an individual lease or sublease, which provides various option, expansion, and extension provisions. The leases for our primary corporate headquarters buildings expire between June 2020 and November 2022. We also own approximately 80 acres of land adjacent to our leased corporate headquarters location. Additionally, we lease an approximately 0.2 million square foot facility in Westford, Massachusetts, under leases that expire between January and March 2011.

In addition to our offices in Sunnyvale and Westford, we also lease offices in various locations throughout the United States, Canada, South America, EMEA, and APAC regions, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom.

Our longest lease expires in November 2022. Our current offices are in good condition and appropriately support our business needs.

For additional information regarding obligations under our operating leases, see Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 3.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective October 29, 2009, we transferred our listing from the NASDAQ Global Select Market (“NASDAQ”) to the New York Stock Exchange LLC (“NYSE”) and continue to list under the symbol “JNPR.” On December 31, 2009, the last trading day of our fiscal year, the closing price of our common stock on the NYSE was $26.67 per share.

Price Range of Common Stock

The following table sets forth the high and low bid prices for our common stock of the two most recently completed years as reported on NASDAQ for each quarterly period through October 28, 2009, and the high and low sales price for our common stock as reported on the NYSE from October 29, 2009 through December 31, 2009:

	2009		2008
NASDAQ	High	Low	High	Low

First quarter	$18.84	$12.43	$33.30	$23.43
Second quarter	$25.44	$14.75	$29.49	$21.92
Third quarter	$28.05	$22.45	$27.65	$20.58
Fourth quarter	$28.74	$25.05	$20.80	$13.29
NYSE
Fourth quarter	$27.90	$24.04	N/A	N/A

Holders

At January 29, 2010, there were approximately 1,200 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so.

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2009.

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs	Programs(1)

October 1 — October 31, 2009	1,141,271	$27.05	1,141,271	$500,138,399
November 1 — November 30, 2009	4,542,379	25.67	4,542,379	383,533,943
December 1 — December 31, 2009	2,443,613	26.57	2,443,613	318,598,578

Total	8,127,263	$26.14	8,127,263

(1)	In March 2008, the Board approved a stock repurchase program (the “2008 Stock Repurchase Program”) which authorized us to purchase up to $1.0 billion of our common stock. During the three and twelve months ended December 31, 2009, we repurchased and retired 8,127,263 shares and 20,696,771 shares of common stock at an average price of $26.14 and $21.91 per share, respectively, under the 2008 Stock Repurchase Program. All shares of common stock purchased under the 2008 Stock Repurchase Program have been retired. Future share repurchases under our stock repurchase programs will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2004, in each of Juniper Networks’ common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the NASDAQ Telecommunications Index (“IXUT”), and the NYSE Dow Jones Industrial Average (“DJI”). The graph shall not be deemed to be incorporated by reference into other SEC filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

	As of December 31,
	2004	2005	2006	2007	2008	2009

JNPR	$100.00	$82.02	$69.66	$122.10	$64.40	$98.09
S&P 500	100.00	103.00	117.03	121.16	74.53	92.01
IXUT	100.00	92.79	118.55	129.42	73.79	109.39
DJI	100.00	99.39	115.58	123.02	81.39	96.71

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2009, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2009(a)	2008(b)	2007(c)	2006(d)	2005(e)
		(In millions, except per share data)

Net revenues	$3,315.9	$3,572.4	$2,836.1	$2,303.6	$2,064.0
Cost of revenues	1,157.8	1,166.0	927.6	754.3	653.5
Gross margin	2,158.1	2,406.4	1,908.5	1,549.3	1,410.5
Operating expenses	1,847.4	1,711.4	1,501.4	2,547.1	969.5
Operating income (loss)	310.7	695.0	407.1	(997.8)	441.0
Other income and expense, net	1.4	33.9	103.5	100.7	56.5
Income (loss) before income taxes and noncontrolling interest	312.1	728.9	510.6	(897.0)	497.5
Provision for income taxes	(196.8)	(217.2)	(149.8)	(104.4)	(146.8)
Consolidated net income (loss)	115.2	511.7	360.8	(1,001.4)	350.7
Net loss attributable to noncontrolling interest	1.8	—	—	—	—
Net income (loss) attributable to Juniper Networks	117.0	511.7	360.8	(1,001.4)	350.7
Net income (loss) per share attributable to Juniper Networks common stockholders:
Basic	$0.22	$0.96	$0.67	$(1.76)	$0.63
Diluted	$0.22	$0.93	$0.62	$(1.76)	$0.58
Shares used in computing net income (loss) per share:
Basic	523.6	530.3	537.8	567.5	554.2
Diluted	534.0	551.4	579.1	567.5	600.2

(a)	Includes the following significant pre-tax items: stock-based compensation of $139.7 million, litigation settlement charges of $182.3 million, write-down of privately-held equity investments of $5.5 million, and restructuring charges of $19.5 million. In addition, includes the following significant tax items: $61.8 million related to the write-off of certain net deferred tax assets resulting from a change in California income tax law, $52.1 million related to a change in the tax treatment of stock-based compensation expense in transfer pricing arrangements for certain U.S. multinational companies due to a recent federal appellate court ruling and $4.6 million related to an investigation by the India tax authorities.

(b)	Includes the following significant pre-tax items: stock-based compensation of $108.1 million, write-down of privately-held equity investments of $11.3 million, other-than-temporary decline in publicly-traded equity investment of $3.5 million, and litigation settlement charge of $9.0 million.

(c)	Includes the following significant pre-tax items: stock-based compensation of $88.0 million, stock option tender offer and tax-related charges of $8.0 million, stock option investigation costs of $6.0 million, a gain from a privately-held equity investment of $6.7 million, and a net litigation settlement gain of $5.3 million. We recognized in accumulated deficit a non-cash charge for the cumulative effect of accounting charge of $19.2 million relating to the adoption of ASC Topic 740 (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (“SFAS 109”) and Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”)).

(d)	Includes the following significant pre-tax items: goodwill and intangible assets impairment charges of $1,283.4 million, stock-based compensation of $87.6 million, stock option investigation costs of $20.5 million, other tax-related charges of $10.1 million, and restructuring and acquisition-related charges of $5.9 million.

(e)	Includes the following significant pre-tax items: stock-based compensation expense of $22.3 million, in-process R&D charges of $11.0 million, a gain from the sale of equity investment of $1.7 million, a patent-related charge of $10.0 million, a charge of $5.9 million from the impairment of certain purchased intangible assets, and a reversal of acquisition-related liabilities of $6.6 million.

Consolidated Balance Sheet Data

	As of December 31,
	2009	2008	2007	2006	2005
		(In millions)

Cash, cash equivalents, and marketable securities	$2,658.7	$2,293.4	$2,015.8	$2,614.3	$2,047.1
Working capital	1,503.2	1,759.6	1,175.3	1,759.2	1,261.4
Goodwill	3,658.6	3,658.6	3,658.6	3,624.7	4,879.7
Total assets	7,590.3	7,187.3	6,885.4	7,368.4	8,183.6
Total long-term liabilities	389.7	229.3	151.7	490.7	468.0
Total stockholders’ equity attributable to Juniper Networks	5,822.1	5,901.4	5,353.9	6,115.1	7,088.2

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing, and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Changes to Previously Announced Fiscal 2009 Fourth Quarter and U.S. GAAP Annual Results

Subsequent to the January 28, 2010 announcement of our preliminary fourth quarter and full fiscal year results for 2009, we recorded additional litigation settlement charges of $169.3 million in our reported results. On February 5, 2010, we entered into a proposed agreement in principle to the federal securities class action litigation pending against us and certain of our current and former officers and directors relating to our historical stock option granting practices. This litigation settlement charge resulted in an increase in total operating expense and a reduction in operating income, income before income taxes and noncontrolling interest, provision for income taxes, consolidated net income, net income attributable to Juniper Networks, and net income per share attributable to Juniper Networks. See further discussion in Note 13, Commitments and Contingencies, under “Legal Proceedings” in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Set forth below is a reconciliation of the January 28, 2010 announcement of our preliminary results press release to amounts reported in this Annual Report on Form 10-K which reflects the above mentioned adjustment (in millions, except per share amounts):

	Three Months Ended December 31, 2009			Year Ended December 31, 2009
			Reported in			Reported in
	Previously	Net	Annual Report on	Previously	Net	Annual Report on
	Announced	Change	Form 10-K	Announced	Change	Form 10-K

Litigation settlement charges	$12.0	$169.3	$181.3	$13.0	$169.3	$182.3
Total operating expenses	$449.7	$169.3	$619.0	$1,678.1	$169.3	$1,847.4
Operating income	$175.1	$(169.3)	$5.8	$480.0	$(169.3)	$310.7
Income before income taxes and noncontrolling interest	$173.2	$(169.3)	$3.9	$481.4	$(169.3)	$312.1
Provision for income taxes	$44.1	$(61.3)	$(17.2)	$258.1	$(61.3)	$196.8
Consolidated net income	$129.2	$(108.1)	$21.1	$223.3	$(108.1)	$115.2
Net income attributable to Juniper Networks	$131.0	$(108.1)	$22.9	$225.1	$(108.1)	$117.0
Net income per share attributable to Juniper Networks:
Basic	$0.25	$(0.21)	$0.04	$0.43	$(0.21)	$0.22
Diluted	$0.24	$(0.20)	$0.04	$0.42	$(0.20)	$0.22

Executive Overview

Our performance for the fiscal year 2009 reflects the weakness in market demand for networking and security products, compared to the fiscal year 2008, primarily due to our customers’ reaction to the weakened global economy. The decrease in revenues was primarily due to the slowdown in the Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”) service provider market. While the global economy continues to challenge the marketplace, our portfolio-selling strategy enabled us to expand our depth and breadth in the enterprise and service provider markets during the second half of 2009. As a result, the fourth quarter of 2009 was our strongest quarter in the enterprise market as well as in the service provider market in the U.S. In addition, we were able to navigate through challenging economic conditions by controlling operating costs while continuing to invest in innovation and customer satisfaction.

The following table provides an overview of our key financial metrics for the years ended December 31, 2009, and 2008 (in millions, except per share amounts and percentages):

	2009	2008	$ Change	% Change

Net revenues	$3,315.9	$3,572.4	$(256.5)	(7)%
Operating income	$310.7	$695.0	$(384.3)	(55)%
Percentage of net revenues	9.4%	19.5%
Net income attributable to Juniper Networks	$117.0	$511.7	$(394.7)	(77)%
Percentage of net revenues	3.5%	14.3%
Net income per share attributable to Juniper Networks common stock holders:
Basic	$0.22	$0.96	$(0.74)	(77)%
Diluted	$0.22	$0.93	$(0.71)	(76)%

•	Net Revenues: Our net revenues decreased in 2009 compared to 2008, primarily due to reduced demand for our products particularly in the Infrastructure segment, which is consistent with the overall decline in the global economy, partially offset by an increase in service revenue from both the Infrastructure and SLT segments. Net revenues from enterprise customers increased 11% while net revenues from service providers decreased 14% in 2009, compared to 2008. Net revenues decreased in all regions in 2009 compared to 2008.

•	Operating Income: Our operating income as well as operating margin as a percentage of net revenues decreased in 2009 compared to 2008. These decreases were, in large part, due to the decrease in revenues and an increase in litigation settlement charges, partially offset by our efforts to control expenses and improve operational efficiencies in 2009 compared to 2008.

•	Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stock Holders: The decrease in net income attributable to Juniper Networks (“net income”) and net income per share attributable to Juniper Networks common stock holders (“net income per share”) in 2009 compared to 2008, is primarily due to a decrease in revenue, an increase in litigation settlement charges, and total non-recurring income tax charges of $118.5 million incurred during 2009. Of the $118.5 million, $61.8 million related to the write-off of certain net deferred tax assets resulting from a change in California income tax law, $52.1 million related to a change in the tax treatment of stock-based compensation expense in transfer pricing arrangements for certain U.S. multinational companies due to a recent federal appellate court ruling and $4.6 million related to an investigation by the India tax authorities.

•	Other Financial Highlights: Total deferred revenue increased $163.3 million in 2009, primarily due to the growth in our installed equipment base for maintenance and customer support contracts and an increase in channel inventory. In 2009, we repurchased approximately 20.7 million shares of our common stock under our 2008 Stock Repurchase Program, at an average price of $21.91 per share for a total purchase price of $453.5 million.

Business and Market Environment

We design, develop, and sell products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single network. We serve the high-performance networking requirements of global service providers, enterprises, and research and public sector organizations that view the network as critical to their success. High-performance networking is designed to provide fast, reliable, and secure access to applications and services at scale. We offer a high-performance network infrastructure that includes IP routing, Ethernet switching, security, and application acceleration solutions, as well as partnerships designed to extend the value of the network and worldwide services and support designed to optimize customer investments.

In 2009, we continued to deliver new and innovative, high-performance network infrastructure solutions. We extended our Junos software platform to include Junos Space network application platform and Junos Pulse integrated, multi-service network client. The launch of our next generation silicon, Trio, enables 3-D scaling and positions our MX-series routers as a “universal” edge platform for the networking market. We announced the TX Matrix Plus, a multi-chassis system for the T1600 core router, which in conjunction with the JCS12000 Control Plane System brings virtualization to the core of the Internet. Additionally, we announced a significant technological advance with 100 Gigabit Ethernet interface cards for our T1600 core router. We also delivered our Adaptive Threat Management solution, designed to help customers identify and respond to security incidents to help reduce overall risk. We introduced a new solution for the Intelligent Services Edge with the StreamScope eRM integrated video monitoring and analysis product, which is designed to enable customers to extend the capabilities of our M- and MX-series routers to enhance the quality of video services over cable, wireless, and Internet Protocol Television networks.

Our Ethernet switching portfolio added the EX2200 switch platform, the EX8208, a modular switching platform, and the EX8216, a high-capacity modular switching platform designed for deployment in large enterprise data centers. In addition, our next-generation network infrastructure includes four new models of our SRX family of dynamic services gateways. We expanded our SRX family of dynamic services gateways with the introduction of the SRX3000, and extended the infrastructure for enterprises and started shipping the SRX100 dynamic service gateway platforms. Our SRX services gateways are sold into service provider and mobile packet core security markets as well as the enterprise market.

On the partnership front, we announced entry into OEM agreements with Dell to offer our networking solutions under Dell’s PowerConnect brand, and with IBM to resell our Ethernet networking products and support to IBM’s data center customers. In addition we entered in to a joint venture with Nokia Siemens Networks B.V. (“NSN”) to develop and resell joint carrier Ethernet solutions.

The recent weakness in the global economy has affected the purchasing behavior of our customers, particularly among service providers, and caused delays or reductions in purchase decisions, which led to lower revenues in 2009 compared to 2008, as well as limited visibility regarding future business. If economic growth in the U.S. and other countries’ economies declines and/or fails to recover, our customers may further delay or reduce their purchases, which could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. We continue to plan to both invest in key R&D projects that we believe will lead to future growth and remain focused on continuing our efforts to contain other costs and allocate resources effectively.

Nature of Expenses

Most of our manufacturing, repair, and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for standard product costs. The independent contract manufacturers produce our products using design specifications, quality assurance programs, and standards that we establish. Our independent contract manufacturers manufacture our products primarily in China, Malaysia, Mexico, and the United States. We have employees in our manufacturing and operations organization who manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality. As of December 31, 2009, and 2008, we had 244 and 230 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality. We generally do not own the components and title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment.

The contract manufacturers procure components based on our build forecasts, and if actual component usage is lower than our forecasts, we may be, and have been in the past, liable for carrying or obsolete material charges.

In recent years, an increasing amount of our products has been manufactured in Asia, and we anticipate that a larger percentage of our products will be produced outside the U.S in the future. Our contracts generally provide for passage of title and risk of loss at the designated point of shipment to our customer. The manufacturing of products in Asia for shipment to customers in EMEA and the Americas resulted in additional shipment logistics, freight, and timing issues for us as well as those customers. In an ongoing effort to balance our and our customers’ needs, we have made changes on occasion to the payment of freight and the point of shipment with respect to products shipped from Asia. These changes affect shipping costs and the timing of revenue recognition of those shipments.

Our operating expenses include R&D, sales and marketing, and G&A expenses. R&D expenses include costs of developing our products from components to prototypes to finished products, costs for outside services such as certifications of new products, and expenditures associated with equipment used for testing. Several components of our R&D effort require significant expenditures, such as the development of new components and the purchase of prototype equipment, the timing of which can cause quarterly variability in our expenses. We expense our R&D costs as they are incurred. Sales and marketing expenses include costs for selling and promoting our products and services, demonstration equipment, and advertisements. These costs vary quarter-to-quarter depending on revenues, product launches, and marketing initiatives. We have an extensive distribution channel in place that we use to target new customers and increase sales. We have made substantial investments in our distribution channel during 2009, 2008, and 2007. G&A expenses include professional fees, bad debt provisions, and other corporate expenses. Professional fees include legal, audit, tax, accounting, and certain corporate strategic services.

Employee-related costs have historically been the primary driver of our cost of service revenue and operating expenses, and we expect this trend to continue. Employee-related costs include items such as wages, commissions, bonuses, vacation, benefits, stock-based compensation, and travel. We had 7,231, 7,014, and 5,879 employees as of December 31, 2009, 2008, and 2007, respectively. The year-over-year increases were primarily attributable to increases in our R&D and customer service organizations. Our headcount is expected to increase in 2010 as we continue to expand these functions.

Facility and information technology (“IT”) departmental costs are allocated to other departments based on usage and headcount, respectively. Despite an increase in headcount in 2009, these costs decreased due to our cost reduction initiatives. Facilities and IT departmental costs increased in 2008 and 2007, due to increases in headcount and new facility leases added to support our growth. Facility and IT related headcount was 294, 267, and 224 as of December 31, 2009, 2008, and 2007, respectively. In 2010, we expect to continue to invest in our company-wide IT infrastructure as we implement our operational excellence initiatives.

Our cost of service revenues and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Changes in related currency exchange rates may affect our operating results. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenues and operating expenses. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and, upon occurrence of the forecasted transaction, is subsequently reclassified into the appropriate line item of the consolidated statement of operations to which the hedged transaction relates. Any ineffectiveness of the hedging instruments is reported in other income (expense) on our consolidated statements of operations. The decrease in cost of service revenues and operating expenses including R&D, sales and marketing, as well as G&A expenses, due to foreign currency fluctuations was approximately 2% in 2009. The increase in cost of service revenues and operating expenses including R&D, sales and marketing, as well as G&A expenses, due to foreign currency fluctuations was approximately 1% and 2% in 2008 and 2007, respectively.

Other Event — Listing on the New York Stock Exchange

On October 6, 2009, we submitted an application to transfer the listing of our Company’s common stock to the NYSE from NASDAQ. Effective October 29, 2009, we transferred our listing from NASDAQ to the NYSE under the symbol “JNPR.”

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Note 1, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The critical accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

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

For arrangements with multiple elements, such as sales of products that include services, we allocate revenue to each element using the residual method based on the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. If VSOE of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. We account for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, our ability to recognize revenue in the future could be impacted by conditions imposed by our customers.

For sales to direct end-users, value-added resellers, and OEM partners, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller or to an OEM partner. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. Our agreements with our OEM partners may allow future rights of returns or pricing credits. A portion of our sales is made through distributors under agreements allowing for pricing credits or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

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

•	Contract Manufacturer Liabilities. We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers procure components and manufacture our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish a provision for inventory, carrying costs, and obsolete material exposures for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecasted, which may be caused by factors outside of our control, it could have an adverse impact on our gross margins and profitability. Supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times.

•	Warranty Costs. We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We accrue for warranty costs as part of our cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead cost are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials, technical labor costs, and associated overhead incurred. Should actual product failure rates, use of materials, or service delivery costs differ from our estimates, we may incur additional warranty costs, which could reduce gross margin.

•	Goodwill and Purchased Intangible Assets. We make significant estimates and assumptions when evaluating impairment of goodwill and other intangible assets on an ongoing basis, as well as when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a sustained decline in our market capitalization, (iii) significant slowdown in the worldwide economy or the networking industry, or (iv) failure to meet our forecasted operating results. We evaluate these assets on an annual basis as of November 1 or more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. Under the market approach, we estimate fair value of our reporting units based on market multiples of revenue or earnings for comparable companies. Under the income approach, we calculate fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We performed impairment test for our goodwill as of November 1, 2009, 2008 and 2007, and concluded that there was no goodwill impairment, or reporting units at risk of failing the first step of the impairment test. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds its fair value.

We assess the recoverability of our intangible assets by determining whether the unamortized balances are greater than the sum of undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. The estimates we have used are consistent with the plans and estimates that we use to manage our business. If our actual results or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Stock-Based Compensation. We recognize stock-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards, and purchases under our Employee Stock Purchase Plan in accordance with FASB ASC Topic 718 (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”)). Stock-based compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

We utilize the Black-Scholes-Merton (“BSM”) option-pricing model in order to determine the fair value of stock-based awards. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time.

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

•	Income Taxes. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in FASB ASC Topic — Income Taxes (“FASB ASC Topic 740”) (formerly, SFAS No. 109, Accounting for Income Taxes and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109). To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize and measure potential liabilities based upon criteria set forth in FASB ASC Topic 740. Based upon these criteria, we estimate whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, as occurred in connection with the California tax law change in the first quarter of 2009, we will adjust our valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made. For further discussion of the California tax law change refer to Note 12, Income Taxes, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Significant judgment is also required in evaluating our uncertain tax positions under FASB ASC Topic 740 and determining our provision for income taxes. Although we believe our reserves under FASB ASC Topic 740 are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made as it was during the second quarter of 2009, when we recorded a non-recurring income tax charge as a result of a federal appellate court ruling in Xilinx, Inc. v. Commissioner. The provision for income taxes includes the effect of reserves under FASB ASC Topic 740 and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

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

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change

Net revenues:
Product	$2,568.0	$2,911.0	$(343.0)	(12)%	$2,911.0	$2,327.0	$584.0	25%
Percentage of net revenues	77.4%	81.5%			81.5%	82.0%
Service	747.9	661.4	86.5	13%	661.4	509.1	152.3	30%
Percentage of net revenues	22.6%	18.5%			18.5%	18.0%

Total net revenues	$3,315.9	$3,572.4	$(256.5)	(7)%	$3,572.4	$2,836.1	$736.3	26%

Our net product revenues decreased in 2009 compared to 2008 primarily due to decreased revenue from our routing products to service provider customers whose spending patterns were affected by the weakened global economy, partially offset by increased revenues from our EX-series switching products. Our net service revenues increased in 2009 compared to 2008, primarily due to the increase in professional services and maintenance revenue from our expanding installed base of equipment under service contracts.

Our net product revenues increased in 2008 compared to 2007 primarily due to increased sales of products from both our Infrastructure and SLT solutions to the service provider and enterprise markets. In particular, we had success in selling our Infrastructure products to service providers who are adopting next generation IP networks, which are designed for higher capacity and efficiency to help reduce total operating costs and to be able to offer multiple services over a single network. In 2008, our new product releases and further expansion into emerging markets contributed to the increase in total net product revenues. Our net service revenues increased in 2008, compared to 2007, primarily due to the increase in maintenance revenue from our expanding installed base of equipment under service contracts.

Infrastructure Segment Revenues

Our Infrastructure segment consists primarily of products and services related to the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as circuit-to-packet products. The following table presents net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	%Change	2008	2007	$ Change	%Change

Net Infrastructure segment revenues:
Infrastructure product revenues	$1,959.2	$2,301.9	$(342.7)	(15)%	$2,301.9	$1,753.2	$548.7	31%
Percentage of net revenues	59.1%	64.4%			64.4%	61.8%
Infrastructure service revenues	482.4	424.0	58.4	14%	424.0	320.1	103.9	32%
Percentage of net revenues	14.5%	11.9%			11.9%	11.3%

Total Infrastructure segment revenues	$2,441.6	$2,725.9	$(284.3)	(10)%	$2,725.9	$2,073.3	$652.6	31%

Percentage of net revenues	73.6%	76.3%			76.3%	73.1%

Infrastructure — Product

Infrastructure product revenues decreased in 2009 compared to 2008, primarily due to decreased revenue in M-, T-, and E-series product families attributable to our customers’ reduced demand due to the global economic environment, partially offset by revenue growth from our EX-series switching products and MX-series products. In 2009, we experienced a 23% decrease in product revenue from the service provider market and a 40% increase in product revenue from the enterprise market compared to the same period in 2008. The decrease in the service provider market was primarily due to decreased capital spending in that market, and the increase in the enterprise market was primarily due to the growth in our EX-series switching business and our continued focus on selling Infrastructure products into the enterprise market, which resulted in growth of enterprise revenues in Americas and APAC. Geographically, Infrastructure product revenue decreased in all three regions in 2009.

Infrastructure product revenues increased in 2008 compared to 2007, primarily attributable to revenue growth from our M- MX- and T-series product families, from sales to both the service provider and enterprise markets due to our customers’ increased demand for network infrastructure solutions. To a lesser extent, our EX-series products, which were introduced in the first quarter of 2008, and our E-series products also contributed to the revenue growth in 2008. In 2008, we experienced a 28% increase in product revenue from the service provider market and a 59% increase in product revenue from the enterprise market compared to the same period in 2007. From a geographical perspective, in 2008, we experienced revenue growth in all three regions, with particular strength in the Americas region.

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

	Years Ended December 31,				Years Ended December 31,
	2009	2008	Unit Change	% Change	2008	2007	Unit Change	% Change

Infrastructure chassis revenue units(1)	12,578	13,745	(1,167)	(8)%	13,745	11,195	2,550	23%
Infrastructure ports shipped(1)	437,278	397,907	39,371	10%	397,907	225,452	172,455	76%

(1)	Excludes modular and fixed configuration EX-series switching products and circuit to packet products.

Infrastructure chassis revenue units decreased in 2009 compared to 2008, primarily due to reduced customer demand because of the weakened global economy. The port shipments increased in 2009 compared to 2008, primarily due to an increase in the MX-series products, which generally contain a higher number of ports per chassis.

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

Infrastructure — Service

Infrastructure service revenues increased in 2009 compared to 2008, primarily due to an increase in our installed base of equipment being serviced and service renewals. In 2009, we experienced a 12% increase in service revenue from the service provider market and a 30% increase in service revenue from the enterprise market compared to the same period in 2008. Geographically, Infrastructure service revenue increased in all regions in 2009. A majority of our service revenues is earned from customers that purchase our products and enter into service contracts for support service.

Infrastructure service revenues increased in 2008 compared to 2007, primarily due to an increase in our installed base of equipment being serviced. Installed base is calculated based on the number of systems that our customers have under maintenance. In 2008, we experienced a 37% increase in service revenue from the service provider market and a 3% increase in service revenue from the enterprise market compared to the same period in 2007. We also experienced increased professional service revenues due to consulting projects. From a geographical perspective, in 2008, we experienced revenue growth in all three regions, with particular strength in the Americas region.

SLT Segment Revenues

Our SLT segment consists primarily of products and services related to our Firewall/VPN (“Firewall”) systems and appliances, SRX Series services gateways, SSL VPN appliances, IDP appliances, the J-series router product family, and WAN optimization platforms. The following table presents net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	%Change	2008	2007	$ Change	%Change

Net SLT segment revenues:
SLT product revenues	$608.8	$609.1	$(0.3)	—	$609.1	$573.8	$35.3	6%
Percentage of net revenues	18.4%	17.1%			17.1%	20.2%
SLT service revenues	265.5	237.4	28.1	12%	237.4	189.0	48.4	26%
Percentage of net revenues	8.0%	6.6%			6.6%	6.7%

Total SLT segment revenues	$874.3	$846.5	$27.8	3%	$846.5	$762.8	$83.7	11%

Percentage of net revenues	26.4%	23.7%			23.7%	26.9%

SLT — Product

SLT product revenues was relatively flat in 2009 compared to 2008, primarily due to an increase in revenue from our SRX services gateways offset by a decrease in revenue from our high-end and branch firewall products. In 2009, we experienced a 26% increase in revenue from the service provider market and a 8% decrease in revenue from the enterprise market compared to 2008. Geographically, SLT product revenue decreased in the EMEA and APAC regions and increased in the Americas region.

SLT product revenues increased in 2008 compared to 2007, primarily due to an increase in revenues from Firewall and J-series products. These increases were partially offset by a decline in revenues from DX and WX products. The integrated systems introduced prior to 2007, such as the SSG products, gained further traction in the market place with revenues from these product lines growing in 2008 compared to 2007. In 2008, we experienced a 1% increase in revenue from the service provider market and a 8% increase in revenue from the enterprise market compared to 2007. Geographically, revenues increased in the EMEA and APAC regions and decreased in the Americas region.

The following table presents SLT revenue units recognized:

	Years Ended December 31,				Years Ended December 31,
	2009	2008	Unit Change	% Change	2008	2007	Unit Change	% Change

SLT revenue units	208,907	241,504	(32,597)	(13)%	241,504	239,021	2,483	1%

SLT revenue units decreased in 2009 compared to 2008. The percentage decrease in revenue units was greater than the percentage decrease in SLT product revenues, primarily due to the product mix that favored products with higher average selling prices. SLT revenue units increased slightly in 2008 compared to 2007. The percentage increase in SLT revenue units was lower than the percentage increase in product revenues, primarily due to the product mix that favored products with higher average selling prices.

SLT — Service

SLT service revenues increased in 2009 compared to 2008, primarily due to an increase in our installed base of equipment being serviced and service renewals. In 2009, we experienced a 20% increase in service revenue from the service provider market and a 10% increase in service revenue from the enterprise market compared to 2008. Geographically, SLT service revenue increased in all regions in 2009. A majority of our service revenues is earned from customers that purchase our products and enter into support service contracts.

SLT service revenues increased in 2008 compared to 2007, primarily due to an increase in our installed base of equipment being serviced. In 2008, we experienced a 33% increase in service revenue from the service provider market and a 24% increase in service revenue from the enterprise market compared to 2007. Geographically, SLT service revenue increased in all regions in 2008.

Total Net Revenues by Geographic Region

The following table presents the total net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change

Americas:
United States	$1,515.1	$1,537.5	$(22.4)	(1)%	$1,537.5	$1,215.8	$321.7	26%
Other	172.8	228.7	(55.9)	(24)%	228.7	124.7	104.0	83%

Total Americas	1,687.9	1,766.2	(78.3)	(4)%	1,766.2	1,340.5	425.7	32%
Percentage of net revenues	50.9%	49.4%			49.4%	47.3%
EMEA	953.2	1,077.7	(124.5)	(12)%	1,077.7	918.0	159.7	17%
Percentage of net revenue	28.7%	30.2%			30.2%	32.4%
APAC	674.8	728.5	(53.7)	(7)%	728.5	577.6	150.9	26%
Percentage of net revenues:	20.4%	20.4%			20.4%	20.3%

Total	$3,315.9	$3,572.4	$(256.5)	(7)%	$3,572.4	$2,836.1	$736.3	26%

Net revenues in the Americas region decreased in absolute dollars, but increased as a percentage of total net revenues in 2009 compared to 2008, primarily due to a revenue decrease from the service provider market, partially offset by an increase in net revenues from the enterprise market. In particular, the United States, Mexico, and Brazil accounted for more than half of the decline in net revenue in the Americas region. Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenues in 2008 compared to 2007, primarily due to growth in Infrastructure revenues from both the service provider and enterprise markets, as our customers continued to focus on increasing network performance, reliability, and scale. In the United States, net revenues decreased in absolute dollars and increased as a percentage of total net revenues, in 2009 compared to 2008, primarily due to the relative strength of sales in the United States compared to EMEA and APAC. In the United States, net revenues increased in absolute dollars and as a percentage of total net revenues, in 2008 compared to 2007, primarily due to growth in revenues from both the service provider and enterprise markets.

Net revenues in EMEA decreased in absolute dollars and as a percentage of total net revenues in 2009 compared to 2008, primarily due to reduced demand in the service provider market, partially offset by a slight increase in revenue from the enterprise market. In particular Sweden, Germany, Belgium, and United Kingdom attributed more than half of the decline in net revenues in EMEA. Net revenues in EMEA increased in absolute dollars in 2008 compared to 2007, primarily due to revenue growth in emerging markets in the Middle East and Eastern Europe, which was driven by service provider network build-outs as a result of bandwidth demand as well as growth in demand in the enterprise market. Net revenues in EMEA as a percentage of total net revenues decreased in 2008 compared to 2007, primarily due to the relative strength of the Americas region.

Net revenues in APAC decreased in absolute dollars in 2009 compared to 2008, primarily due to reduced demand in the service provider, partially offset by a slight increase in revenue from the enterprise market. In particular, over half of the decline in APAC net revenues was attributable to Japan. Net revenues in APAC as a percentage of total net revenues decreased slightly, primarily due to the relative strength of the enterprise market in the United States. Net revenues in APAC increased in absolute dollars in 2008 compared to 2007, primarily due to strength in Japan, China, and the Association of Southeast Asian Nations (“ASEAN”) countries, which was mainly driven by bandwidth demand as well as our customers’ deployment of routing platforms for their next generation networks, partially offset by a decrease in revenues from Australia.

Net Revenues by Markets and Customers

We sell our high-performance network products and service offerings from both the Infrastructure and SLT segments to two primary markets — service provider and enterprise. The service provider market includes wireline, wireless, and cable operators, as well as major internet content and application providers. The enterprise market represents businesses; federal, state and local governments; and research and education institutions. The following table presents the total net revenues by markets (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change

Service Provider	$2,197.1	$2,568.2	$(371.1)	(14)%	$2,568.2	$2,014.7	$553.5	27%
Percentage of net revenues	66.3%	71.9%			71.9%	71.0%
Enterprise	1,118.8	1,004.2	114.6	11%	1,004.2	821.4	182.8	22%
Percentage of net revenues	33.7%	28.1%			28.1%	29.0%

Total	$3,315.9	$3,572.4	$(256.5)	(7)%	$3,572.4	$2,836.1	$736.3	26%

Net revenues from the service provider market decreased in absolute dollars and as a percentage of total net revenues in 2009 compared to 2008, primarily due to our customers’ delayed investment in new network build-outs and purchases of additional networking capacity in reaction to the weak global macroeconomic environment. The decline in service provider revenue as a percentage of net revenues was also attributable to the relative strength of our revenue from the enterprise market. Net revenues from the service provider market increased in absolute dollars and as a percentage of total net revenues in 2008 compared to 2007, primarily due to service provider network build-outs as a result of bandwidth demand.

Net revenues from the enterprise market increased in absolute dollars and as a percentage of total net revenues in 2009 compared to 2008, primarily due to revenue growth from our EX-series switching products. Net revenues from the enterprise market increased in absolute dollars and as a percentage of total net revenues in 2008 compared to 2007, primarily due to our strategy of cross-selling to the enterprise market and the introduction of our SRX service gateways and our EX-series switching products.

AT&T, Inc., accounted for 10.4% of our net revenues for the year ended December 31, 2009. No single customer accounted for 10% or more of our net revenues for the year ended December 31, 2008. NSN accounted for 12.8% of our net revenues in 2007.

Cost of Revenues and Gross Margin

The following table presents cost of product and service revenues and the related gross margins (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change

Cost of revenues:
Product	$841.7	$867.6	$(25.9)	(3)%	$867.6	$676.2	$191.4	28%
Percentage of net revenues	25.4%	24.3%			24.3%	23.8%
Service	316.1	298.4	17.7	6%	298.4	251.4	47.0	19%
Percentage of net revenues	9.5%	8.3%			8.3%	8.9%

Total cost of revenues	$1,157.8	$1,166.0	$(8.2)	(1)%	$1,166.0	$927.6	$238.4	26%

Percentage of net revenues	34.9%	32.6%			32.6%	32.7%
Gross margin:
Product gross margin	$1,726.3	$2,043.4	$(317.1)	(16)%	$2,043.4	$1,650.7	$392.7	24%
Percentage of product revenues	67.2%	70.2%			70.2%	70.9%
Service gross margin	431.8	363.0	68.8	19%	363.0	257.7	105.3	41%
Percentage of service revenues	57.7%	54.9%			54.9%	50.6%

Total gross margin	$2,158.1	$2,406.4	$(248.3)	(10)%	$2,406.4	$1,908.4	$498.0	26%

Percentage of net revenues	65.1%	67.4%			67.4%	67.3%

The cost of product revenues and product gross margin decreased in absolute dollars in 2009 compared to 2008, primarily due to lower revenue level. The decrease in product gross margin as a percentage of revenues in 2009 compared to 2008, is primarily attributable to product mix that favored products with lower gross margin, such as our switching and MX-series products, geographical mix, and pricing. The cost of product revenues increased in absolute dollars in 2008 compared to 2007, primarily due to our increase in product revenues, which resulted in higher product costs. The slight decrease in product gross margin as a percentage of product revenues in 2008 compared to 2007, is primarily attributable to changes in the product mix, partially offset by growth in our higher-margin T- and M-series product families within our Infrastructure segment and increased sales of our higher-margin Firewall and J-series products within our SLT segment.

The cost of service revenues and service gross margin increased in 2009 compared to 2008. The increase in cost of service revenues was attributable to increased headcount and increased spending on service-related spares. Service gross margin increased primarily due to our continued efforts to manage costs. The cost of service revenues and service gross margin increased in 2008 compared to 2007. The increase corresponded with the growth in revenues in absolute dollars attributable to the growth in our installed equipment base. Service-related headcount increased by 108 employees, or 14%, to 891 employees in 2009, compared to 783 in 2008. Total personnel-related charges as a percentage of service revenues were approximately 18% for 2009 and 20% for 2008. The decrease in personnel-related charges in 2009 as a percentage of service revenues is primarily due to the overall increase in service revenues. Our outside service expense also increased in 2009, primarily to support the expanding installed equipment base. Additionally, facilities and IT expenses related to cost of service revenues increased in connection with the growth of service business as a portion of our overall operations.

Operating Expenses

The following table presents operating expenses and operating income (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change

Research and development	$741.7	$731.2	$10.5	1%	$731.2	$623.0	$108.2	17%
Sales and marketing	734.0	782.9	(48.9)	(6)%	782.9	666.7	116.2	17%
General and administrative	159.5	144.8	14.7	10%	144.8	116.4	28.4	24%
Amortization of purchased intangible assets	10.4	43.5	(33.1)	(76)%	43.5	85.9	(42.4)	(49)%
Litigation settlement charges (gain)	182.3	9.0	173.3	N/M	9.0	(5.3)	14.3	270%
Restructuring charges	19.5	—	19.5	N/M	—	0.7	(0.7)	(100)%
Other charges	—	—	—	—	—	14.0	(14.0)	(100)%

Total operating expenses	$1,847.4	$1,711.4	$136.0	8%	$1,711.4	$1,501.4	$210.0	14%

Operating income	$310.7	$695.0	$(384.3)	(55)%	$695.0	$407.1	$287.9	71%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Years Ended December 31,
	2009	2008	2007

Research and development	22.4%	20.5%	22.0%
Sales and marketing	22.1%	21.9%	23.5%
General and administrative	4.8%	4.0%	4.1%
Amortization of purchased intangible assets	0.3%	1.2%	3.0%
Litigation settlement charges (gain)	5.5%	0.3%	(0.2)%
Restructuring charges	0.6%	—	—
Other charges	—	—	0.5%

Total operating expenses	55.7%	47.9%	52.9%

Operating income	9.4%	19.5%	14.4%

R&D expenses increased in 2009 compared to 2008, primarily due to additional headcount and strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. In particular, in 2009, we continued to expand our EX-series switching product portfolio and increased our investments in Project Stratus, which is our initiative to deliver the next-generation data center fabric, and Project Falcon, which is our effort to develop mobility solutions for service provider customers. Personnel-related charges, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, increased $25.6 million, or 6%, to $453.3 million in 2009 primarily due to a 4% increase in headcount in our engineering organization, from 3,194 to 3,308 employees, to support product innovation intended to capture anticipated future network infrastructure growth and opportunities. Outside consulting and other development expense also increased to support our product innovation initiatives. Additionally, facilities and IT expenses related to R&D expenses increased to support these engineering efforts.

R&D expenses increased in 2008 compared to 2007, primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over our competitors. In particular, in 2008, we continued to invest in our EX-series switching products, our SRX dynamic services gateways, and our intelligent services edge offering that advances the M- and MX-series platforms. R&D expenses primarily consist of personnel-related expenses and new product development costs. Personnel-related charges, consisting of salaries, bonus, fringe benefits expenses, and stock-based compensation expenses, increased $59.3 million, or 16%, to $435.2 million in

2008 primarily due to a 25% increase in headcount in our engineering organization, from 2,563 to 3,194 employees, to support product innovation intended to capture anticipated future network infrastructure growth and opportunities. Outside consulting and other development expense also increased to support our product innovation initiatives. Additionally, facilities and IT expenses related to R&D expenses increased to support these engineering efforts.

Sales and marketing expenses decreased in 2009 compared to 2008, primarily due to a decrease in personnel-related expenses and travel expenses. As a percentage of net revenues, sales and marketing expenses increased slightly in 2009 due to the increased spending related to the corporate re-branding and channel marketing campaigns, partially offset by our focus on managing expenses and creating efficiency in our sales activities. Personnel-related charges, consisting of salaries, commissions, bonus, fringe benefits, and stock-based compensation expenses, decreased $15.8 million, or 3%, to $474.0 million in 2009, primarily due to a 4% decrease in headcount from 2,190 employees at the end of 2008 to 2,101 employees at the end of 2009. In addition, commission expense decreased by $12.0 million, or 10%, due to lower net revenues in 2009 compared to 2008. As our sales force decreased, we also decreased facilities and IT expenses related to the sales and marketing organizations in 2009 compared to 2008.

Sales and marketing expenses increased in 2008 compared to 2007, primarily due to increases in personnel-related expenses and marketing expenses. As a percentage of net revenues, sales and marketing expenses decreased in 2008 due to our focus on managing expenses and creating efficiency in our sales activities. Personnel-related charges, consisting of salaries, commissions, bonus, fringe benefits, and stock-based compensation expenses, increased $70.8 million, or 17%, to $497.2 million in 2008, primarily due to an 18% increase in headcount in our worldwide sales and marketing organizations, from 1,863 to 2,190 employees. Included in personnel-related charges was an increase in commission expense of $5.3 million in 2008 compared to 2007, due to our higher net revenues. We also increased our investment in corporate and channel marketing efforts from the prior year. As our sales force grew, we also increased facilities and IT expenses related to the sales and marketing organizations in 2008 compared to 2007.

G&A expenses increased in 2009 compared to 2008, primarily due to an increase in personnel-related expenses and outside professional services. As a percentage of net revenues, G&A expenses decreased slightly in 2009 due to our focus on managing expenses. Personnel-related charges, consisting of salaries, bonus, fringe benefits, and stock-based compensation expenses, increased $7.2 million, or 10%, to $78.4 million in 2009 compared to 2008, primarily due to a 12% increase in headcount, from 350 to 393 employees, in our worldwide G&A functions to support expected future growth of the business. Outside professional service fees increased in 2009 compared to 2008 as a result of increased legal fees. Additionally, facilities and IT expenses related to our G&A infrastructure increased to support our growing business.

G&A expenses also increased in 2008 compared to 2007, primarily due to an increase in personnel-related expenses and outside professional services. As a percentage of net revenues, G&A expenses decreased slightly in 2008 due to our focus on managing expenses and growing revenues. Personnel-related charges, consisting of salaries, bonus, fringe benefits, and stock-based compensation expenses, increased $12.4 million, or 21%, to $71.2 million in 2008 compared to 2007, primarily due to a 20% increase in headcount in our worldwide G&A functions, from 291 to 350 employees, to support the overall growth of the business. Outside professional service fees increased in 2008 compared to 2007, as a result of increased legal fees and business process re-engineering costs. Additionally, facilities and IT expenses related to our G&A infrastructure increased to support our growing business.

Amortization of purchased intangible assets decreased in 2009 compared to 2008, primarily due to certain purchased intangible assets reaching the end of their amortization period during the second quarter of 2009. Amortization of purchased intangible assets decreased in 2008 compared to 2007, primarily due to a decrease in amortization expense as certain purchased intangible assets became fully amortized during the second quarter of 2008. We had no impairment against our goodwill or our purchased intangible assets in 2009. In 2008, we had no impairment against our goodwill and recognized an impairment charge of $5.0 million against our purchased intangible assets, as a result of the phase-out of our DX products. We had no impairment against our goodwill or our purchased intangible assets in 2007.

In 2009, we recorded litigation settlement charges of $182.3 million, which included $169.0 million related to our agreement in principle reached in February 2010, to settle the securities class action litigation pending against us and certain of our current and former officers and directors, $13.0 million related to the resolution of a dispute in connection with certain real estate in Sunnyvale California purchased in 2000 and $0.3 million related to another settlement recorded in the fourth quarter of 2009. Of these amounts, $181.3 million was recorded in the fourth quarter of 2009. In 2008, we recorded a litigation settlement loss of $9.0 million related to our shareholder derivative lawsuit. In 2007, we recognized a net litigation settlement gain of $5.3 million, which consisted of cash settlement proceeds of $6.2 million, net of the $0.9 million legal expense related to direct transaction costs incurred. See Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for more information.

In 2009, we recorded restructuring charges of $19.5 million as a result of a restructuring plan to reduce our real estate portfolio and workforce in targeted areas of the Company. We expect to incur additional charges of approximately $8 million to $10 million relating to additional facilities and employee restructuring under the 2009 Restructuring Plan in 2010. There were no restructuring charges in 2008. In 2007, we recorded restructuring charges of $0.7 million, of which $1.1 million pertained to bonus accruals associated with past acquisitions, partially offset by a benefit of $0.4 million pertaining to net restructuring adjustments. See Note 6, Other Financial Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for more information regarding our restructuring liabilities.

Other charges are summarized as follows:

•	Stock Option Investigation Costs. There were no stock option investigation costs recorded in 2009 and 2008. We recorded expenses of $6.0 million in 2007 related to professional fees and other costs in connection with our investigation into historical stock option granting practices.

•	Stock Option Amendment and Tax-Related Charges. There were no stock option amendment and tax-related charges recorded in 2009 and 2008. We recorded $8.0 million in operating expense during 2007 in relation to the amendment of stock options and to the payment of certain taxes and penalties associated with employee stock option exercises.

Interest and Other Income, net, (Loss) Gain on Equity Investments, and Income Tax Provision

The following table presents interest and other income, net, (loss) gain on equity investments, and income tax provision (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change

Interest and other income, net	$6.9	$48.7	$(41.8)	(86)%	$48.7	$96.8	$(48.1)	(50)%
Percentage of net revenues	0.2%	1.4%			1.4%	3.4%
(Loss) gain on equity investments	(5.5)	(14.8)	9.3	63%	(14.8)	6.7	(21.5)	(321)%
Percentage of net revenues	(0.2)%	(0.4)%			(0.4)%	0.2%
Income tax provision	196.8	217.2	(20.4)	(9)%	217.2	149.8	67.4	45%
Percentage of net revenues	5.9%	6.1%			6.1%	5.3%

Net interest and other income decreased in 2009 compared to 2008, primarily due to lower interest rates and an increase in customer financing charges during 2009. Net interest and other income decreased in 2008 compared to 2007, primarily due to lower interest rates during 2008.

During 2009 and 2008, we recognized impairment losses of $5.5 million and $14.8 million, respectively, on our investments in privately-held companies for changes in fair value that we believed were other-than-temporary. In 2007, one of the companies in which we had a privately-held equity investment completed an initial public offering (“IPO”). As a result, we realized a gain of $6.7 million during 2007 based upon the difference between the market value of our investment at the time of the IPO and our cost basis.

Our effective tax rates were 63.1%, 29.8%, and 29.3% in 2009, 2008, and 2007, respectively. The increase in the overall rate in 2009 compared to 2008 and the federal statutory rate of 35%, was primarily due to the following income tax charges: (i) a $61.8 million discrete and other related charge that resulted from changes in California income tax laws that were enacted during 2009; (ii) a $52.1 million charge that resulted from a change in our unrecognized tax benefits related to share-based compensation due to the uncertainty regarding the status of a decision reached by the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner; and (iii) a $4.6 million charge which related to an investigation by the India tax authorities. The effective rate impact from these charges was partially offset by the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The increase in the overall rate in 2008 compared to 2007, was primarily due to the differences in the geographic mix of our taxable income and the level of R&D credits in the U.S. The 2008 and 2007 effective tax rates differ from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our income tax provision, see Note 12, Income Taxes, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Segment Information

For a description of the products and services for each segment, see Item 1 of Part I of this Annual Report on Form 10-K. A description of the measures included in management operating income can also be found in Note 11, Segment Information, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We have included segment financial data for each of the three years in the period ended December 31, 2009, for comparative purposes.

Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change

Net revenues:
Infrastructure:
Product	$1,959.2	$2,301.9	$(342.7)	(15)%	$2,301.9	$1,753.2	$548.7	31%
Service	482.4	424.0	58.4	14%	424.0	320.1	103.9	32%

Total Infrastructure revenues	2,441.6	2,725.9	(284.3)	(10)%	2,725.9	2,073.3	652.6	31%

Service Layer Technologies:
Product	608.8	609.1	(0.3)	N/M	609.1	573.8	35.3	6%
Service	265.5	237.4	28.1	12%	237.4	189.0	48.4	26%

Total Service Layer Technologies revenues	874.3	846.5	27.8	3%	846.5	762.8	83.7	11%

Total net revenues	3,315.9	3,572.4	(256.5)	(7)%	3,572.4	2,836.1	736.3	26%
Operating income:
Infrastructure	541.4	806.0	(264.6)	(33)%	806.0	597.8	208.2	35%
Service Layer Technologies	127.0	65.8	61.2	93%	65.8	5.8	60.0	N/M

Total segment operating income	668.4	871.8	(203.4)	(23)%	871.8	603.6	268.2	44%
Other corporate(1)	—	(7.9)	7.9	N/M	(7.9)	—	(7.9)	N/M

Total management operating income	668.4	863.9	(195.5)	(23)%	863.9	603.6	260.3	43%
Amortization of purchased intangible assets	(15.4)	(49.0)	33.6	(69)%	(49.0)	(91.4)	42.4	(46)%
Stock-based compensation expense	(139.7)	(108.1)	(31.6)	29%	(108.1)	(88.0)	(20.1)	23%
Stock-based payroll tax expense	(0.8)	(2.8)	2.0	(71)%	(2.8)	(7.7)	4.9	(64)%
Litigation settlement charges (gain)	(182.3)	(9.0)	(173.3)	N/M	(9.0)	5.3	(14.3)	270%
Restructuring charges	(19.5)	—	(19.5)	N/M	—	(0.7)	0.7	(100)%
Other charges(2)	—	—	—	—	—	(14.0)	14.0	(100)%

Total operating income	310.7	695.0	(384.3)	(55)%	695.0	407.1	287.9	71%
Interest and other income, net	6.9	48.7	(41.8)	(86)%	48.7	96.8	(48.1)	(50)%
(Loss) gain on equity investments	(5.5)	(14.8)	9.3	(63)%	(14.8)	6.7	(21.5)	321%

Income before income taxes and noncontrolling interest	$312.1	$728.9	$(416.8)	(57)%	$728.9	$510.6	$218.3	43%

N/M Not meaningful.

(1)	Other corporate charges included severance and related costs associated with workforce-rebalancing activities, which are not included in our business segment results.

(2)	Other charges for 2007 includes stock option investigation costs, as well as stock amendment and tax-related charges.

The following table shows financial information for each segment as a percentage of total net revenues:

	Years Ended December 31,
	2009	2008	2007

Net revenues:
Infrastructure:
Product	59.1%	64.4%	61.8%
Service	14.5%	11.9%	11.3%

Total Infrastructure revenues	73.6%	76.3%	73.1%
Service Layer Technologies:
Product	18.4%	17.1%	20.2%
Service	8.0%	6.6%	6.7%

Total Service Layer Technologies revenues	26.4%	23.7%	26.9%

Total net revenues	100.0%	100.0%	100.0%

Operating income:
Infrastructure	16.4%	22.6%	21.1%
Service Layer Technologies	3.8%	1.8%	0.2%

Total segment operating income	20.2%	24.4%	21.3%
Other corporate(1)	—	(0.2)%	—

Total management operating income	20.2%	24.2%	21.3%
Amortization of purchased intangible assets	(0.5)%	(1.3)%	(3.2)%
Stock-based compensation expense	(4.2)%	(3.0)%	(3.1)%
Stock-based payroll tax expense	—	(0.1)%	(0.3)%
Litigation settlement charges (gain)	(5.5)%	(0.3)%	0.2%
Restructuring charges	(0.6)%	—	—
Other charges(2)	—%	—%	(0.5)%

Total operating income	9.4%	19.5%	14.4%
Interest and other income, net	0.2%	1.3%	3.4%
(Loss) gain on equity investments	(0.2)%	(0.4)%	0.2%

Income before income taxes and noncontrolling interest	9.4%	20.4%	18.0%

(1)	Other corporate charges included severance and related costs associated with workforce-rebalancing activities, which are not included in our business segment results.

(2)	Other charges for 2007 includes stock option investigation costs, as well as stock amendment and tax-related charges.

Infrastructure Segment

An analysis of the change in revenues for the Infrastructure segment, and the change in revenue units, can be found above in the section titled “Net Revenues.”

Infrastructure segment operating income decreased in 2009 compared to 2008, primarily due to a decrease in revenues in M-, T- and E-series product families due to reduced demand in the service provider market in reaction to the weak global economic environment, partially offset by revenue growth from EX-series switching products as well as MX-series products. Infrastructure product gross margin in absolute dollars and as a percentage Infrastructure revenue decreased in 2009, compared to 2008, primarily due to product mix and pricing.

In 2009, we continued to invest in R&D efforts to expand our Infrastructure product portfolio and to continue our innovation of products. We will continue to make investments to expand our product features and functionality based upon the trends in the marketplace. R&D expense as a percentage of Infrastructure net revenues increased in 2009 compared to 2008, primarily due to lower net revenues relative to expenses. Additionally, our sales and marketing expenses increased slightly as a percentage of Infrastructure net revenues in 2009 compared to 2008, as we increased our efforts to reach enterprise and service provider customers. We allocate sales and marketing, G&A, as well as facility and IT expenses to the Infrastructure segment generally based upon revenue, usage, and headcount.

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

SLT segment operating income increased in 2009 compared to 2008, primarily due to the 3% growth in SLT revenues driven by product and service revenue increases, while lowering expenses through cost control initiatives and engineering effectiveness measures. SLT gross margin in absolute dollars and as a percentage of SLT revenue increased in 2009 compared to 2008, primarily due to an increase in service margin.

R&D related costs as a percentage of SLT net revenues decreased in 2009 compared to 2008, primarily due to our cost control initiatives and the growth in net revenues relative to expenses. Additionally, sales and marketing expenses also decreased as a percentage of SLT net revenues in 2009 compared to 2008, primarily due to the growth in SLT net revenues and reductions in discretionary spending. We allocate sales and marketing, general and administrative, as well as facility and information technology expenses to the SLT segment generally based on revenue, usage, and headcount. In the past, we have generally experienced quarterly seasonality and fluctuations in the demand for our SLT products, particularly in the fourth quarter, which may result in greater variations in our quarterly operating results.

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

Stock-Based Compensation and Related Payroll Taxes

Stock-based compensation expense increased in 2009 compared to 2008, primarily attributable to new stock option and RSU grants during 2009 and an increase in performance-based RSU grants as a result of the strong operating results in the fourth quarter of 2009. Stock-based compensation related payroll tax expense, which represents employment taxes we incurred in connection with our employee stock programs, decreased in 2009 compared to 2008. The decrease in payroll tax expense was primarily attributable to the timing and lower volume of stock options exercises by our employees in 2009 due to the lower share price during the year. Stock-based compensation expense increased in 2008 compared to 2007, primarily due to new stock options and RSU grants during 2008 and the timing of the recognition of stock-based compensation expense for RSUs granted in the last month of the fourth quarter of 2007. Stock-based compensation related payroll tax expense decreased in 2008 compared to 2007, as a result of the decrease in our share price during 2008.

For discussion of amortization of purchased intangible assets, litigation settlement charges (gain), restructuring charges, other charges, interest and other income, net, and (loss) gain on equity investments, refer to

Operating Expenses and Interest and Other Income, net, (Loss) Gain on Equity Investments and Income Tax Provision sections above.

Key Performance Measures

In addition to the financial metrics included in the consolidated financial statements, we use the following key performance measures to assess operating results:

	Years Ended December 31,
	2009	2008	2007

Days sales outstanding (“DSO”)(1)	44	42	42
Book-to-bill ratio(2)	>1	>1	>1

(1)	DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days.

(2)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the respective period.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our consolidated balance sheets and statements of cash flows, contractual obligations, and our stock repurchase program on our liquidity and capital resources.

Overview

Historically, we have funded our business primarily through our operating activities and, to a lesser extent, the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	As of December 31,
	2009	2008	$ Change	% Change

Working capital	$1,503.2	$1,759.6	$(256.4)	(15)%

Cash and cash equivalents	$1,604.7	$2,019.1	$(414.4)	(21)%
Short-term investments	570.5	172.9	397.6	230%
Long-term investments	483.5	101.4	382.1	377%

Total cash, cash equivalents, and investments	$2,658.7	$2,293.4	$365.3	16%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and deferred revenue. The decrease in working capital from December 31, 2008, to December 31, 2009, is primarily due to the increase in short term deferred revenue, partially offset by the increase in short-term investments. Total cash, cash equivalents, and investments increased in 2009, primarily due to net cash generated from operations, partially offset by cash used in our common stock repurchases and fixed asset investments.

Stock Repurchase Activities

In March 2008, the Board approved the 2008 Stock Repurchase Program under which we are authorized to repurchase up to $1.0 billion of our Company’s common stock. Under this program, we repurchased 20.7 million shares of our common stock at an average price of $21.91 per share for a total purchase price of $453.5 million in 2009. As of December 31, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $318.6 million.

In 2008, we repurchased $604.7 million or 25.1 million shares of common stock at an average price of $24.10 per share under the 2008 Stock Repurchase Program and the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”). As of December 31, 2008, the 2006 Stock Repurchase Program had no remaining authorized funds available for future stock repurchases.

All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired.

In addition, in February 2010, our Board approved a new stock repurchase program (the “2010 Stock Repurchase Program ”) under which we are authorized to repurchase up to $1.0 billion of our Company’s common stock. Future share repurchases under our stock repurchase programs will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time. See Note 16, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for discussion of our stock repurchase activity in 2010.

Summary of Cash Flows

In the year ended December 31, 2009, cash and cash equivalents decreased by $414.4 million. This decrease was the result of cash used in our investing and financing activities of $948.3 million and $262.2 million, respectively, partially offset by cash that was generated from our operating activities of $796.1 million.

Operating Activities

Net cash provided by operating activities was $796.1 million, $875.2 million, and $786.5 million for 2009, 2008, and 2007, respectively. The cash provided by operating activities for each period was due to our consolidated net income adjusted by:

•	Non-cash charges of $299.5 million, $255.8 million, and $257.5 million for 2009, 2008, and 2007, respectively. These non-cash charges primarily related to depreciation and amortization expenses, stock-based compensation, deferred income taxes, gain/loss on equity investments, and excess tax benefits from employee stock-based compensation.

•	Net changes in operating assets and liabilities of $381.3 million, $107.6 million, and $168.2 million for 2009, 2008, and 2007, respectively, were generated in the normal course of business. These changes were primarily due to increases in deferred revenue, income tax payable, accrued compensation and other accrued liabilities, partially offset by an increase in accounts receivable. The increase in deferred revenue was due to the increase in product revenue yet to be recognized and the growing installed base which resulted in additional support contracts. The increase in income taxes payable was due to the increase in the tax provision and the timing of payments. The increase in accrued compensation was due to our variable compensation and bonus program. The increase in other accrued liabilities was primarily due to the increase in the accrual for litigation settlements. In 2009, the Company accrued $169.0 million for a proposed settlement of our securities class action lawsuit reached in February 2010, which was paid prior to the filing of this report. These increases in cash flows from operations were partially offset by a negative cash flow due to an increase in net accounts receivable, which was primarily due to the growth in our business and net revenues. In 2008 and 2007, positive cash flows from operating assets and liabilities were due to increases in deferred revenue and income taxes payable.

Investing Activities

Net cash used in investing activities was $948.3 million for 2009 as compared to net cash generated by investing activities of $149.8 million in 2008. In 2007, cash generated by investing activities was $571.8 million. The changes between periods were primarily due to the movement of cash from short- and long-term investments to cash and cash equivalents as the result of the Company’s investment strategy.

Financing Activities

Net cash used in financing activities was $262.2 million, $422.4 million, and $1,238.5 million for 2009, 2008, and 2007, respectively. In 2009, we used $453.9 million to repurchase our common stock through our 2008 Stock Repurchase Program and, to a lesser extent, from our employees in connection with net issuance of shares to satisfy our tax withholding obligations for vesting of certain RSU and performance share awards, partially offset by cash proceeds of $164.2 million from common stock issued to employees and proceeds of $4.4 million from non-

controlling interest. In 2008, we used $604.7 million for common stock repurchases, partially offset by cash proceeds of $119.5 million from common stock issued to employees. In 2007, we used $1,623.2 million to repurchase our common stock, partially offset by cash proceeds of $355.0 million from common stock issued to employees.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2009, and 2008.

Contractual Obligations

Our principal commitments primarily consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other

Operating leases, net of committed subleases(1)	$303.3	$51.0	$106.6	$60.2	$85.5	$—
Purchase commitments(2)	139.5	139.5	—	—	—	—
Tax liabilities(3)	177.0	1.5	—	—	—	175.5
Other contractual obligations(4)	39.3	18.3	21.0	—	—	—

Total	$659.1	$210.3	$127.6	$60.2	$85.5	$175.5

(1)	Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our consolidated statements of operations. We occupy approximately 2.0 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in November 2022.

(2)	In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not own the components and title to the product transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders. As of December 31, 2009, we had accrued $27.8 million based on our estimate of such charges. Total purchase commitments as of December 31, 2009, consisted of $139.5 million NCNR orders.

(3)	Tax liabilities include the current and long-term liabilities in the consolidated balance sheet for unrecognized tax positions. It is reasonably possible that we may reach agreement with certain tax authorities and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $1.5 million within the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the additional $175.5 million in liabilities due to uncertainties in the timing of tax audit outcomes.

(4)	Other contractual obligations consists of an indemnity-related escrow amount of $1.3 million, $19.1 million that remains unpaid under the data center hosting agreement with the remaining commitment expected to be paid through the end of April 2013, and $15.4 million that remains unpaid under the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011, and $3.5 million that remains under the joint development agreement.

Guarantees

We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe on the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer financing arrangements and standby letters of credit for certain lease facilities. As of December 31, 2009, we had $34.0 million in guarantees and standby letters of credit and recorded a liability of $21.9 million related to a third-party customer-financing guarantee. As of December 31, 2008, we had not recorded a liability related to our guarantees and indemnification arrangements.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our stock repurchase programs, our liquidity may be impacted. As of December 31, 2009, we have over 50% of our cash and investment balances held outside of the U.S., which may be subject to U.S. taxes if repatriated.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations and cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:

•	the overall levels of sales of our products, the mix of product sales, and gross profit margins;

•	our business, product, capital expenditures, and R&D plans;

•	repurchases of our common stock;

•	incurrence and repayment of debt;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	our competitors’ responses to our products;

•	our relationships with suppliers, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to our future restructuring plans, if any;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our equity incentive plans; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The value of our investments are subject to market price volatility. In addition, as of December 31, 2009, over 50% of our cash and marketable securities are held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the years ended December 31, 2009, 2008, and 2007, related to the sales of our investments.

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2009, and 2008, that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an				Valuation of Securities Given an
	Interest			Fair Value as of	Interest
	Rate Decrease of X BPS			December 31,	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	2009	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$461.3	$460.0	$458.7	$457.3	$456.1	$454.8	$453.4
Corporate bonds and notes	495.4	493.5	491.6	489.8	487.9	486.0	484.2
Foreign government debt securities	98.2	97.7	97.2	96.7	96.2	95.7	95.2
Other	1,099.7	1,099.7	1,099.7	1,099.7	1,099.6	1,099.6	1,099.6

Total	$2,154.6	$2,150.9	$2,147.2	$2,143.5	$2,139.8	$2,136.1	$2,132.4

	Valuation of Securities Given an				Valuation of Securities Given an
	Interest			Fair Value as of	Interest
	Rate Decrease of X BPS			December 31,	Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)	2008	50 BPS	100 BPS	150 BPS

Government treasury and agencies	$160.1	$159.6	$159.1	$158.7	$158.2	$157.7	$157.3
Corporate bonds and notes	111.7	111.2	110.8	110.3	109.8	109.3	108.8
Other	1,651.2	1,651.0	1,650.8	1,650.6	1,650.4	1,650.3	1,650.1

Total	$1,923.0	$1,921.8	$1,920.7	$1,919.6	$1,918.4	$1,917.3	$1,916.2

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

We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other income (expense) in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities of approximately two months.

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenue and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2009, 2008, and 2007, respectively, in other income (expense) on our consolidated statements of operations. The decrease in operating expenses including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 2% in 2009. In 2008 and 2007, the increase in cost of service revenue, operating expenses including R&D, sales and marketing, and G&A, due to foreign currency fluctuations was approximately 1% and 2%, respectively.

Equity Price Risk

Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a public-traded equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. In 2008, we realized an impairment charge of $3.5 million on a publicly-traded equity security due to a sustained decline, in excess of six months, in the fair value of the investment below its cost basis that we judged to be other than temporary. There was no such charge in 2009. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities on our consolidated balance sheets. The aggregate fair value of our marketable equity securities was $5.4 million and $4.4 million as of December 31, 2009, and 2008, respectively. Additionally, our non-qualified deferred compensation (“NQDC”) plan may also hold publicly traded securities. Investments under the NQDC plan are considered trading securities and are reported at fair value on our consolidated balance sheet. As of December 31, 2009, and 2008, the total investments under the NQDC plan was $4.7 million and $1.0 million, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.

Our investments in privately-held companies are carried at cost. In 2009 and 2008, we realized an impairment charge of $5.5 million and $11.3 million, respectively, on minority equity investments in privately-held companies that we judged to be other than temporary as discussed in Note 4, Fair Value Measurements, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. The aggregate cost of our investments in privately-held companies was $13.9 million and $14.2 million as of December 31, 2009, and 2008, respectively.

ITEM 8.	Financial Statements and Supplementary Data

Index of Consolidated Financial Statements for the years ended December 31, 2009, 2008, and 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Networks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Juniper Networks, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 26, 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Juniper Networks, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

Net revenues:
Product	$2,567,992	$2,910,960	$2,326,983
Service	747,920	661,416	509,105

Total net revenues	3,315,912	3,572,376	2,836,088
Cost of revenues:
Product	841,722	867,595	676,258
Service	316,080	298,371	251,380

Total cost of revenues	1,157,802	1,165,966	927,638

Gross margin	2,158,110	2,406,410	1,908,450
Operating expenses:
Research and development	741,708	731,151	622,961
Sales and marketing	734,038	782,940	666,688
General and administrative	159,459	144,837	116,489
Amortization of purchased intangible assets	10,416	43,508	85,896
Litigation settlement charges (gain)	182,331	9,000	(5,278)
Restructuring charges	19,463	—	691
Other charges	—	—	13,941

Total operating expenses	1,847,415	1,711,436	1,501,388

Operating income	310,695	694,974	407,062
Interest and other income, net	6,928	48,749	96,776
(Loss) gain on equity investments	(5,562)	(14,832)	6,745

Income before income taxes and noncontrolling interest	312,061	728,891	510,583
Provision for income taxes	196,833	217,142	149,753

Consolidated net income	115,228	511,749	360,830
Plus: Net loss attributable to noncontrolling interest	1,771	—	—

Net income attributable to Juniper Networks	$116,999	$511,749	$360,830

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.22	$0.96	$0.67

Diluted	$0.22	$0.93	$0.62

Shares used in computing net income per share:
Basic	523,603	530,337	537,767

Diluted	534,015	551,433	579,145

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,604,723	$2,019,084
Short-term investments	570,522	172,896
Accounts receivable, net of allowance for doubtful accounts of $9,116 for 2009 and $9,738 for 2008	458,652	429,970
Deferred tax assets, net	196,318	145,230
Prepaid expenses and other current assets	48,744	49,026

Total current assets	2,878,959	2,816,206
Property and equipment, net	455,651	436,433
Long-term investments	483,505	101,415
Restricted cash	53,732	43,442
Purchased intangible assets, net	13,834	28,861
Goodwill	3,658,602	3,658,602
Long-term deferred tax assets, net	10,555	71,079
Other long-term assets	35,425	31,303

Total assets	$7,590,263	$7,187,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242,591	$249,854
Accrued compensation	176,551	160,471
Accrued warranty	38,199	40,090
Deferred revenue	571,652	459,749
Income taxes payable	34,936	33,047
Accrued litigation settlements	169,330	—
Other accrued liabilities	142,526	113,399

Total current liabilities	1,375,785	1,056,610
Long-term deferred revenue	181,937	130,514
Long-term income tax payable	170,245	78,164
Other long-term liabilities	37,531	20,648
Commitments and contingencies (Note 13)
Juniper Networks stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 519,341 and 526,752 shares issued and outstanding at December 31, 2009, and 2008, respectively	5	5
Additional paid-in capital	9,060,089	8,811,497
Accumulated other comprehensive loss	(1,433)	(4,245)
Accumulated deficit	(3,236,525)	(2,905,852)

Total Juniper Networks stockholders’ equity	5,822,136	5,901,405
Noncontrolling interest	2,629	—

Total equity	5,824,765	5,901,405

Total liabilities and stockholders’ equity	$7,590,263	$7,187,341

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Consolidated net income	$115,228	$511,749	$360,830
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	148,373	172,453	193,166
Stock-based compensation	139,659	108,133	87,990
Loss (gain) on equity investments	5,562	14,832	(6,745)
Excess tax benefits from share-based compensation	(3,510)	(40,182)	(19,686)
Deferred income taxes	9,436	14,314	865
Other non-cash charges	—	613	2,765
Changes in operating assets and liabilities:
Accounts receivable, net	(28,682)	(50,211)	(120,904)
Prepaid expenses and other assets	(8,520)	(539)	(3,934)
Accounts payable	(2,422)	19,770	34,938
Accrued compensation	16,079	1,761	48,259
Accrued warranty	(1,891)	2,640	2,622
Income taxes payable	43,672	49,554	85,191
Accrued litigation settlements	169,330	—	—
Other accrued liabilities	30,457	(6,702)	(6,524)
Deferred revenue	163,326	76,994	127,690

Net cash provided by operating activities	796,097	875,179	786,523

Cash flows from investing activities:
Purchases of property and equipment	(153,101)	(164,604)	(146,858)
Purchases of available-for-sale investments	(1,461,532)	(474,007)	(298,615)
Proceeds from sales of available-for-sale investments	285,379	130,237	684,666
Proceeds from maturities of available-for-sale investments	398,435	369,114	344,415
Changes in restricted cash	(11,276)	(8,094)	(7,407)
Purchases of privately-held equity investments, net	(6,205)	(2,458)	(4,075)
Payments made in connection with business acquisitions, net	—	—	(375)

Net cash (used in) provided by investing activities	(948,300)	(149,812)	571,751

Cash flows from financing activities:
Proceeds from issuance of common stock	164,207	119,450	355,007
Purchases and retirement of common stock	(453,888)	(604,700)	(1,623,190)
Net proceeds from customer financing arrangements	19,613	22,963	10,000
Redemption of convertible debt	—	(288)	—
Excess tax benefits from share-based compensation	3,510	40,182	19,686
Proceeds from noncontrolling interest	4,400	—	—

Net cash used in financing activities	(262,158)	(422,393)	(1,238,497)

Net (decrease) increase in cash and cash equivalents	(414,361)	302,974	119,777
Cash and cash equivalents at beginning of period	2,019,084	1,716,110	1,596,333

Cash and cash equivalents at end of period	$1,604,723	$2,019,084	$1,716,110

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,417	$5,224	$1,495
Cash paid for taxes	139,969	147,999	57,856
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with conversion of the senior notes	$—	$399,208	$448

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Juniper Networks
				Accumulated
				Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Paid-In Capital	(Loss) Income	Deficit	Interest	Equity

Balance at December 31, 2006	569,234	$6	$7,646,047	$1,266	$(1,532,235)	$—	$6,115,084
Cumulative effect from the adoption of ASC Topic 740-10 (formerly FIN 48)	—	—	—	—	(19,195)	—	(19,195)
Issuance of shares in connection with Employee Stock Purchase Plan	615	—	10,502	—	—	—	10,502
Exercise of stock options by employees, net of repurchases	22,399	—	345,585	—	—	—	345,585
Release of escrow related to an acquisition, net of cancelled escrow shares	(15)	—	14,840	—	—	—	14,840
Issuance of shares in connection with vesting of restricted share units	3	—	—	—	—	—	—
Issuance of shares in connection with conversion of the convertible senior notes	22	—	448	—	—	—	448
Repurchase and retirement of common stock	(69,443)	(1)	(461)	—	(1,622,728)	—	(1,623,190)
Stock-based compensation expense	—	—	94,453	—	—	—	94,453
Adjustment related to tax benefit from employee stock option plans	—	—	43,518	—	—	—	43,518
Net income	—	—	—	—	360,830	—	360,830
Other comprehensive income:
Change in unrealized gain on investments, net tax of nil	—	—	—	3,169	—	—	3,169
Foreign currency translation gains, net tax of nil	—	—	—	7,816	—	—	7,816

Comprehensive income							371,815

Balance at December 31, 2007	522,815	5	8,154,932	12,251	(2,813,328)	—	5,353,860
Issuance of shares in connection with Employee Stock Purchase Plan	1,590	—	35,879	—	—	—	35,879
Exercise of stock options by employees, net of repurchases	5,701	—	82,608	—	—	—	82,608
Exercise of warrants in connection with acquisitions	8	—	—	—	—	—	—
Issuance of shares in connection with vesting of restricted share units	1,904	—	—	—	—	—	—
Issuance of shares in connection with conversion of the convertible senior notes	19,822	—	399,208	—	—	—	399,208
Repurchase and retirement of common stock	(25,088)	—	(427)	—	(604,273)	—	(604,700)
Stock-based compensation expense	—	—	108,133	—	—	—	108,133
Adjustment related to tax benefit from employee stock option plans	—	—	31,164	—	—	—	31,164
Net income	—	—	—	—	511,749	—	511,749
Other comprehensive loss:
Change in unrealized gain on investments, net tax of nil	—	—	—	2,547	—	—	2,547
Foreign currency translation loss, net tax of nil	—	—	—	(19,043)	—	—	(19,043)

Comprehensive income							495,253

Balance at December 31, 2008	526,752	5	8,811,497	(4,245)	(2,905,852)	—	5,901,405
Issuance of shares in connection with Employee Stock Purchase Plan	3,221	—	39,164	—	—	—	39,164
Exercise of stock options by employees, net of repurchases	8,651	—	126,284	—	—	—	126,284
Issuance of shares in connection with vesting of restricted share units	1,432	—	—	—	—	—	—
Purchase of subsidiary shares by noncontrolling interest	—	—	—	—	—	4,400	4,400
Repurchase and retirement of common stock	(20,715)	—	(6,216)	—	(447,672)	—	(453,888)
Stock-based compensation expense	—	—	139,659	—	—	—	139,659
Adjustment related to tax benefit from employee stock option plans	—	—	(50,299)	—	—	—	(50,299)
Net income (loss)	—	—	—	—	116,999	(1,771)	115,228
Other comprehensive income:
Change in unrealized loss on investments, net tax of nil	—	—	—	(2,757)	—	—	(2,757)
Foreign currency translation gain, net tax of nil	—	—	—	5,569	—	—	5,569

Consolidated comprehensive income							118,040
Adjust for comprehensive loss attributable to noncontrolling interest							1,771
Comprehensive income attributable to Juniper Networks							119,811

Balance at December 31, 2009	519,341	$5	$9,060,089	$(1,433)	$(3,236,525)	$2,629	$5,824,765

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Description of Business

Juniper Networks, Inc. (“Juniper Networks” or the “Company”) designs, develops, and sells innovative products and services that together provide its customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single network. The Company has the following two segments: Infrastructure and Service Layer Technologies (“SLT”). The Infrastructure segment primarily offers scalable Internet Protocol (“IP”)-router and Ethernet switching products that are used to control and direct network traffic. The SLT segment offers networking solutions that meet a broad array of its customers’ priorities, from securing the network and the data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to their customers.

Basis of Presentation

The consolidated financial statements, which include the Company and its wholly-owned subsidiaries are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All inter-company balances and transactions have been eliminated. The information included in this Annual Report on Form 10-K should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Quantitative and Qualitative Disclosures About Market Risk.”

In 2009, the Company held a majority interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). As of December 31, 2009, the Company owned a 60 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor’s interests in the net assets and operations of the joint venture.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The critical accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits with banks, highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities, which are readily convertible into cash.

Investments in Available-for-Sale and Trading Securities

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company’s investments in publicly-traded debt and equity

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company recognizes an impairment charge for available-for-sale investments when a decline in the fair value of its investments below the cost basis is determined to be other than temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company’s cost basis, the investment’s financial condition, and near-term prospects of the investee. If the Company determines that the decline in an investment’s fair value is other than temporary, the difference is recognized as an impairment loss in its consolidated statements of operations.

The Company’s non-qualified compensation plan, which invests in mutual funds are classified as trading securities and reported at fair value in the consolidated balance sheets. The realized and unrealized holding gains and losses, as well as the offsetting compensation expense, are reported in the consolidated statements of operations.

Privately-Held Equity Investments

The Company has minority equity investments in privately-held companies. These investments are included in other long-term assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company monitors these investments for impairment by considering financial, operational, and economic data and makes appropriate reductions in carrying values when necessary. Realized gains and losses, if any, are reported in the consolidated statements of operations.

Fair Value Measurement

The Company records its financial instruments and derivative contracts at fair value. The fair value assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents, and available-for-sale investments in fixed income securities, and money market funds with high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

receivable. The Company maintains reserves for potential bad debt and historically such losses have been within management’s expectations. AT&T, Inc., accounted for 10.4% of the Company’s total net revenues for 2009. No single customer accounted for more than 10% of the Company’s total net revenues for 2008, and NSN accounted for 12.8% of total net revenues during 2007.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life, generally one and a half to five years, or the lease term of the respective assets. The Company depreciates leasehold improvements over the lesser of the expected life of the lease or the assets, up to a maximum of ten years. Land is not subject to depreciation.

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

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of the impairment loss, if any. The Company conducted its annual impairment test as of November 1, 2009, 2008, and 2007, and determined that the carrying value of its remaining goodwill was not impaired. Future impairment indicators, including sustained declines in the Company’s market capitalization or a decrease in revenue or profitability levels, could require additional impairment charges to be recorded.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company’s products are generally integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified upgrades and enhancements related to the integrated software through maintenance contracts for most of its products. Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts, or agreements, and customer purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. In instances where the Company has outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met.

•	Sales price is fixed and determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

•	Collectability is reasonably assured. The Company assesses collectability based on the creditworthiness of the customer as determined by our credit checks and the customer’s payment history. The Company records accounts receivable net of allowance for doubtful accounts, estimated customer returns and pricing credits.

For arrangements with multiple elements, such as sales of products that include services, the Company allocates revenue to each element using the residual method based on the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. The Company then recognizes revenue on each deliverable in accordance with our policies for product and service revenue recognition. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. If VSOE of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. The Company accounts for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement. The ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, the Company’s ability to recognize revenue in the future could be impacted by conditions imposed by its customers.

For sales to direct end-users, value-added resellers, and OEM partners, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller or to an OEM partner. For the Company’s end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. The Company’s agreements with its OEM partners may allow future rights of returns or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

The Company records reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional reductions to revenue may be required. In addition, the Company reports revenues net of sales taxes.

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

The Company sells certain interests in accounts receivable on a non-recourse basis as part of a customer financing arrangement primarily with one major financing company. Cash received under this arrangement in advance of revenue recognition is recorded as short-term debt.

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

Warranty Costs

Juniper Networks generally offers a one-year warranty on all of its hardware products and a 90-day warranty on the media that contains the software embedded in the products. The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead cost are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials, technical labor costs, and associated overhead incurred. Should actual product failure rates, use of materials, or service delivery costs differ from our estimates, we may incur additional warranty costs, which could reduce gross margin.

Contract Manufacturer Liabilities

The Company outsources most of its manufacturing, repair, and supply chain management operations to its independent contract manufacturers, and a significant portion of its cost of revenues consists of payments to them. The independent contract manufacturers procure components and manufacture the Company’s products based on the Company’s demand forecasts. These forecasts are based on the Company’s estimates of future demand for the Company products, which are in turn based on historical trends and an analysis from the Company’s sales and marketing organizations, adjusted for overall market conditions. The Company establishes a provision for inventory carrying costs and obsolete material exposures for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecasted, which may be caused by factors outside of the Company’s control, it could have an adverse impact on the Company’s gross margins and profitability. Supply chain management remains an area of focus as the Company balances the risk of material obsolescence and supply chain flexibility in order to reduce lead times.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $11.4 million, $5.0 million, and $4.8 million, for 2009, 2008, and 2007, respectively.

Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss related to an asset, or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company records a charge equal to the minimum estimated liability or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

From time to time, the Company is involved in disputes, litigation, and other legal actions. The Company is aggressively defending its current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company’s business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards, and purchases under the Company’s Employee Stock Purchase Plan in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“ASC Topic 718”) (formerly SFAS No. 123(R), Share-Based Payment). Stock-based compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007.

We utilize the Black-Scholes-Merton (“BSM”) option-pricing model in determining the fair value of stock-based awards. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time.

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

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities of approximately two months.

The Company also uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during 2009, 2008, and 2007, in interest and other income, net, on its consolidated statements of operations. Cash flows from such hedges are classified as operating activities.

Provision for Income Taxes

Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in FASB ASC Topic — Income Taxes (“FASB ASC Topic 740”) (formerly, SFAS No. 109, Accounting for Income Taxes and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109). To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce its deferred tax assets. The Company believes it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company has presented its comprehensive income (loss) as part of its consolidated statements of stockholders’ equity. Other comprehensive income (loss) includes net unrealized gains (losses) on available-for-sale securities and net foreign currency translation gains (losses) that are excluded from net income, and unrealized gains (losses) on derivatives designated as cash flow hedges.

Foreign Currency Translation

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using weighted-average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2009, 2008, and 2007. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial in the years presented.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-01, Topic 105 — Generally Accepted Accounting Principles amendments based upon Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (“ASU 2009-01”). ASU 2009-1 establishes the FASB ASC as the single source of authoritative accounting principles to be applied to financial statements of nongovernmental entities in conformity with U.S. GAAP. ASU 2009-1 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of ASU 2009-01 did not affect its consolidated results of operations or financial condition.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Topic 810 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which incorporated the revised accounting guidance of variable interest entities, initially issued by the FASB in June 2009, into the FASB ASC Topic 810, Consolidation. The revised guidance eliminates the qualifying special-purpose entities (“QSPE”) concept, amends the provisions on determining whether an entity is a variable interest entity and would require consolidation, and requires additional disclosures. This guidance is effective for each entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Accordingly, the Company will adopt this guidance on January 1, 2010. The impact of adoption on the Company’s consolidated results of operations or financial condition will depend upon its involvement with variable interest entities as of and subsequent to the adoption date.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which incorporated the revised accounting guidance for the transfers of financial assets, initially issued by the FASB in June 2009, into FASB ASC Topic 860, Transfers and Servicing. The revised guidance eliminates the concept of QSPE, removes the scope exception for QSPE when applying the accounting guidance related to variable interest entities, changes the requirements for derecognizing financial assets, and requires additional disclosures. This accounting guidance was effective for each entity’s first annual and interim reporting periods that begin after November 15, 2009. This accounting guidance is applied to transfers of financial assets occurring on or after the effective date. Earlier application is prohibited. The impact of adoption on the Company’s consolidated results of operations or financial condition will depend upon the level of activity of financial asset transfers that the Company may consummate after the effective date.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”).

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

ASU 2009-14 amends the scope of software revenue guidance in FASB ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality and ASU No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. ASU 2009-13 specifies the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Companies may elect early adoption of these standards. The Company is currently assessing the timing of adoption and evaluating the impact ASU 2009-14 and ASU 2009-13 will have on its consolidated results of operations and financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends the fair value measurements of liabilities within FASB ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of FASB ASC Topic 820. The guidance in ASU 2009-05 was effective for the interim and annual reporting periods beginning after issuance. The adoption of ASU 2009-05 has no material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which was subsequently incorporated into FASB ASC Topic 320, Investments — Debt and Equity Securities. ASC 320 amended other-than-temporary accounting of debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. These provisions were effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of ASC 320 did not affect its consolidated results of operations or financial condition.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period on a weighted average basis. Dilutive potential common shares consist of shares issuable upon conversion of senior notes, if any, and various employee stock awards, including common shares issuable upon exercise of stock options, vesting of RSUs, and vesting of performance shares.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the calculation of basic and diluted net income per share attributable to Juniper Networks (in millions, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Numerator:
Net income attributable to Juniper Networks:	$117.0	$511.7	$360.8

Denominator:
Weighted-average shares used to compute basic net income per share	523.6	530.3	537.8
Effect of dilutive securities:
Shares issuable upon conversion of the Senior Notes	—	8.8	19.8
Employee stock awards	10.4	12.3	21.5

Weighted-average shares used to compute diluted net income per share	534.0	551.4	579.1

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.22	$0.96	$0.67
Diluted	$0.22	$0.93	$0.62

Employee stock awards of approximately 38.9 million shares and 33.0 million shares of the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2009, and December 31, 2008, respectively, because their effect would have been anti-dilutive.

Note 3.	Cash, Cash Equivalents, and Investments

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents (in millions):

	As of December 31,
	2009	2008

Cash:
Demand deposits	$427.2	$285.9
Time deposits	127.9	125.1

Total cash	555.1	411.0
Cash equivalents:
U.S. government securities	—	141.8
Government-sponsored enterprise obligations	—	94.8
Commercial paper	17.0	90.4
Money market funds	1,032.6	1,281.1

Total cash equivalents	1,049.6	1,608.1

Total cash and cash equivalents	$1,604.7	$2,019.1

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Investments in Available-for-Sale and Trading Securities

The following table summarizes the Company’s unrealized gains and losses, and fair value of investments designated as trading or available-for-sale, as of December 31, 2009, and 2008 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

As of December 31, 2009:
Fixed income securities:
U.S. government securities	$245.0	$0.1	$—	$245.1
Government-sponsored enterprise obligations	212.0	0.6	(0.3)	212.3
Foreign government debt securities	96.4	0.3	(0.1)	96.6
Corporate debt securities	488.2	2.0	(0.3)	489.9

Total fixed income securities	1,041.6	3.0	(0.7)	1,043.9
Publicly-traded equity securities	10.1	—	—	10.1

Total	$1,051.7	$3.0	$(0.7)	$1,054.0

Reported as:
Short-term investments	$569.5	$1.0	$—	$570.5
Long-term investments	482.2	2.0	(0.7)	483.5

Total	$1,051.7	$3.0	$(0.7)	$1,054.0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

As of December 31, 2008:
Fixed income securities:
U.S. government securities	$86.6	$0.1	$—	$86.7
Government-sponsored enterprise obligations	70.4	1.6	(0.1)	71.9
Corporate debt securities	110.4	0.4	(0.5)	110.3

Total fixed income securities	267.4	2.1	(0.6)	268.9
Publicly-traded equity securities	5.4	—	—	5.4

Total	$272.8	$2.1	$(0.6)	$274.3

Reported as:
Short-term investments	$172.5	$0.6	$(0.2)	$172.9
Long-term investments	100.3	1.5	(0.4)	101.4

Total	$272.8	$2.1	$(0.6)	$274.3

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s maturities of its available-for-sale investments and trading securities, as of December 31, 2009, and 2008 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

As of December 31, 2009:
Fixed income securities:
Due within one year	$559.4	$1.0	$—	$560.4
Due between one and five years	482.2	2.0	(0.7)	483.5

Total fixed income securities	1,041.6	3.0	(0.7)	1,043.9
Publicly-traded equity securities	10.1	—	—	10.1

Total investments	$1,051.7	$3.0	$(0.7)	$1,054.0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

As of December 31, 2008:
Fixed income securities:
Due within one year	$167.1	$0.6	$(0.2)	$167.5
Due between one and five years	100.3	1.5	(0.4)	101.4

Total fixed income securities	267.4	2.1	(0.6)	268.9
Publicly-traded equity securities	5.4	—	—	5.4

Total investments	$272.8	$2.1	$(0.6)	$274.3

The following table presents the Company’s trading and available-for-sale investments that are in an unrealized loss position as of December 31, 2009 (in millions):

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Government-sponsored enterprise obligations	$38.9	$(0.3)	$—	$—	$38.9	$(0.3)
Corporate debt securities	157.7	(0.3)	—	—	157.7	(0.3)
Other investments(1)	126.2	(0.1)	—	—	126.2	(0.1)

Total	$322.8	$(0.7)	$—	$—	$322.8	$(0.7)

(1)	Other investments consist of U.S. and foreign government securities.

The Company had no impairment charges to its publicly-traded equity investments in 2009. In 2008, the Company realized an impairment charge of $3.5 million on a publicly-traded equity security due to a sustained decline in the fair value of the investment below its cost basis that the Company judged to be other than temporary. No such charges were incurred in 2007. There were no material realized gains or losses from the sale of available-for-sale securities in 2009, 2008, and 2007. The Company generated cash proceeds of $683.8 million, $499.4 million, and $1,029.1 million from maturities and sales of our available-for-sale investments during 2009, 2008, and 2007, respectively.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company had 52 and 26 investments that were in an unrealized loss position as of December 31, 2009, and December 31, 2008, respectively. The gross unrealized losses related to these investments were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. For fixed income securities that have unrealized losses, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2009, and December 31, 2008, respectively. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Restricted Cash

Restricted cash as of December 31, 2009, consisted of escrow accounts required by certain acquisitions completed in 2005, the D&O indemnification trust, and the India Gratuity Trust. The India Gratuity Trust was established in 2008 to cover statutory severance obligations in the event of termination of its India employees who have provided five or more years of continuous service. The D&O trust was established to secure the Company’s indemnification obligations to certain directors, officers, and other specified employees, arising from their activities as such, in the event that the Company does not provide or is financially incapable of providing indemnification. In 2009, the Company distributed $1.0 million of its restricted cash in connection with the escrow fund associated with the acquisition of Funk Software. The Company also increased its restricted cash by an aggregate of $11.3 million to fund both its India Gratuity and D&O Trusts due to overall growth of the Company. In 2008, the Company made no distributions from restricted cash and increased its restricted cash by an aggregate of $8.1 million to fund both the India Gratuity and D&O Trusts due to overall growth of the Company.

The following table summarizes the Company’s restricted cash as reported in the consolidated balance sheets (in millions):

	As of December 31,
	2009	2008

Restricted cash:
Demand deposits	$3.8	$0.8
Time deposits	—	—

Total restricted cash	3.8	0.8
Restricted investments:
U.S. government securities	19.8	1.6
Government-sponsored enterprise obligations	—	20.0
Corporate debt securities	—	6.0
Money market funds	30.1	15.0

Total restricted investments	49.9	42.6

Total restricted cash and investments	$53.7	$43.4

As of December 31, 2009, and 2008, the unrealized gain and losses related to restricted investments were immaterial.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Privately-Held Equity Investments

The Company’s minority equity investments in privately-held companies are carried at cost as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company adjusts its privately-held equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.

As of December 31, 2009, and 2008, the carrying values of the Company’s minority equity investments in privately-held companies of $13.9 million and $14.2 million, respectively, were included in other long-term assets in the consolidated balance sheets. In 2009, 2008, and 2007, the Company invested a total of $7.2 million, $4.6 million, and $4.1 million, respectively, in privately-held companies.

Due to events and circumstances that significantly affected the fair value of three of its privately-held equity investments in 2009, which are normally carried at cost, the Company measured the fair value of these privately-held equity investments using an analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure. As a result, during the year ended December 31, 2009, the Company recognized a loss of $5.5 million due to the impairment of its minority equity investments in privately-held companies that the Company judged to be other than temporary. In addition, during year ended December 31, 2009, the Company had a minority equity investment of $2.0 million in a privately-held company that was acquired by a publicly-traded company for which the Company received $1.0 million in cash and $1.0 million in common stock of the acquiring company. In 2008, the Company recognized losses of $11.3 million due to the impairment of minority equity investments in privately-held companies that the Company judged to be other than temporary. In addition, the Company had a minority equity investment of $2.4 million in a privately-held company that was acquired by a third party for which the Company received a payment of $2.1 million in 2008 and $0.3 million in 2009.

Note 4.	Fair Value Measurements

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

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	for Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value:
U.S. government securities(1)	$72.6	$192.3	$—	$264.9
Government-sponsored enterprise obligations	193.3	19.0	—	212.3
Foreign government debt securities	26.3	70.3	—	96.6
Corporate debt securities	—	489.9	—	489.9
Commercial paper	—	17.0	—	17.0
Money market funds(2)	1,062.7	—	—	1,062.7
Publicly-traded securities	10.1	—	—	10.1

Total assets	1,365.0	788.5	—	2,153.5
Liabilities measured at fair value:
Derivative liability	—	(1.3)	—	(1.3)

Total liabilities
Total	$1,365.0	$787.2	$—	$2,152.2

(1)	Balance includes $19.8 million of restricted investments measured at fair market value, related to the Company’s Directors and Officers (“D&O”) indemnification trust. For additional information regarding the D&O trust, see Note 3, Cash, Cash Equivalents, and Investments, under the heading “Restricted Cash.” Restricted investments are included in the restricted cash balance in the consolidated balance sheet.

(2)	Balance includes $30.1 million of restricted investments measured at fair market value, related to the Company’s D&O trust.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	for Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value:
U.S. government securities(1)	$26.3	$203.8	$—	$230.1
Government-sponsored enterprise obligations(2)	71.9	114.8	—	186.7
Corporate debt securities(3)	—	116.3	—	116.3
Commercial paper	—	90.4	—	90.4
Money market funds(4)	1,296.1	—	—	1,296.1
Publicly-traded securities	5.4	—	—	5.4
Derivative asset	—	2.6	—	2.6

Total	$1,399.7	$527.9	$—	$1,927.6

(1)	Balance includes $1.6 million of restricted investments measured at fair market value, related to an acquisition completed in 2005.

(2)	Balance includes $20.0 million of restricted investments measured at fair market value, related to the Company’s D&O trust.

(3)	Balance includes $6.0 million of restricted investments measured at fair market value, related to the Company’s D&O trust.

(4)	Balance includes $15.0 million of restricted investments measured at fair market value, related to the Company’s D&O trust.

Assets and liabilities measured at fair value on a recurring basis are presented on the Company’s consolidated balance sheets as follows (in millions):

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	for Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Reported as:
Cash equivalents	$1,032.6	$17.0	$—	$1,049.6
Short-term investments	101.3	469.2	—	570.5
Long-term investments	181.2	302.3	—	483.5
Restricted cash	49.9	—	—	49.9
Other accrued liabilities	—	(1.3)	—	(1.3)

Total	$1,365.0	$787.2	$—	$2,152.2

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	for Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Reported as:
Cash equivalents	$1,281.1	$327.0	$—	$1,608.1
Short-term investments	57.1	115.8	—	172.9
Long-term investments	46.5	54.9	—	101.4
Restricted cash	15.0	27.6	—	42.6
Other assets	—	2.6	—	2.6

Total	$1,399.7	$527.9	$—	$1,927.6

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis and the related impairment charges recorded for loss on minority equity investments for the year ended December 31, 2009 (in millions):

	Fair Value Measurements Using				Impairment
	Net Carrying	Quoted Prices in	Significant Other	Significant Other	Charges for
	Value as of	Active Markets	Observable	Unobservable	the Year Ended
	December 31,	for Identical	Remaining	Remaining	December 31,
Assets:	2009	Assets	Inputs	Inputs	2009
		(Level 1)	(Level 2)	(Level 3)

Privately-held equity investments	$0.5	$—	$—	$0.5	$(5.5)

Total	$0.5	$—	$—	$0.5	$(5.5)

In the year ended December 31, 2009, due to events and circumstances that significantly affected the fair value of three of its privately-held equity investments, which are normally carried at cost, the Company measured the fair value of these privately-held equity investments, at the time of impairment, using an analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $5.5 million during the year ended December 31, 2009, and classified the investments as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity.

The Company had no liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2009.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the two years ended December 31, 2009, are as follows (in millions):

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	Other	December 31,
Segments	2008	Acquisitions	Goodwill	Additions	2009

Infrastructure	$1,500.5	$—	$—	$—	$1,500.5
Service Layer Technologies	2,158.1	—	—	—	2,158.1

Total	$3,658.6	$—	$—	$—	$3,658.6

	Balance at		Adjustments	Escrow and	Balance at
	December 31,		to Existing	Other	December 31,
Segments	2007	Reallocation	Goodwill	Additions	2008

Infrastructure	$976.6	$523.9	$—	$—	$1,500.5
Service Layer Technologies	1,879.7	278.4	—	—	2,158.1
Service	802.3	(802.3)	—	—	—

Total	$3,658.6	$—	$—	$—	$3,658.6

In 2009 and 2008, there were no additions to goodwill. In the first quarter of 2008, the Company realigned its organizational structure to eliminate its Service segment and to include its service business into the related Infrastructure and SLT segments. As a result, the Company, with the assistance of an external service provider, reallocated goodwill of the former Service segment to the Infrastructure and SLT segments based on a relative fair value approach. Fair value was based on comparative market values and discounted cash flows. There was no indication of impairment when goodwill was reallocated to the new reporting segments.

The Company performed goodwill impairment reviews as of November 1, 2009 and 2008, and concluded that there was no impairment in the years ended 2009 and 2008.

Purchased Intangible Assets

The following table presents the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Impairment	Net

As of December 31, 2009:
Technologies and patents	$380.0	$(376.0)	$—	$4.0
Other	68.9	(59.1)	—	9.8

Total	$448.9	$(435.1)	$—	$13.8

As of December 31, 2008:
Technologies and patents	$379.6	$(361.1)	$(4.3)	$14.2
Other	68.9	(53.6)	(0.7)	14.6

Total	$448.5	$(414.7)	$(5.0)	$28.8

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $15.4 million and $44.0 million in 2009 and 2008, respectively. During 2008, the Company recorded an

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

impairment charge of $5.0 million included in its amortization of purchased intangible assets due to the phase-out of its DX products. During 2009 and 2007, the Company had no impairment on its purchased intangible assets.

The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount

2010	$4.0
2011	2.1
2012	1.3
2013	1.2
2014	1.0
Thereafter	4.2

Total	$13.8

Note 6.	Other Financial Information

Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31,
	2009	2008

Computers and equipment	$492.4	$399.7
Software	58.3	58.1
Leasehold improvements	158.0	143.2
Furniture and fixtures	21.5	20.9
Land	192.4	192.4

Property and equipment, gross	922.6	814.3
Accumulated depreciation	(466.9)	(377.9)

Property and equipment, net	$455.7	$436.4

Depreciation expense was $133.0 million, $123.5 million, and $101.8 million in 2009, 2008, and 2007, respectively.

Deferred Revenue

Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Product deferred revenue, net of the related deferred cost of revenue, includes

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

shipments to end-users, value-added resellers, and distributors. Below is a breakdown of the Company’s deferred revenue (in millions):

	As of December 31,
	2009	2008

Product:
Deferred gross product revenue	$391.3	$268.0
Deferred cost of product revenue	(150.0)	(110.0)

Deferred product revenue, net	241.3	158.0
Deferred service revenue	512.3	432.3

Total	$753.6	$590.3

Reported as:
Current	$571.7	$459.8
Long-term	181.9	130.5

Total	$753.6	$590.3

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on its consolidated balance sheets. Changes in the Company’s accrued warranty are as follows (in millions):

	Years Ended
	December 31,
	2009	2008

Beginning balance	$40.1	$37.5
Provisions made during the period, net	46.9	47.8
Change in estimate	(5.6)	—
Actual costs incurred during the period	(43.2)	(45.2)

Ending balance	$38.2	$40.1

Restructuring Liabilities

During 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The restructuring plan included a restructuring of certain business functions that resulted in reductions of workforce and facilities. The Company recorded $19.5 million in restructuring charges during the year ended December 31, 2009, associated with the 2009 Restructuring Plan. The Company paid $7.5 million for severance related charges associated with the 2009 Restructuring Plan during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the Company incurred restructuring charges of nil and $0.7 million, respectively, associated with past restructuring plans. The Company expects to incur additional charges of approximately $8 million to $10 million relating to additional facilities and employee restructuring under the 2009 Restructuring Plan in 2010.

Restructuring charges were based on the Company’s restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

operations. The following tables illustrate changes in the restructuring liabilities during 2009 and 2008, respectively (in millions):

	Remaining				Remaining
	Liability as of				Liability as of
	December 31,		Cash		December 31,
	2008	Charges	Payments	Adjustment	2009

Facilities	$—	$7.2	$(0.8)	$(1.5)	$4.9
Severance, contractual commitments, and other charges	—	12.3	(7.5)	(0.3)	4.5

Total restructuring charges	$—	$19.5	$(8.3)	$(1.8)	$9.4

	Remaining				Remaining
	Liability as of				Liability as of
	December 31,		Cash		December 31,
	2007	Charges	Payments	Adjustment	2008

Facilities	$0.6	$—	$(0.6)	$—	$—

Total restructuring charges	$0.6	$—	$(0.6)	$—	$—

Litigation Settlements

In 2009, the Company incurred a $169.0 million expense related to the Company’s agreement in principle reached in February 2010, to settle the securities class action litigations pending against the Company and certain of its current and former officers and directors, related to our historical stock option granting practices, a $13.0 million expense for a legal settlement regarding the Menlo Equity arbitration, and a $0.3 million expense related to settlement of another matter recorded in the fourth quarter of 2009. See Note 13, Commitments and Contingencies, under the heading “Legal Proceedings.” In 2008, the Company incurred a $9.0 million expense for the settlement of its shareholder derivative lawsuits. In 2007, the Company recorded a net litigation settlement gain of $5.3 million, which consisted of cash proceeds of $6.2 million, net of transaction costs of $0.9 million.

Other Charges

In 2007, the Company incurred $6.0 million in professional fees for the costs of external service providers used in the completion of its internal stock option investigation. The Company did not incur any such costs for 2009 or 2008. In addition, the Company recognized stock option amendment and tax-related charges of $8.0 million in 2007, pertaining to the amendment of stock options and to the settlement with the Internal Revenue Service (“IRS”) for employment tax assessments primarily related to the timing of tax deposits related to employee stock option exercises. The Company did not incur such charges in 2009 or 2008.

Interest and Other Income, Net

Interest and other income, net, consists of the following (in millions):

	Years Ended December 31,
	2009	2008	2007

Interest income and expense, net	$5.8	$49.6	$99.2
Other income and expense, net	1.1	(0.9)	(2.4)

Total interest and other income, net	$6.9	$48.7	$96.8

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest income and expense, net, primarily includes interest income from the Company’s cash, cash equivalents, and investments, as well as customer financing charges. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses such as bank fees.

Note 7.	Financing Arrangements

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $449.8 million and $427.2 million in 2009 and 2008, respectively. In 2009 and 2008, the Company received cash proceeds of $426.3 million and $392.7 million, respectively. The amounts owed by the financing provider recorded as accounts receivable on the Company’s consolidated balance sheets as of December 31, 2009, and December 31, 2008, were $89.8 million and $73.9 million, respectively.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities in the consolidated balance sheet. As of December 31, 2009, and December 31, 2008, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from its distributors was $52.6 million and $33.0 million, respectively.

Note 8.	Derivative Instruments

The Company uses derivatives partially to offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company’s planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during each of the three years ended December 31, 2009, in interest and other income, net on its consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into income within the next 12 months.

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

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the total fair value of the Company’s derivative instruments as of December 31, 2009, (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.2	Other current liabilities	$1.5

Total		$0.2		$1.5

The following represents the Company’s top three outstanding derivative positions by currency as of December 31, 2009, (in millions):

	Buy	Buy	Buy
	EUR	GBP	INR

Foreign currency forward contracts:
Notional amount of foreign currency	26.9	9.8	1,622.1
U.S. Dollar equivalent	$39.4	$16.1	$34.6
Weighted average maturity	2 months	2 months	2 months

The effective portion of the Company’s derivative instruments on its consolidated statements of operations during the year ended December 31, 2009, was as follows (in millions):

Location of Gain
Reclassified from
		Accumulated Other	Gain Reclassified
		Comprehensive	from Accumulated
	Gain Recognized in	Income to	Other Comprehensive
	Accumulated Other	Statements of	Income to
	Comprehensive	Operations	Statements of
	Income (Effective	(Effective	Operations
	Portion)	Portions)	(Effective Portion)

Foreign exchange forward contracts	$0.6	Operating expense	$4.2

Total	$0.6		$4.2

The ineffective portion of the Company’s derivative instruments on its consolidated statements of operations was immaterial during the year ended December 31, 2009.

Gains on the Company’s non-designated derivative instruments recognized in its consolidated statements of operations during the year ended December 31, 2009, were as follows (in millions):

	Location of Gain in
	Statements of	Gain Recognized in
	Operations	Statements of Operations

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other income, net	$4.9

Total		$4.9

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Stockholders’ Equity

Stock Repurchase Activities

In March 2008, the Company’s Board of Directors (the “Board”) approved a $1.0 billion stock repurchase program (the “2008 Stock Repurchase Program”). Under this program, the Company repurchased approximately 20.7 million shares of our common stock at an average price of $21.91 per share for a total purchase price of $453.5 million in 2009. As of December 31, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $318.6 million.

In 2008, the Company repurchased $604.7 million, or 25.1 million shares of common stock, at an average purchase price of $24.10 per share, under the 2008 Stock Repurchase Program and the $2.0 billion stock repurchase program approved in 2006 and 2007 (the “2006 Stock Repurchase Program”). As of December 31, 2008, the 2006 Stock Repurchase Program had no remaining authorized funds available for future stock repurchases.

All shares of common stock purchased under the 2006 and 2008 Stock Repurchase Programs have been retired. Future share repurchases under the Company’s 2008 Stock Repurchase Program will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 16, Subsequent Events, for discussion of our stock repurchase activity in 2010.

Convertible Preferred Stock

There are 10,000,000 shares of convertible preferred stock with a par value of $0.00001 per share authorized for issuance. No preferred stock was issued and outstanding as of December 31, 2009, and December 31, 2008.

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

The maximum aggregate number of shares authorized under the 2006 Plan is 64,500,000 shares of common stock, plus the addition of any shares subject to outstanding options under the Company’s Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) to the extent that they expire unexercised after May 18, 2006, up to a maximum of 75,000,000 additional shares of common stock.

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

The 2006 Plan provides each non-employee director an automatic grant of an option to purchase 50,000 shares of common stock on the date such individual first becomes a director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company’s annual stockholder meetings (i) each non-employee director who was a non-employee director on the

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

date of the prior year’s annual stockholder meeting shall be automatically granted RSUs for a number of shares equal to the Annual Value (as defined below), and (ii) each non-employee director who was not a non-employee director on the date of the prior year’s annual stockholder meeting shall receive a RSU award for a number of shares determined by multiplying the Annual Value by a fraction, the numerator of which is the number of days since the non-employee director received their First Option, and the denominator of which is 365, rounded down to the nearest whole share. Each RSU award specified in (i) and (ii) are referred to herein as an “Annual Award.” The Annual Value means the number of RSUs equal to $125,000 divided by the average daily closing price of the Company’s common stock over the six month period ending on the last day of the fiscal year preceding the date of grant. The First Option vests monthly over approximately three years from the grant date subject to the non-employee director’s continuous service on the Board. The Annual Award shall vest approximately one year from the grant date subject to the non-employee director’s continuous service on the Board. Under the 2006 Plan, options granted to non-employee directors have a maximum term of seven years.

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

Plans Assumed Upon Acquisition

In connection with past acquisitions, the Company assumed options and restricted stock under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks’ options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of December 31, 2009, there were approximately 2.0 million shares of common stock subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of December 31, 2009, and 2008. There were no restricted stock repurchases during 2009, 2008, and 2007.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Activities

A summary of the Company’s stock option activity and related information as of and for the three years ended December 31, 2009, is set forth in the following table:

	Outstanding Options
			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)

Balance at December 31, 2006	82,092	$18.66
Options granted	14,745	22.91
Options exercised	(22,399)	15.43
Options canceled	(2,879)	19.19
Options expired	(4,631)	24.56

Balance at December 31, 2007	66,928	20.36
Options granted	15,717	23.08
Options exercised	(5,701)	14.49
Options canceled	(2,429)	22.03
Options expired	(878)	28.75

Balance at December 31, 2008	73,637	21.24
Options granted	9,887	17.86
Options exercised	(8,651)	14.59
Options canceled	(2,295)	21.57
Options expired	(5,217)	34.91

Balance at December 31, 2009	67,361	$20.84	4.6	$451,238

As of December 31, 2009:
Vested or expected-to-vest options	59,840	$20.82	4.5	$405,065
Exercisable options	44,012	20.91	4.0	302,384

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $26.67 as of December 31, 2009, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $83.6 million, $66.7 million, and $291.7 million for 2009, 2008, and 2007, respectively. Total fair value of options vested during 2009, 2008, and 2007 was $88.9 million, $70.3 million, and $78.8 million, respectively.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding under all option plans as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)

$0.31 - $10.31	6,798	2.4	$8.62	6,798	$8.62
$10.54 - $15.09	12,137	5.3	14.83	4,258	14.59
$15.17 - $18.01	8,291	4.6	17.30	4,520	17.31
$18.03 - $21.56	7,025	3.8	19.37	5,441	19.24
$21.73 - $23.53	6,933	5.2	22.66	6,172	22.65
$23.69 - $24.61	6,836	4.9	24.17	6,130	24.13
$24.73 - $25.73	6,945	5.2	25.25	3,408	25.31
$25.93 - $28.17	6,988	5.4	26.93	3,505	27.18
$28.30 - $135.67	5,404	3.5	36.87	3,775	38.87
$183.06 - $183.06	4	0.7	183.06	4	183.06

$0.31 - $183.06	67,361	4.6	$20.84	44,011	$20.91

As of December 31, 2009, approximately 44.0 million shares of common stock were exercisable at an average exercise price of $20.91 per share. As of December 31, 2008, approximately 47.2 million shares of common stock were exercisable at an average exercise price of $20.59 per share.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units and Performance Share Awards Activities

RSUs generally vest over a period of three to four years from the date of grant and performance share awards granted generally vest from 2009 through 2012 provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and performance share awards do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding. The following table summarizes information about the Company’s RSUs and performance share awards for the three years ended December 31, 2009:

	Outstanding RSUs and Performance Share Awards
			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Grant-Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)

Balance at December 31, 2006	3,221	$18.43
RSUs and performance share awards granted	3,606	25.39
RSUs and performance share awards vested	(3)	21.90
RSUs and performance share awards canceled	(540)	18.73

Balance at December 31, 2007	6,284	$22.40
RSUs and performance share awards granted	3,022	24.51
RSUs and performance share awards vested	(1,904)	18.37
RSUs and performance share awards canceled	(710)	21.49

Balance at December 31, 2008	6,692	$24.59
RSUs and performance share awards granted	4,797	17.98
RSUs and performance share awards vested	(1,432)	21.19
RSUs and performance share awards canceled	(934)	23.57

Balance at December 31, 2009	9,123	$21.76		$243,323

As of December 31, 2009:
Vested and expected-to-vest RSUs and performance share awards	5,913	$21.80	1.5	157,706

In the three years ended December 31, 2009, 2008, and 2007, the Company granted RSUs covering approximately, 1.8 million, 1.5 million, and 2.9 million shares of common stock, respectively. Additionally, the Company granted performance shares, covering approximately, 3.0 million, 1.5 million, and 0.7 million shares of common stock in the three years ended December 31, 2009, 2008, and 2007, respectively. The number of shares subject to performance share awards granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

Employee Stock Purchase Plan

In April 1999, the Board approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The 1999 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the applicable offering period. As a result of the Company’s failure to file its Quarterly Reports on Form 10-Q for the second and third quarters of 2006, the Company had suspended its employee payroll withholdings for the purchase of its common stock under the 1999 Purchase Plan from August 2006 through March 2007. In January 2007, the Board approved a delay of the start of the offering period from February 1, 2007, to April 1, 2007. Such offering period ended on July 31, 2007.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

In May 2008, the Company’s stockholders approved the adoption of the Juniper Networks 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”), which replaced the 1999 Purchase Plan. The Board has reserved an aggregate of 12,000,000 shares of the Company’s common stock for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is generally similar to the 1999 Purchase Plan, except that under the 2008 Purchase Plan, any increases to the number of shares reserved for issuance must be approved by the Company’s stockholders. The first offering period of the 2008 Purchase Plan commenced on the first trading day after February 1, 2009.

Employees purchased approximately 3.2 million, 1.6 million, and 0.6 million shares of common stock through the 2008 Purchase Plan and 1999 Purchase Plan at an average exercise price of $12.16, $22.57, and $17.08 per share during fiscal years 2009, 2008, and 2007, respectively. As of December 31, 2009, approximately 1.6 million shares had been issued under the 2008 Purchase Plan, and 10.4 million shares remained available for future issuance under the 2008 Purchase Plan. As of December 31, 2008, approximately 8.1 million shares had been issued since inception, and 12.3 million shares remained available for future issuance under the 1999 Purchase Plan. Effective February 1, 2009, immediately following the conclusion of the offering period ended January 30, 2009, the 1999 Purchase Plan was discontinued, and no shares remained available for future issuance under such plan.

Shares Available for Grant

The following table presents the total number of shares available for grant under the 2006 Plan as of December 31, 2009:

Number of Shares
(In thousands)

Balance at January 1, 2009	28,589
RSUs and performance share awards granted(1)	(10,073)
Options granted	(9,887)
RSUs canceled(1)	1,845
Options canceled(2)	2,295
Options expired(2)	5,198

Balance at December 31, 2009	17,967

(1)	RSUs and performance share awards with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The number of shares subject to performance share awards granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

(2)	Includes canceled or expired options under the 1996 Plan and the 2000 Plan that expired unexercised after May 18, 2006.

Common Stock Reserved for Future Issuance

As of December 31, 2009, the Company had reserved an aggregate of approximately 104.8 million shares of common stock for future issuance under its stock awards plans and the 2008 Purchase Plan.

Stock-Based Compensation Expense

The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards and common shares issues under the 1999 and 2008 Purchase Plans. The expected volatility is based on the implied volatility of market traded options on the Company’s common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.

In 2007, the government of India implemented a new fringe benefit tax that applies to equity awards granted to India taxpayers. This fringe benefit tax is payable by the issuer of the equity awards; however, the issuer is allowed to recover from individual award holders the fringe benefit taxes the issuer paid on their applicable equity awards. Beginning in January 2008, the Company amended its equity award agreements for future stock-based awards made to its employees in India to provide for the Company to be reimbursed for fringe benefit taxes paid in relation to applicable equity awards. The Company elected to use a BSM option-pricing model that incorporated a Monte Carlo simulation to calculate the fair value of stock-based awards issued under the amended equity award agreements. In August 2009, the government of India repealed the fringe benefit tax that applied to equity awards granted to India taxpayers. As of the effective date of the repeal, the Company discontinued the Monte Carlo simulation into its BSM option-pricing model to calculate the fair value of stock-based awards granted to its India employees subsequent to the repeal.

The assumptions used and the resulting estimates of fair value for employee stock options during the three years ended December 31, 2009, were:

	Years Ended December 31,
	2009		2008		2007

Employee Stock Options:
Volatility factor	42%	- 58%	43%	- 60%	34%	- 46%
Risk-free interest rate	0.4%	- 4.2%	1.1%	- 4.4%	3.3%	- 5.1%
Expected life (years)	4.3	- 5.8	3.6	- 5.9	3.5	- 3.7
Dividend yield	—		—		—
Fair value per share	$6.02	- $10.49	$6.76	- $10.88	$6.42	- $13.28

The assumptions used and the resulting estimates of weighted average fair value per share under the employee stock purchase plan during the three years ended December 31, 2009, were:

	Years Ended December 31,
	2009		2008		2007

Employee Stock Purchase Plan:
Volatility factor	46%	- 58%	46%	- 48%	38%
Risk-free interest rate	2.8%	- 3.9%	1.9%	- 2.2%	5.0%
Expected life (years)	0.5		0.5		0.4
Dividend yield	—		—		—
Weighted-average fair value per share	$4.51	- $7.35	$7.40	- $7.80	$6.52

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

	Years Ended December 31,
	2009	2008	2007

Weighted-average fair value per share:
RSUs	$17.87	$23.51	$27.08
Performance share awards	$18.05	$25.61	$18.28

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s stock-based compensation expense associated with stock options, employee stock purchases, RSUs, and performance share awards is recorded in the following cost and expense categories for the three years ended December 31, 2009, (in millions):

	Years Ended December 31,
	2009	2008	2007

Cost of revenues — Product	$3.9	$3.0	$2.1
Cost of revenues — Service	11.7	9.2	8.7
Research and development	59.3	47.0	36.6
Sales and marketing	41.9	36.2	27.9
General and administrative	22.9	12.7	12.7

Total	$139.7	$108.1	$88.0

During the three years ended December 31, 2009, 2008, and 2007, the Company recorded stock-based compensation expense related to employee stock options in the amount of $81.2 million, $59.7 million and $58.2 million, respectively. As of December 31, 2009, approximately $129.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted average period of approximately 2.5 years.

The Company recorded stock-based compensation expense related to its employee stock purchase plans in the amount of $14.4 million, $13.2 million, and $7.6 million for the three years ended December 31, 2009, 2008, 2007, respectively.

The Company recognized stock compensation expense of $44.1 million, $35.2 million, and $22.2 million for the three years ended December 31, 2009, 2008, and 2007, respectively, in connection with RSUs and performance share awards. As of December 31, 2009, approximately $60.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and unvested performance share awards will be recognized over a weighted-average period of approximately 2.2 years.

Extension of Stock Option Exercise Periods for Former Employees

The Company could not issue any securities under its registration statements on Form S-8 during the period in which it was not current in its SEC reporting obligations to file periodic reports under the Securities Exchange Act of 1934. As a result, during parts of 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s public filings obligations had been met (the “trading black-out period”). The Company extended the expiration date of these stock options to April 7, 2007, the end of a 30-day period subsequent to the Company’s filing of its required regulatory reports. As a result of the extensions, the fair values of such stock options had been reclassified to current liabilities subsequent to the modification and were subject to mark-to-market provisions at the end of each reporting period until the earlier of final settlement or April 7, 2007. Stock options covering approximately 660,000 shares of common stock were scheduled to expire and could not be exercised as a result of the trading black-out period restriction during the first quarter of 2007. The Company measured the fair value of these stock options using the BSM option valuation model and recorded an expense of approximately $4.3 million in the first quarter of 2007. In addition, the Company recorded an expense of $4.4 million in the first quarter of 2007 associated with the approximately 1,446,000 shares covered by such options which had exercise periods extended in 2006 as a result of the trading black-out period restriction. As of December 31, 2007, all of these extended stock options were either exercised or expired un-exercised. All previously recorded liabilities associated with such extensions were reclassified to additional paid-in capital by the second quarter of 2007.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

401(k) Plan

Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001. The Company currently matches 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $11.9 million, $10.7 million, and $9.5 million in 2009, 2008, and 2007, respectively.

Deferred Compensation Plan

In July 2008, the Company formed a non-qualified deferred compensation (“NQDC”) plan, which is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The plan assets are included within investments and offsetting obligations are included within accrued compensation on the consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded operating expenses in the consolidated statements of operations. As of December 31, 2009, and 2008, the deferred compensation liability under this plan was approximately $4.7 million and $1.0 million, respectively.

Note 11.	Segment Information

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. The Company’s operations are organized into two reportable segments: Infrastructure and SLT. The Infrastructure segment includes products from the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”) systems and appliances, SRX services gateways, secure socket layer (“SSL”) virtual private network (“VPN”) appliances, intrusion detection and prevention (“IDP”) appliances, the J-series router product family and wide area network (“WAN”) optimization platforms.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, R&D expenses, sales and marketing expenses, and general and administrative expenses. The CODM does not allocate certain miscellaneous expenses to its segments even though such expenses are included in the Company’s management operating income.

For arrangements with both Infrastructure and SLT products and services, revenue is attributed to the segment based on the underlying purchase order, contract, or sell-through report. Direct costs and operating expenses, such as standard costs, research and development (“R&D”), and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and general and administrative expenses are generally allocated to each segment based on factors including headcount, usage, and revenue. The CODM does not allocate stock-based compensation, amortization of purchased intangible assets, restructuring and impairment charges, gains or losses on equity investments, other net income and expense, income taxes, as well as certain other charges to the segments.

The following table summarizes financial information for each segment used by the CODM (in millions):

	Years Ended December 31,
	2009	2008	2007

Net revenues:
Infrastructure:
Product	$1,959.2	$2,301.9	$1,753.2
Service	482.4	424.0	320.1

Total Infrastructure revenues	2,441.6	2,725.9	2,073.3
Service Layer Technologies:
Product	608.8	609.1	573.8
Service	265.5	237.4	189.0

Total Service Layer Technologies revenues	874.3	846.5	762.8

Total net revenues	3,315.9	3,572.4	2,836.1
Operating income:
Infrastructure	541.4	806.0	597.8
Service Layer Technologies	127.0	65.8	5.8

Total segment operating income	668.4	871.8	603.6
Other corporate(1)	—	(7.9)	—

Total management operating income	668.4	863.9	603.6
Amortization of purchased intangible assets(2)	(15.4)	(49.0)	(91.4)
Stock-based compensation expense	(139.7)	(108.1)	(88.0)
Stock-based compensation related payroll tax expense	(0.8)	(2.8)	(7.7)
Litigation settlement (charges) gain	(182.3)	(9.0)	5.3
Restructuring charges	(19.5)	—	(0.7)
Other charges(3)	—	—	(14.0)

Total operating income	310.7	695.0	407.1
Interest and other income, net	6.9	48.7	96.8
(Loss) gain on equity investments	(5.5)	(14.8)	6.7

Income before income taxes and noncontrolling interest	$312.1	$728.9	$510.6

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	Other corporate charges include severance and related costs associated with workforce-rebalancing activities, which are not included in the business segment results.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

(3)	Other charges for 2007 includes stock option amendment and tax-related charges. There were no such charges for 2009 and 2008.

AT&T, Inc., accounted for 10.4% of the Company’s total net revenues for 2009. No single customer accounted for more than 10% of the Company’s total net revenues for 2008. NSN and its predecessor companies accounted for 12.8% of the Company’s net revenues for 2007.

The Company attributes revenues to geographic regions based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2009	2008	2007

Americas:
United States	$1,515.1	$1,537.5	$1,215.8
Other	172.8	228.7	124.7

Total Americas	1,687.9	1,766.2	1,340.5
Europe, Middle East, and Africa	953.2	1,077.7	918.0
Asia Pacific	674.8	728.5	577.6

Total	$3,315.9	$3,572.4	$2,836.1

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2009, and 2008 were attributable to U.S. operations. As of December 31, 2009, and 2008, property and equipment, held in the U.S. as a percentage of total property and equipment was 81% and 82%, respectively. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 12.	Income Taxes

The components of income (loss) before the provision for income taxes and noncontrolling interest are summarized as follows (in millions):

	Years Ended December 31,
	2009	2008	2007

Domestic	$50.1	$363.7	$225.9
Foreign	262.0	365.2	284.7

Total income before provision for income taxes and noncontrolling interest	$312.1	$728.9	$510.6

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2009	2008	2007

Current Provision:
Federal	$123.8	$96.6	$52.9
State	21.4	35.8	15.2
Foreign	43.5	39.3	48.0

Total current provision	188.7	171.7	116.1
Deferred expense/(benefit):
Federal	(42.7)	21.4	(0.5)
State	55.7	(4.4)	(5.7)
Foreign	(5.9)	(2.7)	(3.6)

Total deferred expense/(benefit)	7.1	14.3	(9.8)
Income tax benefits attributable to employee stock plan activity	1.0	31.2	43.5

Total provision for income taxes	$196.8	$217.2	$149.8

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision for income taxes as follows (in millions):

	Years Ended December 31,
	2009	2008	2007

Expected provision at 35% rate	$109.2	$255.1	$178.7
State taxes, net of federal benefit	(1.6)	16.6	6.5
Foreign income at different tax rates	(33.8)	(51.2)	(21.7)
R&D credits	(14.4)	(12.1)	(18.6)
Stock-based compensation	62.1	2.4	1.2
Temporary differences not currently benefited	72.8	—	—
Other	2.5	6.4	3.7

Total provision for income taxes	$196.8	$217.2	$149.8

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2009	2008

Deferred tax assets:
Net operating loss carry-forwards	$6.2	$7.7
Foreign tax credit carry-forwards	34.1	27.8
Research and other credit carry-forwards	66.0	53.5
Deferred revenue	66.3	60.5
Stock-based compensation	68.3	84.8
Reserves and accruals not currently deductible	264.5	170.4
Other	25.8	19.7

Total deferred tax assets	531.2	424.4
Valuation allowance	(112.8)	(41.5)

Net deferred tax assets	418.4	382.9
Deferred tax liabilities:
Property and equipment basis differences	(25.1)	(12.6)
Purchased intangibles	(37.8)	(39.3)
Unremitted foreign earnings	(148.3)	(114.7)
Other	(0.3)	—

Total deferred tax liabilities	(211.5)	(166.6)

Net deferred tax assets	$206.9	$216.3

As of December 31, 2009, and 2008, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $112.8 million and $41.5 million, respectively. The balance at December 31, 2009, consisted of approximately $70.7 million against certain California deferred assets and approximately $42.1 million relates to capital losses that will carry forward to offset future capital gains. The valuation allowance increased $71.3 million in the year ended December 31, 2009. The 2009 increase was primarily due to changes in California income tax law which impacted the future taxable income within California and the tax rates that will apply to taxable income for the years in which the deferred tax assets are expected to be realized or settled. The valuation allowance increased $7.2 million in the year ended December 31, 2008, primarily due to investment losses currently disallowed for income tax purposes.

As of December 31, 2009, the Company had federal and California net operating loss carry-forwards of approximately $11.8 million and $21.2 million, respectively. The Company also had California tax credit carry-forwards of approximately $120.0 million. Approximately $12.5 million of the benefit from the California tax credit carry-forwards will be credited to additional paid-in capital when utilized on the Company’s income tax returns since they have not met the utilization criteria of ASC Topic 718. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2012. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $902.9 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2009, because it is the Company’s intention to permanently reinvest such

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

earnings. If such earnings were distributed, the Company would accrue additional income taxes expense of approximately $274.5 million. These earnings are considered indefinitely invested in operations outside of the U.S., as we intend to utilize these amounts to fund future expansion of our international operations.

As of December 31, 2009, and 2008, the total amount of gross unrecognized tax benefits was $183.6 million and $113.5 million, respectively. As of December 31, 2009, approximately $118.6 million of the $183.6 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2009, and 2008 is as follows (in millions):

	2009	2008

Balance beginning of the year	$113.5	$94.7
Tax positions related to current year:
Additions	12.7	17.9
Reductions	—	—
Tax positions related to prior years:
Additions	73.5	1.3
Reductions	(1.0)	—
Settlements	(12.8)	(0.4)
Lapses in statutes of limitations	(2.3)	—

Balance end of the year	$183.6	$113.5

As of December 31, 2009, and 2008, the Company had accrued interest expense and penalties related to unrecognized tax benefits of $23.5 million and $8.7 million, respectively, within other long-term liabilities in the consolidated balance sheets. In accordance with the Company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of tax expense in the consolidated statements of operations. The Company recognized net interest and penalties expense of $14.8 million and $2.9 million in its consolidated statements of operations during the years ending December 31, 2009, and 2008, respectively.

The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. As a result, it is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible change cannot be made at this time due to the high uncertainty of the resolution and/or closure on open audits. The Company does not expect complete resolution of any IRS audits or other audits within significant foreign or state jurisdictions within the next 12 months.

During 2009, the Company recorded unrecognized tax benefits related to share-based compensation due to a decision reached by the U.S. Court of Appeals for the Ninth Circuit (“the Court”) in Xilinx Inc. v. Commissioner. On January 13, 2010, the Court withdrew their decision in a one-line order. The Court indicated that it will be taking further actions on this case, but did not indicate what actions it intended to take or the timing of such actions. There are several possible actions that the Court may take including: (a) issue another order that affirms the lower Tax Court’s decision; (b) issue a new opinion that either affirms the Tax Court decision or reverses the Tax Court decision (e.g., based on different analysis); or (c) grant Xilinx’s petition for a rehearing en banc, or for a re-hearing by the same three-judge panel that issued the original Ninth Circuit Court ruling. At this time, the Company has no indication as to which of these options the Court will pursue. Given the holding articulated in the Court’s now withdrawn opinion, it is possible that the Court will pursue a course of action that will ultimately hold against Xilinx. As a result, the Company’s judgment has not changed with regard to this particular unrecognized tax benefit. Should the Court conclude on this matter within the next 12 months, it is reasonably possible that the Company’s unrecognized tax benefits will change by approximately $73 million.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland, Hong Kong, U.K., France, Germany, The Netherlands, Japan, China, Australia, India, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations for years before 2004, although carry-forward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if the attributes either have been or will be used in a future period.

The Company is currently under examination by the IRS for the 2004 through 2006 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 and 2004 through 2008 tax years, respectively, and has received an inquiry from the Hong Kong tax authorities for the 2002 through 2006 tax years. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of December 31, 2009.

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

In July 2009, the India tax authorities commenced a separate investigation of our 2004 through 2008 tax returns and are disputing the Company’s determination of taxable income due to the cost basis of certain fixed assets. The Company recorded $4.6 million in penalties and interest in 2009 relevant to this matter. The Company understands that the India tax authorities may issue an initial assessment that is substantially higher than this amount. As a result, in accordance with the administrative and judiciary process in India, the Company may be required to make payments that are substantially higher than the amount accrued in order to ultimately settle this issue. The Company strongly believes that any assessment it may receive in excess of the amount accrued would be inconsistent with applicable India tax laws and intends to defend this position vigorously.

The Company is pursuing all available administrative procedures relative to the matters referenced above. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, please see Note 13, Commitments and Contingencies, under the heading “IRS Notices of Proposed Adjustments.”

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s principal contractual obligations as of December 31, 2009, (in millions):

	Total	2010	2011	2012	2013	2014	Thereafter	Other

Operating leases	$303.9	$51.6	$42.3	$36.7	$27.6	$23.8	$121.9	$—
Sublease rental income	(0.6)	(0.6)	—	—	—	—	—	—
Purchase commitments	139.5	139.5	—	—	—	—	—	—
Tax liabilities	177.0	1.5	—	—	—	—	—	175.5
Other contractual obligations	39.3	18.3	13.5	5.6	1.9	—	—	—

Total	$659.1	$210.3	$55.8	$42.3	$29.5	$23.8	$121.9	$175.5

Operating Leases

The Company leases its facilities under operating leases that expire at various times, the longest of which expires in November 2022. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $303.3 million as of December 31, 2009. Rent expense for 2009, 2008, and 2007 was approximately $56.6 million, $58.0 million, and $48.7 million, respectively.

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

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of December 31, 2009, there were NCNR component orders placed by the contract manufacturers with a value of $139.5 million. The contract manufacturers use the components to build products based on the Company’s forecasts and on purchase orders that the Company has received from customers. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of December 31, 2009, the Company had accrued $27.8 million based on its estimate of such charges.

Tax Liabilities

As of December 31, 2009, the Company had $177.0 million included in current and long-term liabilities in the consolidated balance sheet for unrecognized tax positions. It is reasonably possible that the Company may reach agreement on certain issues and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $1.5 million within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $175.5 million in liability due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Contractual Obligations

As of December 31, 2009, other contractual obligations consists of an indemnity-related escrow amount of $1.3 million, a five-year $36.4 million data center hosting agreement, a three-year $22.7 million software subscription, and a joint development agreement with a third-party for development of network-related technology, which requires quarterly payments of $3.5 million through January 2010. The Company records the quarterly payment to the third-party developer as R&D expense in its consolidated statements of operations until the technology under development has reached technological feasibility. Pursuant to the joint development agreement, in exchange for each party’s respective contributions to the development effort as well as the consideration payable by the Company, each party will obtain a license to the technology that result from the development for use in certain of their respective product lines. As of December 31, 2009, $19.1 million remained unpaid under the data center hosting agreement with the remaining commitment expected to be paid through the end of April 2013, and $15.4 million remained unpaid under the software subscription agreement with the remaining commitment expected to be paid through the end of January 2011, and $3.5 million remained under the joint development agreement.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer financing arrangements, and standby letters of credit for certain lease facilities. As of December 31, 2009, the Company had $34.0 million in guarantees and standby letters of credit and recorded a liability of $21.9 million related to a third-party customer-financing guarantee. As of December 31, 2008, the Company had not recorded a liability related to its guarantees and indemnification arrangements.

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

Federal Securities Class Action

On July 14, 2006, and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks’ publicly-traded securities from July 12, 2001, through and including August 10, 2006. Plaintiffs seek unspecified damages in an unspecified amount. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008, the Court issued an order granting in

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

part and denying in part the defendants’ motion to dismiss. The order dismissed with prejudice plaintiffs’ section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend, plaintiffs’ section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs’ remaining claims. Plaintiffs did not amend their complaint.

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

On February 5, 2010, the Company and the lead plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. The settlement is contingent upon approval by the Boards of Trustees of the lead plaintiffs and approval by the Court. Under the proposed settlement, the claims against the Company and its officers and directors will be dismissed with prejudice and released in exchange for a $169.0 million cash payment by the Company. The Company considers the proposed payment to be probable and reasonably estimable and, therefore, recorded the cash settlement amount as a pre-tax operating expense in its consolidated statement of operations for the fourth quarter ended December 31, 2009.

Calamore Proxy Statement Action

On March 28, 2007, an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, the plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss, and the plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying the plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. The plaintiff filed an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. On August 13, 2008, the Court issued an order granting the Company’s motion to dismiss with prejudice, and entered final judgment in favor of the Company. On September 9, 2008, the plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. The plaintiff’s appeal was fully briefed and the Court of Appeals heard oral argument on the appeal on October 7, 2009. On February 5, 2010, the Ninth Circuit issued a memorandum decision affirming the District Court’s dismissal with prejudice. On February 19, 2010, plaintiff filed a Petition for Rehearing and Suggestion for Rehearing En Banc.

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

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court’s October 5, 2009, final order to the Second Circuit Court of Appeals.

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

Menlo Equities

In December 2008, Menlo Equities Development Company II, LLC (“Menlo Equities”) initiated in an arbitration proceeding against the Company. Menlo Equities and the Company are members of Menlo/Juniper Networks LLC and are parties to an Operating Agreement and a Development Services Agreement relating to certain real estate in Sunnyvale, California purchased in 2000. The dispute related to whether the Company would be obligated to pay Menlo Equities certain fees under the agreements, if and when the real estate is developed or sold. Menlo Equities asserted that it is entitled to immediate payment of damages of approximately $29.0 million plus attorney’s fees as a result of a repudiation and breach of the agreements. The Company denied Menlo Equities’ allegations. An arbitration hearing was conducted in June 2009, and the arbitrator issued an interim decision in September that ruled in Menlo’s favor in most areas. On December 28, 2009, the parties resolved the dispute through an amendment of the underlying agreements whereby the Company acquired Menlo Equities’ interest in the LLC pursuant to the amended buy out provisions of the Operating Agreement for $13.0 million, which the

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company recorded as litigation settlement charges within operating expenses on the consolidated statement of operations for the year ended December 31, 2009, and each party was relieved of all obligations under the Development Services Agreement. In addition, the Company was released from all claims and the parties agreed to terminate the arbitration.

IRS Notices of Proposed Adjustments

In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. As of December 31, 2009, the IRS has not yet concluded its examinations of these returns. In September 2008, as part of its ongoing audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company’s business credits. The Company believes that it has adequately provided for any reasonable foreseeable outcome related to this proposed adjustment.

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

The table below sets forth selected unaudited financial data for each quarter of the two years ended December 31, 2009, (in millions, except per share amounts):

	First	Second	Third	Fourth
Year Ended December 31, 2009	Quarter	Quarter	Quarter	Quarter

Net revenues:
Product	$587.8	$607.0	$634.1	$739.1
Service	176.3	179.4	189.8	202.4

Total net revenues	764.1	786.4	823.9	941.5
Cost of revenues:
Cost of revenues — Product	193.0	207.6	206.3	234.8
Cost of revenues — Service	75.4	78.4	80.4	81.9

Total cost of revenues	268.4	286.0	286.7	316.7

Gross margin	495.7	500.4	537.2	624.8

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
Year Ended December 31, 2009	Quarter	Quarter	Quarter	Quarter

Operating expenses:
Research and development	185.4	183.9	185.2	187.2
Sales and marketing	181.2	170.6	177.3	204.9
General and administrative	39.2	39.2	39.9	41.2
Amortization of purchased intangibles	4.4	3.5	1.3	1.2
Litigation settlement charges	—	—	1.0	181.3
Restructuring charges	4.3	7.5	4.5	3.2

Total operating expenses	414.5	404.7	409.2	619.0

Operating income	81.2	95.7	128.0	5.8
Other income and expense, net	0.3	1.3	1.7	(1.9)

Income before income taxes and noncontrolling interest	81.5	97.0	129.7	3.9
Provision for income taxes	85.9	82.2	45.9	(17.2)

Consolidated (loss) net income	(4.4)	14.8	83.8	21.1
Plus: Net loss attributable to noncontrolling interest	—	—	—	1.8

Net (loss) income attributable to Juniper Networks	$(4.4)	$14.8	$83.8	$22.9

Net (loss) income per share attributable to Juniper Networks common stockholders:
Basic (loss) income per share	$(0.01)	$0.03	$0.16	$0.04
Diluted (loss) income per share	$(0.01)	$0.03	$0.16	$0.04

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
Year Ended December 31, 2008	Quarter	Quarter	Quarter	Quarter

Net revenues:
Product	$674.2	$723.9	$767.0	$745.9
Service	148.7	155.1	180.0	177.6

Total net revenues	822.9	879.0	947.0	923.5
Cost of revenues:
Cost of revenues — Product	191.8	215.1	230.1	230.6
Cost of revenues — Service	73.0	74.1	77.5	73.8

Total cost of revenues	264.8	289.2	307.6	304.4

Gross margin	558.1	589.8	639.4	619.1
Operating expenses:
Research and development	170.7	186.4	194.0	180.1
Sales and marketing	186.0	190.3	200.6	206.0
General and administrative	33.6	35.6	37.6	38.0
Amortization of purchased intangibles	25.1	8.0	5.2	5.2
Litigation settlement charges	—	9.0	—	—

Total operating expenses	415.4	429.3	437.4	429.3

Operating income	142.7	160.5	202.0	189.8
Other income and expense, net	17.6	11.6	9.7	(5.0)

Income before income taxes and noncontrolling interest	160.3	172.1	211.7	184.8
Provision for income taxes	49.9	51.7	63.2	52.4

Net income attributable to Juniper Networks	$110.4	$120.4	$148.5	$132.4

Basic income per share attributable to Juniper Networks	$0.21	$0.23	$0.27	$0.25
Diluted income per share attributable to Juniper Networks	$0.20	$0.22	$0.27	$0.25

Note 15.	Joint Venture

In 2009, the Company entered into an agreement to form a joint venture to provide a combined carrier Ethernet-based solution with NSN. At inception, the Company contributed $6.6 million for a 60 percent interest in the joint venture. Both NSN and Juniper Networks are entitled to appoint two board members to the Board of the joint venture. The Board shall consist of four board members at all times.

Given the Company’s majority ownership interest in the joint venture, the venture’s financial results have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded to reflect the noncontrolling investor’s interest in the venture’s results. All intercompany transactions have been eliminated, with the exception of the noncontrolling interest.

Note 16.	Subsequent Event

Stock Repurchases

Subsequent to December 31, 2009, through the filing of this report, the Company repurchased 2.1 million shares of its common stock, for $55.3 million at an average purchase price of $26.28 per share, under its 2008 Stock Repurchase Program. As of the filing of this Annual Report on Form 10-K, the Company’s 2008 Stock Repurchase Programs had remaining authorized funds of $263.3 million. Purchases under this program are subject to a review of the circumstances in place at the time. Acquisitions under the Company’s share repurchase program may be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Juniper Networks, Inc.

Notes to Consolidated Financial Statements — (Continued)

In February 2010, the Company’s Board approved a new stock repurchase program which authorized the Company to repurchase up to $1.0 billion of its common stock. This new authorization is in addition to the Company’s 2008 Stock Repurchase Program. Share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances in place at the time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting:  Please see Management’s Annual Report on Internal Control over Financial Reporting under Item 8 on page 63 of this Form 10-K, which report is incorporated herein by reference.

(b) For the “Report of Independent Registered Public Accounting Firm,” please see the report under Item 8 on page 62 of this Form 10-K, which report is incorporated herein by reference.

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

Changes in Internal Controls

In 2007, we initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information concerning directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

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

(a) 1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Annual Report on Form 10-K:

Schedule	Page

Schedule II — Valuation and Qualifying Account	119

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See Exhibit Index on page 120 of this report.

(b) Exhibits

See Exhibit Index on page 120 of this report.

(c) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 26th day of February 2010.

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

Signature	Title	Date

/s/ Kevin R. Johnson Kevin R. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Robyn M. Denholm Robyn M. Denholm	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Gene Zamiska Gene Zamiska	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 26, 2010

/s/ Scott Kriens Scott Kriens	Chairman of the Board	February 26, 2010

/s/ Pradeep Sindhu Pradeep Sindhu	Chief Technical Officer and Vice Chairman of the Board	February 26, 2010

/s/ Robert M. Calderoni Robert M. Calderoni	Director	February 26, 2010

/s/ Mary B. Cranston Mary B. Cranston	Director	February 26, 2010

/s/ Michael Lawrie Michael Lawrie	Director	February 26, 2010

/s/ William F. Meehan William F. Meehan	Director	February 26, 2010

/s/ Stratton Sclavos Stratton Sclavos	Director	February 26, 2010

/s/ William R. Stensrud William R. Stensrud	Director	February 26, 2010

Juniper Networks, Inc.

Schedule II — Valuation and Qualifying Account
Years Ended December 31, 2009, 2008, and 2007

		Charged to
	Balance at	(Reversed from)	Recoveries
	Beginning of	Costs and	(Deductions),	Balance at
	Year	Expenses	Net	End of Year
		(In millions)

Year ended December 31, 2009
Allowance for doubtful accounts	$9.7	$(0.6)	$—	$9.1
Sales returns reserve	$36.8	$84.1	$(75.3)	$45.6
Year ended December 31, 2008
Allowance for doubtful accounts	$8.3	$1.7	$(0.3)	$9.7
Sales returns reserve	$25.1	$89.0	$(77.3)	$36.8
Year ended December 31, 2007
Allowance for doubtful accounts	$7.3	$0.4	$0.6	$8.3
Sales returns reserve	$15.0	$56.8	$(46.7)	$25.1

Exhibit Index

		Incorporated by Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation	10-K	3.1	000-26339	3/27/2001
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	000-26339	11/24/2008
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/09/2005
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/09/2005
10.5	Juniper Networks 2000 Nonstatutory Stock Option Plan++	S-8	10.1	333-92086	7/9/2002
10.6	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005
10.7	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-K	10.738	000-26339	3/2/2009
10.8	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.9	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	S-8	10.3	000-26339	5/24/2006
10.10	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.11	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.12	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.2	000-26339	5/9/2008
10.13	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.2	000-26339	5/9/2008
10.14	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan++	S-8	10.1	333-92090	7/9/2002
10.15	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.16	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.17	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.18	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.19	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005
10.20	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005
10.21	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005
10.22	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005
10.23	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan++	10-Q	10.2	000-26339	8/9/2007

		Incorporated by Reference
			Exhibit
Exhibit No.	Exhibit	Filing	No.	File No.	File Date

10.24	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan++	S-8	4.3	333-151669	6/16/2008
10.25	Sub-plan to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan For Employees Located in the European Economic Area	10-K	10.25	000-26339	3/2/2009
10.26	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.27	Form of Executive Officer Change of Control Agreement, as amended++	10-K	10.27	000-26339	3/2/2009
10.28	Form of Executive Officer Severance Agreement, as amended++	10-Q	10.4	000-26339	11/10/2008
10.29	Option Amendment Agreement by and between the Registrant and Kim Perdikou++	8-K	99.2	000-26339	5/2/2007
10.30	Severance Agreement by and between the Registrant and Robyn M. Denholm++	10-K	10.33	000-26339	3/2/2009
10.31	Summary of Compensatory Arrangements for Certain Officers adopted on March 9, 2007++	8-K	99.1	000-26339	3/12/2007
10.32	Summary of Compensatory Arrangements for Certain Officers announced on August 14, 2007++	8-K	Item 5.02	000-26339	8/14/2007
10.33	Summary of Compensatory Plans and Arrangements for Certain Officers adopted on February 26, 2008++	8-K	99.1	000-26339	2/28/2008
10.34	Summary of Compensatory Arrangements for Certain Officers adopted on February 11, 2009++	8-K	Item 5.02	000-26339	2/18/2009
10.35	Summary of Compensatory Arrangements for Certain Officers adopted on March 2, 2009++	8-K	Item 5.02	000-26339	3/6/2009
10.36	Summary of Compensatory Arrangements for Certain Officers adopted on November 12, 2009++	8-K	Item 5.02	001-34501	11/18/2009
10.37	Offer Letter by and between Juniper Networks, Inc. and John Morris++	10-Q	10.1	000-26339	11/10/2008
10.38	Employment Agreement by and between Juniper Networks, Inc. and Kevin Johnson++	10-Q	10.2	000-26339	11/10/2008
10.39	Offer Letter by and between Juniper Networks, Inc. and Michael J. Rose++	10-K	10.38	000-26339	3/2/2009
10.40	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens++	10-Q	10.3	000-26339	11/10/2008
10.41	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999
10.42	Amendment One dated January 5, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.1	333-76681	4/23/1999
10.43	Amendment Two dated March 2, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.2	333-76681	4/23/1999
10.44	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.45	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.46	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004

Incorporated by Reference
Exhibit
Exhibit No.		Exhibit	Filing	No.	File No.	File Date

10.47		First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated January 24, 2002*
10.48		First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated February 28, 2000*
10.49		First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009*
10.50		Second Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009*
10.51		Amendment No. 2 to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009*
21.1		Subsidiaries of the Company*
23.1		Consent of Independent Registered Public Accounting Firm*
24.1		Power of Attorney (see page 118)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101		The following materials from Juniper Networks Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, and (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

+	Filed by NetScreen Technologies, Inc.

++	Indicates management contract or compensatory plan, contract or arrangement.