Form 10-Q
period 2010-03-31
JUNIPER NETWORKS INC
filed 2010-05-05
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     There were approximately 526,139,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of April 30, 2010.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues:
Product	$721,201	$587,863
Service	191,417	176,320

Total net revenues	912,618	764,183
Cost of revenues:
Product	222,381	193,061
Service	78,216	68,830

Total cost of revenues	300,597	261,891

Gross margin	612,021	502,292
Operating expenses:
Research and development	206,994	185,400
Sales and marketing	192,375	187,864
General and administrative	43,138	39,211
Amortization of purchased intangible assets	1,137	4,390
Restructuring charges	8,105	4,229

Total operating expenses	451,749	421,094

Operating income	160,272	81,198
Interest and other income, net	1,459	1,950
Loss on equity investment	—	(1,686)

Income before income taxes and noncontrolling interest	161,731	81,462
Income tax (benefit) provision	(2,879)	85,922

Consolidated net income (loss)	164,610	(4,460)
Less: Net income attributable to noncontrolling interest	(1,495)	—

Net income (loss) attributable to Juniper Networks	$163,115	$(4,460)

Net income (loss) per share attributable to Juniper Networks common stockholders:
Basic	$0.31	$(0.01)

Diluted	$0.30	$(0.01)

Shares used in computing net income(loss) per share:
Basic	521,141	524,429

Diluted	536,718	524,429

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,723,949	$1,604,723
Short-term investments	592,679	570,522
Accounts receivable, net of allowances	402,934	458,652
Deferred tax assets, net	209,560	196,318
Prepaid expenses and other current assets	67,858	48,744

Total current assets	2,996,980	2,878,959
Property and equipment, net	457,957	455,651
Long-term investments	450,450	483,505
Restricted cash	55,391	53,732
Purchased intangible assets, net	12,672	13,834
Goodwill	3,658,602	3,658,602
Long-term deferred tax assets, net	9,784	10,555
Other long-term assets	36,899	35,425

Total assets	$7,678,735	$7,590,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,330	$242,591
Accrued compensation	156,704	176,551
Accrued warranty	37,828	38,199
Deferred revenue	619,968	571,652
Income taxes payable	60,903	34,936
Accrued litigation settlements	—	169,330
Other accrued liabilities	149,419	142,526

Total current liabilities	1,255,152	1,375,785
Long-term deferred revenue	169,920	181,937
Long-term income tax payable	92,576	170,245
Other long-term liabilities	39,764	37,531
Commitments and Contingencies – See Note 14
Juniper Networks stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 524,909 shares and 519,341 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	5	5
Additional paid-in capital	9,267,584	9,060,089
Accumulated other comprehensive loss	(4,466)	(1,433)
Accumulated deficit	(3,143,924)	(3,236,525)

Total Juniper Networks stockholders’ equity	6,119,199	5,822,136
Noncontrolling interest	2,124	2,629

Total equity	6,121,323	5,824,765

Total liabilities and stockholders’ equity	$7,678,735	$7,590,263

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net income (loss)	$164,610	$(4,460)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	35,269	37,536
Share-based compensation	40,561	33,562
Loss on equity investment	—	1,686
Excess tax benefits from share-based compensation	(20,520)	(3,110)
Deferred income taxes	(12,471)	48,438
Changes in operating assets and liabilities:
Accounts receivable, net	55,718	68,012
Prepaid expenses and other assets	(11,150)	8,312
Accounts payable	(14,125)	(39,224)
Accrued compensation	(19,847)	(31,720)
Accrued litigation settlements	(169,330)	—
Income tax payable	(1,088)	19,307
Other accrued liabilities	4,620	3,442
Deferred revenue	36,299	22,084

Net cash provided by operating activities	88,546	163,865

Cash flows from investing activities:
Purchases of property and equipment, net	(37,807)	(34,226)
Purchases of trading investments	(1,245)	—
Purchases of available-for-sale investments	(447,716)	(109,290)
Proceeds from sales of available-for-sale investments	224,514	62,401
Proceeds from maturities of available-for-sale investments	235,960	16,850
Changes in restricted cash	(1,550)	—
(Purchases of) proceeds from privately-held equity investments, net	(4,773)	1,013

Net cash used in investing activities	(32,617)	(63,252)

Cash flows from financing activities:
Proceeds from issuance of common stock	118,920	22,628
Purchases and retirement of common stock	(76,225)	(119,846)
Net proceeds from (payments for) customer financing arrangements	2,082	(20,606)
Excess tax benefits from share-based compensation	20,520	3,110
Return of capital to noncontrolling interest	(2,000)	—

Net cash provided by (used in) financing activities	63,297	(114,714)

Net increase (decrease) in cash and cash equivalents	119,226	(14,101)
Cash and cash equivalents at beginning of period	1,604,723	2,019,084

Cash and cash equivalents at end of period	$1,723,949	$2,004,983

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor’s interests in the net assets and operations of the joint venture.
Reclassifications
During the three months ended March 31, 2010, the Company reclassified certain selling and marketing costs that were previously reported as cost of service revenues as sales and marketing expense. Accordingly, $6.6 million of costs reported in the first quarter of 2009 have been reclassified from cost of service revenues to sales and marketing expense to conform to the current period’s presentation. The reclassification did not impact the Company’s previously reported net revenues, segment results, operating income, net income, or earnings per share.
Note 2. Summary of Significant Accounting Policies
Recent Accounting Policy Changes
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products’ essential functionality. The Company early adopted these standards on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009. As a result, net revenues for the first quarter of 2010 were approximately $25 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products booked and shipped during the first quarter of 2010, that contained undelivered elements for which the Company was unable to demonstrate fair value pursuant to the previous standards. Under the new standards the Company allocates the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
For fiscal 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of fair value is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The best estimate of selling price is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.
In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue, as amended.
The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control, the delivered element constitutes a separate unit of accounting. In circumstances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements, and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
consideration is determined at arrangement inception on the basis of each unit’s relative selling price. The new standards do not generally change the units of accounting for the Company’s revenue transactions. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.
For transactions entered into prior to the first quarter of 2010, revenues for arrangements with multiple elements, such as sales of products that include services, are allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to Accounting Standards Codification (“ASC”) Topic 985-605, Software – Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.
The Company accounts for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement. The Company’s ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, the Company’s ability to recognize revenue in the future could be impacted by conditions imposed by its customers.
For sales to direct end-users, value-added resellers, and original equipment manufacturer (“OEM”) partners, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller or to an OEM partner. For the Company’s end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales is made through distributors under agreements allowing for pricing credits or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, Topic 820 — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which provides additional fair value measurement disclosures and clarifies certain existing disclosure requirements. Except for the requirement to disclose purchases, sales, issuances, and settlements of Level 3 measurements on a gross basis, the disclosure and clarification requirements are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements on a gross basis is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 relates to disclosure requirements only and as such does not impact the Company’s consolidated results of operations or financial condition.
In December 2009, the FASB issued ASU No. 2009-17, Topic 810 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which incorporated the revised accounting guidance of variable interest entities into FASB ASC Topic 810, Consolidation. Initially issued by the FASB in June 2009, the revised guidance eliminates the qualifying special-purpose entities (“QSPE”) concept, amends the provisions on determining whether an entity is a variable interest entity and would require consolidation, and requires additional disclosures. This guidance is effective for a company’s first annual reporting period that begins after November 15, 2009, interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The Company’s adoption of ASU 2009-17 during the first quarter of 2010 did not impact its consolidated results of operations or financial condition.
In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which incorporated the revised accounting guidance for the transfers of financial assets into FASB ASC Topic 860, Transfers and Servicing. Initially issued by the FASB in June 2009, the revised guidance eliminates the concept of QSPE, removes the scope exception for QSPE when applying the accounting guidance related to variable interest entities, changes the requirements for derecognizing financial assets, and requires additional disclosures. This accounting guidance is effective for a company’s first annual and interim reporting periods that begin after November 15, 2009. This accounting guidance is applied to transfers of financial assets occurring on or after the effective date. The Company’s adoption of ASU 2009-16 during the first quarter of 2010 did not impact its consolidated results of operations or financial condition.
Note 3. Net Income (Loss) per Share
Basic net income (loss) per share and diluted net loss per share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, vesting of restricted stock units (“RSUs”), and performance share awards (“PSAs”).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Juniper Networks (in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss) attributable to Juniper Networks	$163.1	$(4.5)

Denominator:
Weighted-average shares used to compute basic net income (loss) per share	521.1	524.4
Effective of dilutive securities:
Employee stock awards	15.6	—

Weighted-average shares used to compute diluted net income (loss) per share	536.7	524.4

Net income (loss) per share attributable to Juniper Networks common stockholders:
Basic	$0.31	$(0.01)

Diluted	$0.30	$(0.01)

Employee stock awards covering approximately 19.6 million shares of the Company’s common stock were not included in the computation of diluted earnings per share for the quarter ended March 31, 2010, because their effect would have been anti-dilutive. As a result of the net loss for the quarter ended March 31, 2009, approximately 69.4 million common stock equivalents were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.
Note 4. Cash, Cash Equivalents, and Investments
Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents (in millions):

	As of
	March 31,	December 31,
	2010	2009
Cash and cash equivalents:
Cash:
Demand deposits	$428.2	$427.2
Time deposits	225.5	127.9

Total cash	653.7	555.1
Cash equivalents:
U.S. government securities	127.7	—
Commercial paper	23.5	17.0
Money market funds	919.0	1,032.6

Total cash equivalents	1,070.2	1,049.6

Total cash and cash equivalents	$1,723.9	$1,604.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Investments in Available-for-Sale and Trading Securities
The following table summarizes the Company’s unrealized gains and losses, and fair value of investments designated as trading or available-for-sale, as of March 31, 2010, and December 31, 2009 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
As of March 31, 2010:
Fixed income securities:
U.S. government securities	$231.2	$0.2	$(0.1)	$231.3
Government-sponsored enterprise obligations	223.3	0.5	(0.1)	223.7
Foreign government debt securities	80.9	0.4	—	81.3
Commercial paper	79.2	—	—	79.2
Corporate debt securities	414.2	2.0	(0.2)	416.0

Total fixed income securities	1,028.8	3.1	(0.4)	1,031.5
Publicly-traded equity securities	11.6	0.1	—	11.7

Total	$1,040.4	$3.2	$(0.4)	$1,043.2

Reported as:
Short-term investments	$591.5	$1.4	$(0.2)	$592.7
Long-term investments	448.9	1.8	(0.2)	450.5

Total	$1,040.4	$3.2	$(0.4)	$1,043.2

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
As of December 31, 2009:
Fixed income securities:
U.S. government securities	$245.0	$0.1	$—	$245.1
Government-sponsored enterprise obligations	212.0	0.6	(0.3)	212.3
Foreign government debt securities	96.4	0.3	(0.1)	96.6
Corporate debt securities	488.2	2.0	(0.3)	489.9

Total fixed income securities	1,041.6	3.0	(0.7)	1,043.9
Publicly-traded equity securities	10.1	—	—	10.1

Total	$1,051.7	$3.0	$(0.7)	$1,054.0

Reported as:
Short-term investments	$569.5	$1.0	$—	$570.5
Long-term investments	482.2	2.0	(0.7)	483.5

Total	$1,051.7	$3.0	$(0.7)	$1,054.0

The Company had 54 and 52 investments that were in an unrealized loss position as of March 31, 2010, and December 31, 2009, respectively. The gross unrealized losses related to these investments were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. For fixed income securities that have unrealized losses, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2010, and December 31, 2009, respectively. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
As of March 31, 2010, and December 31, 2009, the carrying values of the Company’s minority equity investments in privately-held companies of $18.6 million and $13.9 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three months ended March 31, 2010, and 2009, the Company invested $4.8 million and nil in privately held companies, respectively. The Company recognized other-than-temporary impairment loss of nil and $1.7 million for the three months ended March 31, 2010, and 2009, respectively, in connection with its minority equity investments in privately-held companies. In addition, during the three months ended March 31, 2009, the Company had a minority equity investment in a privately-held company that was acquired by a publicly-traded company for which the Company received a cash payment of $1.0 million and $1.0 million in common stock of the acquiring company, which is classified as an available-for-sale investment.
Restricted Cash
Restricted cash consists of escrow accounts required by certain acquisitions completed in 2005, the India Gratuity Trust, which covers statutory severance obligations in the event of termination of the Company’s India employees who have provided five or more years of continuous service, and the Directors & Officers (“D&O”) indemnification trust. Additionally, during the three months ended March 31, 2010, the Company increased its restricted cash by $1.6 million for the Israel Retirement Trust, which was established in the first quarter of 2010 to satisfy statutory severance obligations in the event of termination of the Company’s Israeli employees. During the three months ended March 31, 2009, the Company had immaterial restricted cash distributions.
The following table summarizes the Company’s restricted cash as reported in the condensed consolidated balance sheets (in millions):

	As of
	March 31,	December 31,
	2010	2009
Restricted cash:
Demand deposits	$4.8	$3.8

Total restricted cash	4.8	3.8
Restricted investments:
U.S. government securities	0.6	19.8
Money market funds	50.0	30.1

Total restricted investments	50.6	49.9

Total restricted cash and investments	$55.4	$53.7

As of March 31, 2010, and December 31, 2009, the unrealized gains and losses related to restricted investments were immaterial.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 5. Fair Value Measurements
The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:
Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. These inputs are valued using market based approaches.
Level 3 – Inputs are unobservable inputs based on the Company’s assumptions. These inputs, if any, are valued using internal financial models.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides a summary of assets measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2010 Using
		Significant	Significant
	Quoted Prices in	Other	Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities:
Mutual funds	$6.1	—	—	$6.1

Total trading securities	6.1	—	—	6.1

Available-for-sale debt securities:
U.S. government securities (1)	89.8	269.8	—	359.6
Government sponsored enterprise obligation	195.5	28.2	—	223.7
Foreign government debt securities	26.4	54.9	—	81.3
Commercial paper	—	102.7	—	102.7
Corporate debt securities	—	416.0	—	416.0
Money market funds (2)	969.0	—	—	969.0

Total available-for-sale debt securities	1280.7	871.6	—	2,152.3

Available-for-sale equity securities:
Technology securities	5.6	—	—	5.6

Total available-for-sale equity securities	5.6	—	—	5.6

Total available-for-sale securities	1,286.3	871.6	—	2,157.9

Derivative assets:
Foreign exchange contracts	—	0.2	—	0.2

Total derivative assets	—	0.2	—	0.2

Total	$1,292.4	871.8	—	$2,164.2

(1)	Balance includes $0.6 million of restricted investments measured at fair market value, related to the Company’s Directors and Officers (“D&O”) indemnification trust. For additional information regarding the D&O indemnification trust, see Note 4, Cash, Cash Equivalents, and Investments, under the heading “Restricted Cash.” Restricted investments are included in the restricted cash balance in the consolidated balance sheet.

(2)	Balance includes $50.0 million of restricted investments measured at fair market value, related to the Company’s D&O trust.
The following table provides a summary of the liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2010 Using
	Quoted
	Prices in		Significant
	Active	Significant Other	Other
	Markets For	Observable	Unobservable
	Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities:
Foreign exchange contracts	$—	(1.5)	—	$(1.5)

Total derivative liabilities	—	(1.5)	—	(1.5)

Total liabilities measured at fair value	$—	(1.5)	—	$(1.5)

The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. During the three months ended March 31, 2010, the Company had no transfers of investments between levels of fair value hierarchy of its assets or liabilities measured at fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Net assets measured at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheets as follows (in millions):

	Fair Value Measurements at March 31, 2010 Using
			Significant
	Quoted Prices in	Significant Other	Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents	$919.0	$151.2	$—	$1070.2
Short-term investments	156.0	436.7	—	592.7
Long-term investments	167.4	283.1	—	450.5
Restricted cash	50.0	0.6	—	50.6
Prepaid expenses and other current assets	—	0.2	—	0.2
Other accrued liabilities	—	(1.5)	—	(1.5)

Total net assets measured at fair value	$1,292.4	$870.3	$—	$2,162.7

	Fair Value Measurements at December 31, 2009 Using
			Significant
	Quoted Prices in	Significant Other	Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents	$1,032.6	$17.0	$—	$1,049.6
Short-term investments	101.3	469.2	—	570.5
Long-term investments	181.2	302.3	—	483.5
Restricted cash	49.9	—	—	49.9
Other accrued liabilities	—	(1.3)	—	(1.3)

Total net assets measured at fair value	$1,365.0	$787.2	$—	$2,152.2

Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that are measured at fair value on a nonrecurring basis at least annually or on a quarterly basis, if impairment is indicated (in millions):

Total (Losses)
		Fair Value Measurements Using			for
		Quoted Prices in	Significant Other	Significant Other	the Three
	Carrying Value	Active Markets	Observable	Unobservable	Months
	as of	for Identical	Remaining	Remaining	Ended March
	March 31, 2010	Assets	Inputs	Inputs	31, 2010
		(Level 1)	(Level 2)	(Level 3)
Privately-held equity investments	$0.7	$—	$—	$0.7	$—

Total	$0.7	$—	$—	$0.7	$—

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Total (Losses)
		Fair Value Measurements Using			for
		Quoted Prices in	Significant Other	Significant Other	the Three
	Carrying Value	Active Markets	Observable	Unobservable	Months
	as of	for Identical	Remaining	Remaining	Ended March
	March 31, 2009	Assets	Inputs	Inputs	31, 2009
		(Level 1)	(Level 2)	(Level 3)
Privately-held equity investments	$1.2	$—	$—	$1.2	$(1.7)

Total	$1.2	$—	$—	$1.2	$(1.7)

The privately-held equity investments in the preceding tables, which are normally carried at cost, were measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments during the quarter. The Company measured the fair value of these privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $1.7 million during the three months ended March 31, 2009, and classified the investment as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. The Company had no impairment charges against its privately-held equity investments during the three months ended March 31, 2010.
Note 6. Goodwill and Purchased Intangible Assets
Goodwill
The following table presents goodwill by segment as of March 31, 2010, and December 31, 2009 (in millions):

Segments
Infrastructure	$1,500.5
Service Layer Technologies	2,158.1

Total	$3,658.6

There were no changes to goodwill during the first quarter of 2010.
Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Net
As of March 31, 2010:
Technologies and patents	$380.0	$(376.2)	$3.8
Other	68.9	(60.0)	8.9

Total	$448.9	$(436.2)	$12.7

As of December 31, 2009:
Technologies and patents	$380.0	$(376.0)	$4.0
Other	68.9	(59.1)	9.8

Total	$448.9	$(435.1)	$13.8

Amortization of purchased intangible assets of $1.1 million and $5.7 million were included in operating expenses and cost of product revenues for the three months ended March 31, 2010, and 2009, respectively. There were no impairment charges with respect to purchased intangible assets in the three months ended March 31, 2010, and 2009.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2010 (remaining nine months)	$2.8
2011	2.1
2012	1.3
2013	1.2
2014	1.0
Thereafter	4.3

Total	$12.7

Note 7. Other Financial Information
Warranties
The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$38.2	$40.1
Provisions made during the period, net	12.1	9.8
Change in estimate	(0.5)	(2.1)
Actual costs incurred during the period	(12.0)	(10.3)

Ending balance	$37.8	$37.5

Deferred Revenue
Details of the Company’s deferred revenue were as follows (in millions):

	As of
	March 31,	December 31,
	2010	2009
Deferred product revenue:
Deferred gross product revenue	$402.6	$391.3
Deferred cost of product revenue	(152.5)	(150.0)

Deferred product revenue, net	250.1	241.3
Deferred service revenue	539.8	512.3

Total	$789.9	$753.6

Reported as:
Current	$620.0	$571.7
Long-term	169.9	181.9

Total	$789.9	$753.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Restructuring Liabilities
In 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2009 Restructuring Plan included a worldwide workforce reduction and restructuring of certain business functions and the reduction of facilities. The Company incurred restructuring charges of $8.1 million and paid $4.1 million for severance and facilities related charges associated with the 2009 Restructuring Plan during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company recorded $4.2 million in restructuring charges and paid $2.5 million for severance related charges associated with the 2009 Restructuring Plan.
The following table provides a summary of changes in the Company’s restructuring liability (in millions):

	Remaining				Remaining
	Liability as of				Liability as of
	December 31,		Cash		March 31,
	2009	Charges	Payments	Adjustment	2010
Facilities	$4.9	$6.8	$(0.3)	$(1.6)	$9.8
Severance, contractual commitments, and other charges	4.5	1.3	(3.8)	0.2	2.2

Total restructuring charges	$9.4	$8.1	$(4.1)	$(1.4)	$12.0

The Company had no acquisition related restructuring charges during the three months ended March 31, 2010 or 2009. Restructuring charges were based on the Company’s restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
Interest and Other Income, Net
Interest and other income, net, consist of the following (in millions):

	Three Months Ended March 31,
	2010	2009
Interest income and expense, net	$0.9	$2.1
Other income and expense, net	0.6	(0.2)

Total interest and other income, net	$1.5	$1.9

Interest income and expense, net, primarily includes interest income from the Company’s cash, cash equivalents, and investments and interest expense from our customer financing arrangements. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses such as bank fees.
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
Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $135.6 million and $91.2 million during the three months ended March 31, 2010, and 2009, respectively. During the three months ended March 31, 2010, and 2009, the Company received cash proceeds of $138.9 million and

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
$95.6 million, respectively, from the financing provider. The amounts owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of March 31, 2010, and December 31, 2009, were $82.6 million and $89.8 million, respectively.
The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities in the condensed consolidated balance sheet. As of March 31, 2010, and December 31, 2009, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from distributors were $54.7 million and $52.6 million, respectively.
Note 9. Derivative Instruments
The Company uses derivatives partially to offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.
Cash Flow Hedges
The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company’s planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the first quarter of 2010 and 2009, respectively, in interest and other income, net, on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into income within the next 12 months.
The total fair value of the Company’s derivative assets located in other current assets on the condensed consolidated balance sheet as of March 31, 2010 and 2009 was $0.2 million and $0.7 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities on the condensed consolidated balance sheet as of March 31, 2010, and 2009, was $1.5 million and $1.2 million, respectively.
The Company recognized a loss of $1.5 million and $5.7 million in other comprehensive income for the effective portion of its derivative instruments as of March 31, 2010, and 2009, respectively. The amount of loss reclassified from other comprehensive loss to the condensed consolidated statements of operations was $0.7 million and $2.7 million as of March 31, 2010, and 2009, respectively. The ineffective portion of the Company’s derivative instruments recognized in its condensed consolidated statements of operations was immaterial during the three months ended March 31, 2010, and 2009.
Non-Designated Hedges
The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately two months.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
As of March 31, 2010, the Company’s top three outstanding derivative positions by currency were as follows (in millions):

	Buy	Buy	Buy
Foreign currency forward contracts:	EUR	GBP	INR
Notional amount of foreign currency	29.5	13.7	1,520.7
U.S dollar equivalent	$40.9	$21.1	$33.2
Weighted-average maturity	2 months	2 months	2 months
The Company recognized a loss on non-designated derivative instruments located in other income, net, on its condensed consolidated statements of operations during the three months ended March 31, 2010, and 2009, of $0.3 million and $3.8 million, respectively.
Note 10. Stockholders’ Equity
Stock Repurchase Activities
In February 2010, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program (the “2010 Stock Repurchase Program”) which authorized the Company to repurchase up to $1.0 billion of its common stock. This new authorization is in addition to the stock repurchase program approved by the Board in March 2008 (the “2008 Stock Repurchase Program”), which also enabled the Company to repurchase up to $1.0 billion of the Company’s common stock.
During the three months ended March 31, 2010, the Company repurchased approximately 2.8 million shares of its common stock at an average price of $27.04 per share for an aggregate purchase price of $74.4 million under the 2008 Stock Repurchase Program. As of March 31, 2010, the 2008 and 2010 Stock Repurchase Programs had remaining aggregate authorized funds of $1,244.2 million.
In addition to repurchases under the Company’s stock repurchase programs, the Company repurchased common stock from its employees in connection with net issuance of shares to satisfy its tax withholding obligations for the vesting of certain RSUs and PSAs. During the three months ended March 31, 2010, the Company repurchased approximately 0.1 million shares of its common stock at an average price of $25.47 per share for an aggregate purchase price of $1.8 million in connection with the net issuances. The Company repurchased an immaterial amount of common stock from its employees in connection with net issuance of shares, during the three months ended March 31, 2009.
All shares of common stock that have been repurchased under the Company’s stock repurchase programs and from its employees in connection with net issuances have been retired. Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Comprehensive Income (Loss) Attributable to Juniper Networks
Comprehensive income (loss) consists of the following (in millions):

	Three Months Ended
	March 31,
	2010	2009
Consolidated net income (loss)	$164.6	$(4.5)
Other comprehensive loss, net of tax:
Change in net unrealized losses on investments, net of tax of nil	(0.4)	(3.6)
Change in foreign currency translation adjustment, net of tax of nil	(2.7)	(10.5)

Total other comprehensive loss, net of tax	(3.1)	(14.1)

Consolidated comprehensive income (loss)	161.5	(18.6)
Less: comprehensive income attributable to noncontrolling interest	1.5	—

Comprehensive income (loss) attributable to Juniper Networks	$160.0	$(18.6)

The following tables summarize stockholders’ equity activity for the three months ended March 31, 2010, and 2009 (in millions):

		Accumulated
	Common Stock &	Other		Non-	Total
	Additional Paid-in-	Comprehensive	Accumulated	controlling	Stockholders’
	Capital	Loss	Deficit	Interest	Equity
Balance at December 31, 2009	$9,060.1	$(1.4)	$(3,236.5)	$2.6	$5,824.8

Consolidated net income	—	—	163.1	1.5	164.6
Change in unrealized loss on investments, net tax of nil	—	(0.4)	—	—	(0.4)
Foreign currency translation loss, net tax of nil	—	(2.7)	—	—	(2.7)
Issuance of shares in connection with Employee Stock Purchase Plan	20.8	—	—	—	20.8
Exercise of stock options by employees, net of repurchases	101.2	—	—	—	101.2
Return of capital to noncontrolling interest	—	—	—	(2.0)	(2.0)
Retirement of common stock	(5.7)	—	(68.7)	—	(74.4)
Repurchases related to net issuances	—	—	(1.8)	—	(1.8)
Share-based compensation expense	40.6	—	—	—	40.6
Adjustment related to tax benefit from employee stock option plans	50.6	—	—	—	50.6

Balance at March 31, 2010	$9,267.6	$(4.5)	$(3,143.9)	$2.1	$6,121.3

		Accumulated
	Common Stock &	Other		Total
	Additional Paid-in-	Comprehensive	Accumulated	Stockholders’
	Capital	Loss	Deficit	Equity
Balance at December 31, 2008	$8,811.5	$(4.2)	$(2,905.9)	$5,901.4

Net income including noncontrolling interest	—	—	(4.5)	(4.5)
Change in unrealized loss on investments, net tax of nil	—	(3.6)	—	(3.6)
Foreign currency translation loss, net tax of nil	—	(10.5)	—	(10.5)
Issuance of shares in connection with Employee Stock Purchase Plan	19.3	—	—	19.3
Exercise of stock options by employees, net of repurchases	3.3	—	—	3.3
Retirement of common stock	(0.1)	—	(119.7)	(119.8)
Share-based compensation expense	33.6	—	—	33.6
Adjustment related to tax benefit from employee stock option plans	10.5	—	—	10.5

Balance at March 31, 2009	$8,878.1	$(18.3)	$(3,030.1)	$5,829.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 11. Employee Benefit Plans
Share-Based Compensation Plans
The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), Amended and Restated 1996 Stock Plan (the “1996 Plan”), as well as various equity incentive plans assumed through acquisitions. Under these plans the Company has granted (or in the case of acquired plans, assumed) stock options, and in certain plans RSUs and PSAs. In addition, the Company’s 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Plan) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year.
Stock Option Activities
The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2010 (in millions, except for per share amounts and years):

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Balance at January 1, 2010	67.4	$20.84
Options granted	5.0	28.77
Options canceled	(0.6)	20.96
Options exercised	(5.7)	18.03
Options expired	(0.3)	48.21

Balance at March 31, 2010	65.8	$21.55	4.6	$631.2

As of March 31, 2010:
Vested or expected-to-vest options	58.0	$21.42	4.4	$566.3
Exercisable options	41.7	$20.90	3.9	$436.3
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $30.68 as of March 31, 2010, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $59.2 million for the three months ended March 31, 2010. Total fair value of options vested for the three months ended March 31, 2010, was $27.5 million.
Restricted Stock Units and Performance Share Awards Activities
RSUs generally vest over a period of three to four years from the date of grant, and PSAs granted generally vest after three years provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and PSAs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes information about the Company’s RSUs and PSAs as of and for the three months ended March 31, 2010 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant-Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
Balance at January 1, 2010	9.1	$21.76
RSUs and PSAs granted	5.7	29.12
RSUs and PSAs vested	(1.8)	24.89
RSUs and PSAs canceled	(0.2)	20.91

Balance at March 31, 2010	12.8	$24.61	2.2	$393.7

As of March 31, 2010:
Vested and expected-to-vest RSUs and PSAs	8.3	$24.58	2.1	$254.1
In the three months ended March 31, 2010, the Company granted RSUs covering approximately 2.6 million shares of common stock under the 2006 Plan. Additionally, the Company granted PSAs covering approximately 3.1 million shares of common stock under the 2006 Plan. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.
Employee Stock Purchase Plan
The 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 1.0 million and nil shares of common stock through the 2008 Purchase Plan at an average price of $21.11 and nil per share during the three months ended March 31, 2010, and 2009, respectively. As of March 31, 2010, approximately 1.0 million shares had been issued under the 2008 Purchase Plan, and 9.4 million shares remained available for future issuance under the 2008 Purchase Plan.
Employees purchased approximately 1.6 million shares of common stock through the 1999 Employee Stock Purchase Plan at an average price of $12.04 per share in the three months ended March 31, 2009. Effective February 1, 2009, immediately following the conclusion of the offering period ended January 30, 2009, the 1999 Employee Stock Purchase Plan was discontinued, and no shares remained available for future issuance.
Shares Available for Grant
The following table presents the total number of shares available for grant under the 2006 Plan as of March 31, 2010 (in millions):

Number of
Shares
Balance at January 1, 2010	18.0
RSUs and PSAs granted (1)	(12.0)
Options granted	(5.0)
RSUs canceled (1)	0.4
Options canceled (2)	0.6
Options expired (2)	0.3

Balance at March 31, 2010	2.3

(1)	RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

(2)	Includes canceled or expired options under the 1996 Plan and the 2000 Plan that expired unexercised after May 18, 2006, which become available for grant under the 2006 Plan according to its terms.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Common Stock Reserved for Future Issuance
As of March 31, 2010, the Company had reserved an aggregate of approximately 90.3 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.
Share-Based Compensation Expense
The Company determines the fair value of its stock options utilizing the Black-Scholes-Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, risk-free interest rate, expected life, and dividend yield. The expected volatility is based on the implied volatility of market-traded options on the Company’s common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of a stock option award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from stock options that had not been exercised at the time. Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.
The Company determines the fair value of its RSUs and PSAs based upon the fair market value of the shares of the Company’s common stock at the date of grant.
The assumptions used and the resulting estimates of fair value for employee stock options and the employee stock purchase plan during the three months ended March 31, 2010, and 2009 were:

	Three Months Ended March 31,
	2010	2009
Employee Stock Options:
Volatility factor	37% - 41%	52% - 58%
Risk-free interest rate	2.1% - 2.2%	0.4% - 2.9%
Expected life (years)	4.3	4.3 – 5.8
Dividend yield	—	—
Fair value per share	$9.31 - $9.92	$6.02 - $7.57

Employee Stock Purchase Plan:
Volatility factor	35%	58%
Risk-free interest rate	1.7%	0.4%
Expected life (years)	0.5	0.5
Dividend yield	—	—
Weighted-average fair value per share	$6.19	$4.51
The Company expenses the cost of its stock options, on a straight line basis, over the vesting period. The Company expenses the cost of its RSUs ratably over the period during which the restrictions lapse. In addition, the Company estimates share-based compensation expense for its PSAs based on the vesting criteria and only recognizes expense for the portions of such awards for which annual targets have been set. The weighted-average fair value per share of RSUs and PSAs granted during these periods were:

	Three Months Ended March 31,
	2010	2009
Weighted-average fair value per share:
RSUs	$29.57	$15.09
PSAs	$28.77	$14.92

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs is recorded in the following cost and expense categories for the three months ended March 31, 2010, and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009 (1)
Cost of revenues — Product	$1.1	$1.1
Cost of revenues — Service	3.6	2.4
Research and development	17.0	14.7
Sales and marketing	11.7	10.2
General and administrative	7.2	5.2

Total	$40.6	$33.6

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
Share-based compensation expense of $40.6 million incurred during the three months ended March 31, 2010 included $20.1 million pertaining to employee stock options, $4.1 million pertaining to issuances through the employee stock purchase plan, and $16.3 million pertaining to RSU and PSA grants. Share-based compensation expense of $33.6 million recorded during the three months ended March 31, 2009 included $18.8 million pertaining to employee stock options, $3.9 million pertaining to issuances through the employee stock purchase plan, and $10.8 million pertaining to RSU and PSA grants.
As of March 31, 2010, approximately $146.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.7 years while approximately $120.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and unvested PSAs will be recognized over a weighted-average period of approximately 2.8 years.
401(k) Plan
The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirements, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $4.2 million and $3.8 million in the three months ended March 31, 2010, and 2009, respectively.
Deferred Compensation Plan
The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within investments, and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded as operating expenses in the condensed consolidated results of operations. The deferred compensation liability under the NQDC plan was approximately $6.1 million and $4.7 million as of March 31, 2010, and December 31, 2009, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 12. Segments
The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. The Company’s operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). The Infrastructure segment includes products from the E-, M-, MX-, and T-series router product families, EX-series switching products, as well as the circuit-to-packet products. The SLT segment consists primarily of Firewall virtual private network (“Firewall”) systems and appliances, SRX service gateways, secure socket layer (“SSL”) virtual private network (“VPN”) appliances, intrusion detection and prevention (“IDP”) appliances, the J-series router product family and wide area network (“WAN”) optimization platforms.
The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, research and development (“R&D”) expenses, sales and marketing expenses, and general and administrative (“G&A”) expenses. The CODM does not allocate certain miscellaneous expenses to its segments even though such expenses are included in the Company’s management operating income.
For arrangements with both Infrastructure and SLT products and services, revenue is attributed to the segment based on the underlying purchase order, contract, or sell-through report. Direct costs and operating expenses, such as standard costs, R&D, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on standard costs. Indirect operating expenses, such as sales, marketing, business development, and G&A expenses are generally allocated to each segment based on factors including headcount, usage, and revenue. The CODM does not allocate share-based compensation, amortization of purchased intangible assets, restructuring and impairment charges, gains or losses on equity investments, other net income and expense, income taxes, or certain other charges to the segments.
The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended March 31,
	2010	2009(1)
Net revenues:
Infrastructure:
Product	$556.1	$454.4
Service	122.6	112.8

Total Infrastructure revenues	678.7	567.2
Service Layer Technologies:
Product	165.1	133.5
Service	68.8	63.5

Total Service Layer Technologies revenues	233.9	197.0

Total net revenues	912.6	764.2
Operating income:
Infrastructure	176.5	111.9
Service Layer Technologies	35.1	13.1

Total management operating income	211.6	125.0
Amortization of purchased intangible assets (2)	(1.1)	(5.7)
Share-based compensation expense	(40.6)	(33.6)
Share-based payroll tax expense	(1.6)	(0.3)
Restructuring charges	(8.1)	(4.2)

Total operating income	160.2	81.2
Interest and other income, net	1.5	2.0
Loss on equity investment	—	(1.7)

Income before income taxes and noncontrolling interest	$161.7	$81.5

(1)	Prior period information has been reclassified to conform to the current period’s presentation.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Depreciation expense allocated to the Infrastructure segment was $24.7 million and $22.1 million in the three months ended March 31, 2010, and 2009, respectively. The depreciation expense allocated to the SLT segment was $9.5 million and $9.7 million in the three months ended March 31, 2010, and 2009, respectively.
The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2010	2009
Americas:
United States	$447.0	$314.9
Other	41.5	44.8

Total Americas	488.5	359.7
Europe, Middle East and Africa	264.0	223.2
Asia Pacific:
Japan	62.3	79.7
Other	97.8	101.6

Total Asia Pacific	160.1	181.3

Total	$912.6	$764.2

Verizon Communications, Inc. (“Verizon”) accounted for 11.2% and 10.0% of net revenues for the three months ended March 31, 2010, and 2009, respectively.
The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of March 31, 2010, and December 31, 2009, were attributable to U.S. operations. As of March 31, 2010, and December 31, 2009, property and equipment, held in the U.S. as a percentage of total property and equipment was 80% and 81%, respectively. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 13. Income Taxes
The Company recorded a tax benefit of $2.9 million, or an effective tax benefit rate of 1.8%, and a tax provision of $85.9 million, or an effective tax rate of 105%, for the three months ended March 31, 2010, and 2009, respectively. The effective tax rate for the three months ended March 31, 2010, differs from the federal statutory rate of 35% primarily due to a $54.1 million income tax benefit resulting from a change in the Company’s estimate of unrecognized tax benefits related to share-based compensation. This change in estimate was a result of the taxpayer favorable ruling by the U.S. Court of Appeals for the Ninth Circuit (the “Court”) in Xilinx Inc. v. Commissioner discussed below. The effective tax rate for the three months ended March 31, 2009, differed from the federal statutory rate of 35% primarily due to a $61.8 million charge, which resulted from changes in California income tax laws enacted during the Company’s first quarter of 2009, partially offset by the benefit of the federal Research and Development credit. The tax rates for the three months ended March 31, 2010, and 2009 were favorably impacted by the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.
On March 22, 2010, the Court overturned its May 27, 2009 decision in Xilinx v. Commissioner and affirmed the original U.S. Tax Court decision, which held in favor of the taxpayer. While Juniper Networks was not a named party to the case, the Court’s decision does eliminate the uncertainty regarding the benefit of the tax position taken by the Company in certain years prior to fiscal 2004 relative to the allocable transfer price of share-based compensation related to the Company’s intangible development costs. The Court’s decision affirms that the value of share-based compensation related to share-based compensation grants made prior to 2004 is not required to be included in cost sharing agreements between related parties. In light of the Court’s decision, the Company has determined that tax benefit recognized under its prior tax position is more likely than not to be sustained.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The gross unrecognized tax benefits decreased by approximately $72.5 million for the three months ended March 31, 2010. Interest and penalties for the three months ended March 31, 2010, decreased by approximately $5.9 million. The decrease in the gross unrecognized tax benefits and the accrued interest and penalties is primarily related to the change in estimate resulting from the Court’s decision in Xilinx v. Commissioner referenced above.
The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2004 through 2006 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively, and has received an inquiry from the Hong Kong tax authorities for the 2002 through 2008 tax years. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other income tax examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of March 31, 2010.
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
In July 2009, the India tax authorities commenced a separate investigation of our 2004 through 2008 tax returns and are disputing the Company’s determination of taxable income due to the cost basis of certain fixed assets. The Company accrued $4.6 million in penalties and interest in 2009 related to this matter. The Company understands that the India tax authorities may issue an initial assessment that is substantially higher than this amount. As a result, in accordance with the administrative and judiciary process in India, the Company may be required to make payments that are substantially higher than the amount accrued in order to ultimately settle this issue. The Company strongly believes that any assessment it may receive in excess of the amount accrued would be inconsistent with applicable India tax laws and intends to defend this position vigorously.
The Company is pursuing all available administrative procedures relative to the matters referenced above. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments, and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations. Although the Company believes a material effect is unlikely, there is a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, please see Note 14, Commitments and Contingencies, under the heading “IRS Notices of Proposed Adjustments.”
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. It is likely that the Company may reach agreement on certain issues and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $1.5 million within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 14. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of March 31, 2010 (in millions):

	Total	2010	2011	2012	2013	2014	Thereafter	Other
Operating leases	$302.6	$39.4	$44.6	$39.7	$31.0	$25.6	122.3	$—
Sublease rental income	(0.5)	(0.5)	—	—	—	—	—	—
Purchase commitments	110.8	110.8	—	—	—	—	—	—
Tax liabilities	97.7	1.5	—	—	—	—	—	96.2
Other contractual obligations	32.1	8.6	15.0	6.6	1.9	—	—	—

Total	$542.7	$159.8	$59.6	$46.3	$32.9	$25.6	$122.3	$96.2

Operating Leases
The Company leases its facilities under operating leases that expire at various times, the longest of which expires in November 2022. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $302.1 million as of March 31, 2010. Rent expense for the three months ended March 31, 2010, and 2009 was $14.1 million and $14.0 million, respectively.
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of March 31, 2010, there were NCNR component orders placed by the contract manufacturers with a value of $110.8 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of March 31, 2010, the Company had accrued $28.2 million based on its estimate of such charges.
Tax Liabilities
As of March 31, 2010, the Company had $97.7 million included in current and long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. It is reasonably possible that the Company may reach agreement on certain issues and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $1.5 million within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $96.2 million in liability due to uncertainties in the timing of tax audit outcomes.
Other Contractual Obligations
As of March 31, 2010, other contractual obligations primarily consisted of $1.3 million of indemnity-related escrows, $19.1 million remaining balance for a data center hosting agreement that requires payments through the end of April 2013, and $7.7 million under a software subscription agreement that requires payments through the end of January 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Guarantees
The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, and standby letters of credit for certain lease facilities. As of March 31, 2010, the Company had $32.1 million in guarantees and standby letters of credit and recorded a liability of $17.6 million related to a third-party customer-financing guarantee. As of December 31, 2009, the Company had $34.0 million in guarantees and standby letters of credit along with a liability of $21.9 million related to a third-party customer-financing guarantee.
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
On September 25, 2009, the Court certified a plaintiff class consisting of all persons and entities who purchased or otherwise acquired the Company’s securities from July 11, 2003 to August 10, 2006 inclusive, and were damaged thereby, including those who received or acquired Juniper Networks’ common stock issued pursuant to the registration statement on SEC Form S-4, dated March 10, 2004, for the Company’s merger with NetScreen Technologies Inc. and purchasers of Zero Coupon Convertible Senior Notes due June 15, 2008 issued pursuant to a registration statement on SEC Form S-3 dated November 20, 2003. Excluded from the class are the defendants and the current and former officers and directors of the Company, their immediate families, their heirs, successors, or assigns and any entity controlled by any such person.
On February 5, 2010, the Company and the lead plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. The settlement is contingent upon final approval by the Court. On April 12, 2010, the Court granted preliminary approval of the proposed settlement and scheduled a fairness hearing for August 30, 2010 to consider whether to grant final

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
approval of the settlement. Under the proposed settlement, the claims against the Company and its officers and directors will be dismissed with prejudice and released in exchange for a $169.0 million cash payment by the Company. The Company considers the proposed payment to be probable and reasonably estimable and, therefore, recorded the cash settlement amount as a pre-tax operating expense in its consolidated statement of operations for the fourth quarter ended December 31, 2009.
Calamore Proxy Statement Action
On March 28, 2007, an action titled Jeanne M. Calamore v. Juniper Networks, Inc., et al., No. C-07-1772-JW, was filed by Jeanne M. Calamore in the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the proxy statement for the Company’s 2006 Annual Meeting of Stockholders contained various false and misleading statements in that it failed to disclose stock option backdating information. As a result, the plaintiff seeks preliminary and permanent injunctive relief with respect to the Company’s 2006 Equity Incentive Plan, including seeking to invalidate the plan and all equity awards granted and grantable thereunder. On May 21, 2007, the Company filed a motion to dismiss, and the plaintiff filed a motion for preliminary injunction. On July 19, 2007, the Court issued an order denying the plaintiff’s motion for a preliminary injunction and dismissing the complaint in its entirety with leave to amend. The plaintiff filed an amended complaint on August 27, 2007, and the defendants filed a motion to dismiss on October 9, 2007. On August 13, 2008, the Court issued an order granting the Company’s motion to dismiss with prejudice, and entered final judgment in favor of the Company. On September 9, 2008, the plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Ninth Circuit. The plaintiff’s appeal was fully briefed and the Court of Appeals heard oral argument on the appeal on October 7, 2009. On February 5, 2010, the Ninth Circuit issued a memorandum decision affirming the District Court’s dismissal with prejudice. On February 19, 2010, plaintiff filed a Petition for Rehearing and Suggestion for Rehearing En Banc and on March 24, 2010, the Ninth Circuit denied that petition.
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
IRS Notices of Proposed Adjustments
In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. As of December 31, 2009, the IRS has not yet concluded its examinations of these returns. In September 2008, as part of its ongoing audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company’s business credits. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to this proposed.
In July 2009, the Company received a NOPA from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The asserted changes to the Company’s 2004 tax year would affect the Company’s income tax liabilities in tax years subsequent to 2003. Because of the NOPA, the estimated incremental tax liability would be approximately $807 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Division of the IRS. The Company strongly believes the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company’s previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether this matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes it has provided adequately for this matter, there is a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.
The Company has not reached a final resolution with the IRS on an adjustment the IRS proposed for the 1999 and 2000 tax years. The Company is also under routine examination by certain state and non-U.S. tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.
Note 15. Joint Venture
In 2009, the Company entered into an agreement to form a joint venture to provide a combined carrier Ethernet-based solution with NSN. Since inception, the Company has had a 60 percent interest in the joint venture. Both NSN and Juniper Networks are entitled to appoint two board members to the Board of the joint venture. The Board shall consist of four board members at all times.
Given the Company’s majority ownership interest in the joint venture, the venture’s financial results have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded to reflect the noncontrolling investor’s interest in the venture’s results. All intercompany transactions have been eliminated, with the exception of the noncontrolling interest.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 16. Subsequent Events
Stock Repurchases
Subsequent to March 31, 2010, through the filing of this report, the Company repurchased and retired approximately 1.3 million shares of its common stock for approximately $39.4 million through its 2008 Stock Repurchase Program at an average purchase price of $30.41 per share. The Company’s stock repurchase programs had aggregate remaining authorized funds of $1,204.8 million as of the report filing date. Purchases under the Company’s stock repurchase programs are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
Business Acquisition
In April 2010, the Company announced it had entered into a definitive agreement to acquire Ankeena Networks, Inc., a privately-held provider of new media infrastructure technology for a total consideration of less than $100 million in cash and assumed employee equity awards. The acquisition of Ankeena Networks was consummated on April 19, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the SEC, specifically the most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our critical accounting policies and estimates, see Note 2 “Critical Accounting Policies” to our Condensed Consolidated Financial Statements and our “Critical Accounting Policies and Estimates” section included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.
To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and a summary of the significant events that affected the most recent fiscal quarter and a discussion of the nature of our operating expenses. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited condensed consolidated financial statements and notes included in Item 1 of Part I of this report.

Executive Overview
Our performance for the first quarter of 2010 reflects the increase in market demand for networking and security products in response to the recovering economy and our customers’ growing networks. The increase in net revenues was due to the revenue growth in both the service provider and enterprise markets and strength in the Americas and Europe, the Middle East and Africa (“EMEA”) regions. While net revenues grew, we also controlled costs and continued to invest in our innovation and customer satisfaction initiatives.
The following table provides an overview of our key financial metrics for the three months ended March 31, 2010, and 2009 (in millions, except per share amounts and percentages):

	Three Months Ended March 31,
	2010	2009	$ Change	%Change
Net revenues	$912.6	$764.2	$148.4	19%

Operating income	$160.3	$81.2	79.1	97%
Percentage of net revenues	17.6%	10.6%
Net income (loss) attributable to Juniper Networks	$163.1	$(4.5)	167.6	N/M
Percentage of net revenues	17.9%	(0.6)%
Net income (loss) per share attributable to Juniper Networks common stock holders:
Basic	$0.31	$(0.01)	$0.32	N/M

Diluted	$0.30	$(0.01)	$0.31	N/M

N/M = not meaningful
•	Net revenues: Our net revenues increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to the recovering economy and increased demand from our enterprise and service provider customers. Net revenues increased in the Americas and the EMEA regions, partially offset by a decrease in the APAC region, in the three months ended March 31, 2010, compared to the same period in 2009.
•	Operating Income: Our operating income as well as operating margin increased in the three months ended March 31, 2010, compared to the same period in 2009. These increases were, in large part, due to the increase in revenues and our continued efforts to control expenses and improve efficiencies.
•	Net Income (Loss) Attributable to Juniper Networks and Net Income (Loss) Per Share Attributable to Juniper Networks Common Stock Holders: The net income attributable to Juniper Networks in the three months ended March 31, 2010, compared to the net loss attributable to Juniper Networks during the same period in 2009, is primarily due to the increase in revenues during the quarter and the non-recurring income tax benefit of $54.1 million we received from a change in estimate of unrecognized tax benefits related to share-based compensation. The change resulted from decision in the first quarter of 2010 of the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner.
•	Stock Repurchase Activity: In February 2010, our Board approved an additional stock repurchase program, which authorized the repurchase of up to $1.0 billion of our common stock. This new authorization is in addition to our 2008 Stock Repurchase Program. During the three months ended March 31, 2010, we repurchased 2.8 million shares of our common stock through our 2008 Stock Repurchase Program, at an average price of $27.04 per share for a total purchase price of $74.4 million.
•	Other Financial Highlights: Total deferred revenue increased $36.3 million to $789.9 million as of March 31, 2010, compared to $753.6 million as of December 31, 2009, primarily due to growth in our installed equipment base for maintenance and customer support contracts.

Business and Market Environment
We design, develop, and sell products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single network. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. High-performance networking is designed to provide fast, reliable and secure access to applications and services at scale. We offer a high-performance network infrastructure that includes IP routing, Ethernet switching, security and application acceleration solutions, as well as partnerships designed to extend the value of the network and worldwide services and support designed to optimize customer investments.
In the first quarter of 2010, we continued to deliver new and innovative, high-performance network infrastructure solutions. We announced our latest fabric chipset that will enable customers to upgrade their existing T-series core routers to a system capacity of 4 Terabits per second without service interruption. Additionally, we announced the new EX2200 line of fixed-configuration managed Ethernet switches that offers a plug-and-play solution that addresses access connectivity requirements of today’s high performance businesses. We achieved engineering milestones on our Stratus project, which advances our vision for future data center architecture. In the area of mobility, we announced Junos Pulse, a downloadable client software that provides secure connections across mobile devices including notebooks, netbooks, and smart-phones as well as non-mobile devices to a broad range of corporate applications for a better, simpler experience for users. On the partnership front, we announced several new and expanded mobility partnerships intended to deliver software and solutions for mobile operators and improve experience and economics of their networks. Additionally, in April 2010, we acquired Ankeena Networks, Inc., a privately-held provider of new media infrastructure technology for total consideration of less than $100 million in cash and assumption of employee equity awards.
The gradual recovery of the global economy during the first quarter of 2010 improved the purchasing behavior of our customers across all theaters for enterprise and among service providers in the Americas and EMEA. Macroeconomic indicators in Asia remain strong with the exception of Japan. In the first quarter of 2010, we continued to both invest in key research and development (“R&D”) projects that we believe will lead to future growth and remained focused on continuing our efforts to contain costs and allocate resources effectively.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Note 2, Summary of Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. The critical accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.
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
We adopted Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009. Under the new standards we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.
As a result of the adoption of ASU 2009-13 and ASU 2009-14, net revenues for the first quarter of 2010 were approximately $25 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products booked and shipped during the first quarter of 2010, which contained deliverables for which we were unable to demonstrate fair value pursuant to the previous standards. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.
For fiscal 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, and software and non-software components that function together to deliver the tangible products’ essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.
VSOE of fair value is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. When determining the best estimate of selling price, we apply management judgment by considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles.
For transactions initiated prior to the first quarter of 2010, revenue for arrangements with multiple elements, such as sales of products that include services, was allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to Accounting Standards Codification (“ASC”) Topic 985-605, Software – Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period. We account for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, our ability to recognize revenue in the future could be impacted by conditions imposed by our customers.

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
•	Contract Manufacturer Liabilities. We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers, and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers manufacture our products primarily in China, Malaysia, Mexico, and the U.S. We have employees in our manufacturing and operations organization who manage relationships with our contract manufacturers, manage our supply chain, and monitor product testing and quality. We generally do not own the components, and title to products transfers from the contract manufacturers to us and immediately to our customers upon shipment. Our independent contract manufacturers produce our products using design specifications, quality assurance programs, and standards that we establish, and they procure components and manufacture our products based on our demand forecasts. These forecasts are based on our estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish a provision for inventory, carrying costs, and obsolete material exposures for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecasted, which may be caused by factors outside of our control, we may incur charges for excess components, which could have an adverse impact on our gross margins and profitability. Supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times.
•	Warranty Costs. We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We accrue for warranty costs as part of our cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead cost are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials, technical labor costs, and associated overhead incurred. Should actual product failure rates, use of materials, or service delivery costs differ from our estimates, we may incur additional warranty costs, which could reduce gross margin.

•	Goodwill and Purchased Intangible Assets. We make significant estimates and assumptions when evaluating impairment of goodwill and other intangible assets on an ongoing basis, as well as when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a sustained decline in our market capitalization, (iii) significant slowdown in the worldwide economy or the networking industry, or (iv) failure to meet our forecasted operating results. We evaluate these assets on an annual basis as of November 1 or more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. Under the market approach, we estimate fair value of our reporting units based on market multiples of revenue or earnings for comparable companies. Under the income approach, we calculate fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of our intangible assets by determining whether the unamortized balances are greater than the sum of undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. The estimates we have used are consistent with the plans and estimates that we use to manage our business. If our actual results or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

•	Share-Based Compensation. We recognize share-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards (“PSAs”), and purchases under our Employee Stock Purchase Plan in accordance with FASB ASC Topic Compensation – Stock Compensation (“FASB ASC Topic 718”). Share-based compensation expense for expected-to-vest share-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

We utilize the Black-Scholes-Merton (“BSM”) option-pricing model in order to determine the fair value of stock options. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time. We determine the fair value of RSUs and PSAs based on the closing market price of our common stock on the grant date. In addition, we estimate stock compensation expense for our PSAs based on the vesting criteria and only recognize expense for the portions of such awards for which annual targets have been set.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded share-based compensation expense could be different.
•	Income Taxes. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in FASB ASC Topic – Income Taxes (“FASB ASC Topic 740”). To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize and measure potential liabilities based our estimate of whether, and the extent to which, additional taxes will be due.

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

Significant judgment is also required in evaluating our uncertain tax positions under FASB ASC Topic 740 and determining our provision for income taxes. Although we believe our reserves under FASB ASC Topic 740 are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made as it was during the first quarter of 2010, when we recorded a non-recurring income tax benefit as a result of a taxpayer favorable federal appellate court ruling in Xilinx, Inc. v. Commissioner. The provision for income taxes includes the effect of reserves under FASB ASC Topic 740 and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

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

From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. For a discussion of current litigation, please see Note 14, Commitments and Contingencies, under the heading “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Net revenues:
Product	$721.2	$587.9	$133.3	23%
Percentage of net revenues	79.0%	76.9%
Service	191.4	176.3	15.1	9%
Percentage of net revenues	21.0%	23.1%

Total net revenues	$912.6	$764.2	$148.4	19%

Our net product revenues increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily because of the increase in Infrastructure product sales to service provider and enterprise customers in the Americas and EMEA regions and SLT product sales to service provider customers in the Americas region. The increased spending patterns were the result of the improved macroeconomic environment as compared to the first quarter of 2009. Our net service revenues increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to strong service contract renewals and an increase in revenues related to resident engineer services for our enterprise customers in the Americas region.
Infrastructure Segment Revenues
The following table presents net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009	$ Change	%Change
Net Infrastructure segment revenues:
Infrastructure product revenue	$556.1	$454.4	$101.7	22%
Percentage of net revenues	60.9%	59.4%
Infrastructure service revenue	122.6	112.8	9.8	9%
Percentage of net revenues	13.5%	14.8%

Total Infrastructure segment revenues	$678.7	$567.2	$111.5	20%

Percentage of net revenues	74.4%	74.2%
Infrastructure — Product
For the three months ended March 31, 2010, the increase in Infrastructure product revenue was primarily attributable to revenue growth from our MX-series routers and EX-series switches, slightly offset by decreased revenue from our M-series routers. From a geographical and market perspective, during the three months ended March 31, 2010, we experienced revenue growth in the enterprise market across all regions and in the service provider market in the Americas and EMEA regions. These increases were partially offset by a decrease in service provider revenues in the APAC region.
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

	Three Months Ended March 31,
	2010	2009	Unit Change	% Change
Infrastructure chassis revenue units (1)	2,610	2,961	(351)	(12)%
Infrastructure ports shipped (1)	111,156	86,036	25,120	29%

(1)	Excludes modular and fixed configuration EX-series Ethernet switching products and circuit-to-packet products.
Infrastructure port shipments increased despite the decrease in chassis revenue units in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in the shipments of MX-series products, which generally contain a higher number of ports per chassis.
Infrastructure — Service
A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support. The increase in Infrastructure service revenue for the three months ended March 31, 2010, was primarily driven by the increased revenue from new product sales, strong service contract renewals, and an increase in revenues related to resident engineer services. From a geographical and market perspective, the increase in Infrastructure service revenues was primarily due to an increase in Infrastructure service revenues from the enterprise market across all regions and the service provider market in the EMEA and APAC regions, partially offset by a decrease in the Americas service provider market.
SLT Segment Revenues
The following table presents net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009	$ Change	%Change
Net SLT segment revenues:
SLT product revenue	$165.1	$133.5	$31.6	24%
Percentage of net revenues	18.1%	17.5%
SLT service revenue	68.8	63.5	5.3	8%
Percentage of net revenues	7.5%	8.3%

Total SLT segment revenues	$233.9	$197.0	$36.9	19%

Percentage of net revenues	25.6%	25.8%
SLT — Product
We experienced an increase in SLT product revenue in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in revenue from our SRX service gateway products partially offset by declines in revenue generated by older high-end firewall products. From a geographical and market perspective, the revenue growth we experienced for the three months ended March 31, 2010, was primarily from the service provider market in the Americas and the enterprise market in EMEA and APAC regions.

The following table presents SLT revenue units recognized:

	Three Months Ended March 31,
	2010	2009	Unit Change	% Change
SLT revenue units	54,508	43,522	10,986	25%
SLT revenue units increased in the three months ended March 31, 2010, compared to the same period in 2009, which was commensurate with the year-over-year growth of SLT product revenue.
SLT — Service
The increase in SLT service revenue was primarily driven by strong demand for support contracts attached with new product sales, strong service contract renewals, and an increase in revenues related to resident engineer services. From a geographical and market perspective, the increase in SLT service revenues was primarily due to an increase in SLT revenues from the service provider market across all three regions and the enterprise market in the Americas and EMEA regions.
Net Revenues by Geographic Region
The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Americas:
United States	$447.0	$314.9	$132.1	42%
Other	41.5	44.8	(3.3)	(7)%

Total Americas	488.5	359.7	128.8	36%
Percentage of net revenues	53.5%	47.1%
Europe, Middle East, and Africa	264.0	223.2	40.8	18%
Percentage of net revenues	29.0%	29.2%
Asia Pacific:
Japan	62.3	79.7	(17.4)	(22)%
Other	97.8	101.6	(3.8)	(4)%

Total Asia Pacific	160.1	181.3	(21.2)	(12)%
Percentage of net revenues	17.5%	23.7%

Total	$912.6	$764.2	$148.4	19%

Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenues in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increased demand in the United States, partially offset by weakness in Canada. In the United States, net revenues increased in absolute dollars and as a percentage of total net revenue, in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increased product demand from service provider and enterprise customers.
Net revenues in EMEA increased in absolute dollars in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increased demand in Germany, U.K., and Ireland. We experienced revenue increases in the service provider market and to a lesser extent, the enterprise market. Net revenue in EMEA as a percentage of total net revenues decreased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to the strength of the Americas region.
Net revenues in APAC decreased in absolute dollars and as a percentage of total net revenues in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to lower revenue in Japan. The decrease in net revenues from the APAC region was largely driven by reduced service provider demand, partially offset by an increase in demand from enterprise customers in the three months ended March 31, 2010, compared to the same period in 2009.

Net Revenues by Market and Customer
The following table presents the total net revenues by market (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009	$ Change	%Change
Service Provider	$593.2	$520.5	$72.7	14%
Percentage of net revenues	65.0%	68.1%
Enterprise	319.4	243.7	75.7	31%
Percentage of net revenues	35.0%	31.9%

Total	$912.6	$764.2	$148.4	19%

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
Net revenues to the service provider market increased in absolute dollars in the three months ended March 31, 2010, compared to the same period of 2009, primarily due to our customers’ increased investment in new network build-outs and purchases of additional networking capacity to support network growth. Service provider revenue decreased as a percentage of net revenues in the three months ended March 31, 2010, compared to the same quarter a year ago, primarily due to the relative strength in the enterprise market. Net revenues to the enterprise market increased in absolute dollars and as a percentage of total net revenues in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a combination of revenue growth from our EX-series switching products, which were introduced in the first quarter of 2008 and our continued focus on the enterprise market.
Verizon accounted for 11.2% and 10.0% of our net revenues for the three months ended March 31, 2010, and 2009, respectively.
Cost of Revenues
The following table presents cost of product and service revenues and the related gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009 (1)	$ Change	% Change
Cost of revenues:
Product	$222.4	$193.1	$29.3	15%
Percentage of net revenues	24.4%	25.3%
Service	78.2	68.8	9.4	14%
Percentage of net revenues	8.5%	9.0%

Total cost of revenues	$300.6	$261.9	$38.7	15%

Percentage of net revenues	32.9%	34.3%
Gross margin:
Product gross margin	$498.8	$394.8	$104.0	26%
Percentage of product revenues	69.2%	67.2%
Service gross margin	113.2	107.5	5.7	5%
Percentage of service revenues	59.1%	61.0%

Total gross margin	$612.0	$502.3	$109.7	22%

Percentage of net revenues	67.1%	65.7%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.

The cost of product revenues increased in absolute dollars in the three months ended March 31, 2010, compared to the same period in 2009, primarily due an increase in spending on freight and an increase in warranty provision. Product gross margin and product gross margin as a percentage of product revenues increased primarily due to our continued efforts to manage cost and a change in geographical mix in countries in which we sell our products at higher gross margins. Most of our manufacturing, repair, and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for standard product costs. As of March 31, 2010, and 2009, we had 251 and 232 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
The cost of service revenues increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increased headcount and increased spending on service-related spares to enhance our response to customer needs. Service-related headcount increased by 8%, to 862 employees in the three months ended March 31, 2010, compared to 796 employees in the same period of 2009. Total personnel-related costs as a percentage of service revenues were approximately 20% in the three months ended March 31, 2010, compared to 19% in the same period in 2009. The increase in personnel-related charges as a percentage of service revenues is primarily due to overall growth of the Company as we expand to meet customer needs. Facilities and information technology (“IT”) expenses related to cost of service revenues remained relatively flat in the three months ended March 31, 2010, compared to the same period in 2009. The decrease in cost of service revenues and operating expenses, including R&D, sales and marketing, and general and administrative (“G&A”) expenses, due to foreign currency fluctuation was approximately 2% and 3% in the three months ended March 31, 2010, and 2009, respectively.
Service gross margin increased in absolute dollars primarily due to increased service revenues while service gross margin percentage decreased primarily as a result of higher service costs driven by increased headcount and higher spares purchases to support the continued growth in the business.
Facility and IT departmental costs are allocated to costs and operating expense based on usage and headcount, respectively. Such costs increased by $2.9 million in the three months ended March 31, 2010, compared to the same period in 2009 due to an increase in headcount and the continued build-out of our domestic and international development and test centers as well as applications to support our internal operations. Facility and IT related headcount was 318 employees as of March 31, 2010, compared to 247 employees as of March 31, 2009. We expect to continue investment in our company-wide IT infrastructure.
Operating Expenses
Personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, have historically been the primary driver of our operating expenses, and we expect this trend to continue. We increased our total headcount by 7% to 7,453 employees as of March 31, 2010, from 6,975 employees as of March 31, 2009, due to increases in almost all of our organizations. During the first quarter of 2010, our headcount increased by approximately 218 employees compared to the fourth quarter of 2009, primarily due to our effort to grow our business.
The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009 (1)	$ Change	% Change
Research and development	$207.0	$185.4	$21.6	12%
Sales and marketing	192.4	187.9	4.5	2%
General and administrative	43.1	39.2	3.9	10%
Amortization of purchased intangible assets	1.1	4.4	(3.3)	(75)%
Restructuring charges	8.1	4.2	3.9	93%

Total operating expenses	$451.7	$421.1	$30.6	7%

Operating income	$160.3	$81.2	$79.1	97%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.

The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended March 31,
	2010	2009 (1)
Research and development	22.7%	24.3%
Sales and marketing	21.1%	24.5%
General and administrative	4.7%	5.1%
Amortization of purchased intangible assets	0.1%	0.6%
Restructuring charges	0.9%	0.6%

Total operating expenses	49.5%	55.1%

Operating income	17.6%	10.6%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
R&D expenses increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. R&D expenses primarily consist of personnel-related expenses and other costs related to product development. Personnel-related costs increased $19.2 million, or 16%, to $136.4 million in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an 8% increase in headcount in our engineering organization, from 3,188 to 3,458 employees, to support continued product innovation. Outside consulting and other development expense also increased to support our product innovation initiatives. Additionally, facilities and IT expenses, related to the R&D organization, increased to support these engineering efforts.
Sales and marketing expenses increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in personnel-related expenses of $17.4 million. The increase was primarily due to an increase in commission expense of $5.8 million and bonus expense of $3.9 million due to higher revenues during the first quarter of 2010, whereas headcount decreased from 2,164 to 2,152 employees due to restructuring of the sales and marketing organization throughout 2009 and into the first quarter of 2010. Additionally, facilities and IT expenses related to the sales and marketing organizations, decreased due to the slight decrease in worldwide sales and marketing headcount.
G&A expenses increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in personnel-related expenses and outside professional services. Personnel-related costs increased by $5.7 million in the three months ended March 31, 2010, compared to the same periods in 2009, primarily due to an 18% increase in headcount in our worldwide G&A functions, from 348 to 412 employees, in anticipation of future growth in our business. Outside professional service fees slightly decreased in the three months ended March 31, 2010, compared to the same periods in 2009, due to a decline in legal fees and business process re-engineering costs. Facilities and IT expenses related to the G&A organization were relatively flat, in absolute dollars, in the first quarter of 2010, compared to the first quarter of 2009.
Amortization of purchased intangible assets decreased in the three months ended March 31, 2010, compared to the same period in 2009, due to a decrease in amortization expense of certain purchased intangible assets that fully amortized in 2009.
We incurred $8.1 million and $4.2 million of restructuring charges in the three months ended March 31, 2010, and 2009, respectively, as a result of the implementation of a restructuring plan as part of our 2009 cost reduction initiatives (the “2009 Restructuring Plan”). For the remainder of 2010, we do not expect to incur significant charges in connection with the 2009 Restructuring Plan. See Note 7, Other Financial Information in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of restructuring charges.

Net Interest and Other Income, Loss on Equity Investment, and Income Tax (Benefit) Provision
The following table presents net interest and other income, loss on equity investment, and income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Interest and other income, net	$1.5	$2.0	$(0.5)	(25)%
Percentage of net revenues	0.1%	0.3%
Loss on equity investment	—	(1.7)	1.7	N/M
Percentage of net revenues	N/M	(0.2)%
Income tax (benefit) provision	(2.9)	85.9	(88.8)	(103)%
Percentage of net revenues	(0.3)%	11.2%
Net interest and other income decreased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to lower interest rates and an increase in interest expense from our customer financing arrangements.
In the three months ended March 31, 2009, we recognized an impairment loss of $1.7 million on our equity investment for changes in fair value that we deemed were other-than-temporary. We had no impairment losses in the three months ended March 31, 2010.
We recorded a tax benefit of $2.9 million, or an effective tax benefit rate of 1.8%, and a tax provision of $85.9 million or an effective tax rate of 105%, for the three months ended March 31, 2010, and 2009, respectively. The effective tax rate for the three months ended March 31, 2010, differs from the federal statutory rate of 35% primarily due to a $54.1 million income tax benefit resulting from a realized change in our estimate of unrecognized tax benefits related to share-based compensation. This change in estimate was a result of the taxpayer favorable ruling by the U.S. Court of Appeals for the Ninth Circuit (the “Court”) in Xilinx Inc. v. Commissioner. The effective tax rate for the three months ended March 31, 2009 differed from the federal statutory rate of 35% primarily due to a $61.8 million charge which resulted from changes in California income tax laws enacted during the Company’s first quarter of 2009, partially offset by the benefit of the federal Research and Development credit. The tax rates for the three months ended March 31, 2010 and 2009 were favorably impacted by the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.
For a further explanation of our income tax provision, see Note 13, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Segment Information
For a description of the products and services for each segment, See Note 12, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.
Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009(1)	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$556.1	$454.4	$101.7	22%
Service	122.6	112.8	9.8	9%

Total Infrastructure revenues	678.7	567.2	111.5	20%
Service Layer Technologies:
Product	165.1	133.5	31.6	24%
Service	68.8	63.5	5.3	8%

Total Service Layer Technologies revenues	233.9	197.0	36.9	19%

Total net revenues	912.6	764.2	148.4	19%
Operating income:
Infrastructure	176.5	111.9	64.6	58%
Service Layer Technologies	35.1	13.1	22.0	168%

Total management operating income	211.6	125.0	86.6	69%
Amortization of purchased intangible assets	(1.1)	(5.7)	4.6	(81)%
Share-based compensation expense	(40.6)	(33.6)	(7.0)	21%
Share-based payroll tax expense	(1.6)	(0.3)	(1.3)	433%
Restructuring charges	(8.1)	(4.2)	(3.9)	93%

Total operating income	160.2	81.2	79.0	97%
Interest and other income, net	1.5	2.0	(0.5)	(25)%
Loss on equity investment	—	(1.7)	1.7	100%

Income before income taxes and noncontrolling interest	$161.7	$81.5	$80.2	98%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.

The following table presents financial information for each segment as a percentage of total net revenues:

	Three Months Ended
	March 31,
	2010	2009(1)
Net Revenues:
Infrastructure:
Product	60.9%	59.4%
Service	13.5%	14.8%

Total Infrastructure revenues	74.4%	74.2%
Service Layer Technologies:
Product	18.1%	17.5%
Service	7.5%	8.3%

Total Service Layer Technologies revenues	25.6%	25.8%

Total net revenues	100.0%	100.0%

Operating income:
Infrastructure	19.3%	14.7%
Service Layer Technologies	3.9%	1.7%

Total management operating income	23.2%	16.4%
Amortization of purchased intangible assets	(0.1)%	(0.8)%
Share-based compensation expense	(4.4)%	(4.4)%
Share-based payroll tax expense	(0.2)%	—
Restructuring charges	(0.9)%	(0.6)%

Total operating income	17.6%	10.6%
Interest and other income, net	0.1%	0.2%
Loss on equity investment	—	(0.1)%

Income before income taxes and noncontrolling interest	17.7%	10.7%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Net Revenues.”
Infrastructure segment operating income increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to revenue increases discussed in the section above titled “Net Revenues.” Infrastructure product gross margin and gross margin percentage increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to our continued efforts to manage costs and a change in geographic mix that favored higher margin regions.
In the three months ended March 31, 2010, compared to the same period in 2009, our R&D expense increased in absolute dollars as we continued our R&D investment efforts to produce innovative products and expand our Infrastructure product portfolio. Our sales and marketing expenses also increased in absolute dollars as we amplified our efforts to reach enterprise and service provider customers. In the three months ended March 31, 2010, compared to the same period in 2009, R&D expense and sales and marketing expense each decreased as a percentage of Infrastructure net revenues primarily due to the increase in net revenues. We allocate sales and marketing, G&A, and facility and IT expenses to the Infrastructure segment generally based upon revenue, usage, and headcount.
SLT Segment
An analysis of the change in revenue for the SLT segment, and the change in units, can be found above in the section titled “Net Revenues.”
SLT segment operating income increased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to revenue growth discussed above in the section titled “Net Revenues.” SLT product gross margin and gross margin percentage was relatively flat in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to our cost cutting initiatives, offset by product mix and pricing. R&D related costs increased in absolute dollars in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to our continued efforts to expand our product features and functionality based upon the trends in the marketplace. Additionally, sales and marketing expenses increased in absolute dollars in the three months ended March 31, 2010, compared to the same period in 2009, as we increased our efforts to reach enterprise and service provider customers. In the three months ended March 31, 2010, compared to the same period in 2009, R&D expense and sales and marketing expense each decreased as a percentage of SLT net revenues primarily due to the increase in net revenues. We allocate sales and marketing, G&A, as well as facility and IT expenses to the SLT segment generally based on revenue, usage, and headcount. We have historically experienced seasonality and fluctuations in the demand for our SLT products, which may result in greater variations in our quarterly revenue. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first quarter.
Amortization of Purchased Intangible Assets, Share-Based Compensation and Related Payroll Tax Expense, Restructuring Charges, Net Interest and Other Income, and Loss on Equity Investment.
See “Operating Expenses” and “Net Interest and Other Income, Loss on Equity Investment, and Income Tax (Benefit) Provision” sections above for further discussion.
Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess quarterly operating results:

	Three Months Ended March 31,
	2010	2009
Days sales outstanding (“DSO”) (a)	40	43
Book-to-bill ratio(b)	<1	>1

(a)	We calculate DSO at the end of the applicable quarter based on the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO decreased in the first quarter of 2010, compared to the first quarter of 2009, primarily due to the Company’s strong cash collection efforts during the quarter.

(b)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the period.
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
Overview
Historically, we have funded our business primarily through our operating activities and the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	March 31,	December 31,
	2010	2009	$ Change	% Change
Working capital	$1,741.8	$1,503.2	$238.6	16%

Cash and cash equivalents	$1,723.9	$1,604.7	$119.2	7%
Short-term investments	592.7	570.5	22.2	4%
Long-term investments	450.5	483.5	(33.0)	(7)%

Total cash, cash equivalents and investments	$2,767.1	$2,658.7	$108.4	4%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $238.6 million in the three months ended March 31, 2010, primarily due to an increase in cash, cash equivalents, and short-term investments. The increase in cash and cash equivalents was primarily due to cash generated from operations and proceeds from common stock issued to employees. An analysis of the increase in cash and cash equivalents can be found below in the section titled “Summary of Cash Flows.” The increase in short-term investments, was due to the shift of funds as long term investments reached maturity with one year or less.
Stock Repurchase Activities
In February 2010, our Board approved an additional stock repurchase program (the “2010 Stock Repurchase Program”), which authorized us to repurchase of up to $1.0 billion of our common stock. This new authorization is in addition to the stock repurchase program approved by the Board in March 2008 (the “2008 Stock Repurchase Program”), which also enabled us to repurchase up to $1.0 billion of our common stock.
During the three months ended March 31, 2010, we repurchased approximately 2.8 million shares of our common stock at an average price of $27.04 per share for an aggregate purchase price of $74.4 million under the 2008 Stock Repurchase Program and 2010 Stock Repurchase Program. As of March 31, 2010, these stock repurchase programs had remaining aggregate authorized funds of $1,244.2 million.
All shares of common stock purchased under our stock repurchase programs have been retired. Future share repurchases under our stock repurchase programs will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
Summary of Cash Flows
In the three months ended March 31, 2010, cash and cash equivalents increased by $119.2 million. This increase was the result of cash generated by our operating and financing activities of $88.5 million and $63.3 million, respectively, partially offset by cash used in our investing activities of $32.6 million.
Operating Activities
We generated cash from operating activities of $88.5 million in the three months ended March 31, 2010, compared to $163.9 million in the same period of 2009. The decrease of $75.4 million in the 2010 period compared to a year ago was chiefly due to:
•	Net income of $164.6 million adjusted by non-cash charges of $42.8 million for the three months ended March 31, 2010, as compared to net loss of $4.5 million adjusted by non-cash charges of $118.1 million for the same period in 2009. Net income increased primarily as a result of the increase in revenues during the quarter and the non-recurring income tax benefit of $54.1 million we received from a change in estimate of unrecognized tax benefits related to share-based compensation. The change resulted from the decision in the first quarter of 2010 of the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner. The non-cash charges primarily related to depreciation and amortization expenses, share-based compensation, loss on equity investment, excess tax benefits from employee share-based compensation, and deferred income taxes.
•	Net changes in operating assets and liabilities resulted in cash outflow of $118.9 million during the three months ended March 31, 2010, compared to cash inflow of $50.2 million for the same period in 2009. The decrease of $169.1 million was primarily attributable to a decrease in other accrued litigation due to payments of $169.3 million during the first quarter of 2010. The decrease in accounts payable and accrued compensation was less in the first quarter of 2010 as compared to the first quarter of 2009, primarily due to the timing of payment to our suppliers and lower commission and bonus payout in the first quarter of 2010, as compared to the same period in 2009.

Investing Activities
For the three months ended March 31, 2010, net cash used by investing activities was $32.6 million compared to $63.3 million of net cash used by investing activities in the three months ended March 31, 2009. The change was primarily due to $12.8 million of proceeds from sales and maturities of investments, net of purchases in the first quarter of 2009 as compared to $30.0 million of investment purchases, net of sales and maturities, for the same period a year ago.
Financing Activities
Net cash generated by financing activities was $63.3 million for the three months ended March 31, 2010 compared to $114.7 million used in financing activities during the same period in 2009. In the three months ended March 31, 2010, we generated cash proceeds of $118.9 million from common stock issued to employees, compared to cash proceeds of $22.6 million for the same period a year ago. This increase was partially offset by cash usage of $76.2 million to repurchase our common stock, as compared to $119.7 million in the same period in 2009. The significant increase in funds from the common stock issuances, which mostly related to employee stock option exercises, was driven primarily by the higher stock prices during the quarter ended March 31, 2010, as compared to 2009.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2010.
Contractual Obligations
Our principal commitments primarily consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 2.0 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in November 2022. As of March 31, 2010, future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $302.1 million, of which $38.9 million will be paid over the remaining nine months of 2010.
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by us place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. As of March 31, 2010, there were NCNR component orders placed by the contract manufacturers with a value of $110.8 million. The contract manufacturers use the components to build products based on our forecasts and on purchase orders that we have received from customers. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet our forecast or customer orders. As of March 31, 2010, we had accrued $28.2 million based on our estimate of such charges.
As of March 31, 2010, we included $97.7 million in current and long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. It is reasonably possible that we may reach agreement on certain issues and, as a result, the amount of the liability for unrecognized tax benefits may decrease by approximately $1.5 million within the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the additional $96.2 million in liabilities due to uncertainties in the timing of tax audit outcomes.

As of March 31, 2010, other contractual obligations primarily consisted of indemnity-related escrows of $1.3 million, $19.1 million remaining balance for a data center hosting agreement that requires payments through the end of April 2013, and $7.7 million under a software subscription agreement that requires payments through the end of January 2011.
Business Acquisition
In April 2010, we announced that we had entered into a definitive agreement to acquire Ankeena Networks, Inc., a privately-held provider of new media infrastructure technology for a total consideration of less than $100 million in cash and assumed employee equity awards. The acquisition of Ankeena Networks was consummated on April 19, 2010.
Liquidity and Capital Resource Requirements
Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our stock repurchase programs, our liquidity may be impacted. As of March 31, 2010, we have over 50% of our cash and investment balances held outside of the U.S., which may be subject to U.S. taxes if repatriated.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:
•	the overall levels of sales of our products, the mix of product sales, and gross profit margins;
•	our business, product, capital expenditures and R&D plans;
•	repurchases of our common stock;
•	incurrence and repayment of debt;
•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;
•	volume price discounts and customer rebates;
•	the levels of accounts receivable that we maintain;
•	acquisitions and/or funding of other businesses, assets, products, or technologies;
•	changes in our compensation policies;
•	capital improvements for new and existing facilities;
•	technological advances;
•	our competitors’ responses to our products and/or pricing;
•	our relationships with suppliers, partners, and customers;
•	possible future investments in raw material and finished goods inventories;

•	expenses related to future restructuring plans, if any;
•	tax expense associated with share-based awards;
•	issuance of share-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;
•	the level of exercises of stock options and stock purchases under our equity incentive plans; and
•	general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.
Factors That May Affect Future Results
A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. In addition, as of March 31, 2010, over 50% of our cash and marketable securities were held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the three months ended March 31, 2010, and 2009, related to the sales of our investments.
Foreign Currency Risk and Foreign Exchange Forward Contracts
Periodically, we use derivatives to hedge against fluctuations in foreign exchange rates. We do not enter into derivatives for speculative or trading purposes.
We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other income and expense, net, in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities of approximately two months.
Our sales and costs of revenues are primarily denominated in U.S. dollars. Our cost of service revenue and operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenue and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the condensed consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the three months ended March 31, 2010, and 2009, in other income and expense, net, on our condensed consolidated statements of operations. The decrease in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 2% and 3% in the three months ended March 31, 2010, and 2009, respectively.
Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a publicly-traded equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities in our condensed consolidated balance sheets. The aggregate fair value of our marketable equity securities was $5.5 million and $5.4 million as of March 31, 2010, and December 31, 2009, respectively. Additionally, our non-qualified deferred compensation (“NQDC”) plan may also hold publicly-traded securities. Investments under the NQDC plan are considered trading securities and are reported at fair value on our condensed consolidated balance sheets. As of March 31, 2010, and December 31, 2009, the total investment under the NQDC plan was $6.1 million and $4.7 million, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.
In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $18.6 million and $13.9 million as of March 31, 2010, and December 31, 2009, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Attached, as exhibits to this report are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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
Changes in Internal Controls
We have initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. In the first quarter of 2010, we implemented a major upgrade of our CRM system. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors That May Affect Future Results
Investments in equity securities of publicly-traded companies involve significant risks. The market price of our stock has historically reflected a higher multiple of expected future earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes or other factors, could trigger, and have triggered in the past, significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including, but not limited to, the following factors, that could affect our stock price.
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
The factors that may affect the unpredictability of our quarterly results include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in geographies in which our products and services are sold, changing market conditions, including current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions, and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters.
As a result of these risk factors, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below the expectations of securities analysts or investors, in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.
Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.
Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion have recently resulted, and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast sales and operating results and our ability to forecast and manage our contract manufacturer relationships. In addition, recent turmoil in the global financial markets and associated economic weakness, or recession, particularly in the United States and Europe, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to continued reduced demand for our products and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short-term.
Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.
A limited number of our customers comprise a significant portion of our revenues and any decrease in revenues from these customers could have an adverse effect on our net revenues and operating results.
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues for the three months ended March 31, 2010 and March 31, 2009. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Changes in the business requirements, vendor selection, or purchasing behavior of our key customers or potential new customers could significantly decrease sales to such customers. In addition, the recent disruption in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Any of these factors could adversely affect our business, financial condition, and results of operations.
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
Competition is intense in the markets that we address. The infrastructure market has historically been dominated by Cisco with other companies such as Alcatel-Lucent, Brocade, Ericsson, Extreme Networks, Hewlett Packard Company, and Huawei providing products to a smaller segment of the market. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, merged with Alcatel, a competitor of ours. As a result of becoming a competitor, their resale of our products declined subsequent to the merger, and we ultimately terminated our reseller agreement. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.
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
Some of our business processes depend upon our IT systems, the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enable them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted communications with China, where a significant part of our manufacturing occurs.
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
We have initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning (“ERP”) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.
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
For example, in 2008, we announced new products designed to address the Ethernet switching market, a market in which we had not had a historical presence. In addition, in 2009, we announced plans to develop and introduce new data center products with our Project Stratus and mobility solutions with our Project Falcon. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.
Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.
Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the R&D tax credit laws; transfer pricing adjustments related to certain acquisitions including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; tax effects of share-based compensation; costs related to intercompany restructurings; or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.
For example, in 2009, we received a proposed adjustment from the IRS claiming that we owe additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. As a result of the proposed adjustment, the incremental tax liability would be approximately $807 million excluding interest and penalties. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in our favor. Regardless of whether this matter is resolved in our favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for this matter, there is a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays, which would harm our business.
We provide demand forecasts to our contract manufacturers and the manufacturers order components and plan capacity based on these forecasts. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.
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
We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. Each of these factors could adversely affect our business, financial condition, and results of operations.

Telecommunications companies and other large companies generally require more onerous terms and conditions of their vendors. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.
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
For example, many customers in this class have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, require us to defer revenue recognition from such sales, which may negatively affect our business, financial condition, and results of operations.
We adopted Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009. Under these new rules, we allocate revenue to each element of a multiple element arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We allocate each separable element of an arrangement to the total arrangement consideration. While the new standards allow us to recognize revenue related to elements that have been delivered, we are required to defer revenue allocated to undelivered elements as of the balance sheet date.
For multiple element arrangements entered into prior to the first quarter of 2010, our accounting policies require VSOE of fair value of the undelivered elements to separate the components and to account for elements of the arrangement separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain VSOE of fair value for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered, or if the only undelivered element is maintenance revenue, we would recognize revenue ratably over the contractual maintenance period, which is generally one year, but could be substantially longer.
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
In addition, we rely upon equity compensation to help recruit, retain and motivate our employees. At our 2010 annual meeting of stockholders, to be on May 12, 2010, we have asked our stockholders to authorize additional shares for grant under our 2006 Equity Incentive Plan (the “2006 Plan”), which is the only plan under which we currently grant stock options, restricted stock units and performance shares to our employees. If more shares are not authorized by our stockholders for grant under the 2006 Plan, we will be significantly limited in our ability to grant equity awards to recruit new employees or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in high technology industries such as ours. Accordingly, our ability to hire, retain, and motivate current and prospective employees would be harmed, the result of which could negatively impact our business operations.
We are a party to lawsuits, which are costly to defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business, financial condition, and results of operations.
We and certain of our current and former officers and current and former members of our Board of Directors are subject to various lawsuits. For example, we are a party to a number of patent infringement and other lawsuits. In addition, we have been served with lawsuits related to certain matters related to securities, a description of which can be found in Note 14, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor or that tentative settlements will become final. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Such costs of defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.
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
Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D and other parts of our business. Conversely, during 2009, in response to downward trending industry and market conditions, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.

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
A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build out of their next generation networks. During the decision-making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such delays in purchases can make it more difficult to predict revenues from such customers, can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.
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
We are subject to risks arising from our international operations, which may adversely affect our business and results of operations.
We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located inside and outside of the United States. In addition, our R&D and our general and administrative operations are conducted in the United States as well as other countries.
As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including changes in general IT spending, the imposition of government controls, changes or limitations in trade protection laws, other regulatory requirements, which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations. In particular, in some countries, we may experience reduced intellectual property protection. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.
Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we implement policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that none of our employees, contractors, and agents will take actions in violation of such policies and procedures. Violations of laws or key control policies by our employees, contractors, or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business.
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
Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and could negatively affect our business, financial condition, and results of operations. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be cancelled. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.
Integration of acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.
We have made, and may continue to make, acquisitions in order to enhance our business. For example, in April 2010, we acquired Ankeena Networks, and in 2005, we completed the acquisitions of five other privately-held companies. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be, a complex, time-consuming, and expensive process. Acquisitions may also require us to issue common stock or assume equity awards that dilute the ownership of our current stockholders, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.
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
Our historical stock option granting practices and the restatement of our consolidated financial statements have exposed us to risks such as litigation, regulatory proceedings, and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 14, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard, we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concluded the SEC’s formal investigation of the Company with respect to this matter. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. We are also subject to civil litigation related to the stock option matters. In February 2010, we entered into an agreement in principle to settle the class action litigation claims related to our historical stock option granting practices. Under the proposed settlement, which is subject to the final approval of the court, the claims against us and our officers and directors will be dismissed with prejudice and released in exchange for a $169.0 million cash payment by us. No assurance can be given regarding the outcomes from litigation or other possible government actions. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business and the related costs of defense, as well as any losses resulting from these claims or final settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.
Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.
We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Recently, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
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
The telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Such regulations could address matters such as voice over the Internet or using IP, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (“WEEE”) Directive, Restriction of Hazardous Substances (“RoHS”), and Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulations adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Similar regulations are in effect or under consideration in other jurisdictions where we do business. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, financial condition, and results of operations.
The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.
At March 31, 2010, we had $1,723.9 million in cash and cash equivalents and $1,043.2 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (2)	per Share (2)	Programs (1)	Programs (1)
January 1 – January 31, 2010	1,456,123	$26.55	1,455,241	$279,953,893
February 1 – February 28, 2010	715,358	25.61	647,920	1,263,333,076
March 1 – March 31, 2010	651,589	29.52	647,920	1,244,205,555

Total	2,823,070	$27.00	2,751,081

(1)	In March 2008, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which authorized the Company to purchase up to $1.0 billion of the Company’s common stock. In February 2010, the Board approved an additional stock repurchase program (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company’s common stock. During the three months ended March 31, 2010, the Company repurchased and retired 2,751,081 shares of common stock at an average price of $27.04 per share under the 2008 Stock Repurchase Program. All shares of common stock that have been repurchased under the Company’s stock repurchase programs have been retired. Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.

(2)	Amounts include repurchases under the Company’s 2008 Stock Repurchase Program and repurchases of the Company’s common stock from its employees in connection with net issuance of shares to satisfy the employee tax withholding obligations for the vesting of certain restricted stock units and performance share awards. All shares of common stock that have been repurchased under the Company’s stock repurchase programs and from its employees in connection with net issuances have been retired. Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

10.1	Description of 2010 Annual Incentive Plan (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
May 5, 2010	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 5, 2010	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

10.1	Description of 2010 Annual Incentive Plan (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document