Form 10-Q
period 2010-06-30
JUNIPER NETWORKS INC
filed 2010-08-06
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 519,918,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of July 30, 2010.

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	63

PART II — OTHER INFORMATION	64

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 6. Exhibits	78

SIGNATURES	79
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Product	$774,058	$606,959	$1,495,259	$1,194,822
Service	204,242	179,404	395,659	355,724

Total net revenues	978,300	786,363	1,890,918	1,550,546
Cost of revenues:
Product	231,752	207,576	454,133	400,637
Service	86,610	72,405	164,826	141,235

Total cost of revenues	318,362	279,981	618,959	541,872

Gross margin	659,938	506,382	1,271,959	1,008,674
Operating expenses:
Research and development	224,768	183,894	431,762	369,294
Sales and marketing	202,303	176,555	394,678	364,419
General and administrative	45,880	39,175	89,018	78,386
Amortization of purchased intangible assets	1,204	3,539	2,341	7,929
Restructuring charges	264	7,529	8,369	11,758
Acquisition-related charges	541	—	541	—

Total operating expenses	474,960	410,692	926,709	831,786

Operating income	184,978	95,690	345,250	176,888
Interest and other income, net	833	2,898	2,292	4,848
Gain (loss) on equity investments	3,232	(1,625)	3,232	(3,311)

Income before income taxes and noncontrolling interest	189,043	96,963	350,774	178,425
Income tax provision	58,700	82,194	55,821	168,116

Consolidated net income	130,343	14,769	294,953	10,309
Adjust for net loss (income) attributable to noncontrolling interest	168	—	(1,327)	—

Net income attributable to Juniper Networks	$130,511	$14,769	$293,626	$10,309

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.25	$0.03	$0.56	$0.02

Diluted	$0.24	$0.03	$0.55	$0.02

Shares used in computing net income per share:
Basic	524,463	523,105	522,812	523,754

Diluted	538,947	532,850	537,989	531,624

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,660,086	$1,604,723
Short-term investments	563,315	570,522
Accounts receivable, net of allowances	391,545	458,652
Deferred tax assets, net	224,792	196,318
Prepaid expenses and other current assets	59,568	48,744

Total current assets	2,899,306	2,878,959
Property and equipment, net	466,172	455,651
Long-term investments	512,817	483,505
Restricted cash	73,439	53,732
Purchased intangible assets, net	23,360	13,834
Goodwill	3,711,726	3,658,602
Long-term deferred tax assets, net	8,205	10,555
Other long-term assets	49,302	35,425

Total assets	$7,744,327	$7,590,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,228	$242,591
Accrued compensation	206,528	176,551
Accrued warranty	38,280	38,199
Deferred revenue	544,578	571,652
Income taxes payable	53,577	34,936
Accrued litigation settlements	—	169,330
Other accrued liabilities	134,828	142,526

Total current liabilities	1,221,019	1,375,785
Long-term deferred revenue	223,217	181,937
Long-term income tax payable	94,950	170,245
Other long-term liabilities	33,336	37,531
Commitments and Contingencies – See Note 15
Juniper Networks stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 521,626 shares and 519,341 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	5	5
Additional paid-in capital	9,363,244	9,060,089
Accumulated other comprehensive loss	(10,667)	(1,433)
Accumulated deficit	(3,181,733)	(3,236,525)

Total Juniper Networks stockholders’ equity	6,170,849	5,822,136
Noncontrolling interest	956	2,629

Total equity	6,171,805	5,824,765

Total liabilities and stockholders’ equity	$7,744,327	$7,590,263

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$294,953	$10,309
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	72,748	75,355
Share-based compensation	85,164	67,091
(Gain) loss on equity investments	(3,232)	3,311
Change in excess tax benefits from share-based compensation	(28,287)	7,197
Deferred income taxes	(25,594)	69,288
Changes in operating assets and liabilities:
Accounts receivable, net	67,168	840
Prepaid expenses and other assets	(15,712)	(6,116)
Accounts payable	(6,331)	(10,488)
Accrued compensation	29,977	(10,774)
Accrued litigation settlements	(169,330)	—
Income taxes payable	(683)	37,412
Other accrued liabilities	(4,987)	10,796
Deferred revenue	14,035	58,325

Net cash provided by operating activities	309,889	312,546

Cash flows from investing activities:
Purchases of property and equipment, net	(83,157)	(79,424)
Purchases of trading investments	(1,690)	—
Purchases of available-for-sale investments	(932,004)	(811,449)
Proceeds from sales of available-for-sale investments	354,890	109,820
Proceeds from maturities of available-for-sale investments	557,363	137,050
Payment for business acquisition, net of cash and cash equivalents acquired	(64,215)	—
Changes in restricted cash	(12,296)	(1,275)
Purchases of privately-held equity investments, net	(727)	(1,191)

Net cash used in investing activities	(181,836)	(646,469)

Cash flows from financing activities:
Proceeds from issuance of common stock	176,662	50,678
Purchases and retirement of common stock	(253,672)	(169,370)
Change in customer financing arrangements	(20,967)	(5,121)
Change in excess tax benefits from share-based compensation	28,287	(7,197)
Return of capital to noncontrolling interest	(3,000)	—

Net cash used in financing activities	(72,690)	(131,010)

Net increase (decrease) in cash and cash equivalents	55,363	(464,933)
Cash and cash equivalents at beginning of period	1,604,723	2,019,084

Cash and cash equivalents at end of period	$1,660,086	$1,554,151

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of June 30, 2010, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor’s interests in the net assets and operations of the joint venture.
Reclassifications
In the first quarter of 2010, the Company reclassified certain selling and marketing costs that were previously reported as cost of service revenues as sales and marketing expense. Accordingly, $6.0 million and $12.6 million of costs reported in the three and six months ended June 30, 2009, respectively, have been reclassified from cost of service revenues to sales and marketing expense to conform to the current period’s presentation. The reclassification did not impact the Company’s previously reported net revenues, segment results, operating income, net income, or earnings per share.
Note 2. Summary of Significant Accounting Policies
Recent Accounting Policy Changes
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Under the new standard, the Company allocates the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products’ essential functionality. The Company early adopted these standards on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
As a result of the adoption of ASU 2009-13 and ASU 2009-14, net revenues for the three and six months ended June 30, 2010 were approximately $53 million and $78 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products booked and shipped during these periods which consisted primarily of $38 million and $60 million for the three- and six-month periods ended June 30, 2010, respectively, related to undelivered product commitments for which the Company was unable to demonstrate fair value pursuant to the previous accounting standards. The remainder of the increase in revenue for the three- and six-month periods was due to products sold into multiple-year service arrangements which were recognized ratably under the previous accounting standards and for the change in the Company’s allocation methodology from the residual method to the relative selling price method as prescribed by the new standard.
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
For fiscal 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The best estimate of selling price is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control, the delivered element constitutes a separate unit of accounting. In circumstances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements, and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. The new standards do not generally change the units of accounting for the Company’s revenue transactions. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.
For transactions entered into prior to January 1, 2010, revenues for arrangements with multiple elements, such as sales of products that include services, are allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to Accounting Standards Codification (“ASC”) Topic 985-605, Software – Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.
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
For sales to direct end-users, value-added resellers, and original equipment manufacturer (“OEM”) partners, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller. For the Company’s end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. The Company’s agreements with its OEM partners may allow future rights of returns. A portion of the Company’s sales is made through distributors under agreements allowing for pricing credits or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company sells certain interests in accounts receivable on a non-recourse basis as part of customer financing arrangements primarily with one major financing company. Cash received under this arrangement in advance of revenue recognition is recorded as short-term debt.
Recent Accounting Pronouncements
In May 2010, the FASB issued ASU No. 2010-19, Topic 830 — Foreign Currency Issues: Multiple Foreign Currency Exchange Rates—An announcement made by the staff of the U.S. Securities and Exchange Commission (“ASU 2010-19”), which incorporates the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (“EITF”). The Staff Announcement provided the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. This guidance is effective as of the announcement date, March 18, 2010. The Company’s adoption of ASU 2010-19 did not have an impact on the Company’s consolidated results of operations or financial condition.
In April 2010, the FASB issued ASU No. 2010-17, Topic 605 — Revenue Recognition – Milestone Method (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010. Early adoption is permitted; however, if a Company elects to early adopt, the amendment must be applied retrospectively from the beginning of the year of adoption. The Company’s adoption of ASU 2010-17 is not expected to have an impact on the Company’s consolidated results of operations or financial condition.
In April 2010, the FASB issued ASU No. 2010-13, Topic 718 — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU 2010-13”), which provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2010. The Company’s adoption of ASU 2010-13 is not expected to have an impact on the Company’s consolidated results of operations or financial condition.
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
Note 3. Business Combination
On April 19, 2010 (the “acquisition date”), the Company acquired 100% of the equity securities of Ankeena Networks, Inc. (“Ankeena”), a privately-held provider of new media infrastructure technology. The acquisition will provide the Company with strong video delivery capabilities, as Ankeena’s products optimize web-based video delivery, provide key components of a content delivery network architecture/solution, improve consumers’ online video experience, and reduce service provider and carrier service provider infrastructure costs for providing web-based video.
As of the acquisition date, fair value of the consideration related to the acquisition consisted of the following (in millions):

Amount
Total consideration:
Cash	$66.5
Assumed stock option and RSU awards allocated to purchase price(1)	2.4

Total	$68.9

(1)	The fair value of the stock option and RSU awards assumed was determined based on the closing market price of the Company’s common stock on the acquisition date.
The results of Ankeena’s operations have been included in the consolidated financial statements since the acquisition date. The financial impact of Ankeena from the acquisition date to the period ending June 30, 2010, was immaterial to the Company’s consolidated income statement.
In connection with the acquisition of Ankeena, the Company assumed net assets of $3.6 million, including cash and cash equivalents of $2.3 million, and recognized goodwill of $53.1 million, which was assigned to the Company’s Infrastructure segment. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Ankeena, and the economies of scale expected from combining the operations of Ankeena and the Company. None of the goodwill is expected to be deductible for income tax purposes.
In addition, the Company recorded $12.2 million in purchased intangible assets from the Ankeena acquisition. The following table presents details of the acquired intangible assets (in millions, except years):

	Estimated Useful
	Life (In Years)	Amount
Existing technology	4.0	$5.2
In-process research and development	4.0	3.8
Core technology	4.0	3.2

Total	4.0	$12.2

Existing technology consists of an acquired product that had reached technological feasibility and was valued using the discounted cash flow method (“DCF”) which involved estimating the sum of the present value of cash flow attributable to the technology.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Acquired in-process research and development (“IPR&D”) consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use. IPR&D acquired was valued using the DCF method, which involved estimating the sum of the present value of cash flow attributable to the technology. After initial recognition, acquired IPR&D assets are accounted for as indefinite-lived intangible assets. Development costs incurred after acquisition on acquired developmental projects are expensed as incurred. Upon completion of development, acquired IPR&D assets are considered amortizable finite-lived assets. At the close of the acquisition, total IPR&D assets related to the Ankeena acquisition was $3.8 million and estimated future cost to complete these IPR&D projects was $1.6 million.
Core technology represents a combination of processes and trade secrets that were used for existing products and planned future releases. It was valued using the profit allocation method, which involved estimating the profit saved due to ownership of an asset or license to the asset versus paying for the right to use that asset.
Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives.
The Company recognized $0.5 million of acquisition-related costs that were expensed in the current period. These costs are reported in its condensed consolidated income statement as acquisition-related charges.
Prior to the acquisition, the Company had a $2.0 million, or a 7.7% ownership interest in Ankeena and accounted for it as a privately-held equity investment. As of the acquisition-date, the fair value of this equity interest in Ankeena was $5.2 million based on a noncontrolling interest fair value and was included in the purchase price. The Company recognized a $3.2 million gain, which was reported within gain (loss) on equity investments in the condensed consolidated income statement.
Note 4. Net Income per Share
Basic net income per share and diluted net income per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, vesting of restricted stock units (“RSUs”), and performance share awards (“PSAs”).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table presents the calculation of basic and diluted net income per share attributable to Juniper Networks (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Juniper Networks	$130.5	$14.8	$293.6	$10.3

Denominator:
Weighted-average shares used to compute basic net income per share	524.5	523.1	522.8	523.8
Effect of dilutive securities:
Employee stock awards	14.4	9.8	15.2	7.8

Weighted-average shares used to compute diluted net income per share	538.9	532.9	538.0	531.6

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.25	$0.03	$0.56	$0.02

Diluted	$0.24	$0.03	$0.55	$0.02

The Company excludes options with exercise prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the shares underlying PSA awards in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Employee stock option awards and PSAs covering approximately 22.0 million and 22.4 million shares of the Company’s common stock were outstanding but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, because their effect would have been anti-dilutive. Employee stock awards covering approximately 43.5 million shares and 60.5 million shares of the Company’s common stock in the three and six months ended June 30, 2009, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 5. Cash, Cash Equivalents, and Investments
Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents (in millions):

	As of
	June 30,	December 31,
	2010	2009
Cash and cash equivalents:
Cash:
Demand deposits	$455.9	$427.2
Time deposits	220.7	127.9

Total cash	676.6	555.1
Cash equivalents:
U.S. government securities	107.6	—
Government-sponsored enterprise obligations	12.0	—
Certificate of deposit	10.0	—
Commercial paper	44.0	17.0
Money market funds	809.9	1,032.6

Total cash equivalents	983.5	1,049.6

Total cash and cash equivalents	$1,660.1	$1,604.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Investments in Available-for-Sale and Trading Securities
The following tables summarize the Company’s unrealized gains and losses, and fair value of investments designated as trading or available-for-sale, as of June 30, 2010, and December 31, 2009 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
As of June 30, 2010:
Fixed income securities:
U.S. government securities	$231.8	$0.3	$—	$232.1
Government-sponsored enterprise obligations	225.9	0.6	—	226.5
Foreign government debt securities	52.4	0.2	—	52.6
Certificate of deposit	37.1	—	—	37.1
Commercial paper	22.1	—	—	22.1
Asset-backed securities	42.1	—	—	42.1
Corporate debt securities	451.6	2.2	(0.2)	453.6

Total fixed income securities	1,063.0	3.3	(0.2)	1,066.1
Publicly-traded equity securities	11.4	—	(1.4)	10.0

Total	$1,074.4	$3.3	$(1.6)	$1,076.1

Reported as:
Short-term investments	$563.6	$1.1	$(1.4)	$563.3
Long-term investments	510.8	2.2	(0.2)	512.8

Total	$1,074.4	$3.3	$(1.6)	$1,076.1

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
As of December 31, 2009:
Fixed income securities:
U.S. government securities	$245.0	$0.1	$—	$245.1
Government-sponsored enterprise obligations	212.0	0.6	(0.3)	212.3
Foreign government debt securities	96.4	0.3	(0.1)	96.6
Corporate debt securities	488.2	2.0	(0.3)	489.9

Total fixed income securities	1,041.6	3.0	(0.7)	1,043.9
Publicly-traded equity securities	10.1	—	—	10.1

Total	$1,051.7	$3.0	$(0.7)	$1,054.0

Reported as:
Short-term investments	$569.5	$1.0	$—	$570.5
Long-term investments	482.2	2.0	(0.7)	483.5

Total	$1,051.7	$3.0	$(0.7)	$1,054.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table presents the Company’s maturities of its available-for-sale investments and publicly-traded securities as of June 30, 2010 (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Fixed income securities:
Due within one year	$552.2	$1.1	$—	$553.3
Due between one and five years	510.8	2.2	(0.2)	512.8

Total fixed income securities	1,063.0	3.3	(0.2)	1,066.1
Publicly-traded equity securities	11.4	—	(1.4)	10.0

Total	$1,074.4	$3.3	$(1.6)	$1,076.1

The following table presents the Company’s trading and available-for sale investments that are in an unrealized loss position as of June 30, 2010 (in millions):

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate debt securities	$83.8	$(0.1)	$19.5	$(0.1)	$103.3	$(0.2)
U.S. government securities (1)	84.0	—	—	—	84.0	—
Government-sponsored enterprise obligations (1)	27.1	—	3.0	—	30.1	—
Foreign government debt securities (1)	12.4	—	—	—	12.4	—
Certificate of deposit (1)	14.1	—	—	—	14.1	—
Commercial paper (1)	5.0	—	—	—	5.0	—
Asset-backed securities (1)	12.6	—	—	—	12.6	—
Publicly-traded equity securities	4.1	(1.4)	—	—	4.1	(1.4)

Total	$243.1	$(1.5)	$22.5	$(0.1)	$265.6	$(1.6)

(1)	The unrealized losses rounded to less than $0.1 million for each category and in aggregate.
The Company had 41 and 52 investments that were in an unrealized loss position as of June 30, 2010, and December 31, 2009, respectively. The gross unrealized losses related to these investments were primarily due to changes in interest rates. The contractual terms of fixed income securities do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. For the fixed income securities and publicly-traded equity securities that have unrealized losses, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2010, and December 31, 2009, respectively. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.
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
As of June 30, 2010, and December 31, 2009, the carrying values of the Company’s minority equity investments in privately-held companies of $17.1 million and $13.9 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2010, the Company

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
invested $0.5 million and $5.2 million in privately-held companies, respectively, and recognized a gain of $3.2 million from its minority equity investments in Ankeena upon the acquisition of Ankeena.
During the three and six months ended June 30, 2009, the Company recognized a loss of $1.6 million and $3.3 million, respectively, due to the impairment of its minority equity investments in privately-held companies that the Company judged to be other than temporary. The Company invested $2.2 million in privately-held companies during the six months ended June 30, 2009. Additionally, during the six months ended June 30, 2009, the Company had a minority equity investment in a privately-held company that was acquired by a publicly-traded company for which the Company received a cash payment of $1.0 million and $1.0 million in common stock of the acquiring company, which is classified as an available-for-sale investment.
Restricted Cash
Restricted cash consists of cash and investments held for escrow accounts required by certain acquisitions completed in 2005 and 2010, the India Gratuity Trust and the Israel Retirement Trust which cover statutory severance obligations in the event of termination of the Company’s India and Israel employees, respectively, and the Directors & Officers (“D&O”) indemnification trust. During the three and six months ended June 30, 2010, the Company increased its restricted cash by $78.9 million and $80.5 million, respectively, primarily for the escrow account required by the acquisition of Ankeena that was completed in April 2010, and to a lesser extent for the Israel Retirement Trust established in the first quarter of 2010 to satisfy statutory severance obligations in the event of termination of the Company’s Israeli employees. During the three and six months ended June 30, 2010, the Company distributed approximately $60.8 million from its restricted accounts, mainly due to the Ankeena acquisition. In connection with the acquisition, the Company agreed to pay from escrow a total amount of $10.7 million, representing the cash value of unvested restricted shares in Ankeena as of April 8, 2010, to certain former Ankeena employees. As of June 30, 2010, the Company expects to release $9.5 million from escrow as these restricted shares vest over the course of the next two years.
The following table summarizes the Company’s restricted cash as reported in the condensed consolidated balance sheets (in millions):

	As of
	June 30,	December 31,
	2010	2009
Restricted cash:
Demand deposits	$20.2	$3.8

Total restricted cash	20.2	3.8
Restricted investments:
U.S. government securities	0.6	19.8
Corporate debt securities	2.6	—
Money market funds	50.0	30.1

Total restricted investments	53.2	49.9

Total restricted cash and investments	$73.4	$53.7

As of June 30, 2010, and December 31, 2009, the unrealized gains and losses related to restricted investments were immaterial.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 6. Fair Value Measurements
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets measured at fair value on a recurring basis and their presentation on the Company’s condensed consolidated balance sheets (in millions):

	Fair Value Measurements at June 30, 2010 Using
		Significant	Significant
	Quoted Prices in	Other	Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities:
Mutual funds	$5.9	$—	$—	$5.9

Total trading securities	5.9	—	—	5.9

Available-for-sale debt securities:
U.S. government securities (1)	101.8	238.5	—	340.3
Government sponsored enterprise obligation	207.5	31.0	—	238.5
Foreign government debt securities	21.3	31.3	—	52.6
Commercial paper	—	66.1	—	66.1
Corporate debt securities (2)	2.6	453.6	—	456.2
Certificate of deposit	—	47.1	—	47.1
Asset backed securities	—	42.1	—	42.1
Money market funds (3)	859.9	—	—	859.9

Total available-for-sale debt securities	1,193.1	909.7	—	2,102.8

Available-for-sale equity securities:
Technology securities	4.1	—	—	4.1

Total available-for-sale equity securities	4.1	—	—	4.1

Total available-for-sale securities	1,197.2	909.7	—	2,106.9

Derivative assets:
Foreign exchange contracts	—	0.2	—	0.2

Total derivative assets	—	0.2	—	0.2

Total assets measured at fair value	$1,203.1	$909.9	$—	$2,113.0

(1)	Balance includes $0.6 million of restricted investments measured at fair market value, related to an acquisition completed in 2005.

(2)	Balance includes $2.6 million of restricted investments measured at fair market value, related to the Company’s India Gratuity Trust.

(3)	Balance includes $50.0 million of restricted investments measured at fair market value, related to the Company’s D&O trust. For additional information regarding the D&O indemnification trust, see Note 5, Cash, Cash Equivalents, and Investments, under the heading “Restricted Cash.” Restricted investments are included in the restricted cash balance in the condensed consolidated balance sheet.

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents	$809.9	$173.6	$—	$983.5
Short-term investments	165.1	398.2	—	563.3
Long-term investments	175.5	337.3	—	512.8
Restricted cash	52.6	0.6	—	53.2
Prepaid expenses and other current assets	—	0.2	—	0.2

Total assets measured at fair value	$1,203.1	$909.9	$—	$2,113.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Cash equivalents	$1,032.6	$17.0	$—	$1,049.6
Short-term investments	101.3	469.2	—	570.5
Long-term investments	181.2	302.3	—	483.5
Restricted cash	49.9	—	—	49.9

Total assets measured at fair value	$1,365.0	$788.5	$—	$2,153.5

The following tables provide a summary of the liabilities measured at fair value on a recurring basis and their presentation on the Company’s condensed consolidated balance sheets (in millions):

	Fair Value Measurements at June 30, 2010 Using
	Quoted
	Prices in		Significant
	Active	Significant Other	Other
	Markets For	Observable	Unobservable
	Identical	Remaining	Remaining
	Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities:
Foreign exchange contracts	$—	$(1.4)	$—	$(1.4)

Total derivative liabilities	—	(1.4)	—	(1.4)

Total liabilities measured at fair value	$—	$(1.4)	$—	$(1.4)

Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Other accrued liabilities	$—	$(1.4)	$—	$(1.4)

Total liabilities measured at fair value	$—	$(1.4)	$—	$(1.4)

Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	For Identical	Remaining	Remaining
	Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Reported as:
Other accrued liabilities	$—	$(1.3)	$—	$(1.3)

Total liabilities measured at fair value	$—	$(1.3)	$—	$(1.3)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. During the three and six months ended June 30, 2010, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.
Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that are measured at fair value on a nonrecurring basis at least annually or on a quarterly basis, if impairment is indicated (in millions):

Fair Value Measurements Using
		Quoted			Total (Losses)	Total (Losses)
		Prices in	Significant	Significant	for	for
		Active	Other	Other	the Three	the Six
	Carrying	Markets	Observable	Unobservable	Months	Months
	Value as of	for Identical	Remaining	Remaining	Ended	Ended
	June 30, 2010	Assets	Inputs	Inputs	June 30, 2010	June 30, 2010
		(Level 1)	(Level 2)	(Level 3)
Privately-held equity investments	$0.7	$—	$—	$0.7	$—	$—

Total	$0.7	$—	$—	$0.7	$—	$—

Fair Value Measurements Using
		Quoted			Total (Losses)	Total (Losses)
		Prices in	Significant	Significant	for	for
		Active	Other	Other	the Three	the Six
	Carrying	Markets	Observable	Unobservable	Months	Months
	Value as of	for Identical	Remaining	Remaining	Ended	Ended
	June 30, 2009	Assets	Inputs	Inputs	June 30, 2009	June 30, 2009
		(Level 1)	(Level 2)	(Level 3)
Privately-held equity investments	$1.7	$—	$—	$1.7	$(1.6)	$(3.3)

Total	$1.7	$—	$—	$1.7	$(1.6)	$(3.3)

The privately-held equity investments in the preceding tables, which are normally carried at cost, were measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments during the quarter. The Company measured the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $1.6 million and $3.3 million during the three and six months ended June 30, 2009, respectively, and classified the investments as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. The Company had no impairment charges against its privately-held equity investments during the three and six months ended June 30, 2010.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 7. Goodwill and Purchased Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended June 30, 2010, is summarized as follows (in millions):

	Infrastructure	Service Layer Technologies	Total
Balance as of January 1, 2010
Goodwill	$1,500.5	$3,438.1	$4,938.6
Accumulated impairment losses	—	(1,280.0)	(1,280.0)

Goodwill – Carrying value at January 1, 2010	1,500.5	2,158.1	3,658.6

Goodwill acquired during the year	53.1	—	53.1
Balance as of June 30, 2010
Goodwill	1,553.6	3,438.1	4,991.7
Accumulated impairment losses	—	(1,280.0)	(1,280.0)

Goodwill – Carrying value at June 30, 2010	$1,553.6	$2,158.1	$3,711.7

During the second quarter of 2010, goodwill increased by $53.1 million as a result of the Company’s acquisition of Ankeena. For further discussion, see Note 3, Business Combinations, in the Notes to Condensed Consolidated Financial Statements. There were no impairments to goodwill during the three and six months ended June 30, 2010 and 2009.
Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Additions	Net
As of June 30, 2010:
Technologies and patents	$380.0	$(376.9)	$8.4	$11.5
Other	68.9	(60.8)	3.8	11.9

Total	$448.9	$(437.7)	$12.2	$23.4

As of December 31, 2009:
Technologies and patents	$380.0	$(376.0)	$—	$4.0
Other	68.9	(59.1)	—	9.8

Total	$448.9	$(435.1)	$—	$13.8

During the second quarter of 2010, purchased intangible assets increased by $12.2 million as a result of the Company’s acquisition of Ankeena. For further discussion, see Note 3, Business Combinations, in the Notes to Condensed Consolidated Financial Statements.
Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $1.5 million and $4.9 million for the three months ended June 30, 2010, and 2009, respectively, and $2.7 million and $10.6 million for the six months ended June 30, 2010, and 2009, respectively. There were no impairment charges with respect to purchased intangible assets in the three and six months ended June 30, 2010, and 2009.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2010 (remaining six months)	$3.0
2011	5.1
2012	4.3
2013	4.2
2014	2.4
Thereafter	4.4

Total	$23.4

Note 8. Other Financial Information
Warranties
The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$37.8	$37.5	$38.2	$40.1
Provisions made during the period, net	12.1	8.8	24.2	18.6
Change in estimate	(0.1)	(1.2)	(0.6)	(3.3)
Actual costs incurred during the period	(11.5)	(9.3)	(23.5)	(19.6)

Ending balance	$38.3	$35.8	$38.3	$35.8

Deferred Revenue
Details of the Company’s deferred revenue were as follows (in millions):

	As of
	June 30,	December 31,
	2010	2009
Deferred product revenue:
Undelivered product commitments and other product deferrals	$273.6	$254.7
Distributor inventory and other sell-through items	113.5	136.6

Deferred gross product revenue	387.1	391.3
Deferred cost of product revenue	(150.1)	(150.0)

Deferred product revenue, net	237.0	241.3
Deferred service revenue	530.8	512.3

Total	$767.8	$753.6

Reported as:
Current	$544.6	$571.7
Long-term	223.2	181.9

Total	$767.8	$753.6

Deferred product revenue represents primarily unrecognized revenue related to shipments to distributors that have not been sold through to end-users, undelivered product commitments, and other shipments that have not met all revenue recognition criteria. Deferred product revenue is recorded net of the related product costs of revenue. Deferred service revenue represents customer payments made in advance for services, which include technical support, hardware and software maintenance, professional services, and training.

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
The following table provides a summary of changes in the Company’s restructuring liability (in millions):

	Remaining				Remaining
	Liability as of				Liability as of
	December 31,		Cash		June 30,
	2009	Charges	Payments	Adjustment	2010
Facilities	$4.9	$6.8	$(1.1)	$(1.6)	$9.0
Severance, contractual commitments, and other charges	4.5	1.6	(4.7)	(0.1)	1.3

Total	$9.4	$8.4	$(5.8)	$(1.7)	$10.3

In connection with the 2009 Restructuring Plan, the Company recorded $0.3 million and $8.4 million within restructuring charges in the condensed consolidated statements of operations during the three and six months ended June 30, 2010, respectively. The Company paid $1.6 million and $5.8 million for severance and facilities related charges associated with the 2009 Restructuring Plan during the three and six months ended June 30, 2010, respectively. The Company recorded $7.5 million and $11.8 million in restructuring charges during the three and six months ended June 30, 2009, associated with its 2009 Restructuring Plan. The Company paid $0.7 million and $3.2 million for severance related charges associated with the 2009 Restructuring Plan during the three and six months ended June 30, 2009, respectively.
Restructuring charges were based on the Company’s restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
Interest and Other Income, Net
Interest and other income, net, consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income and expense, net	$0.6	$1.6	$1.5	$3.7
Other income and expense, net	0.2	1.3	0.8	1.1

Total interest and other income, net	$0.8	$2.9	$2.3	$4.8

Interest income and expense, net, primarily includes interest income from the Company’s cash, cash equivalents, and investments and interest expense from our customer financing arrangements. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses such as bank fees.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 9. Financing Arrangements
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
Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $156.2 million and $81.1 million during the three months ended June 30, 2010, and 2009, respectively, and $282.4 million and $172.3 million during the six months ended June 30, 2010, and 2009, respectively. During the three months ended June 30, 2010, and 2009, the Company received cash proceeds of $137.6 million and $80.2 million, respectively, and $276.5 million and $175.7 million during the six months ended June 30, 2010, and 2009, respectively, from the financing provider. The amounts owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of June 30, 2010, and December 31, 2009, were $99.0 million and $89.8 million, respectively.
The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet. As of June 30, 2010, and December 31, 2009, the estimated amounts of cash received from the financing provider that had not been recognized as revenue from distributors were $31.6 million and $52.6 million, respectively.
Note 10. Derivative Instruments
The Company uses derivatives partially to offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.
Cash Flow Hedges
The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company’s planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2010, and 2009, respectively, in interest and other income, net, on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the next 12 months.
The total fair value of the Company’s derivative assets located in other current assets on the condensed consolidated balance sheet as of June 30, 2010, and December 31, 2009, was $0.2 million and $0.2 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities on the condensed consolidated balance sheet as of June 30, 2010, and December 31, 2009, was $1.4 million and $1.5 million, respectively.
The Company recognized a loss of $2.9 million in accumulated other comprehensive loss for the effective portion of

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
its derivative instruments and reclassified a loss of $2.6 million from other comprehensive loss to operating expense in the condensed consolidated statements of operations during the three months ended June 30, 2010. During the six months ended June 30, 2010, the Company recognized a loss of $4.5 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a loss of $3.2 million from other comprehensive income to operating expense in the condensed consolidated statements of operations.
During the three months ended June 30, 2009, the Company recognized a gain of $5.1 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a gain of $1.0 million from other comprehensive income to operating expense in the condensed consolidated statements of operations. The Company recognized a loss of $0.7 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a loss of $1.7 million from other comprehensive income to operating expense in the condensed consolidated statements of operations during the six months ended June 30, 2009.
The ineffective portion of the Company’s derivative instruments recognized in its condensed consolidated statements of operations was immaterial during the three and six months ended June 30, 2010, and 2009.
Non-Designated Hedges
The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest and other income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities between one and two months.
As of June 30, 2010, the Company’s top three outstanding derivative positions by currency were as follows (in millions):

	Buy	Buy	Buy
	EUR	GBP	INR
Foreign currency forward contracts:
Notional amount of foreign currency	41.5	8.4	1,570.0
U.S dollar equivalent	$52.9	$12.5	$34.2
Weighted-average maturity	1 month	2 months	2 months
During the three and six months ended June 30, 2010, the Company recognized a loss on non-designated derivative instruments within interest and other income, net, on its condensed consolidated statements of operations of $1.0 million and $1.4 million, respectively. The Company recognized a gain of $3.8 million and $3.2 million on non-designated derivative instruments within interest and other income, net, on its condensed consolidated statements of operations during the three and six months ended June 30 2009, respectively.
Note 11. Stockholders’ Equity
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
Under the 2008 Stock Repurchase Program, the Company repurchased approximately 6.5 million shares of its common stock at an average price of $27.33 per share for an aggregate purchase price of $177.4 million during the

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
three months ended June 30, 2010, and approximately 9.2 million shares of its common stock at an average price of $27.24 per share for an aggregate purchase price of $251.8 million during the six months ended June 30, 2010. The Company repurchased approximately 2.2 million shares of its common stock at an average price of $22.73 per share for an aggregate purchase price of $49.5 million during the three months ended June 30, 2009, and approximately 9.7 million shares of its common stock at an average price of $17.52 per share for an aggregate purchase price of $169.2 million during the six months ended June 30, 2009, under the 2008 Stock Repurchase Program. As of June 30, 2010, the 2008 and 2010 Stock Repurchase Programs had remaining aggregate authorized funds of $1,066.8 million.
In addition to repurchases under the Company’s stock repurchase programs, the Company repurchased common stock from its employees in connection with net issuance of shares to satisfy its tax withholding obligations for the vesting of certain RSUs and PSAs. There were no repurchases in connection with net issuances during the three months ended June 30, 2010. The Company repurchased approximately 0.1 million shares of its common stock at an average price of $25.47 per share for an aggregate purchase price of $1.8 million in connection with the net issuances during the six months ended June 30, 2010. The Company repurchased an immaterial amount of common stock from its employees in connection with net issuance of shares, during the three and six months ended June 30, 2009.
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
Comprehensive Income Attributable to Juniper Networks
Comprehensive income consists of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consolidated net income	$130.3	$14.8	$295.0	$10.3
Other comprehensive loss, net of tax:
Change in net unrealized (losses) gains on investments, net tax of nil	(1.3)	6.2	(1.7)	2.6
Change in foreign currency translation adjustment, net tax of nil	(4.8)	11.6	(7.5)	1.1

Total other comprehensive (loss) income, net of tax	(6.1)	17.8	(9.2)	3.7

Consolidated comprehensive income	124.2	32.6	285.8	14.0
Adjust for comprehensive (income) loss attributable to noncontrolling interest	0.2	—	(1.3)	—

Comprehensive income attributable to Juniper Networks	$124.4	$32.6	$284.5	$14.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following tables summarize stockholders’ equity activity for the three and six months ended June 30, 2010 (in millions):

		Accumulated
	Common Stock &	Other		Non-	Total
	Additional Paid-in-	Comprehensive	Accumulated	controlling	Stockholders’
	Capital	Loss	Deficit	Interest	Equity
Balance at December 31, 2009	$9,060.1	$(1.4)	$(3,236.5)	$2.6	$5,824.8
Consolidated net income	—	—	163.1	1.5	164.6
Change in unrealized loss on investments, net tax of nil	—	(0.4)	—	—	(0.4)
Foreign currency translation loss, net tax of nil	—	(2.7)	—	—	(2.7)
Issuance of shares in connection with Employee Stock Purchase Plan	20.8	—	—	—	20.8
Exercise of stock options by employees, net of repurchases	101.2	—	—	—	101.2
Return of capital to noncontrolling interest	—	—	—	(2.0)	(2.0)
Retirement of common stock	(5.7)	—	(68.7)	—	(74.4)
Repurchases related to net issuances	—	—	(1.8)	—	(1.8)
Share-based compensation expense	40.6	—	—	—	40.6
Adjustment related to tax benefit from employee stock option plans	50.6	—	—	—	50.6

Balance at March 31, 2010	9,267.6	(4.5)	(3,143.9)	2.1	6,121.3
Consolidated net income	—	—	130.5	(0.2)	130.3
Change in unrealized loss on investments, net tax of nil	—	(1.3)	—	—	(1.3)
Foreign currency translation loss, net tax of nil	—	(4.8)	—	—	(4.8)
Exercise of stock options by employees, net of repurchases	53.7	—	—	—	53.7
Return of capital to noncontrolling interest	—	—	—	(1.0)	(1.0)
Shares assumed in connection with business acquisition	2.3	—	—	—	2.3
Retirement of common stock	(9.1)	—	(168.3)	—	(177.4)
Share-based compensation expense	43.3	—	—	—	43.3
Adjustment related to tax benefit from employee stock option plans	5.4	—	—	—	5.4

Balance at June 30, 2010	$9,363.2	$(10.6)	$(3,181.7)	$0.9	$6,171.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes stockholders’ equity activity for the three and six months ended June 30, 2009 (in millions):

		Accumulated
	Common Stock &	Other		Total
	Additional Paid-in-	Comprehensive	Accumulated	Stockholders’
	Capital	Loss	Deficit	Equity
Balance at December 31, 2008	$8,811.5	$(4.2)	$(2,905.9)	$5,901.4
Consolidated net income	—	—	(4.5)	(4.5)
Change in unrealized loss on investments, net tax of nil	—	(3.6)	—	(3.6)
Foreign currency translation loss, net tax of nil	—	(10.5)	—	(10.5)
Issuance of shares in connection with Employee Stock Purchase Plan	19.3	—	—	19.3
Exercise of stock options by employees, net of repurchases	3.3	—	—	3.3
Retirement of common stock	(0.1)	—	(119.7)	(119.8)
Share-based compensation expense	33.6	—	—	33.6
Adjustment related to tax benefit from employee stock option plans	10.5	—	—	10.5

Balance at March 31, 2009	8,878.1	(18.3)	(3,030.1)	5,829.7
Consolidated net income	—	—	14.7	14.7
Change in unrealized gains on investments, net tax of nil	—	6.2	—	6.2
Foreign currency translation loss, net tax of nil	—	11.6	—	11.6
Exercise of stock options by employees, net of repurchases	29.2	—	—	29.2
Retirement of common stock	(0.4)	—	(49.1)	(49.5)
Share-based compensation expense	33.5	—	—	33.5
Adjustment related to tax benefit from employee stock option plans	(58.6)	—	—	(58.6)

Balance at June 30, 2009	$8,881.8	$(0.5)	$(3,064.5)	$5,816.8

Note 12. Employee Benefit Plans
Share-Based Compensation Plans
The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), Amended and Restated 1996 Stock Plan (the “1996 Plan”), as well as various equity incentive plans assumed through acquisitions. Under these plans, the Company has granted (or in the case of acquired plans, assumed) stock options, and in certain plans RSUs and PSAs. In addition, the Company’s 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Plan) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year.
When the 2006 Plan was adopted and approved by the Company’s stockholders in May 2006, it had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75 million shares. In the second quarter of 2010, the Company’s stockholders’ approved an amendment to the 2006 Plan that increased the number of shares reserved for issuance thereunder by an additional 30 million shares. As of

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2010, the 2006 Plan had 62.9 million shares subject to currently outstanding equity awards and 32.0 million shares available for future issuance.
In connection with the acquisition of Ankeena, the Company assumed stock option and RSU awards under the Ankeena stock plan and exchanged those awards for stock options and RSUs covering approximately 820,000 shares of the Company’s common stock, based upon an exchange ratio prescribed by the acquisition agreement. As of June 30, 2010, stock options and RSUs covering approximately 2.3 million shares of common stock were outstanding under plans assumed through the Company’s past acquisitions.
Stock Option Activities
The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2010 (in millions, except for per share amounts and years):

	Outstanding Options
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Balance at January 1, 2010	67.4	$20.84
Options granted	5.3	28.76
Options assumed(1)	0.4	29.42
Options canceled	(0.9)	21.08
Options exercised	(8.7)	17.82
Options expired	(0.6)	63.61

Balance at June 30, 2010	62.9	$21.47	4.4 years	$218.7

As of June 30, 2010:
Vested or expected-to-vest options	55.6	$21.31	4.3 years	$198.3
Exercisable options	40.8	$20.66	3.7 years	$158.9

(1)	Stock options assumed in connection with the acquisition of Ankeena.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.82 per share as of June 30, 2010, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $37.2 million and $96.4 million for the three and six months ended June 30, 2010, respectively. Total fair value of options vested for the three and six months ended June 30, 2010, was $19.2 million and $47.1 million, respectively.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes information about the Company’s RSUs and PSAs as of and for the six months ended June 30, 2010 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant-Date	Contractual	Aggregate
	Shares	Fair Value	Term	Intrinsic Value
Balance at January 1, 2010	9.1	$21.76
RSUs granted	2.8	28.80
RSUs assumed(1)	0.4	31.18
PSAs granted(2)	3.3	28.30
RSUs vested	(1.7)	26.40
PSAs vested	(0.2)	26.64
RSUs canceled	(0.3)	24.48

Balance at June 30, 2010	13.4	$24.98	2.0 years	$305.5

As of June 30, 2010:
Vested and expected-to-vest RSUs and PSAs	8.7	$24.99	2.0 years	$197.5

(1)	RSUs assumed in connection with the acquisition of Ankeena.

(2)	The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 1.3 million. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 3.3 million.
Employee Stock Purchase Plan
The Company’s 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. There were no employee purchases under the 2008 Purchase Plan in the three months ended June 30, 2010. During the six months ended June 30, 2010, employees purchased approximately 1.0 million shares of common stock at an average per share price of $21.11. There were no employee purchases under the 2008 Purchase plan in the three and six months ended June 30, 2009.
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
As of June 30, 2010, approximately 1.0 million shares had been issued under the 2008 Purchase Plan, and 9.4 million shares remained available for future issuance under the 2008 Purchase Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Shares Available for Grant
The following table presents the stock grant activity for the six months ended June 30, 2010 and the total number of shares available for grant under the 2006 Plan as of June 30, 2010 (in millions):

Number of
Shares
Balance at January 1, 2010	18.0
Additional authorized share reserve approved by stockholders	30.0
RSUs and PSAs granted (1)	(13.4)
RSUs assumed	0.4
Options granted	(5.7)
Options assumed	0.4
RSUs canceled (1)	0.7
Options canceled (2)	0.9
Options expired (2)	0.6

Balance at June 30, 2010	31.9

(1)	RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

(2)	Includes canceled or expired options under the 1996 Plan and the 2000 Plan that expired unexercised after May 18, 2006, which become available for grant under the 2006 Plan according to its terms.
Common Stock Reserved for Future Issuance
As of June 30, 2010, the Company had reserved an aggregate of approximately 117.6 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The assumptions used and the resulting estimates of fair value for employee stock options and the employee stock purchase plan during the three and six months ended June 30, 2010, and 2009 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee Stock Options:
Volatility factor	33% - 41%	49% - 52%	33% - 41%	49% - 58%
Risk-free interest rate	1.7% - 2.2%	0.5% - 2.9%	1.7% - 2.2%	0.4% - 2.9%
Expected life (years)	4.3	4.3 – 5.8	4.3	4.3 – 5.8
Dividend yield	—	—	—	—
Fair value per share	$7.83 - $30.36	$7.54 - $10.49	$7.83 - $30.36	$6.02 - $10.49

Employee Stock Purchase Plan:
Volatility factor	35%	58%	35%	58%
Risk-free interest rate	1.7%	0.4%	1.7%	0.4%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$$6.19	$4.51	$6.19	$4.51
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average fair value per share:
RSUs	$28.69	$22.66	$29.48	$15.56
PSAs	$28.98	$18.42	$28.78	$15.12
The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs is recorded in the following cost and expense categories for the three and six months ended June 30, 2010, and 2009 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009 (1)	2010	2009 (1)
Cost of revenues — Product	$1.0	$0.9	$2.1	$1.9
Cost of revenues — Service	3.2	2.5	6.7	5.0
Research and development	18.7	15.0	35.7	29.7
Sales and marketing	13.9	10.6	25.6	20.8
General and administrative	7.8	4.5	15.1	9.7

Total	$44.6	$33.5	$85.2	$67.1

(1)	Prior period information has been reclassified to conform to the current period’s presentation.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Options	$20.8	$20.7	$40.9	$39.5
Assumed options	0.6	—	0.6	—
Other acquisition-related compensation	1.3	—	1.3	—
Assumed RSUs	0.5	—	0.5	—
RSUs and PSAs	19.2	9.2	35.5	20.0
Employee stock purchase plan	2.2	3.6	6.4	7.6

Total	$44.6	$33.5	$85.2	$67.1

As of June 30, 2010, approximately $134.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.6 years while approximately $137.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and unvested PSAs will be recognized over a weighted-average period of approximately 2.6 years.
401(k) Plan
The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirements, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $3.5 million and $7.5 million in the three and six months ended June 30, 2010, respectively, and $3.2 million and $7.0 million in the three and six months ended June 30, 2009, respectively.
Deferred Compensation Plan
The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within investments, and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded as operating expenses in the condensed consolidated results of operations. The deferred compensation liability under the NQDC plan was approximately $6.0 million and $4.7 million as of June 30, 2010, and December 31, 2009, respectively.
Note 13. Segments
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Infrastructure:
Product	$590.2	$469.9	$1,146.3	$924.2
Service	130.2	114.1	252.7	226.9

Total Infrastructure revenues	720.4	584.0	1,399.0	1,151.1
Service Layer Technologies:
Product	183.8	137.1	348.9	270.6
Service	74.1	65.3	143.0	128.8

Total Service Layer Technologies revenues	257.9	202.4	491.9	399.4

Total net revenues	978.3	786.4	1,890.9	1,550.5
Operating income:
Infrastructure	181.2	119.9	357.7	231.8
Service Layer Technologies	52.6	22.2	87.7	35.3

Total management operating income	233.8	142.1	445.4	267.1
Amortization of purchased intangible assets (1)	(1.5)	(5.0)	(2.6)	(10.7)
Share-based compensation expense	(44.6)	(33.5)	(85.2)	(67.1)
Share-based payroll tax expense	(1.9)	(0.4)	(3.4)	(0.7)
Restructuring charges	(0.3)	(7.5)	(8.4)	(11.7)
Acquisition-related charges	(0.5)	—	(0.5)	—

Total operating income	185.0	95.7	345.3	176.9
Interest and other income, net	0.8	2.9	2.3	4.8
Gain (loss) on equity investment	3.2	(1.6)	3.2	(3.3)

Income before income taxes and noncontrolling interest	$189.0	$97.0	$350.8	$178.4

(1)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.
Depreciation expense allocated to the Infrastructure segment was $26.4 million and $51.1 million in the three months and six months ended June 30, 2010, respectively, and $22.9 million and $45.0 million in the three months and six months ended June 30, 2009, respectively. The depreciation expense allocated to the SLT segment was $9.6 million and $19.1 million in the three and six months ended June 30, 2010, respectively, and $10.0 million and $19.7 million in the three and six months ended June 30, 2009, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas:
United States	$439.9	$350.3	$886.8	$665.0
Other	54.3	40.6	95.9	85.5

Total Americas	494.2	390.9	982.7	750.5
Europe, Middle East and Africa	289.5	232.0	553.6	455.2
Asia Pacific	194.6	163.5	354.6	344.8

Total	$978.3	$786.4	$1,890.9	$1,550.5

During the three months ended June 30, 2010, no single customer accounted for greater than 10.0% of the Company’s net revenues, and during the six months ended June 30, 2010, Verizon Communications, Inc. (“Verizon”) accounted for 10.7% of net revenues. During the three and six months ended June 30, 2009, no single customer accounted for greater than 10.0% or more of the Company’s net revenues.
The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of June 30, 2010, and December 31, 2009, were attributable to U.S. operations. As of June 30, 2010, and December 31, 2009, property and equipment, held in the U.S. as a percentage of total property and equipment was 80% and 81%, respectively. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 14. Income Taxes
The Company recorded a tax provision of $58.7 million and $82.2 million for the three months ended June 30, 2010, and 2009, or effective tax rates of 31% and 85%, respectively. The Company recorded a tax provision of $55.8 million and $168.1 million for the six months ended June 30, 2010, and 2009, or effective tax rates of 16% and 94%, respectively.
The effective tax rates for the three and six months ended June 30, 2010, differ from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, and a $54.1 million income tax benefit recorded during the Company’s first quarter resulting from a change in the Company’s estimate of unrecognized tax benefits related to share-based compensation. The change in estimate was a result of the taxpayer favorable ruling by the U.S. Court of Appeals for the Ninth Circuit (the “Court”) in Xilinx Inc. v. Commissioner in March 2010. These benefits were partially offset by charges for increases in the valuation allowance against the Company’s California deferred tax assets of approximately $2.7 million and $5.2 million, respectively.
The effective tax rates for the three and six months ended June 30, 2009, differ from the federal statutory rate of 35% primarily due to two income tax charges: a $52.1 million charge in the Company’s second quarter of 2009, related to a change in the Company’s estimate of unrecognized tax benefits as a result of the original decision reached in May of 2009 by the Court in Xilinx Inc. v. Commissioner, which was not held in favor of the taxpayer; and a $61.8 million charge which resulted from changes in California income tax laws enacted during the Company’s first quarter of 2009. The tax rates for the three and six months periods ended June 30, 2009, were favorably impacted by the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the federal Research and Development (“R&D”) credit.
The gross unrecognized tax benefits decreased by approximately $71.2 million for the six months ended June 30, 2010. Interest and penalties for the same period, decreased by approximately $5.9 million. Interest and penalties accrued for the three months ended June 30, 2010, were not significant. The decrease in the gross

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
unrecognized tax benefits and the accrued interest and penalties is primarily related to the change in estimate during the Company’s first quarter of 2010, resulting from the Court’s decision in Xilinx v. Commissioner referenced above.
The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2004 through 2006 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively, and has received an inquiry from the Hong Kong tax authorities for the 2002 through 2008 tax years. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other income tax examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of June 30, 2010.
In 2009, as part of the on-going 2004 IRS audit, the Company received a proposed adjustment related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. In March 2009 and April 2010, the Company received assessments from the Hong Kong tax authorities specifically related to inquiries of the 2002 and 2003 tax years, respectively. In December 2008, the Company received a proposed adjustment from the India tax authorities related to the 2004 tax year.
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
The Company is pursuing all available administrative procedures relative to the matters referenced above. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments, and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however, there is a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, please see Note 15, Commitments and Contingencies, under the heading “IRS Notices of Proposed Adjustments.”
The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $5.9 million within the next twelve months due to lapses of applicable statute of limitations in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.
Note 15. Commitments and Contingencies
Commitments
The following table summarizes the Company’s principal contractual obligations as of June 30, 2010 (in millions):

	Total	2010	2011	2012	2013	2014	Thereafter	Other
Operating leases	$293.4	$26.7	$46.0	$40.8	$31.3	$26.0	$122.6	$—
Sublease rental income	(0.3)	(0.3)	—	—	—	—	—	—
Purchase commitments	147.1	147.1	—	—	—	—	—	—
Tax liabilities	98.9	—	—	—	—	—	—	98.9
Other contractual obligations	54.5	25.2	18.0	9.5	1.8	—	—	—

Total	$593.6	$198.7	$64.0	$50.3	$33.1	$26.0	$122.6	$98.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Operating Leases
The Company leases its facilities under operating leases that expire at various times, the longest of which expires in November 2022. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $293.1 million as of June 30, 2010. Rent expense was $13.7 million and $27.8 million for the three and six months ended June 30, 2010, respectively, and $14.3 million and $28.3 million for the three and six months ended June 30, 2009, respectively.
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of June 30, 2010, there were NCNR component orders placed by the contract manufacturers with a value of $147.1 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of June 30, 2010, the Company had accrued $22.0 million based on its estimate of such charges.
Tax Liabilities
As of June 30, 2010, the Company had $98.9 million included in current and long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $98.9 million in liability due to uncertainties in the timing of tax audit outcomes.
Other Contractual Obligations
As of June 30, 2010, other contractual obligations primarily consisted of $19.3 million of indemnity-related and service related escrows required by certain acquisitions completed in 2005 and 2010, $15.4 million remaining balance for a data center hosting agreement that requires payments through the end of April 2013, $12.1 million for license and service agreements, and $7.7 million under a software subscription agreement that requires payments through the end of January 2011.
Guarantees
The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, and standby letters of credit for certain lease facilities. As of June 30, 2010, the Company had $22.4 million in guarantees and standby letters of credit and recorded a liability of $9.7 million related to a third-party customer-financing guarantee. As of December 31, 2009, the Company had $34.0 million in guarantees and standby letters of credit along with a liability of $21.9 million related to a third-party customer-financing guarantee.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
On February 5, 2010, the Company and the lead plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. The settlement is contingent upon final approval by the Court. On April 12, 2010, the Court granted preliminary approval of the proposed settlement and scheduled a fairness hearing for August 30, 2010, to consider whether to grant final approval of the settlement. Under the proposed settlement, the claims against the Company and its officers and directors will be dismissed with prejudice and released in exchange for a $169.0 million cash payment by the Company. The Company considers the proposed payment to be probable and reasonably estimable and, therefore, recorded the cash settlement amount as a pre-tax operating expense in its consolidated statement of operations for the fourth quarter ended December 31, 2009.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
IRS Notices of Proposed Adjustments
In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. As of June 30, 2010, the IRS has not yet concluded its examinations of these returns. In September 2008, as part of its ongoing audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company’s business credits. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to this proposed adjustment.
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
The Company has not reached a final resolution with the IRS on an adjustment the IRS proposed for the 1999 and 2000 tax years. The Company is also under routine examination by certain state and non-U.S. tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these audits.
Note 16. Joint Venture
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 17. Subsequent Events
Stock Repurchases
Subsequent to June 30, 2010, through the filing of this report, the Company repurchased and retired approximately 3.1 million shares of its common stock for approximately $79.5 million through its 2008 and 2010 Stock Repurchase Programs at an average purchase price of $25.76 per share. As of the filing date, the Company’s 2010 Stock Repurchase Program had remaining authorized funds of $987.3 million for future stock repurchases and the 2008 Stock Repurchase Program had no remaining authorized funds available for future stock repurchases. Purchases under the Company’s stock repurchase programs are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.
Business Acquisition
In July 2010, the Company announced it had entered into a definitive agreement to acquire SMobile Systems, Inc., a privately-held software company focused on smart-phone and tablet security solutions for a total consideration of approximately $70 million. The acquisition of SMobile Systems, Inc. was consummated on July 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the SEC, specifically our most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

Executive Overview
Our financial performance for the second quarter of 2010 reflects our continued focus on investing in innovations that deliver long-term value to our customers and expanding operating margins. In the second quarter of 2010, net revenues increased sequentially and on a year-over-year basis in both the enterprise and service provider markets across our three geographic regions. The increase in our net revenues for the six months ended June 30, 2010 occurred in the enterprise market across all three geographic regions and in the service provider market in the Americas and EMEA regions. These increases reflect the recovering global economy, as well as growing market demand for networking and security products in response to our customers’ network expansions. Additionally, while our net revenues grew, we continued to control costs and invest in our innovation and customer satisfaction initiatives.
The following table provides an overview of our key financial metrics for the three and six months ended June 30, 2010, and 2009 (in millions, except per share amounts and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%Change	2010	2009	$ Change	%Change
Net revenues	$978.3	$786.4	$191.9	24%	$1,890.9	$1,550.5	$340.4	22%

Operating income	$185.0	$95.7	89.3	93%	$345.3	$176.9	168.4	95%
Percentage of net revenues	18.9%	12.2%			18.3%	11.4%
Net income attributable to Juniper Networks	$130.5	$14.8	115.7	N/M	$293.6	$10.3	283.3	N/M
Percentage of net revenues	13.3%	1.9%			15.5%	0.7%
Net income per share attributable to Juniper Networks common stock holders:
Basic	$0.25	$0.03	$0.22	N/M	$0.56	$0.02	$0.54	N/M

Diluted	$0.24	$0.03	$0.21	N/M	$0.55	$0.02	$0.53	N/M

N/M = not meaningful
•	Net revenues: Our net revenues increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to the recovering global economy and increased demand from our enterprise and service provider customers. Additionally, our most recent product lines, the EX-series switches, MX-series routers, and SRX service gateways, have contributed to our revenue growth. Net revenues increased across all regions in the three and six months ended June 30, 2010, compared to the same periods in 2009. In addition, net revenues increased in both the service provider and enterprise markets in the three and six months ended June 30, 2010, compared to the same periods in 2009.

•	Operating Income: Our operating income as well as operating margin increased in the three and six months ended June 30, 2010, compared to the same periods in 2009. These increases were, in large part, due to the increase in revenues and our continued efforts to control expenses and improve efficiencies.

•	Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stock Holders: The net income attributable to Juniper Networks in the three months ended June 30, 2010, compared to the net income attributable to Juniper Networks during the same period in 2009, is primarily due to the increase in revenues during the period. Net income attributable to Juniper Networks in the six months ended June 30, 2010, compared to net income attributable to Juniper Networks during the same period in 2009, is primarily due to the increase in revenues during the period and the non-recurring income tax benefit of $54.1 million we received from a change in estimate of unrecognized tax benefits related to share-based compensation. The change resulted from decision in the first quarter of 2010 of the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner.

•	Stock Repurchase Activity: Under the 2008 Stock Repurchase Program, we repurchased approximately 6.5 million shares of our common stock on the open market at an average price of $27.33 per share for an aggregate purchase price of $177.4 million during the three months ended June 30, 2010, and approximately 9.2 million shares of our common stock at an average price of $27.24 per share for an aggregate purchase price of $251.8 million during the six months ended June 30, 2010.

•	Other Financial Highlights: Total deferred revenue increased $14.2 million to $767.8 million as of June 30, 2010, compared to $753.6 million as of December 31, 2009, primarily due to growth in our installed equipment base for maintenance and customer support contracts.

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
During 2010, we continued to deliver new and innovative, high-performance network infrastructure solutions. We also expanded our portfolio of offerings for the enterprise market to provide a comprehensive portfolio of routing, switching, and security products that are running on Junos. We launched our next generation data center architecture called 3-2-1, that enables customers to connect large numbers of data centers, servers, and storage devices in a way that we believe improves the economics and the performance of these massive data centers. We announced the EX4500, a data center switch that can leverage our Virtual Chassis technology to create a data center fabric across multiple networking devices and can offer up to 48 10-10GbE ports. We began shipping the new EX2200 line of fixed-configuration managed Ethernet switches that offers a plug-and-play solution that addresses access connectivity requirements of today’s high performance businesses. We also announced the EX8200-40XS line card that enables our Juniper switches to deliver 40 10-gigabit Ethernet (“GbE”) ports, and the MX80 3D Universal Edge Router, powered by the Junos Trio chipset and designed for both service provider and enterprise deployments. Additionally, we announced our latest fabric chipset that will enable customers to upgrade their existing T-series core routers without service interruption.
In the area of mobility, we announced and began shipping Junos Pulse, a downloadable client software for secure connections across mobile devices including notebooks, netbooks, smart-phones, and tablets as well as non-mobile devices to a broad range of corporate applications for a better, simpler experience for users.
In addition to our infrastructure and mobility products, we announced four new applications that will enable IT managers to orchestrate the automation and security of networks from a single user-oriented management interface: Juniper Virtual Control, a Junos Space-based application to help data center customers manage their Juniper physical switches and VMware virtual switches; Juniper Ethernet Design, a unified Ethernet management application that enables the data center or campus network to dial up or down as needed in response to the needs of applications and users; Juniper Security Design, a software application that allows point-and-click turn-up of both security devices and services; and Juniper Service Insight, a software application for proactive detection, diagnosis, and resolution of network performance issues.
On the partnership front, we announced several new and expanded mobility partnerships intended to deliver software and solutions for mobile operators and improve experience and economics of their networks. Additionally, in April 2010, we completed our acquisition of Ankeena Networks, Inc. (“Ankeena”), a privately-held company, which gives us video delivery capabilities that optimize web-based video delivery, provide key components of a content delivery network architecture/solution, improve consumers’ online video experience, and reduces service provider and carrier service provider infrastructure costs for providing web-based video.
Over the first two quarters of 2010, the global economy continued to recover, yet the pace and trajectory of that recovery varied by geography. In this economic climate, we saw increased demand for our products and services due to the growing demand for networking, as more traffic is being carried over the internet, computing is being centralized in massive data centers, and more people in businesses rely on digital devices connected to the network. This demand improved the purchasing behavior of our customers across all theaters for enterprise and among service providers in the Americas and EMEA. In the second quarter of 2010, we continued to invest in key research and development (“R&D”) projects that we believe will lead to future growth and remained focused on containing costs and allocating resources effectively.

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
We adopted Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009. Under the new standards, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.

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

VSOE is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. When determining the best estimate of selling price, we apply management judgment by considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles.

For transactions initiated prior to January 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, was allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to Accounting Standards Codification (“ASC”) Topic 985-605, Software – Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

As a result of the adoption of ASU 2009-13 and ASU 2009-14, net revenues for the three and six months ended June 30, 2010 were approximately $53 million and $78 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products booked and shipped during these periods which consisted primarily of $38 million and $60 million for the three- and six-month periods ended June 30, 2010, respectively, related to undelivered product commitments for which we were unable to demonstrate fair value pursuant to the previous accounting standards. The remainder of the increase in revenue for the three- and six-month periods was due to products sold into multiple-year service arrangements which were recognized ratably under the previous accounting standards and for the change in our allocation methodology from the residual method to the relative selling price method as prescribed by the new standard.

We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period as well as on changes in our business practices. However, as ASU 2009-13 and ASU 2009-14 would allow us to recognize revenue for the portion allocated to delivered items in multiple element arrangements and defer revenue for only the portion allocated to the undelivered items, we expect that the magnitude of deferrals related to undelivered product commitments and other items, for which we previously would not have been able to establish VSOE, will gradually decrease over time.

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

For sales to direct end-users, value-added resellers, and OEM partners, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. Our agreements with OEM partners may allow future rights of returns. A portion of our sales is made through distributors under agreements allowing for pricing credits or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

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

application of complex tax regulations. We recognize and measure potential liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due.

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

From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. For a discussion of current litigation, please see Note 15, Commitments and Contingencies, under the heading “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

Results of Operations
The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net revenues:
Product	$774.1	$607.0	$167.1	28%	$1,495.2	$1,194.8	$300.4	25%
Percentage of net revenues	79.1%	77.2%			79.1%	77.1%
Service	204.2	179.4	24.8	14%	395.7	355.7	40.0	11%
Percentage of net revenues	20.9%	22.8%			20.9%	22.9%

Total net revenues	$978.3	$786.4	$191.9	24%	$1,890.9	$1,550.5	$340.4	22%

Our net product revenues increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily because of the increase in Infrastructure product sales to enterprise and service provider customers across the Americas and EMEA regions and SLT product sales to service provider customers in the Americas region. The increased revenue was the result of the improved macroeconomic environment as compared to the first and second quarters of 2009. Our net service revenues increased in the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to an increase in service and support sales to enterprise customers in the Americas region and to service provider customers in the EMEA region. The increased revenue was primarily driven by growth in the installed based and continued strength in service contract renewals.
Infrastructure Segment Revenues
The following table presents net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%Change	2010	2009	$ Change	%Change
Net Infrastructure segment revenues:
Infrastructure product revenue	$590.2	$469.9	$120.3	26%	$1,146.3	$924.2	$222.1	24%
Percentage of net revenues	60.3%	59.8%			60.6%	59.6%
Infrastructure service revenue	130.2	114.1	16.1	14%	252.7	226.9	25.8	11%
Percentage of net revenues	13.3%	14.5%			13.3%	14.6%

Total Infrastructure segment revenues	$720.4	$584.0	$136.4	23%	$1,399.0	$1,151.1	$247.9	22%

Percentage of net revenues	73.6%	74.3%			73.9%	74.2%
Infrastructure — Product
For the three and six months ended June 30, 2010, the increase in Infrastructure product revenue was primarily attributable to revenue growth from our EX-series switches, MX-series routers, and T-series routers. From a geographical and market perspective, during the three months ended June 30, 2010, we experienced revenue growth in the enterprise and service provider markets across all regions, and during the six months ended June 30, 2010, we experienced revenue growth in the service provider market in the Americas and EMEA regions, which was partially offset by a decrease in service provider revenues in the APAC region.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Unit Change	% Change	2010	2009	Unit Change	% Change
Infrastructure chassis revenue units (1)	3,183	3,065	118	4%	5,793	6,026	(233)	(4)%
Infrastructure ports shipped (1)	125,842	121,475	4,367	4%	236,998	207,511	29,487	14%

(1)	Excludes modular and fixed configuration EX-series Ethernet switching products and circuit-to-packet products.
Infrastructure port shipments increased in the three months ended June 30, 2010, compared to the same period in 2009, which was commensurate with the growth in chassis revenue units. Infrastructure port shipments increased despite the decrease in chassis revenue units in the six months ended June 30, 2010, compared to the same period in 2009, primarily due to an increase in the shipments of MX-series products, which generally contain a higher number of ports per chassis.
Infrastructure — Service
A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support. The increase in Infrastructure service revenue for the three and six months ended June 30, 2010, was primarily driven by the increased revenue from new product sales and strong service contract renewals. From a geographical and market perspective, the increase in Infrastructure service revenues was primarily due to an increase in the enterprise business across all regions and the service provider business in the EMEA and APAC regions. These were partially offset by a decrease in the Americas service provider market.
SLT Segment Revenues
The following table presents net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	%Change	2010	2009	$ Change	%Change
Net SLT segment revenues:
SLT product revenue	$183.8	$137.1	$46.7	34%	$348.9	$270.6	$78.3	29%
Percentage of net revenues	18.8%	17.4%			18.5%	17.5%
SLT service revenue	74.1	65.3	8.8	13%	143.0	128.8	14.2	11%
Percentage of net revenues	7.6%	8.3%			7.6%	8.3%

Total SLT segment revenues	$257.9	$202.4	$55.5	27%	$491.9	$399.4	$92.5	23%

Percentage of net revenues	26.4%	25.7%			26.1%	25.8%
SLT — Product
We experienced an increase in SLT product revenue in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in revenue from our SRX service gateway products partially offset by declines in revenue generated by older branch and high-end firewall products. From a geographical and market perspective, during the three and six months ended June 30, 2010, we experienced revenue growth in the enterprise market across all regions, and experienced revenue growth in the service provider market primarily from the Americas.

The following table presents SLT revenue units recognized:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$Change	%Change	2010	2009	$Change	%Change
SLT revenue units	60,158	48,876	11,282	23%	114,666	92,398	22,268	24%
SLT revenue units increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, which was commensurate with the year-over-year growth of SLT product revenue.
SLT — Service
The increase in SLT service revenue for the three and six months ended June 30, 2010, was primarily driven by the increased revenue from new product sales and strong service contract renewals. From a geographical and market perspective, the increase in SLT service revenues was primarily due to an increase in the service provider market across all three regions and the enterprise market in the Americas and EMEA regions.
Net Revenues by Geographic Region
The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$Change	%Change	2010	2009	$Change	%Change
Americas:
United States	$439.9	$350.3	$89.6	26%	$886.8	$665.0	$221.8	33%
Other	54.3	40.6	13.7	34%	95.9	85.5	10.4	12%

Total Americas	494.2	390.9	103.3	26%	982.7	750.5	232.2	31%
Percentage of net revenues	50.5%	49.7%			51.9%	48.4%
Europe, Middle East, and Africa	289.5	232.0	57.5	25%	553.6	455.2	98.4	22%
Percentage of net revenues	29.6%	29.5%			29.3%	29.4%
Asia Pacific	194.6	163.5	31.1	19%	354.6	344.8	9.8	3%
Percentage of net revenues	19.9%	20.8%			18.8%	22.2%

Total	$978.3	$786.4	$191.9	24%	$1,890.9	$1,550.5	$340.4	22%

Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenues in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increased demand in the United States. In the United States, net revenues increased in absolute dollars and as a percentage of total net revenue, in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increased product and service sales to enterprise customers.
Net revenues in EMEA increased in absolute dollars in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increased demand in the Russian Federation, Germany, and the Netherlands, partially offset by weakness in Saudi Arabia and Sweden. We experienced revenue increases in both the enterprise and service provider markets. Net revenue in EMEA as a percentage of total net revenues in the three and six months ended June 30, 2010, was relatively flat compared to the same periods in 2009.
Net revenues in APAC increased in absolute dollars in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increased demand in Singapore, Australia, and Pakistan, partially offset by weakness in China. The increase in net revenues from the APAC region was largely driven by product sales to both the enterprise and service provider markets in the three months ended June 30, 2010, and by service sales to the service provider market and product sales to the enterprise market, partially offset by a decrease in product sales to the service provider market in the six months ended June 30, 2010. Net revenue in APAC as a percentage of total net revenues decreased in the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to the strength of the Americas region.

Net Revenues by Market and Customer
The following table presents the total net revenues by market (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service Provider	$620.4	$513.3	$107.1	21%	$1,213.6	$1,033.8	$179.8	17%
Percentage of net revenues	63.4%	65.3%			64.2%	66.7%
Enterprise	357.9	273.1	84.8	31%	677.3	516.7	160.6	31%
Percentage of net revenues	36.6%	34.7%			35.8%	33.3%

Total	$978.3	$786.4	$191.9	24%	$1,890.9	$1,550.5	$340.4	22%

We sell our high-performance network products and service offerings from both the Infrastructure and SLT segments to two primary markets – service provider and enterprise. The service provider market includes wireline, wireless, and cable operators, as well as major internet content and application providers. The enterprise market represents businesses; federal, state, and local governments; and research and education institutions.
Net revenues from sales to the service provider market increased in absolute dollars in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to our customers’ increased investment in new network build-outs and purchases of additional networking capacity to support network growth. Net revenues from sales to the enterprise market increased in absolute dollars and as a percentage of total net revenues in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to revenue growth from our EX-series switching products, MX-series router products, and high-end SRX service gateways. Service provider revenues as a percentage of net revenues decreased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to the strength of sales to enterprise customers.
During the three months ended June 30, 2010, no single customer accounted for greater than 10.0% or more of our net revenues and during the six months ended June 30, 2010, Verizon Communications, Inc. (“Verizon”) accounted for 10.7% of our net revenues. During the three and six months ended June 30, 2009, no single customer accounted for greater than 10.0% or more of our net revenues.
Cost of Revenues
The following table presents cost of product and service revenues and the related gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of revenues:
Product	$231.8	$207.6	$24.2	12%	$454.1	$400.6	$53.5	13%
Percentage of net revenues	23.7%	26.4%			24.0%	25.8%
Service (1)	86.6	72.4	14.2	20%	164.8	141.3	23.5	17%
Percentage of net revenues	8.8%	9.2%			8.7%	9.1%

Total cost of revenues (1)	$318.4	$280.0	$38.4	14%	$618.9	$541.9	$77.0	14%

Percentage of net revenues	32.5%	35.6%			32.7%	34.9%
Gross margin:
Product gross margin	$542.3	$399.4	$142.9	36%	$1,041.1	$794.2	$246.9	31%
Percentage of product revenues	70.1%	65.8%			69.6%	66.5%
Service gross margin (1)	117.6	107.0	10.6	10%	230.9	214.4	16.5	8%
Percentage of service revenues	57.6%	59.6%			58.3%	60.3%

Total gross margin (1)	$659.9	$506.4	$153.5	30%	$1,272.0	$1,008.6	$263.4	26%

Percentage of net revenues	67.5%	64.4%			67.3%	65.1%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
The cost of product revenues increased in absolute dollars in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in warranty provision and spending on freight, partially offset by a decrease in contract manufacturer liabilities. Product gross margin and product gross margin as a percentage of product revenues increased primarily due to our continued efforts to manage cost and a change in product mix that favored higher margin products. Most of our manufacturing, repair, and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for standard product costs. As of June 30, 2010, and 2009, we had 249 and 231 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.
The cost of service revenues increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increased headcount, timing of personnel related expenses, and the cost of increased spending on service-related spares to support our customer needs. Service-related headcount increased by 12% to 905 employees in the three months ended June 30, 2010, compared to 808 employees in the same period of 2009. Total personnel-related costs as a percentage of service revenues were relatively flat in the three and six months ended June 30, 2009, respectively, as we continued to manage costs while growing our revenues. Facilities and information technology (“IT”) expenses related to cost of service revenues increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, which is commensurate with the increase in headcount. The change in cost of service revenues and operating expenses, including R&D, sales and marketing, and general and administrative (“G&A”) expenses, due to foreign currency fluctuation was approximately 1% for each of the three- and six-month periods ended June 30, 2010, respectively, and approximately 4% in each of the three- and six-month periods ended June 30, 2009.
Service gross margin increased in absolute dollars primarily due to increased service revenues. Service gross margin percentage decreased primarily due to a shift in mix driven by an increase in value-added service related revenue and higher spares purchases to support the continued growth in the business.
Facility and IT departmental costs are allocated to costs and operating expense based on usage and headcount, respectively. Such costs increased by $5.1 million and $8.0 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to an increase in departmental headcount, the continued build-out of our domestic and international development and test centers, and IT applications to support our internal operations. Facility and IT related headcount was 345 employees as of June 30, 2010, compared to 245 employees as of June 30, 2009. We expect to continue investment in our company-wide IT infrastructure.
Operating Expenses
Personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, have historically been the primary driver of our operating expenses, and we expect this trend to continue. We increased our total headcount by 10% to 7,732 employees as of June 30, 2010, from 7,020 employees as of June 30, 2009, due to increases in almost all of our organizations in an effort to grow the business. The increase in headcount occurred primarily in the first two quarters of 2010 as our headcount increased by 501 employees over the fourth quarter of 2009.
The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Research and development	$224.7	$184.0	$40.7	22%	$431.8	$369.3	$62.5	17%
Sales and marketing (1)	202.3	176.5	25.8	15%	394.7	364.4	30.3	8%
General and administrative	45.9	39.2	6.7	17%	89.0	78.4	10.6	14%
Amortization of purchased intangible assets	1.2	3.5	(2.3)	(66)%	2.3	7.9	(5.6)	(70)%
Restructuring charges	0.3	7.5	(7.2)	(96)%	8.4	11.8	(3.4)	(29)%
Acquisition-related charges	0.5	—	0.5	N/M	0.5	—	0.5	N/M

Total operating expenses (1)	$474.9	$410.7	$64.2	16%	$926.7	$831.8	$94.9	11%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.

The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	23.0%	23.4%	22.8%	23.8%
Sales and marketing (1)	20.7%	22.4%	20.9%	23.5%
General and administrative	4.7%	5.0%	4.7%	5.1%
Amortization of purchased intangible assets	0.1%	0.4%	0.1%	0.4%
Restructuring charges	—	1.0%	0.5%	0.8%
Acquisition-related charges	0.1%	—	—	—

Total operating expenses (1)	48.6%	52.2%	49.0%	53.6%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
In the three and six months ended June 30, 2010, R&D expenses primarily consisted of personnel-related expenses and other costs related to product development such as equipment and repairs expense, and engineering and development expense. Personnel-related costs increased $28.2 million, or 24%, to $144.0 million and $47.4 million, or 20%, to $280.3 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to a 12% increase in our engineering organization headcount, from 3,232 at June 30, 2009, to 3,608 employees at June 30, 2010, to support continued product innovation, and timing of personnel related expenses. Additionally, product development cost increased $5.2 million, or 38%, to $19.2 million and $2.4 million, or 8%, to $33.2 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors.
Sales and marketing expenses increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in personnel-related expenses of $25.1 million and $41.7 million, respectively. The increase was primarily due to an increase in bonus and commission expense resulting from growth in our revenues and sales achievement, timing of personnel related expenses, and to a lesser extent due to a 2% increase in our sales and marketing headcount from 2,158 to 2,208 employees. This increase was partially offset by a decrease in discretionary costs related to sales and marketing programs in the three and six months ended June 30, 2010, compared to the same periods in 2009.
G&A expenses increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in personnel-related expenses, partially offset by a decrease in outside services. Personnel-related costs increased by $8.6 million and $14.4 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to a 21% increase in headcount in our worldwide G&A functions, from 346 to 417 employees, in anticipation of future growth in our business. Outside professional service fees decreased in the three and six months ended June 30, 2010, compared to the same periods in 2009, due to a decline in legal, contractor, and consulting fees.
Amortization of purchased intangible assets decreased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to a decrease in amortization expense of certain purchased intangible assets that fully amortized in 2009 and, to a lesser extent, the full amortization of an intangible asset during the second quarter of 2010.
We incurred $0.3 million and $8.4 million of restructuring charges in the three and six months ended June 30, 2010, respectively, and $7.5 million and $11.8 million of restructuring charges in the three and six months ended June 30, 2009, respectively, as a result of the implementation of a restructuring plan as part of our 2009 cost reduction initiatives (the “2009 Restructuring Plan”). For the remainder of 2010, we do not expect to incur significant charges in connection with the 2009 Restructuring Plan. See Note 8, Other Financial Information in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of restructuring charges.
On April 19, 2010, the Company acquired 100% of the equity securities of Ankeena networks, Inc. (“Ankeena”), a privately-held provider of new media infrastructure technology. The Company recognized $0.5 million in direct and indirect acquisition costs such as investment bank fees, legal, and due diligence. See Note 3, Business Combination in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of the acquisition of Ankeena.

Interest and Other Income, Net, Gain on Equity Investment, and Income Tax Provision
The following table presents net interest and other income, gain on equity investment, and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Interest and other income, net	$0.8	$2.9	$(2.1)	(72)%	$2.3	$4.8	$(2.5)	(52)%
Percentage of net revenues	0.1%	0.4%			0.1%	0.3%
Gain (loss) on equity investments	3.2	(1.6)	4.8	300%	3.2	(3.3)	6.5	198%
Percentage of net revenues	0.3%	(0.2)%			0.2%	(0.2)%
Income tax provision	58.7	82.2	(23.5)	(29)%	55.8	168.1	(112.3)	(67)%
Percentage of net revenues	6.0%	10.5%			3.0%	10.8%
Net interest and other income decreased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to lower interest rates and an increase in interest expense from our customer financing arrangements.
In the three and six months ended June 30, 2010, we recognized a gain of $3.2 million from our privately-held equity investment as a result of our acquisition of Ankeena. For further discussion, see Note 3, Business Combination, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. In the three and six months ended June 30, 2009, we recognized impairment loss of $1.6 million and $3.3 million on our privately-held equity investments, respectively, for changes in fair value that we deemed were other-than-temporary.
We recorded a tax provision of $58.7 million and $82.2 million or effective tax rates of 31% and 85%, for the three months ended June 30, 2010, and 2009, respectively, and a tax provision of $55.8 million and $168.1 million, or effective tax rates of 16% and 94%, for the six months ended June 30, 2010 and 2009, respectively. The effective tax rates for the three and six months ended June 30, 2010, differ from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and a $54.1 million income tax benefit recorded during the first quarter of 2010 resulting from a change in our estimate of unrecognized tax benefits related to share-based compensation. These benefits were partially offset by charges for increases in the valuation allowance against the Company’s California deferred tax assets of approximately $2.7 million and $5.2 million during the three and six months ended June 30, 2010, respectively.
The effective tax rates for the three and six months ended June 30, 2009, differed from the federal statutory rate of 35% primarily due to two income tax charges: a $52.1 million charge in the second quarter of 2009 related to a change in the our estimate of unrecognized tax benefits; and a $61.8 million charge which resulted from changes in California income tax laws enacted during the Company’s first quarter of 2009. The tax rates for the three and six months ended June 30, 2010, and 2009 were favorably impacted by the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the federal R&D credit.
For a further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Segment Information
For a description of the products and services for each segment, See Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.
Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$590.2	$469.9	$120.3	26%	$1,146.3	$924.2	$222.1	24%
Service	130.2	114.1	16.1	14%	252.7	226.9	25.8	11%

Total Infrastructure revenues	720.4	584.0	136.4	23%	1,399.0	1,151.1	247.9	22%

Service Layer Technologies:
Product	183.8	137.1	46.7	34%	348.9	270.6	78.3	29%
Service	74.1	65.3	8.8	13%	143.0	128.8	14.2	11%

Total Service Layer Technologies revenues	257.9	202.4	55.5	27%	491.9	399.4	92.5	23%

Total net revenues	978.3	786.4	191.9	24%	1,890.9	1,550.5	340.4	22%
Operating income:
Infrastructure	181.2	119.9	61.3	51%	357.7	231.8	125.9	54%
Service Layer Technologies	52.6	22.2	30.4	137%	87.7	35.3	52.4	148%

Total management operating income	233.8	142.1	91.7	65%	445.4	267.1	178.3	67%
Amortization of purchased intangible assets	(1.5)	(5.0)	3.5	(70)%	(2.6)	(10.7)	8.1	(76)%
Share-based compensation expense	(44.6)	(33.5)	(11.1)	33%	(85.2)	(67.1)	(18.1)	27%
Share-based payroll tax expense	(1.9)	(0.4)	(1.5)	332%	(3.4)	(0.7)	(2.7)	390%
Restructuring charges	(0.3)	(7.5)	7.2	(96)%	(8.4)	(11.7)	3.3	(29)%
Acquisition-related charges	(0.5)	—	(0.5)	N/M	(0.5)	—	(0.5)	N/M

Total operating income	185.0	95.7	89.3	93%	345.3	176.9	168.4	95%
Interest and other income, net	0.8	2.9	(2.1)	(71)%	2.3	4.8	(2.5)	(53)%
Gain (loss) on equity investments	3.2	(1.6)	4.8	300%	3.2	(3.3)	6.5	198%

Income before income taxes and noncontrolling interest	$189.0	$97.0	$92.0	95%	$350.8	$178.4	$172.4	97%

The following table presents financial information for each segment as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Revenues:
Infrastructure:
Product	60.3%	59.8%	60.6%	59.6%
Service	13.3%	14.5%	13.3%	14.6%

Total Infrastructure revenues	73.6%	74.3%	73.9%	74.2%
Service Layer Technologies:
Product	18.8%	17.4%	18.5%	17.5%
Service	7.6%	8.3%	7.6%	8.3%

Total Service Layer Technologies revenues	26.4%	25.7%	26.1%	25.8%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating income:
Infrastructure	18.5%	15.3%	18.9%	15.0%
Service Layer Technologies	5.4%	2.8%	4.7%	2.2%

Total management operating income	23.9%	18.1%	23.6%	17.2%
Amortization of purchased intangible assets	(0.2)%	(0.6)%	(0.2)%	(0.7)%
Share-based compensation expense	(4.6)%	(4.3)%	(4.5)%	(4.3)%
Share-based payroll tax expense	(0.2)%	—	(0.2)%	—
Restructuring charges	—	(1.0)%	(0.4)%	(0.8)%
Acquisition-related charges	—	—	—	—

Total operating income	18.9%	12.2%	18.3%	11.4%
Interest and other income, net	0.1%	0.4%	0.1%	0.3%
Gain (loss) on equity investments	0.3%	(0.2)%	0.2%	(0.2)%

Income before income taxes and noncontrolling interest	19.3%	12.4%	18.6%	11.5%

Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Net Revenues.”
Infrastructure product gross margin and gross margin percentage increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to our continued efforts to manage costs and a change in product mix that favored higher margin products.
Infrastructure segment operating income and operating margin increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to revenue growth discussed above in the section titled “Net Revenues” outpacing our expenses. We allocate sales and marketing, G&A, and facility and IT expenses to the Infrastructure segment generally based upon revenue, usage, and headcount. In the three and six months ended June 30, 2010, R&D expense increased in absolute dollars as we continued our R&D investment efforts to develop innovative products and expand our Infrastructure product portfolio. However, R&D expense decreased as a percentage of Infrastructure net revenues in the three months ended June 30, 2010, as our revenue growth outpaced our expenses for the period. R&D increased as a percentage of Infrastructure net revenues in the six months ended June 30, 2010, due to greater investments in R&D in the first two quarters of 2010, compared to 2009 . Our sales and marketing expenses increased in absolute dollars and as a percentage of Infrastructure net revenues in the three and six months ended June 30, 2010, compared to the same periods in 2009, as we amplified our efforts to reach enterprise and service provider customers.
SLT Segment
An analysis of the change in revenue for the SLT segment, and the change in units, can be found above in the section titled “Net Revenues.”
SLT product gross margin and gross margin percentage increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to a product mix that favored higher margin products and our cost cutting initiatives.
SLT segment operating income and operating margin increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to revenue growth discussed above in the section titled “Net Revenues” outpacing our expenses. We allocate sales and marketing, G&A, as well as facility and IT expenses to the SLT segment generally based on revenue, usage, and headcount. R&D related costs increased in absolute dollars in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to our continued efforts to expand our product features and functionality based upon the trends in the marketplace. Additionally, sales and marketing expenses increased in absolute dollars in the three and six months ended June 30, 2010, compared to the same periods in 2009, as we increased our efforts to reach enterprise and service provider customers. In the three and six months ended June 30, 2010, compared to the same periods in 2009, R&D expense and sales and marketing expense each decreased as a percentage of SLT net revenues primarily due to the increase in net revenues and our continued efforts to manage costs.
Amortization of Purchased Intangible Assets, Share-Based Compensation and Related Payroll Tax Expense, Restructuring Charges, Net Interest and Other Income, and Gain (Loss) on Equity Investment.
See “Operating Expenses” and “Net Interest and Other Income, Gain (Loss) on Equity Investment, and Income Tax Provision” sections above for further discussion.

Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess quarterly operating results:

	Three Months Ended June 30,
	2010	2009
Days sales outstanding (“DSO”) (a)	36	49
Book-to-bill ratio(b)	>1	>1

(a)	We calculate DSO at the end of the applicable quarter based on the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO decreased in the second quarter of 2010, compared to the second quarter of 2009, primarily due to year-over-year growth in total net revenues.

(b)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the period.
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
Overview
Historically, we have funded our business primarily through our operating activities and the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	June 30,	December 31,
	2010	2009	$ Change	% Change
Working capital	$1,678.3	$1,503.2	$175.1	12%

Cash and cash equivalents	$1,660.1	$1,604.7	$55.4	3%
Short-term investments	563.3	570.5	(7.2)	(1)%
Long-term investments	512.8	483.5	29.3	6%

Total cash, cash equivalents and investments	$2,736.2	$2,658.7	$77.5	3%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $175.1 million in the six months ended June 30, 2010, primarily due to an increase in cash and cash equivalents, and a decrease in other accrued liabilities. The increase in cash and cash equivalents was primarily due to cash generated from operations. An analysis of the increase in cash and cash equivalents can be found below in the section titled “Summary of Cash Flows.” The decrease in other accrued liabilities was mainly due to the reduction of liability as a result of the payout of the litigation settlement in the first quarter of 2010.
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
Under the 2008 Stock Repurchase Program, we repurchased approximately 6.5 million shares of our common stock at an average price of $27.33 per share for an aggregate purchase price of $177.4 million during the three months ended June 30, 2010, and approximately 9.2 million shares of our common stock at an average price of $27.24 per share for an aggregate purchase price of $251.8 million during the six months ended June 30, 2010. As of June 30, 2010, these stock repurchase programs had remaining aggregate authorized funds of $1,066.8 million.
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
Summary of Cash Flows
In the six months ended June, 2010, cash and cash equivalents increased by $55.4 million. This increase was the result of cash generated by operations of $309.9 million, partially offset by cash used in our investing and financing activities of $181.8 million and $72.7 million, respectively.
Operating Activities
We generated cash from operating activities of $309.9 million in the six months ended June 30, 2010, compared to $312.5 million in the same period of 2009. The decrease of $2.7 million in the 2010 period compared to a year ago was chiefly due to payment of the litigation settlement in the first quarter of 2010, and higher cash disbursements to suppliers and employees during the six months ended June 30, 2010, partially offset by higher net income. In addition, income taxes paid during the six months ended June 30, 2010 was higher compared to the same period in 2009.
Investing Activities
For the six months ended June 30, 2010, net cash used by investing activities was $181.8 million compared to $646.5 million in the six months ended June 30, 2009. The change was primarily due to $21.4 million of cash used for investment purchases, net of sales and maturities of investments in the six months ended 2010 as compared to $564.6 million of investment purchases, net of sales and maturities, for the same period a year ago. Additionally, in April 2010, we paid $64.2 million, net of cash acquired, for Ankeena Networks.
Financing Activities
Net cash used in financing activities was $72.7 million for the six months ended June 30, 2010, compared to $131.0 million used in financing activities during the same period in 2009. In the six months ended June 30, 2010, we generated cash proceeds of $176.7 million from common stock issued to employees, compared to cash proceeds of $50.7 million for the same period a year ago. Additionally, the increase in financing activities was also due to the change in excess tax benefits from share-based compensation, which resulted from the reversal of Xilinx court case ruling in March of 2010, which was in favor of the Company. These increases were offset by cash usage of $253.7 million to repurchase our common stock through our 2008 Stock Repurchase Program and, to a lesser extent, from our employees in connection with net issuance of shares to satisfy our tax withholding obligations for vesting of certain RSU and performance share awards, as compared to $169.4 million in the same period in 2009. The significant increase in funds from the common stock issuances, which mostly related to employee stock option exercises, was driven primarily by a higher average stock price in the first half of 2010 compared to the same period a year ago.
Deferred Revenue
The following table summarizes our deferred product and service revenues (in millions):

	As of
	June 30,	March 31,	December 31,
	2010	2010	2009
Deferred product revenue:
Undelivered product commitments and other product deferrals	$273.6	$271.8	$254.7
Distributor inventory and other sell-through items	113.5	130.8	136.6

Deferred gross product revenue	387.1	402.6	391.3
Deferred cost of product revenue	(150.1)	(152.5)	(150.0)

Deferred product revenue, net	237.0	250.1	241.3
Deferred service revenue	530.8	539.8	512.3

Total	$767.8	$789.9	$753.6

Deferred gross product revenue decreased $4.2 million compared to December 31, 2009, and decreased $15.5 million compared to March 31, 2010, primarily due to a decrease in distributor inventory and other sell-through related deferrals. Total deferred service revenue increased $18.5 million compared to December 31, 2009, largely due to higher multi-year service billings occuring in the first quarter of 2010.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2010.
Contractual Obligations
Our principal commitments primarily consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 2.1 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in November 2022. As of June 30, 2010, future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $293.1 million, of which $26.4 million will be paid over the remaining six months of 2010.
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by us place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. As of June 30, 2010, there were NCNR component orders placed by the contract manufacturers with a value of $147.1 million. The contract manufacturers use the components to build products based on our forecasts and on purchase orders that we have received from customers. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet our forecast or customer orders. As of June 30, 2010, we had accrued $22.0 million based on our estimate of such charges.
As of June 30, 2010, we had $98.9 million in current and long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the additional $98.9 million in liabilities due to uncertainties in the timing of tax audit outcomes.
As of June 30, 2010, other contractual obligations primarily consisted of indemnity and service related escrows of $19.3 million, $15.4 million remaining balance for a data center hosting agreement that requires payments through the end of April 2013, $12.1 million for license and service agreements, and $7.7 million under a software subscription agreement that requires payments through the end of January 2011.
Liquidity and Capital Resource Requirements
Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our stock repurchase programs, our liquidity may be impacted. As of June 30, 2010, we have over 50% of our cash and investment balances held outside of the U.S., which may be subject to U.S. taxes if repatriated.
In July 2010, we announced our intent to file a new $1.5 billion shelf registration with the SEC. The filing will replace our prior $1.0 billion shelf registration which has expired. While we do not have any immediate plans to offer securities under this shelf registration, it is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any offerings of securities will be made pursuant to a prospectus.
We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for fiscal years 2010 and 2011 is to target the number of shares underlying equity awards granted on an annual basis at approximately three percent (3%) of our common stock outstanding. Based upon shares underlying our grants to date of options, RSUs and performance shares (counting only the on-target measure of such performance share awards), we believe we are on track with respect to this goal for 2010.
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
Interest Rate Risk
We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. In addition, as of June 30, 2010, over 50% of our cash and marketable securities were held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the three and six months ended June 30, 2010, and 2009, related to the sales of our investments.
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
Our sales and costs of revenues are primarily denominated in U.S. dollars. Our cost of service revenue and operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenue and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the condensed consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the three and six months ended June 30, 2010, and 2009, in other income and expense, net, on our condensed consolidated statements of operations. The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 1% in each of the three and six months ended June 30, 2010, respectively, and 4% in each of the three and six month periods ended June 30, 2009, respectively.

Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a publicly-traded equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities in our condensed consolidated balance sheets. The aggregate fair value of our marketable equity securities was $4.1 million and $5.4 million as of June 30, 2010, and December 31, 2009, respectively. Additionally, our non-qualified deferred compensation (“NQDC”) plan may also hold publicly-traded securities. Investments under the NQDC plan are considered trading securities and are reported at fair value on our condensed consolidated balance sheets. As of June 30, 2010, and December 31, 2009, the total investment under the NQDC plan was $6.0 million and $4.7 million, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.
In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $17.1 million and $13.9 million as of June 30, 2010, and December 31, 2009, respectively.

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
Changes in Internal Controls
We have initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information set forth under “Legal Proceedings” section in Note 15 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

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
Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion have recently resulted, and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast sales and operating results and our ability to forecast and manage our contract manufacturer relationships. In addition, the recent recession and economic weakness, particularly in the United States and Europe, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short-term.
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
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues for the six months ended June 30, 2010. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Changes in the business requirements, vendor selection, financial prospects, capital resources, or purchasing behavior of our key customers or potential new customers could significantly decrease sales to such customers or could lead to delays or cancellations of planned purchases of our products or services. Any of these factors could adversely affect our business, financial condition, and results of operations.
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
In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us. In this regard, Ericsson acquired Redback in 2007, and Brocade acquired Foundry Networks in 2009. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.
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
We previously initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning (“ERP”) system. In the first quarter of 2010, we implemented a major upgrade of our CRM system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

Governmental regulations affecting the import or export of products or affecting products containing encryption capabilities could negatively affect our revenues.
The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, or the escrow and governmental recovery of private encryption keys. For example, Russia and China recently have implemented new requirements relating to products containing encryption and India has imposed special warranty and other obligations associated with technology deemed critical. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government funded projects.
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
During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. In addition, during the recent economic downturn, many component suppliers reduced their workforces and production capacity and may not be able to increase production in the short run as rapidly as demand increases, resulting in increased delivery periods and component shortages. Any future growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, including the first quarter of 2008, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If, as a result, we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.
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
For multiple element arrangements entered into prior to the first quarter of 2010, our accounting policies require VSOE of selling price of the undelivered elements to separate the components and to account for elements of the arrangement separately. However, customers may require terms and conditions that make it more difficult or impossible for us to maintain VSOE for the undelivered elements to a similar group of customers, the result of which could cause us to defer the entire arrangement fees for a similar group of customers (product, maintenance, professional services, etc.) and recognize revenue only when the last element is delivered, or if the only undelivered element is maintenance revenue, we would recognize revenue ratably over the contractual maintenance period, which is generally one year, but could be substantially longer.
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
We and certain of our current and former officers and current and former members of our Board of Directors are subject to various lawsuits. For example, we are a party to a number of patent infringement and other lawsuits. In addition, we have been served with lawsuits related to certain matters related to securities, a description of which can be found in Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us will be resolved in our favor or that tentative settlements will become final. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Such costs of defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.
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
Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D and other parts of our business as we have in the first half of 2010. Conversely, during 2009, in response to downward trending industry and market conditions, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.
We sell our products to customers that use those products to build networks and IP infrastructure, and if the demand for network and IP systems does not continue to grow, then our business, financial condition, and results of operations could be adversely affected.
A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy and capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such delays in purchases can make it more difficult to predict revenues from such customers, can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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
The telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate. Moreover, regulations limiting the range of services and business models that can be offered by service providers or content providers could adversely affect those customers’ need for products designed to enable a wide range of such services or business models. Such regulations could address matters such as voice over the Internet or using IP, encryption technology, and access charges for service providers. In addition, regulations have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (“WEEE”) Directive, Restriction of Hazardous Substances (“RoHS”), and Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulations adopted by the European Union, as well as regulations prohibiting government entities from purchasing security products that do not meet specified local certification criteria. Similar regulations are in effect or under consideration in other jurisdictions where we do business. Compliance with such regulations may be costly and time-consuming for us and our suppliers and partners. The adoption and implementation of such regulations could decrease demand for our products, and at the same time could increase the cost of building and selling our products as well as impact our ability to ship products into affected areas and recognize revenue in a timely manner, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our historical stock option granting practices and the restatement of our consolidated financial statements have exposed us to risks such as litigation, regulatory proceedings, and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements under the heading “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard, we have responded to formal and informal requests for documents and additional information. In August 2007, we announced that we entered into a settlement agreement with the SEC in connection with our historical stock option granting practices in which we consented to a permanent injunction against any future violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. This settlement concluded the SEC’s formal investigation of the Company with respect to this matter. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. We are also subject to civil litigation related to the stock option matters. In February 2010, we entered into an agreement in principle to settle the class action litigation claims related to our historical stock option granting practices. Under the proposed settlement, which is subject to the final approval of the court, the claims against us and our officers and directors will be dismissed with prejudice and released in exchange for a $169.0 million cash payment by us. No assurance can be given regarding the outcomes from litigation or other possible government actions. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business and the related costs of defense, as well as any losses resulting from these claims or final settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

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
At June 30, 2010, we had $1,660.1 million in cash and cash equivalents and $1,076.1 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	per Share (1)	Programs (1)	Programs (1)
April 1 – April 30, 2010	1,297,324	$30.41	1,297,324	$1,204,760,101
May 1 – May 31, 2010	2,597,616	27.83	2,597,616	1,132,459,161
June 1 – June 30, 2010	2,597,616	25.29	2,597,616	1,066,758,569

Total	6,492,556	$27.33	6,492,556

(1)	In March 2008, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which authorized the Company to purchase up to $1.0 billion of the Company’s common stock. In February 2010, the Board approved an additional stock repurchase program (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company’s common stock. During the three and six months ended June 30, 2010, the Company repurchased and retired 6,492,556 and 9,243,637 shares of common stock, respectively, at an average price of $27.33 and $27.24 per share under the 2008 Stock Repurchase Program. All shares of common stock that have been repurchased under the Company’s stock repurchase programs have been retired. Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

10.1	Ankeena Networks, Inc. 2008 Stock Plan (incorporated by reference to Item 4.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 23, 2010)

10.2	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended

10.3	Description of CEO Aircraft Use Authorization (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2010)

10.4	Description Named Executive Officer Salary Increases (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
August 6, 2010	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 6, 2010	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2008)

10.1	Ankeena Networks, Inc. 2008 Stock Plan (incorporated by reference to Item 4.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 23, 2010)

10.2	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended

10.3	Description of CEO Aircraft Use Authorization (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2010)

10.4	Description Named Executive Officer Salary Increases (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document