Form 10-Q
period 2010-09-30
JUNIPER NETWORKS INC
filed 2010-11-05
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were approximately 523,202,000 shares of the Company’s Common Stock, par value $0.00001, outstanding as of October 29, 2010.

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59

Item 4. Controls and Procedures	60

PART II — OTHER INFORMATION	61

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 6. Exhibits	73

SIGNATURES	74
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues:
Product	$801,183	$634,074	$2,296,442	$1,828,896
Service	211,224	189,838	606,883	545,562

Total net revenues	1,012,407	823,912	2,903,325	2,374,458
Cost of revenues:
Product	247,033	206,329	701,166	606,966
Service	87,587	74,300	252,413	215,535

Total cost of revenues	334,620	280,629	953,579	822,501

Gross margin	677,787	543,283	1,949,746	1,551,957
Operating expenses:
Research and development	231,151	185,204	662,913	554,498
Sales and marketing	204,704	183,424	599,382	547,843
General and administrative	43,773	39,877	132,791	118,263
Amortization of purchased intangible assets	917	1,330	3,258	9,259
Restructuring charges	181	4,493	8,550	16,251
Acquisition-related and other charges	1,525	1,000	2,066	1,000

Total operating expenses	482,251	415,328	1,408,960	1,247,114

Operating income	195,536	127,955	540,786	304,843
Interest and other income, net	205	1,733	2,497	6,581
Gain (loss) on equity investments	—	—	3,232	(3,311)

Income before income taxes and noncontrolling interest	195,741	129,688	546,515	308,113
Income tax provision	61,404	45,902	117,225	214,018

Consolidated net income	134,337	83,786	429,290	94,095
Adjust for net loss (income) attributable to noncontrolling interest	206	—	(1,121)	—

Net income attributable to Juniper Networks	$134,543	$83,786	$428,169	$94,095

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.26	$0.16	$0.82	$0.18

Diluted	$0.25	$0.16	$0.80	$0.18

Shares used in computing net income per share:
Basic	520,581	523,878	522,069	523,802

Diluted	534,880	538,132	537,158	532,686

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,460,914	$1,604,723
Short-term investments	638,523	570,522
Accounts receivable, net of allowances	473,953	458,652
Deferred tax assets, net	181,955	196,318
Prepaid expenses and other current assets	111,466	48,744

Total current assets	2,866,811	2,878,959
Property and equipment, net	484,802	455,651
Long-term investments	599,036	483,505
Restricted cash	79,080	53,732
Purchased intangible assets, net	47,629	13,834
Goodwill	3,759,631	3,658,602
Long-term deferred tax assets, net	—	10,555
Other long-term assets	53,908	35,425

Total assets	$7,890,897	$7,590,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$251,431	$242,591
Accrued compensation	184,941	176,551
Accrued warranty	36,360	38,199
Deferred revenue	594,437	571,652
Income taxes payable	29,762	34,936
Accrued litigation settlements	—	169,330
Other accrued liabilities	143,836	142,526

Total current liabilities	1,240,767	1,375,785
Long-term deferred revenue	190,701	181,937
Long-term income tax payable	98,198	170,245
Other long-term liabilities	44,332	37,531
Commitments and Contingencies — See Note 15
Juniper Networks stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 521,141 shares and 519,341 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	5	5
Additional paid-in capital	9,449,553	9,060,089
Accumulated other comprehensive income (loss)	4,427	(1,433)
Accumulated deficit	(3,137,836)	(3,236,525)

Total Juniper Networks stockholders’ equity	6,316,149	5,822,136
Noncontrolling interest	750	2,629

Total equity	6,316,899	5,824,765

Total liabilities and equity	$7,890,897	$7,590,263

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$429,290	$94,095
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	112,366	111,803
Share-based compensation	129,555	101,445
(Gain) loss on equity investments	(3,232)	3,311
Change in excess tax benefits from share-based compensation	(32,932)	673
Deferred income taxes	26,425	41,996
Changes in operating assets and liabilities:
Accounts receivable, net	(15,093)	56,729
Prepaid expenses and other assets	(67,813)	(11,444)
Accounts payable	8,464	(778)
Accrued compensation	8,390	(20,873)
Accrued litigation settlements	(169,330)	—
Income tax payable	(16,900)	84,813
Other accrued liabilities	836	21,790
Deferred revenue	31,274	52,932

Net cash provided by operating activities	441,300	536,492

Cash flows from investing activities:
Purchases of property and equipment, net	(137,481)	(113,210)
Purchases of trading investments	(2,338)	—
Purchases of available-for-sale investments	(1,361,510)	(1,164,833)
Proceeds from sales of available-for-sale investments	440,788	202,276
Proceeds from maturities of available-for-sale investments	744,464	262,325
Payment for business acquisition, net of cash and cash equivalents acquired	(133,333)	—
Changes in restricted cash	(12,432)	(11,276)
Purchases of privately-held and other equity investments, net	(5,288)	(5,289)

Net cash used in investing activities	(467,130)	(830,007)

Cash flows from financing activities:
Proceeds from issuance of common stock	257,693	131,391
Purchases and retirement of common stock	(388,698)	(241,481)
Change in customer financing arrangements	(16,906)	3,784
Change in excess tax benefit from share-based compensation	32,932	(673)
Return of capital to noncontrolling interest	(3,000)	—

Net cash used in financing activities	(117,979)	(106,979)

Net decrease in cash and cash equivalents	(143,809)	(400,494)
Cash and cash equivalents at beginning of period	1,604,723	2,019,084

Cash and cash equivalents at end of period	$1,460,914	$1,618,590

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of September 30, 2010, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor’s interests in the net assets and operations of the joint venture.
Reclassifications
In the first quarter of 2010, the Company reclassified certain selling and marketing costs that were previously reported as cost of service revenues as sales and marketing expense. Accordingly, $6.1 million and $18.7 million of costs reported in the three and nine months ended September 30, 2009, respectively, have been reclassified from cost of service revenues to sales and marketing expense to conform to the current period’s presentation. The reclassification did not impact the Company’s previously reported net revenues, segment results, operating income, net income, or earnings per share.
Note 2. Summary of Significant Accounting Policies
Recent Accounting Policy Changes
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Under the new standard, the Company allocates the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Topic 985 — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products’ essential functionality. The Company early adopted these standards on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009.
As a result of the adoption of ASU 2009-13 and ASU 2009-14, net revenues for the three and nine months ended September 30, 2010, were approximately $50 million and $128 million higher, respectively, than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products booked and shipped during these periods which consisted primarily of $31 million and $91 million for the three and nine month periods ended September 30, 2010, respectively, related to undelivered product commitments for which the Company was unable to demonstrate fair value pursuant to the previous accounting standards. The remainder of the increase in revenue for the three and nine month periods was due to products sold into multiple-year service arrangements which were recognized ratably under the previous accounting standards and for the change in the Company’s allocation methodology from the residual method to the relative selling price method as prescribed by ASU 2009-13.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Revenue is recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts, or agreements, and customer purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. In instances where the Company has outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met.

•	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

•	Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.
For fiscal 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The best estimate of selling price is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
For transactions entered into prior to January 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, is allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to ASC Topic 985-605, Software — Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.
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
For sales to direct end-users, value-added resellers, and original equipment manufacturer (“OEM”) partners, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a value-added reseller. For the Company’s end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. The Company’s agreements with its OEM partners may allow future rights of return. A portion of the Company’s sales is made through distributors under agreements allowing for pricing credits or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through, as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.
The Company records reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria outlined in rebate agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from estimates, additional adjustments to revenue may be required. In addition, the Company reports revenue net of sales taxes.
Service revenues include revenue from maintenance, training, and professional services. Maintenance is offered under renewable contracts. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as services are completed or ratably over the contractual period, which is generally one year or less.
The Company sells certain interests in accounts receivable on a non-recourse basis as part of customer financing arrangements primarily with one major financing company. Cash received under this arrangement in advance of revenue recognition is recorded as short-term debt.
Recent Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, Topic 310 — Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 relates to disclosure requirements only and as such does not impact the Company’s consolidated results of operations or financial condition.
In May 2010, the FASB issued ASU No. 2010-19, Topic 830 — Foreign Currency Issues: Multiple Foreign Currency Exchange Rates-An announcement made by the staff of the U.S. Securities and Exchange Commission (“ASU 2010-19”), which incorporates the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (“EITF”). The Staff Announcement provided the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. This guidance is effective as of the announcement date, March 18, 2010. The Company’s adoption of ASU 2010-19 did not have an impact on the Company’s consolidated results of operations or financial condition.
In April 2010, the FASB issued ASU No. 2010-17, Topic 605 — Revenue Recognition — Milestone Method (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, and interim periods within those years. Early

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
adoption is permitted; however, if a Company elects to early adopt, the amendment must be applied retrospectively from the beginning of the year of adoption. The Company’s adoption of ASU 2010-17 is not expected to have an impact on its consolidated results of operations or financial condition.
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
Note 3. Business Combination
In the nine months ended September 30, 2010, the Company completed the acquisitions of Ankeena Networks, Inc., (“Ankeena”) and SMobile Systems, Inc. (“SMobile”).
Ankeena Acquisition
On April 19, 2010, the Company acquired 100% of the equity securities of Ankeena, a privately-held provider of new media infrastructure technology. The acquisition of Ankeena will provide the Company with strong video delivery capabilities, as Ankeena’s products optimize web-based video delivery, provide key components of a content delivery network architecture/solution, improve consumers’ online video experience, and reduce service provider and carrier service provider infrastructure costs for providing web-based video.
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
Prior to the acquisition, the Company had a $2.0 million, or a 7.7% ownership interest in Ankeena, and accounted for it as a privately-held equity investment. As of the acquisition-date, the fair value of the equity interest in Ankeena was $5.2 million based on a noncontrolling interest fair value and was included in the purchase price. The Company recognized a $3.2 million gain, which was reported within gain (loss) on equity investments in its condensed consolidated statement of operations.
SMobile Acquisition
On July 30, 2010, the Company acquired 100% of the equity securities of SMobile, a privately-held software company focused solely on smartphone and tablet security solutions for the enterprise, service provider, and consumer markets. The acquisition of SMobile will allow the Company to extend its security focus through integration of SMobile’s product portfolio with Junos® Pulse.
In connection with the acquisition of SMobile, the Company assumed net liabilities of $5.0 million, including cash and cash equivalents of $0.4 million, and recognized goodwill of $47.9 million, which was assigned to the Company’s Service Layer Technology (“SLT”) segment. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of SMobile, and the economies of scale expected from combining the operations of SMobile and the Company. None of the goodwill is expected to be deductible for income tax purposes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company’s consolidated financial statements include the operating results of both businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented because the financial impact to the Company’s consolidated results of operations, both individually and in aggregate, is not material.
Total purchase consideration for these acquisitions is summarized as follows (in millions):

	Ankeena	SMobile	Total
Cash	$66.5	$69.5	$136.0
Assumed stock option and RSU awards allocated to purchase price (1)	2.4	—	2.4

Total	$68.9	$69.5	$138.4

(1)	The fair value of the stock option and RSU awards assumed was based on the acquired company’s determined value on the acquisition date.
Allocation of the purchase consideration for acquisitions completed during the nine months ended September 30, 2010, is summarized as follows (in millions):

	Ankeena	SMobile	Total
Net assets (liabilities) assumed	$3.6	$(5.0)	$(1.4)
Intangible assets acquired	12.2	26.6	38.8
Goodwill	53.1	47.9	101.0

Total	$68.9	$69.5	$138.4

The Company recognized $1.5 million and $2.1 million of acquisition-related costs in the three and nine months ended September 30, 2010, respectively, as a result of both acquisitions. These costs were expensed in the period incurred and reported in the Company’s condensed consolidated statement of operations as acquisition-related and other charges.
The following table presents details of the intangible assets acquired through the business combinations completed during the nine months ended September 30, 2010 (in millions, except years):

	Ankeena		SMobile
	Estimated Useful		Estimated Useful
	Life (In Years)	Amount	Life (In Years)	Amount	Total Amount
Existing technology	4.0	$5.2	5.0	$24.3	$29.5
In-process research and development	4.0	3.8	—	—	3.8
Core technology	4.0	3.2	—	—	3.2
Customer contracts and related relationships	—	—	6.0	2.1	2.1
Support agreements and related relationships	—	—	6.0	0.1	0.1
Non-compete agreements	—	—	2.0	0.1	0.1

Total	4.0	$12.2	5.0	$26.6	$38.8

Note 4. Net Income per Share
Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, vesting of restricted stock units (“RSUs”), and vesting of performance share awards (“PSAs”).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table presents the calculation of basic and diluted net income per share attributable to Juniper Networks common stockholders (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Juniper Networks	$134.5	$83.8	$428.2	$94.1

Denominator:
Weighted-average shares used to compute basic net income per share	520.6	523.9	522.1	523.8
Effect of dilutive securities:
Employee stock awards	14.3	14.2	15.1	8.9

Weighted-average shares used to compute diluted net income per share	534.9	538.1	537.2	532.7

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.26	$0.16	$0.82	$0.18

Diluted	$0.25	$0.16	$0.80	$0.18

The Company excludes outstanding stock options with exercise prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Employee stock option awards and PSAs covering approximately 16.8 million and 16.4 million shares of the Company’s common stock were outstanding but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010, respectively, because their effect would have been anti-dilutive. Employee stock awards covering approximately 24.4 million and 48.4 million shares of the Company’s common stock in the three and nine months ended September 30, 2009, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 5. Cash, Cash Equivalents, and Investments
Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents (in millions):

	As of
	September 30, 2010	December 31, 2009
Cash and cash equivalents:
Cash:
Demand deposits	$430.0	$427.2
Time deposits	276.3	127.9

Total cash	706.3	555.1
Cash equivalents:
U.S. government securities	7.0	—
Certificate of deposit	5.0	—
Commercial paper	10.0	17.0
Money market funds	732.6	1,032.6

Total cash equivalents	754.6	1,049.6

Total cash and cash equivalents	$1,460.9	$1,604.7

Investments in Available-for-Sale and Trading Securities
The following tables summarize the Company’s unrealized gains and losses, and fair value of investments designated as trading or available-for-sale, as of September 30, 2010, and December 31, 2009 (in millions):

		Gross Unrealized
	Amortized Cost	Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2010:
Fixed income securities:
U.S. government securities	$288.4	$0.3	$—	$288.7
Government-sponsored enterprise obligations	246.8	0.7	—	247.5
Foreign government debt securities	52.1	0.4	—	52.5
Certificate of deposit	18.6	—	—	18.6
Commercial paper	16.5	—	—	16.5
Asset-backed securities	74.1	0.1	(0.1)	74.1
Corporate debt securities	522.5	3.5	(0.1)	525.9

Total fixed income securities	1,219.0	5.0	(0.2)	1,223.8
Publicly-traded equity securities	11.3	2.5	—	13.8

Total	$1,230.3	$7.5	$(0.2)	$1,237.6

Reported as:
Short-term investments	$634.9	$3.7	$(0.1)	$638.5
Long-term investments	595.4	3.8	(0.1)	599.1

Total	$1,230.3	$7.5	$(0.2)	$1,237.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

		Gross Unrealized
	Amortized Cost	Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009:
Fixed income securities:
U.S. government securities	$245.0	$0.1	$—	$245.1
Government-sponsored enterprise obligations	212.0	0.6	(0.3)	212.3
Foreign government debt securities	96.4	0.3	(0.1)	96.6
Corporate debt securities	488.2	2.0	(0.3)	489.9

Total fixed income securities	1,041.6	3.0	(0.7)	1,043.9
Publicly-traded equity securities	10.1	—	—	10.1

Total	$1,051.7	$3.0	$(0.7)	$1,054.0

Reported as:
Short-term investments	$569.5	$1.0	$—	$570.5
Long-term investments	482.2	2.0	(0.7)	483.5

Total	$1,051.7	$3.0	$(0.7)	$1,054.0

The following table presents the Company’s maturities of its available-for-sale investments and publicly-traded securities as of September 30, 2010 (in millions):

		Gross Unrealized
	Amortized Cost	Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Due within one year	$623.6	$1.2	$(0.1)	$624.7
Due between one and five years	595.4	3.8	(0.1)	599.1

Total fixed income securities	1,219.0	5.0	(0.2)	1,223.8
Publicly-traded equity securities	11.3	2.5	—	13.8

Total	$1,230.3	$7.5	$(0.2)	$1,237.6

The following table presents the Company’s trading and available-for sale investments that are in a continuous unrealized loss position as of September 30, 2010 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$101.6	$(0.1)	$19.5	$—	$121.1	$(0.1)
U.S. government securities	6.0	—	—	—	6.0	—
Government-sponsored enterprise obligations	17.2	—	5.0	—	22.2	—
Foreign government debt securities	1.2	—	5.0	—	6.2	—
Asset-backed securities	46.2	(0.1)	—	—	46.2	(0.1)

Total	$172.2	$(0.2)	$29.5	$—	$201.7	$(0.2)

The Company had 46 and 52 investments in unrealized loss positions as of September 30, 2010, and December 31, 2009, respectively. The gross unrealized losses related to these investments were primarily due to changes in interest rates. The contractual terms of fixed income securities do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. For the fixed income securities and publicly-traded equity securities that have unrealized losses, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2010, and December 31, 2009, respectively. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Privately-Held and Other Equity Investments
The Company’s minority equity investments in privately-held and other companies are carried at cost, as the Company does not have a controlling interest or the ability to exercise significant influence over these companies. The Company adjusts its privately-held and other equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.
As of September 30, 2010, and December 31, 2009, the carrying values of the Company’s privately-held and other equity investments of $22.5 million and $13.9 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2010, the Company invested $4.6 million and $9.8 million, respectively, in privately-held and other equity investments. In the nine months ended September 30, 2010, the Company recognized a gain of $3.2 million from its minority equity investment in Ankeena upon the acquisition of Ankeena.
During the three and nine months ended September 30, 2009, the Company recognized a loss of nil and $3.3 million, respectively, due to the impairment of its minority equity investments in privately-held companies, that the Company judged to be other than temporary. The company invested $6.3 million in privately-held companies during the nine months ended September 30, 2009. Additionally, during the nine months ended September 30, 2009, the Company had a minority equity investment in a privately-held company that was acquired by a publicly-traded company for which the Company received a cash payment of $1.0 million and common stock of the acquiring company of $1.0 million, which is classified as an available-for-sale investment. The Company had no minority equity investments in publicly-held companies during the three and nine months ended September 30, 2009.
Restricted Cash
Restricted cash consists of cash and investments held for escrow accounts required by certain acquisitions completed in 2005 and 2010, the India Gratuity Trust and the Israel Retirement Trust which cover statutory severance obligations in the event of termination of the Company’s India and Israel employees, respectively, and the Directors and Officers (“D&O”) indemnification trust. During the three and nine months ended September 30, 2010, the Company increased its restricted cash by $69.6 million and $150.1 million, respectively, primarily for the escrow accounts required by the acquisition of Ankeena and SMobile that were completed in the second and third quarter of 2010, respectively, and to a lesser extent for the Israel Retirement Trust established in the first quarter of 2010. During the three and nine months ended September 30, 2010, the Company distributed approximately $64.1 million and $124.9 million, respectively, from its restricted accounts, mainly resulting from the Ankeena and SMobile acquisitions. In connection with the Ankeena acquisition, the Company agreed to pay from escrow a total amount of $10.7 million, representing the cash value of unvested restricted shares in Ankeena as of April 8, 2010, to certain former Ankeena employees. As of September 30, 2010, the Company expects to release $8.1 million from escrow as these restricted shares vest over the next two years.
The following table summarizes the Company’s cash and investments that are classified as restricted cash in the condensed consolidated balance sheets (in millions):

	As of
	September 30,	December 31,
	2010	2009
Restricted cash:
Demand deposits	$25.8	$3.8

Total restricted cash	25.8	3.8
Restricted investments:
U.S. government securities	0.6	19.8
Corporate debt securities	2.7	—
Money market funds	50.0	30.1

Total restricted investments	53.3	49.9

Total restricted cash and investments	$79.1	$53.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
As of September 30, 2010, and December 31, 2009, the unrealized gains and losses related to restricted investments were immaterial.
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
Level 3 — Inputs are unobservable inputs based on the Company’s assumptions. These inputs, if any, are valued using internal financial models.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets measured at fair value on a recurring basis and their presentation on the Company’s condensed consolidated balance sheets (in millions):

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets For	Observable	Unobservable
	Identical Assets	Remaining Inputs	Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities:
Mutual funds	$7.2	$—	$—	$7.2

Total trading securities	7.2	—	—	7.2

Available-for-sale debt securities:
U.S. government securities (1)	$111.1	$185.2	$—	$296.3
Government-sponsored enterprise obligations	226.7	20.8	—	247.5
Foreign government debt securities	21.2	31.3	—	52.5
Commercial paper	—	26.5	—	26.5
Corporate debt securities (2)	2.7	525.9	—	528.6
Certificate of deposit	—	23.6	—	23.6
Asset-backed securities	—	74.1	—	74.1
Money market funds (3)	782.6	—	—	782.6

Total available-for-sale debt securities	1,144.3	887.4	—	2,031.7

Available-for-sale equity securities:
Technology securities	6.6	—	—	6.6

Total available-for-sale equity securities	6.6	—	—	6.6

Total available-for-sale securities	1,150.9	887.4	—	2,038.3

Derivative assets:
Foreign exchange contracts	—	1.7	—	1.7

Total derivative assets	—	1.7	—	1.7

Total assets measured at fair value	$1,158.1	$889.1	$—	$2,047.2

(1)	Balance includes $0.6 million of restricted investments measured at fair market value, related to an acquisition completed in 2005. For additional information regarding the Company’s restricted investments, see Note 5, Cash, Cash Equivalents, and Investments, under the heading “Restricted Cash.” Restricted investments are included in the restricted cash balance in the condensed consolidated balance sheet.

(2)	Balance includes $2.7 million of restricted investments measured at fair market value, related to the Company’s India Gratuity Trust.

(3)	Balance includes $50.0 million of restricted investments measured at fair market value, related to the Company’s D&O trust.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets For	Observable	Unobservable
	Identical Assets	Remaining Inputs	Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$732.6	$22.0	$—	$754.6
Short-term investments	198.6	439.9	—	638.5
Long-term investments	174.2	424.9	—	599.1
Restricted cash	52.7	0.6	—	53.3
Prepaid expenses and other current assets	—	1.7	—	1.7

Total assets measured at fair value	$1,158.1	$889.1	$—	$2,047.2

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets For	Observable	Unobservable
	Identical Assets	Remaining Inputs	Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,032.6	$17.0	$—	$1,049.6
Short-term investments	101.3	469.2	—	570.5
Long-term investments	181.2	302.3	—	483.5
Restricted cash	49.9	—	—	49.9

Total assets measured at fair value	$1,365.0	$788.5	$—	$2,153.5

As of September 30, 2010 and December 31, 2009, the Company had nil and $1.5 million, respectively, of derivative liabilities measured at fair value on a recurring basis. The Company recorded the derivative liabilities, which related to its foreign exchange contracts, within other accrued liabilities in its condensed consolidated balance sheets. These liabilities were measured using significant other observable remaining inputs (Level 2) pursuant to the fair value hierarchy.
The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended September 30, 2010, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.
Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that are measured at fair value on a nonrecurring basis at least annually or on a quarterly basis if impairment is indicated (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant Other
	Carrying Value as	Active Markets For	Observable	Unobservable	Total Loss for the	Total Loss for the
	of September 30,	Identical Assets	Remaining Inputs	Remaining Inputs	Three Months Ended	Nine Months Ended
	2010	(Level 1)	(Level 2)	(Level 3)	September 30, 2010	September 30, 2010
Privately-held equity investments	$0.7	$—	$—	$0.7	$—	$—

Total	$0.7	$—	$—	$0.7	$—	$—

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant Other
	Carrying Value as	Active Markets For	Observable	Unobservable	Total Loss for the	Total Loss for the Nine
	of September 30,	Identical Assets	Remaining Inputs	Remaining Inputs	Three Months Ended	Months Ended September
	2009	(Level 1)	(Level 2)	(Level 3)	September 30, 2009	30, 2009
Privately-held equity investments	$1.7	$—	$—	$1.7	$—	$(3.3)

Total	$1.7	$—	$—	$1.7	$—	$(3.3)

Privately-held equity investments, which are normally carried at cost, were measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments. The Company measured the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $3.3 million during the nine months ended September 30, 2009, and classified the investments as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. The Company had no impairment charges against its privately-held equity investments during the three and nine months ended September 30, 2010.
Note 7. Goodwill and Purchased Intangible Assets
Goodwill
The following table summarizes the Company’s goodwill activities by segment in the nine months ended September 30, 2010 (in millions):

	Infrastructure	SLT	Total
Balance as of January 1, 2010
Goodwill	$1,500.5	$3,438.1	$4,938.6
Accumulated impairment losses	—	(1,280.0)	(1,280.0)

Carrying value at January 1, 2010	1,500.5	2,158.1	3,658.6

Goodwill acquired during the nine months ended September 30, 2010	53.1	47.9	101.0
Balance as of September 30, 2010
Goodwill	1,553.6	3,486.0	5,039.6
Accumulated impairment losses	—	(1,280.0)	(1,280.0)

Carrying value at September 30, 2010	$1,553.6	$2,206.0	$3,759.6

During the three and nine months ended September 30, 2010, the Company recorded goodwill of $47.9 million and $101.0 million, respectively, as a result of its acquisitions of Ankeena and SMobile. For further discussion, see Note 3, Business Combinations, in the Notes to Condensed Consolidated Financial Statements. There were no impairments to goodwill during the three and nine months ended September 30, 2010, and 2009.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets with definite lives (in millions):

		Accumulated
	Gross	Amortization	Additions	Net
As of September 30, 2010:
Technologies and patents	$380.0	$(378.6)	$32.7	$34.1
Other	68.9	(61.5)	6.1	13.5

Total	$448.9	$(440.1)	$38.8	$47.6

As of December 31, 2009:
Technologies and patents	$380.0	$(376.0)	$—	$4.0
Other	68.9	(59.1)	—	9.8

Total	$448.9	$(435.1)	$—	$13.8

During the three and nine months ended September 30, 2010, the Company recorded $26.6 million and $38.8 million, respectively, of purchased intangible assets as a result of its acquisitions of Ankeena and SMobile. For further discussion, see Note 3, Business Combinations, in the Notes to Condensed Consolidated Financial Statements.
Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $2.4 million and $2.7 million for the three months ended September 30, 2010, and 2009, respectively, and $5.0 million and $13.4 million for the nine months ended September 30, 2010, and 2009, respectively. There were no impairment charges with respect to the purchased intangible assets in the three and nine months ended September 30, 2010, and 2009.
The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2010 (remaining three months)	$2.9
2011	10.4
2012	9.6
2013	9.4
2014	7.6
Thereafter	7.7

Total	$47.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Note 8. Other Financial Information
Warranties
The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$38.3	$35.8	$38.2	$40.1
Provisions made during the period, net	13.7	14.7	37.9	33.4
Change in estimate	(1.9)	(1.1)	(2.4)	(4.5)
Actual costs incurred during the period	(13.7)	(12.1)	(37.3)	(31.7)

Ending balance	$36.4	$37.3	$36.4	$37.3

Deferred Revenue
Details of the Company’s deferred revenue were as follows (in millions):

	As of
	September 30, 2010	December 31, 2009
Deferred product revenue:
Undelivered product commitments and other product deferrals	$277.7	$254.7
Distributor inventory and other sell-through items	128.2	136.6

Deferred gross product revenue	405.9	391.3
Deferred cost of product revenue	(147.7)	(150.0)

Deferred product revenue, net	258.2	241.3
Deferred service revenue	526.9	512.3

Total	$785.1	$753.6

Reported as:
Current	$594.4	$571.7
Long-term	190.7	181.9

Total	$785.1	$753.6

Deferred product revenue primarily represents unrecognized revenue related to shipments to distributors that have not sold through to end-users, undelivered product commitments, and other shipments that have not met all revenue recognition criteria. Deferred product revenue is recorded net of the related product costs of revenue. Deferred service revenue represents customer payments made in advance for services, which include technical support, hardware and software maintenance, professional services, and training.
Restructuring Liabilities
In 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2009 Restructuring Plan included a worldwide workforce reduction and restructuring of certain business functions and the reduction of facilities.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table provides a summary of changes in the Company’s restructuring liability (in millions):

	Remaining				Remaining
	Liability as of				Liability as of
	December 31, 2009	Charges	Cash payments	Adjustments	September 30, 2010
Facilities	$4.9	$6.8	$(1.8)	$(1.6)	$8.3
Severance, contractual commitments, and other charges	4.5	1.8	(5.4)	(0.3)	0.6

Total	$9.4	$8.6	$(7.2)	$(1.9)	$8.9

In connection with the 2009 Restructuring Plan, the Company recorded $0.2 million and $8.6 million of restructuring charges in the condensed consolidated statements of operations during the three and nine months ended September 30, 2010, respectively. The Company paid $1.4 million and $7.2 million for severance and facilities related charges associated with the 2009 Restructuring Plan during the three and nine months ended September 30, 2010, respectively. The Company recorded $4.5 million and $16.3 million in restructuring charges during the three and nine months ended September 30, 2009, for its 2009 Restructuring Plan. The Company paid $2.8 million and $6.0 million for severance related charges associated with the 2009 Restructuring Plan during the three and nine months ended September 30, 2009, respectively.
Restructuring charges were based on the Company’s restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company’s results of operations.
Interest and Other Income, Net
Interest and other income, net, consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income and expense, net	$0.3	$1.6	$1.8	$5.2
Other income and expense, net	(0.1)	0.1	0.7	1.4

Total interest and other income, net	$0.2	$1.7	$2.5	$6.6

Interest income and expense, net, primarily includes interest income from the Company’s cash, cash equivalents, and investments and interest expense from our customer financing arrangements. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses such as bank fees.
Note 9. Financing Arrangements
The Company has customer financing arrangements to sell its accounts receivable to a major third-party financing provider. The program does not and is not intended to affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. In these transactions with the financing provider, the Company surrendered control over the transferred assets. The accounts receivable were isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.
Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $153.1 million and $122.5 million during the three months ended September 30, 2010, and 2009, respectively, and $435.5 million and $294.9 million during the nine months ended September 30, 2010, and 2009, respectively.
During the three months ended September 30, 2010, and 2009, the Company received cash proceeds of $147.0 million and $101.5 million respectively, and $423.5 million and $277.2 million during the nine months ended September 30, 2010, and 2009, respectively, from the financing provider. The amounts owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of September 30, 2010, and December 31, 2009, was $101.6 million and $89.8 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet. As of September 30, 2010, and December 31, 2009, the estimated cash received from the financing provider not recognized as revenue from distributors was $35.7 million and $52.6 million, respectively.
Note 10. Derivative Instruments
The Company uses derivatives partially to offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.
Cash Flow Hedges
The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company’s planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2010, and 2009, respectively, in interest and other income, net, on its condensed consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the next 12 months.
The total fair value of the Company’s derivative assets located in other current assets on the condensed consolidated balance sheet as of September 30, 2010, and December 31, 2009, was $1.7 million and $0.2 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities on the condensed consolidated balance sheet as of September 30, 2010, and December 31, 2009, was nil and $1.5 million, respectively.
The Company recognized a gain of $2.9 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $1.5 million from other comprehensive income to operating expense in the condensed consolidated statements of operations during the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company recognized a loss of $1.6 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $4.8 million from other comprehensive income to operating expense in the condensed consolidated statements of operations.
During the three months ended September 30, 2009, the Company recognized a gain of $2.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $3.3 million from other comprehensive income to operating expense in the condensed consolidated statements of operations. The Company recognized a gain of $1.4 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $1.6 million from other comprehensive income to operating expense in the condensed consolidated statements of operations during the nine months ended September 30, 2009.
The ineffective portion of the Company’s derivative instruments recognized in its condensed consolidated statements of operations was immaterial during the three and nine months ended September 30, 2010, and 2009.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
As of September 30, 2010, the Company’s top three outstanding derivative positions by currency were as follows (in millions):

	Buy	Buy	Buy
	EUR	GBP	INR
Foreign currency forward contracts:
Notional amount of foreign currency	€25.3	£9.8	1,333.1
U.S dollar equivalent	$32.3	$14.8	$28.9
Weighted-average maturity	2 months	2 months	2 months
During the three and nine months ended September 30, 2010, the Company recognized a gain on non-designated derivative instruments within interest and other income, net, on its condensed consolidated statements of operations of $0.5 million and a loss of $0.9 million, respectively. The Company recognized a gain of $1.8 million and $5.0 million on non-designated derivative instruments within interest and other income, net, on its condensed consolidated statements of operations during the three and nine months ended September 30, 2009, respectively.
Note 11. Equity
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
The Company repurchased approximately 5.0 million shares of its common stock at an average price of $26.81 per share for an aggregate purchase price of $134.9 million during the three months ended September 30, 2010, and approximately 14.3 million shares of its common stock at an average price of $27.09 per share for an aggregate purchase price of $386.7 million during the nine months ended September 30, 2010, under the two stock repurchase programs. The Company repurchased approximately 2.9 million shares of its common stock at an average price of $24.67 per share for an aggregate purchase price of $71.9 million during the three months ended September 30, 2009, and approximately 12.6 million shares of its common stock at an average price of $19.18 per share for an aggregate purchase price of $241.1 million during the nine months ended September 30, 2009, under the 2008 Stock Repurchase Program. As of September 30, 2010, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $931.8 million remaining authorized funds under the 2010 Stock Repurchase Program.
In addition to repurchases under the Company’s stock repurchase programs, the Company repurchased common stock from its employees in connection with net issuance of shares to satisfy its tax withholding obligations for the vesting of certain RSUs and PSAs. The Company repurchased an immaterial amount of common stock from its employees in connection with net issuance of shares during the three months ended September 30, 2010, and repurchased approximately 0.1 million shares of its common stock at an average price of $25.75 per share for an aggregate purchase price of $1.9 million in connection with the net issuances during the nine months ended September 30, 2010. The Company repurchased an immaterial amount of common stock from its employees in connection with net issuance of shares during the three and nine months ended September 30, 2009.
All shares of common stock repurchased under the Company’s 2008 and 2010 stock repurchase programs and from its employees in connection with net issuances have been retired. Future share repurchases under the Company’s 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Comprehensive Income Attributable to Juniper Networks
Comprehensive income attributable to Juniper Networks consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated net income	$134.3	$83.8	$429.3	$94.1
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments, net tax of nil	8.7	(0.9)	7.0	1.7
Change in foreign currency translation adjustment, net tax of nil	6.3	4.9	(1.2)	6.0

Total other comprehensive income, net of tax	15.0	4.0	5.8	7.7

Consolidated comprehensive income	149.3	87.8	435.1	101.8
Adjust for comprehensive income attributable to noncontrolling interest	0.2	—	(1.1)	—

Comprehensive income attributable to Juniper Networks	$149.5	$87.8	$434.0	$101.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes equity activity for the three and nine months ended September 30, 2010 (in millions):

		Accumulated
	Common Stock	Other		Non-
	& Additional	Comprehensive	Accumulated	controlling	Total
	Paid-in-Capital	Income (Loss)	Deficit	Interest	Equity
Balance at December 31, 2009	$9,060.1	$(1.4)	$(3,236.5)	$2.6	$5,824.8
Consolidated net income	—	—	163.1	1.5	164.6
Change in unrealized loss on investments, net tax of nil	—	(0.4)	—	—	(0.4)
Change in foreign currency translation adjustment, net tax of nil	—	(2.7)	—	—	(2.7)
Issuance of shares in connection with Employee Stock Purchase Plan	20.8	—	—	—	20.8
Exercise of stock options by employees, net of repurchases	101.2	—	—	—	101.2
Return of capital to noncontrolling interest	—	—	—	(2.0)	(2.0)
Retirement of common stock	(5.7)	—	(68.7)	—	(74.4)
Repurchases related to net issuances	—	—	(1.8)	—	(1.8)
Share-based compensation expense	40.6	—	—	—	40.6
Adjustment related to tax benefit from employee stock option plans	50.6	—	—	—	50.6

Balance at March 31, 2010	9,267.6	(4.5)	(3,143.9)	2.1	6,121.3
Consolidated net income	—	—	130.5	(0.2)	130.3
Change in unrealized loss on investments, net tax of nil	—	(1.3)	—	—	(1.3)
Change in foreign currency translation adjustment, net tax of nil	—	(4.8)	—	—	(4.8)
Exercise of stock options by employees, net of repurchases	53.7	—	—	—	53.7
Return of capital to noncontrolling interest	—	—	—	(1.0)	(1.0)
Shares assumed in connection with business acquisition	2.3	—	—	—	2.3
Retirement of common stock	(9.1)	—	(168.3)	—	(177.4)
Share-based compensation expense	43.3	—	—	—	43.3
Adjustment related to tax benefit from employee stock option plans	5.4	—	—	—	5.4

Balance at June 30, 2010	9,363.2	(10.6)	(3,181.7)	0.9	6,171.8
Consolidated net income	—	—	134.5	(0.2)	134.3
Change in unrealized gain on investments, net tax of nil	—	8.7	—	—	8.7
Change in foreign currency translation adjustment, net tax of nil	—	6.3	—	—	6.3
Issuance of shares in connection with Employee Stock Purchase Plan	21.0	—	—	—	21.0
Exercise of stock options by employees, net of repurchases	62.4	—	—	—	62.4
Return of capital to noncontrolling interest	—	—	—	—	—
Retirement of common stock	(44.4)	—	(90.5)	—	(134.9)
Repurchases related to net issuances	—	—	(0.1)	—	(0.1)
Share-based compensation expense	43.1	—	—	—	43.1
Adjustment related to tax benefit from employee stock option plans	4.3	—	—	—	4.3

Balance at September 30, 2010	$9,449.6	$4.4	$(3,137.8)	$0.7	$6,316.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes equity activity for the three and nine months ended September 30, 2009 (in millions):

		Accumulated
	Common Stock	Other
	& Additional	Comprehensive Income	Accumulated	Total
	Paid-in-Capital	(Loss)	Deficit	Equity
Balance at December 31, 2008	$8,811.5	$(4.2)	$(2,905.9)	$5,901.4
Consolidated net income	—	—	(4.5)	(4.5)
Change in unrealized loss on investments, net tax of nil	—	(3.6)	—	(3.6)
Change in foreign currency translation adjustment, net tax of nil	—	(10.5)	—	(10.5)
Issuance of shares in connection with Employee Stock Purchase Plan	19.3	—	—	19.3
Exercise of stock options by employees, net of repurchases	3.3	—	—	3.3
Retirement of common stock	(0.1)	—	(119.7)	(119.8)
Share-based compensation expense	33.6	—	—	33.6
Adjustment related to tax benefit from employee stock option plans	10.5	—	—	10.5

Balance at March 31, 2009	8,878.1	(18.3)	(3,030.1)	5,829.7
Consolidated net income	—	—	14.7	14.7
Change in unrealized gain on investments, net tax of nil	—	6.2	—	6.2
Change in foreign currency translation adjustment, net tax of nil	—	11.6	—	11.6
Exercise of stock options by employees, net of repurchases	29.2	—	—	29.2
Retirement of common stock	(0.4)	—	(49.1)	(49.5)
Share-based compensation expense	33.5	—	—	33.5
Adjustment related to tax benefit from employee stock option plans	(58.6)	—	—	(58.6)

Balance at June 30, 2009	8,881.8	(0.5)	(3,064.5)	5,816.8
Consolidated net income	—	—	83.8	83.8
Change in unrealized loss on investments, net tax of nil	—	(0.9)	—	(0.9)
Change in foreign currency translation adjustment, net tax of nil	—	4.9	—	4.9
Issuance of shares in connection with Employee Stock Purchase Plan	19.8	—	—	19.8
Exercise of stock options by employees, net of repurchases	61.1	—	—	61.1
Retirement of common stock	(0.4)	—	(71.5)	(71.9)
Repurchases related to net issuances	—	—	(0.2)	(0.2)
Share-based compensation expense	34.4	—	—	34.4
Adjustment related to tax benefit from employee stock option plans	9.6	—	—	9.6

Balance at September 30, 2009	$9,006.3	$3.5	$(3,052.4)	$5,957.4

Note 12. Employee Benefit Plans
Share-Based Compensation Plans
The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), Amended and Restated 1996 Stock Plan (the “1996 Plan”), as well as various equity incentive plans assumed through acquisitions. Under these plans, the Company has granted (or in the case of acquired plans, assumed) stock options, and in certain plans RSUs and PSAs. In addition, the Company’s 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Purchase Plan) through periodic payroll deductions of up to 10% of base compensation,

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year.
When the 2006 Plan was adopted and approved by the Company’s stockholders in May 2006, it had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75 million shares. In the second quarter of 2010, the Company’s stockholders approved an amendment to the 2006 Plan that increased the number of shares reserved for issuance thereunder by an additional 30.0 million shares. As of September 30, 2010, the 2006 Plan had 58.8 million shares subject to currently outstanding equity awards and 31.8 million shares available for future issuance.
In connection with the acquisition of Ankeena, the Company assumed stock option and RSU awards under the Ankeena stock plan and exchanged those awards for stock options and RSUs covering approximately 0.8 million shares of the Company’s common stock, based upon an exchange ratio prescribed by the acquisition agreement. As of September 30, 2010, stock options and RSUs covering approximately 2.1 million shares of common stock were outstanding under plans assumed through the Company’s past acquisitions.
Stock Option Activities
The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2010 (in millions, except for per share amounts and years):

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price per Share	Contractual Term	Value
Balance at January 1, 2010	67.4	$20.84
Options granted	5.7	28.71
Options assumed (1)	0.4	29.42
Options canceled	(1.8)	21.64
Options exercised	(12.2)	17.94
Options expired	(0.7)	61.71

Balance at September 30, 2010	58.8	$21.66	4.2 years	$526.4

As of September 30, 2010:
Vested or expected-to-vest options	55.8	$21.56	4.1 years	$505.3
Exercisable options	39.4	$20.86	3.6 years	$386.8

(1)	Stock options assumed in connection with the acquisition of Ankeena.
Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $30.35 per share as of September 30, 2010, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $37.5 million and $133.9 million for the three and nine months ended September 30, 2010, respectively. Total fair value of options vested for the three and nine months ended September 30, 2010, was $19.2 million and $66.3 million, respectively.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes information about the Company’s RSUs and PSAs as of and for the nine months ended September 30, 2010 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
		Weighted Average	Weighted Average
		Grant-Date Fair	Remaining	Aggregate Intrinsic
	Number of Shares	Value per Share	Contractual Term	Value
Balance at January 1, 2010	9.1	$21.76
RSUs granted	3.4	29.27
RSUs assumed (1)	0.4	31.18
PSAs granted (2)	3.5	28.73
RSUs vested	(1.6)	26.01
PSAs vested	(0.4)	20.64
RSUs canceled	(0.5)	24.72
PSAs canceled	(0.3)	20.92

Balance at September 30, 2010:	13.6	$25.13	1.8 years	$411.4

As of September 30, 2010:
Vested and expected-to-vest RSUs and PSAs	10.4	$24.83	1.7 years	$315.7

(1)	RSUs assumed in connection with the acquisition of Ankeena.

(2)	The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 1.4 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 3.5 million shares.
Employee Stock Purchase Plan
The Company’s 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Under the 2008 Purchase Plan, employees purchased approximately 1.0 million shares at an average per share price of $21.30 for the three months ended September 30, 2010, and 2.0 million shares at an average per share price of $21.20 in the nine months ended September 30, 2010. Employees purchased approximately 1.6 million shares of common stock through the 2008 Purchase Plan at an average price of $12.28 per share in the three and nine months ended September 30, 2009.
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
As of September 30, 2010, approximately 2.0 million shares had been issued under the 2008 Purchase Plan, and 8.4 million shares remained available for future issuance under the 2008 Purchase Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Shares Available for Grant
The following table presents the stock grant activity for the nine months ended September 30, 2010, and the total number of shares available for grant under the 2006 Plan as of September 30, 2010 (in millions):

Number of Shares
Balance at January 1, 2010	18.0
Additional authorized share reserve approved by stockholders	30.0
RSUs and PSAs granted (1)	(14.5)
Options granted	(5.7)
RSUs canceled (1)	1.5
Options canceled (2)	1.8
Options expired (2)	0.7

Balance at September 30, 2010	31.8

(1)	RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company’s common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The number of shares subject to PSAs granted the maximum number of shares that may be issued pursuant to the award over its full term.

(2)	Includes canceled or expired options under the 1996 Plan and the 2000 Plan that expired unexercised after May 18, 2006, which become available for grant under the 2006 Plan according to its terms.
Common Stock Reserved for Future Issuance
As of September 30, 2010, the Company had reserved an aggregate of approximately 112.6 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.
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
The assumptions used and the resulting estimates of fair value for employee stock options and the employee stock purchase plan during the three and nine months ended September 30, 2010, and 2009 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee Stock Options:
Volatility factor	39% - 42%	43% - 46%	33% - 42%	43% - 58%
Risk-free interest rate	1.1% - 1.4%	0.4% - 4.2%	1.1% - 2.2%	0.4% - 4.2%
Expected life (years)	4.3	4.3 - 5.7	4.3	4.3 - 5.8
Dividend yield	—	—	—	—
Fair value per share	$8.93 - $9.81	$9.52 - $10.25	$7.83 - $30.36	$6.02 - $10.49

Employee Stock Purchase Plan:
Volatility factor	36%	46%	35% - 36%	46% - 58%
Risk-free interest rate	0.2%	0.3%	0.2%	0.3% - 0.4%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$7.09	$7.35	$6.19 - $7.09	$4.51 - $7.35

The Company expenses the cost of its stock options, on a straight line basis, over the vesting period. The Company expenses the cost of its RSUs ratably over the vesting period. The Company recognizes PSA expense over the vesting period, beginning in the period in which the performance conditions are set. The weighted-average fair value per share of RSUs and PSAs granted during these periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average fair value per share:
RSUs	$28.18	$25.86	$29.27	$16.09
PSAs	$27.76	$26.30	$28.73	$17.18

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs is recorded in the following cost and expense categories for the three and nine months ended September 30, 2010, and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues — Product	$1.0	$0.9	$3.1	$2.8
Cost of revenues — Service (1)	3.2	2.6	10.0	7.6
Research and development	19.3	14.3	55.0	44.0
Sales and marketing (1)	13.4	11.0	39.0	31.8
General and administrative	7.5	5.5	22.5	15.2

Total	$44.4	$34.3	$129.6	$101.4

(1)	Prior period information has been reclassified to conform to the current period’s presentation.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Options	$20.5	$20.5	$61.4	$60.0
Assumed options	—	—	0.6	—
Other acquisition-related compensation	1.3	—	2.6	—
Assumed RSUs	—	—	0.5	—
RSUs and PSAs	19.1	10.3	54.6	30.3
Employee stock purchase plan	3.5	3.5	9.9	11.1

Total	$44.4	$34.3	$129.6	$101.4

As of September 30, 2010, approximately $118.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.4 years while approximately $130.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.4 years.
401(k) Plan
The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirements, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $3.2 million and $10.7 million in the three and nine months ended September 30, 2010, respectively, and $2.8 million and $9.8 million in the three and nine months ended September 30, 2009, respectively.
Deferred Compensation Plan
The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within investments, and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded as operating expenses in the condensed consolidated results of operations. The deferred compensation liability under the NQDC plan was approximately $7.2 million and $4.7 million as of September 30, 2010, and December 31, 2009, respectively.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Infrastructure:
Product	$607.6	$472.0	$1,753.9	$1,396.2
Service	136.5	123.2	389.2	350.1

Total Infrastructure revenues	744.1	595.2	2,143.1	1,746.3
SLT:
Product	193.6	162.1	542.5	432.7
Service	74.7	66.6	217.7	195.5

Total SLT revenues	268.3	228.7	760.2	628.2

Total net revenues	1,012.4	823.9	2,903.3	2,374.5
Operating income:
Infrastructure	179.9	126.9	537.6	358.8
SLT	64.6	44.4	152.3	79.6

Total management operating income	244.5	171.3	689.9	438.4
Amortization of purchased intangible assets (1)	(2.4)	(2.7)	(5.0)	(13.4)
Share-based compensation expense	(44.4)	(34.3)	(129.6)	(101.4)
Share-based payroll tax expense	(0.5)	(0.8)	(3.8)	(1.5)
Restructuring charges	(0.2)	(4.5)	(8.6)	(16.3)
Acquisition-related and other charges	(1.5)	(1.0)	(2.1)	(1.0)

Total operating income	195.5	128.0	540.8	304.8
Interest and other income, net	0.2	1.7	2.5	6.6
Gain (loss) on equity investment	—	—	3.2	(3.3)

Income before income taxes and noncontrolling interest	$195.7	$129.7	$546.5	$308.1

(1)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.
Depreciation expense allocated to the Infrastructure segment was $27.8 million and $78.9 million in the three and nine months ended September 30, 2010, respectively, and $24.1 million and $69.1 million in the three and nine months ended September 30, 2009, respectively. The depreciation expense allocated to the SLT segment was 9.4 million and $28.5 million in the three and nine months ended September 30, 2010, respectively, and $9.7 million and $29.4 million in the three and nine months ended September 30, 2009, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas:
United States	$481.2	$380.3	$1,368.0	$1,045.4
Other	51.6	42.5	147.4	128.0

Total Americas	532.8	422.8	1,515.4	1,173.4
Europe, Middle East and Africa	275.9	243.2	829.5	698.3
Asia Pacific	203.7	157.9	558.4	502.8

Total	$1,012.4	$823.9	$2,903.3	$2,374.5

During the three months ended September 30, 2010, no single customer accounted for greater than 10.0% of the Company’s net revenues, and during the nine months ended September 30, 2010, Verizon Communications, Inc. (“Verizon”) accounted for 10.0% of net revenues. During the three months ended September 30, 2009, Verizon accounted for 10.4% of net revenues. No single customer accounted for greater than 10.0% or more of the Company’s net revenues during the nine months ended September 30, 2009.
The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of September 30, 2010, and December 31, 2009, were attributable to U.S. operations. As of September 30, 2010, and December 31, 2009, property and equipment, held in the U.S. as a percentage of total property and equipment was approximately 80.0%. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.
Note 14. Income Taxes
The Company recorded a tax provision of $61.4 million and $45.9 million for the three months ended September 30, 2010, and 2009, or effective tax rates of 31% and 35%, respectively. The Company recorded a tax provision of $117.2 million and $214.0 million for the nine months ended September 30, 2010, and 2009, or effective tax rates of 21% and 69%, respectively.
The effective tax rates for the three and nine months ended September 30, 2010, differ from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions which are subject to lower tax rates, and a $54.1 million income tax benefit recorded during the Company’s first quarter resulting from a change in the Company’s estimate of unrecognized tax benefits related to share-based compensation. The change in estimate was a result of the taxpayer favorable ruling by the U.S. Court of Appeals for the Ninth Circuit (the “Court”) in Xilinx Inc. v. Commissioner in March 2010. These benefits were partially offset by charges for increases in the valuation allowance against the Company’s California deferred tax assets of approximately $3.2 million and $8.4 million in the three and nine months ended September 30, 2010, respectively.
The effective tax rates for the three and nine months ended September 30, 2009, differ from the federal statutory rate of 35% primarily due to three income tax charges: a $4.6 million charge in the Company’s third quarter of 2009 related to an investigation by the Indian tax authorities, a $52.1 million charge in the Company’s second quarter of 2009, related to a change in the Company’s estimate of unrecognized tax benefits as a result of the original decision reached in May of 2009 by the Court in Xilinx Inc. v. Commissioner, which was not held in favor of the taxpayer, and a $61.8 million charge which resulted from changes in California income tax laws enacted during the Company’s first quarter of 2009. The tax rates for the three and nine month periods ended September 30, 2009, were favorably impacted by the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the federal R&D credit.
The gross unrecognized tax benefits decreased by approximately $68.3 million for the nine months ended September 30, 2010. Interest and penalties for the same period decreased by approximately $5.1 million. Interest and penalties accrued for the three months ended September 30, 2010, were not significant. The decrease in the gross unrecognized tax benefits and the accrued interest and penalties is primarily related to the change in estimate during the Company’s first quarter of 2010, resulting from the Court’s decision in Xilinx v. Commissioner referenced above.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2004 through 2006 tax years, the China tax authorities for the 2009 tax year, and the France tax authorities for the 2007 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively, and has received an inquiry from the Hong Kong tax authorities for the 2002 through 2008 tax years. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other income tax examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of September 30, 2010.
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
In July 2009, the India tax authorities commenced a separate investigation of our 2004 through 2008 tax returns and are disputing the Company’s determination of taxable income due to the cost basis of certain fixed assets. The Company accrued $4.6 million in penalties and interest in 2009 related to this matter. The Company understands that the India tax authorities may issue an initial assessment that is substantially higher than this amount. As a result, in accordance with the administrative and judicial process in India, the Company may be required to make payments that are substantially higher than the amount accrued in order to ultimately settle this issue. The Company strongly believes that any assessment it may receive in excess of the amount accrued would be inconsistent with applicable India tax laws and intends to defend this position vigorously. The Company is pursuing all available administrative procedures relative to the matters referenced above. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments, and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however, there is a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, please see Note 15, Commitments and Contingencies, under the heading “IRS Notices of Proposed Adjustments.”
The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $7.1 million within the next twelve months due to lapses of applicable statutes of limitation in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.
Note 15. Commitments and Contingencies
Commitments
The following table summarizes the Company’s future principal contractual obligations as of September 30, 2010 (in millions):

	Total	2010	2011	2012	2013	2014	Thereafter	Other
Operating leases	$278.8	$13.3	$45.8	$40.6	$31.1	$25.8	$122.2	$—
Sublease rental income	(0.2)	(0.2)	—	—	—	—	—	—
Purchase commitments	186.0	186.0	—	—	—	—	—	—
Tax liabilities	102.2	—	—	—	—	—	—	102.2
Other contractual obligations	57.9	28.6	18.0	9.5	1.8	—	—	—

Total	$624.7	$227.7	$63.8	$50.1	$32.9	$25.8	$122.2	$102.2

Operating Leases
The Company leases its facilities under operating leases that expire at various times, the longest of which expires in November 22, 2022. Future minimum payments under the non-cancelable operating leases, net of committed sublease income, totaled $278.6 million as of September 30, 2010. Rent expense was $14.0 million and $41.8 million for the three and nine months ended September 30, 2010, respectively, and $14.2 million and $42.6 million for the three and nine months ended September 30, 2009, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Purchase Commitments
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of September 30, 2010, there were NCNR component orders placed by the contract manufacturers with a value of $186.0 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of September 30, 2010, the Company had accrued $21.2 million based on its estimate of such charges.
Tax Liabilities
As of September 30, 2010, the Company had $102.2 million included in current and long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $102.2 million in liability due to uncertainties in the timing of tax audit outcomes.
Other Contractual Obligations
As of September 30, 2010, other contractual obligations primarily consisted of $26.9 million of indemnity-related and service related escrows, required by certain acquisitions completed in 2005 and 2010, $14.1 million remaining balance for a data center hosting agreement that requires payments through the end of April 2013, $9.1 million for license and service agreements, and $7.7 million under a software subscription agreement that requires payments through the end of January 2011.
Guarantees
The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, and standby letters of credit for certain lease facilities. As of September 30, 2010, the Company had $22.4 million in guarantees and standby letters of credit and recorded a liability of $8.8 million related to a third-party customer-financing guarantee. As of December 31, 2009, the Company had $34.0 million in guarantees and standby letters of credit along with a liability of $21.9 million related to a third-party customer-financing guarantee.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
On February 5, 2010, the Company and the lead plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. The settlement was contingent upon final approval by the Court. On April 12, 2010, the Court granted preliminary approval of the proposed settlement. On August 30, 2010, the Court held a fairness hearing to consider whether to grant final approval of the settlement. On August 31, 2010, the Court granted final approval of the settlement and issued a Final Judgment and Order of Dismissal with Prejudice. Under the settlement, the claims against the Company and its officers and directors were dismissed with prejudice and released in exchange for a $169.0 million cash payment by the Company. The Company considered the proposed payment to be probable and reasonably estimable and, therefore, recorded the cash settlement amount as a pre-tax operating expense in its consolidated statement of operations for the fourth quarter ended December 31, 2009.
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
IRS Notices of Proposed Adjustments
In 2007, the IRS opened an examination of the Company’s U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company’s employment tax returns to include fiscal years 2005 and 2006. As of September 30, 2010, the IRS has not yet concluded its examinations of these returns. In September 2008, as part of its ongoing audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company’s business credits. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to this proposed adjustment.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
In July 2009, the Company received a NOPA from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The asserted changes to the Company’s 2004 tax year would affect the Company’s income tax liabilities in tax years subsequent to 2003. Because of the NOPA, the estimated incremental tax liability would be approximately $807.0 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS, which has been referred to the Appeals Division of the IRS; however an Appeals conference has not yet been scheduled. The Company strongly believes the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company’s previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether this matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes it has provided adequately for this matter, there is a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.
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
Note 17. Subsequent Events
Stock Repurchases
Subsequent to September 30, 2010, through the filing of this report, the Company repurchased and retired approximately 2.9 million shares of its common stock for approximately $92.6 million under its 2010 Stock Repurchase program at an average purchase price of $31.85 per share. The Company’s 2010 Stock Repurchase Program had remaining authorized funds of $839.2 million as of the report filing date. Purchases under the Company’s 2010 Stock Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

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
The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our critical accounting policies and estimates, see Note 2, Summary of Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, and our “Critical Accounting Policies and Estimates” section included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.
To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and a summary of the business and market environment. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited condensed consolidated financial statements and notes included in Item 1 of Part I of this report.
Executive Overview
Our financial performance for the third quarter of 2010 reflects our continued focus on investing in innovations that deliver long-term value to our customers and expanding operating margins. In the third quarter of 2010, net revenues increased year-over-year in both the enterprise and service provider markets across our three geographic regions. These increases reflect the recovering global economy, as well as growing market demand for networking and security products in response to our customers’ network expansions. Additionally, while our net revenues grew, we continued to control costs as we invest in our innovation and customer satisfaction initiatives.

The following table provides an overview of our key financial metrics for the three and nine months ended September 30, 2010, and 2009 (in millions, except per share amounts and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	%Change	2010	2009	$ Change	%Change
Net revenues	$1,012.4	$823.9	$188.5	23%	$2,903.3	$2,374.5	$528.8	22%

Operating income	$195.5	$128.0	67.5	53%	$540.8	$304.8	236.0	77%
Percentage of net revenues	19.3%	15.5%			18.6%	12.8%
Net income attributable to Juniper Networks	$134.5	$83.8	50.7	61%	$428.2	94.1	$334.1	355%
Percentage of net revenues	13.3%	10.2%			14.7%	4.0%
Net income per share attributable to Juniper Networks common stock holders:
Basic	$0.26	$0.16	$0.10	63%	$0.82	$0.18	$0.64	356%

Diluted	$0.25	$0.16	$0.09	56%	$0.80	$0.18	$0.62	344%

•	Net revenues: Our net revenues increased across all three regions, in both the service provider and enterprise markets, in the three and nine months ended September 30, 2010, compared to the same periods in 2009. These increases were primarily due to the recovering global economy and increased demand for our most recent product lines, the EX-series switches, MX-series routers, and SRX service gateways.
•	Operating Income: Our operating income as well as operating margin increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009. These increases were, in large part, due to the increase in revenues and our continued efforts to control expenses and improve efficiencies while focusing our investments in key strategic growth areas.
•	Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stock Holders: The increase in net income attributable to Juniper Networks in the three months ended September 30, 2010, compared to the same period in 2009, is primarily due to the increase in operating income during the period. Net income attributable to Juniper Networks increased in the nine months ended September 30, 2010, compared to the same period in 2009, is primarily due to the increase in operating income during the period and the non-recurring income tax benefit of $54.1 million we received in the first quarter from a change in estimate of unrecognized tax benefits related to share-based compensation. The change resulted from the decision in the first quarter of 2010 of the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner.
•	Stock Repurchase Activity: Under our stock repurchase programs, we repurchased approximately 5.0 million shares of our common stock on the open market at an average price of $26.81 per share for an aggregate purchase price of $134.9 million during the three months ended September 30, 2010, and approximately 14.3 million shares of our common stock at an average price of $27.09 per share for an aggregate purchase price of $386.7 million during the nine months ended September 30, 2010.
•	Other Financial Highlights: Total deferred revenue increased $31.5 million to $785.1 million as of September 30, 2010, compared to $753.6 million as of December 31, 2009, primarily due to an increase in deferred product revenue from undelivered product commitments and an increase in deferred service revenue, largely due to higher sales of service contracts and multi-year service billings.
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

Over the first three quarters of 2010, the global economy continued to recover, yet the pace and trajectory of that recovery varied by geography. In this economic climate, we experienced an increase in demand for our products and services due to the growing demand for networking, as more traffic is being carried over the internet, computing is being centralized in massive data centers, and more people in businesses rely on digital devices connected to the network. This demand improved the purchasing behavior of our customers across all regions for enterprise and among service providers in Europe, Middle East, and Africa (“EMEA”) year-over-year. In the three and nine months ended September 30, 2010, we continued to invest in key research and development (“R&D”) projects that we believe will lead to future growth and remained focused on containing costs and allocating resources effectively.
Strategically, we are making progress toward our vision of the New Network by expanding our portfolio of products and solutions and aligning those products with mobile internet and cloud computing market trends. During the first three quarters of 2010, we continued to deliver new and innovative, high-performance network infrastructure solutions. We also expanded our portfolio of offerings for the enterprise market to provide a comprehensive portfolio of routing, switching, and security products that are running on Junos®. We launched our next generation data center architecture named 3-2-1, that enables customers to connect large numbers of data center servers and storage devices in a way that we believe improves the economics and the performance of these massive data centers. We announced and began shipping the EX4500, a data center switch that can leverage our Virtual Chassis technology to create a data center fabric across multiple networking devices and can offer up to 48 10-gigabit Ethernet (“10GbE”) ports. We began shipping the new EX2200 line of fixed-configuration managed Ethernet switches that offers a plug-and-play solution that addresses access connectivity requirements of high performance businesses. We also announced and began shipping the EX8200-40XS line card that enables our modular switch EX8200 to deliver 40 10GbE ports per line card and the MX80 3D Universal Edge Router, powered by the Junos Trio chipset and designed for both service provider and enterprise deployments. Additionally, we announced our latest fabric chipset that will enable customers to upgrade their existing T-series core routers.
In the area of mobility, we announced and began shipping Junos Pulse, a downloadable client software for secure connections across mobile devices including notebooks, netbooks, smartphones, and tablets as well as non-mobile devices to a broad range of corporate applications for a better, simpler experience for users. Additionally, we announced several new and expanded mobility partnerships intended to deliver software and solutions for mobile operators and improve experience and economics of their networks.
In addition to our infrastructure and mobility products, we announced four new applications that will enable IT managers to orchestrate the automation and security of networks from a single user-oriented management interface: (i) Juniper Virtual Control, a Junos Space-based application to help data center customers manage their Juniper physical switches and VMware virtual switches; (ii) Juniper Ethernet Design, a unified Ethernet management application that enables the data center or campus network to dial up or down as needed in response to the needs of applications and users; (iii) Juniper Security Design, a software application that allows point-and-click turn-up of both security devices and services; and (iv) Juniper Service Insight, a software application for proactive detection, diagnosis, and resolution of network performance issues.
In April 2010, we completed our acquisition of Ankeena Networks, Inc. (“Ankeena”), a privately-held company, which gives us video delivery capabilities that optimize web-based video delivery, provides key components of a content delivery network architecture/solution, improve consumers’ online video experience, and reduces service provider and carrier service provider infrastructure costs for providing web-based video. Additionally, in July 2010, we completed our acquisition of SMobile Systems, Inc. (“SMobile”), a privately-held software company, which will allow us to extend our security focus through integration of SMobile’s product portfolio with Junos Pulse.
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

•	Revenue recognition. Revenue is recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists. We generally rely upon sales contracts, or agreements and customer purchase orders, to determine the existence of an arrangement.
•	Delivery has occurred. We use shipping terms and related documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. In instances where we have outstanding obligations related to product delivery or the final acceptance of the product, revenue is deferred until all the delivery and acceptance criteria have been met.
•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.
•	Collectability is reasonably assured. We assess collectability based on the creditworthiness of customers as determined by our credit checks and their payment histories. We record accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.
We adopted Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Topic 985 — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009. Under the new standards, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.
For fiscal 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, and software and non-software components that function together to deliver the tangible products’ essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.
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
For transactions initiated prior to January 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, is allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to Accounting Standards Codification (“ASC”) Topic 985-605, Software — Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.
As a result of the adoption of ASU 2009-13 and ASU 2009-14, net revenues for the three and nine months ended September 30, 2010, were approximately $50 million and $128 million higher than the net revenues that would have been recorded under the previous accounting rules. The increase in revenues was due to recognition of revenue for products booked and shipped during these periods which consisted primarily of $31 million and $91 million for the three and nine month periods ended September 30, 2010, respectively, related to undelivered product commitments for which we were unable to demonstrate fair value pursuant to the previous accounting standards. The remainder of the increase in revenue for the three and nine month periods was due to products sold into multiple-year service arrangements which were recognized ratably under the previous accounting standards and for the change in our allocation methodology from the residual method to the relative selling price method as prescribed by ASU 2009-13.

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
For sales to direct end-users, value-added resellers, and original equipment manufacturers (“OEM”) partners, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. Our agreements with OEM partners may allow future rights of returns. Additionally, a portion of our sales are made through distributors under agreements allowing for pricing credits or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.
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
Service revenues include revenue from maintenance, training, and professional services. Maintenance is offered under renewable contracts. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period, which is generally one to three years. Revenue from training and professional services is recognized as the services are completed or ratably over the contractual period, which is generally one year or less.
We sell certain interests in accounts receivable on a non-recourse basis as part of a customer financing arrangement primarily with one major financing company. We record cash received under this arrangement in advance of revenue recognition as short-term debt.
•	Contract Manufacturer Liabilities. We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers, and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers manufacture our products primarily in China, Malaysia, Mexico, and the U.S. We have employees in our manufacturing and operations organization who manage relationships with our independent contract manufacturers, manage our supply chain, and monitor product testing and quality. We generally do not own the components and title to products transfers from our independent contract manufacturers to us and immediately to our customers upon shipment. Our independent contract manufacturers produce our products using design specifications, quality assurance programs, and standards that we establish, and they procure components and manufacture our products based on our demand forecasts. These forecasts are our estimates of future demand for our products, based upon historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish a provision for inventory, carrying costs, and obsolete material exposures for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecasted, which may be caused by factors outside of our control, we may incur charges for excess components, which could have an adverse impact on our gross margins and profitability. Supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times.
•	Warranty Costs. We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We accrue for warranty costs as part of our cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period.

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
•	Goodwill and Purchased Intangible Assets. We make significant estimates and assumptions when evaluating impairment of goodwill and other intangible assets on an ongoing basis, as well as when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a sustained decline in our market capitalization, (iii) significant slowdown in the worldwide economy or the networking industry, or (iv) failure to meet our forecasted operating results. We evaluate these assets on an annual basis as of November 1 or more frequently if we believe impairment indicators exist. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income and the market approaches. Under the income approach, we calculate fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value of our reporting units based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the fair value of the reporting unit does not exceed the carrying value of the net assets assigned to the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate and the impairment loss recognized is the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of our intangible assets by determining whether the unamortized balances are greater than the sum of undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. The estimates used are consistent with the plans and estimates that we use to manage our business. If our actual results or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
•	Share-Based Compensation. We recognize share-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards (“PSAs”), and purchases under our Employee Stock Purchase Plan in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). Share-based compensation expense for expected-to-vest share-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
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
The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded share-based compensation expense could be different.
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

will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in FASB ASC Topic, Income Taxes (“FASB ASC Topic 740”). To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance is charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance is reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize and measure potential liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due.
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

Results of Operations
The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net revenues:
Product	$801.2	$634.1	$167.1	26%	$2,296.4	$1,828.9	$467.5	26%
Percentage of net revenues	79.1%	77.0%			79.1%	77.0%
Service	211.2	189.8	21.4	11%	606.9	545.6	61.3	11%
Percentage of net revenues	20.9%	23.0%			20.9%	23.0%

Total net revenues	$1,012.4	$823.9	$188.5	23%	$2,903.3	$2,374.5	$528.8	22%

Our net product revenues increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in Infrastructure product sales to service provider and enterprise customers across all regions and Service Layer Technologies (“SLT”) product sales to enterprise customers across all regions. The increased revenue was the result of the improved macroeconomic environment as compared to the first three quarters of 2009. Our net service revenues increased in the three and nine months ended September 30, 2010, compared to the same period in 2009, primarily due to an increase in service and support sales to enterprise customers in the Americas and EMEA regions and to service provider customers in the EMEA and Asia Pacific (“APAC”) regions. The increase in service revenue was primarily driven by growth in the installed base and continued strength in service contract renewals.
Infrastructure Segment Revenues
The following table presents net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net Infrastructure segment revenues:
Infrastructure product revenue	$607.6	$472.0	$135.6	29%	$1,753.9	$1,396.2	$357.7	26%
Percentage of net revenues	60.0%	57.2%			60.4%	58.8%
Infrastructure service revenue	136.5	123.2	13.3	11%	389.2	350.1	39.1	11%
Percentage of net revenues	13.5%	15.0%			13.4%	14.7%

Total Infrastructure segment revenues	$744.1	$595.2	$148.9	25%	$2,143.1	$1,746.3	$396.8	23%

Percentage of net revenues	73.5%	72.2%			73.8%	73.5%
Infrastructure — Product
During the three and nine months ended September 30, 2010, Infrastructure products revenue experienced growth in the enterprise and service provider markets across all regions. This increase was primarily attributable to revenue growth from our MX-series routers and EX-series switches.
We track Infrastructure chassis revenue units and ports shipped to analyze customer trends and identify areas of potential network growth. Most of our Infrastructure product platforms are modular, with the chassis serving as the base of the platform. Each modular chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the platform receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The following table presents Infrastructure revenue units and ports shipped:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Unit Change	% Change	2010	2009	Unit Change	% Change
Infrastructure chassis revenue units (1)	3,535	3,227	308	10%	9,328	9,253	75	1%
Infrastructure ports shipped (1)	141,846	109,749	32,097	29%	378,844	317,260	61,584	19%

(1)	Excludes modular and fixed configuration EX-series Ethernet switching products and circuit-to-packet products.
Infrastructure port shipments increased in the three months ended September 30, 2010, compared to the same period in 2009, which was commensurate with the growth in chassis revenue units. In the nine months ended September 30, 2010, compared to the same period in 2009, the increase in Infrastructure port shipments was greater than chassis revenue units primarily due to an increase in the shipments of MX-series products, which generally contain a higher number of ports per chassis.
Infrastructure — Service
A majority of our service revenue is earned from customers that purchase our products and enter into service contracts for support. The increase in Infrastructure service revenue for the three and nine months ended September 30, 2010, was primarily driven by the increased revenue from new product sales and strong service contract renewals. From a geographical and market perspective, the increase in Infrastructure service revenues was primarily due to an increase in the enterprise business across all regions and the service provider business in the EMEA and APAC regions. These increases were partially offset by a decrease in service revenue in the Americas service provider market.
SLT Segment Revenues
The following table presents net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net SLT segment revenues:
SLT product revenue	$193.6	$162.1	$31.5	19%	$542.5	$432.7	$109.8	25%
Percentage of net revenues	19.1%	19.7%			18.7%	18.2%
SLT service revenue	74.7	66.6	8.1	12%	217.7	195.5	22.2	11%
Percentage of net revenues	7.4%	8.1%			7.5%	8.3%

Total SLT segment revenues	$268.3	$228.7	$39.6	17%	$760.2	$628.2	$132.0	21%

Percentage of net revenues	26.5%	27.8%			26.2%	26.5%
SLT — Product
We experienced an increase in SLT product revenue in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in revenue from our branch and high-end SRX service gateway products partially offset by declines in revenue generated by older branch and high-end firewall products. From a geographical and market perspective, during the three and nine months ended September 30, 2010, we experienced revenue growth in the enterprise market across all regions and in the Americas service provider market.

The following table presents SLT revenue units recognized:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Unit Change	% Change	2010	2009	Unit Change	% Change
SLT revenue units	55,905	55,319	586	1%	170,571	147,717	22,854	15%
The year-over-year growth in SLT revenue units was less than the year-over-year growth in SLT product revenues in the three months ended September 30, 2010, compared to the same period in 2009, due to the transition from older branch and high-end firewall products to branch and high-end SRX service gateway products, which have a higher revenue per unit. In the nine months ended September 30, 2010, compared to the same period in 2009, the increase in SLT revenue units was commensurate with and due to year-over-year growth of SLT product revenue.
SLT — Service
The increase in SLT service revenue for the three and nine months ended September 30, 2010, was primarily driven by the increased revenue from new product sales and strong service contract renewals. From a geographical and market perspective, the increase in SLT service revenues was primarily due to growth in both the enterprise and service provider markets across all regions.
Net Revenues by Geographic Region
The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Americas:
United States	$481.2	$380.3	$100.9	27%	$1,368.0	$1,045.4	$322.6	31%
Other	51.6	42.5	9.1	21%	147.4	128.0	19.4	15%

Total Americas	532.8	422.8	110.0	26%	1,515.4	1,173.4	342.0	29%
Percentage of net revenues	52.6%	51.3%			52.2%	49.4%
Europe, Middle East, and Africa	275.9	243.2	32.7	13%	829.5	698.3	131.2	19%
Percentage of net revenues	27.3%	29.5%			28.6%	29.4%
Asia Pacific	203.7	157.9	45.8	29%	558.4	502.8	55.6	11%
Percentage of net revenues	20.1%	19.2%			19.2%	21.2%

Total	$1,012.4	$823.9	$188.5	23%	$2,903.3	$2,374.5	$528.8	22%

Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenues in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increased demand in the United States. In the United States, net revenues increased in absolute dollars and as a percentage of total net revenue, in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increased product sales to service provider and enterprise customers.
Net revenues in EMEA increased in absolute dollars in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increased demand in the Russian Federation, the Netherlands, and the United Kingdom. This increase was largely driven by product sales to both the enterprise and service provider markets. Net revenue in EMEA as a percentage of total net revenues decreased in the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to the relative strength of the Americas region.
Net revenues in APAC increased in absolute dollars in the three and nine months ended September 30, 2010, compared to the same period in 2009, primarily due to increased demand in Australia, Japan, and South Korea. This increase was primarily driven by product sales to enterprise customers and service sales to service provider customers. Net revenue in APAC as a percentage of total net revenues increased in the three months ended September 30, 2010, as compared to the same period in 2009, as the macroeconomic environment improved in the APAC region, and decreased in the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to the relative strength of the Americas region.

Net Revenues by Market and Customer
The following table presents the total net revenues by market (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service Provider	$634.0	$524.0	$110.0	21%	$1,847.6	$1,557.8	$289.8	19%
Percentage of net revenues	62.6%	63.6%			63.6%	65.6%
Enterprise	378.4	299.9	78.5	26%	1,055.7	816.7	239.0	29%
Percentage of net revenues	37.4%	36.4%			36.4%	34.4%

Total	$1,012.4	$823.9	$188.5	23%	$2,903.3	$2,374.5	$528.8	22%

We sell our high-performance network products and service offerings from our Infrastructure and SLT segments to two primary markets – service provider and enterprise. The service provider market includes wireline, wireless, and cable operators, as well as major internet content and application providers. The enterprise market represents businesses; federal, state, and local governments; and research and education institutions.
Net revenues from sales to the service provider market increased in absolute dollars in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to our customers’ increased investment in new network build-outs and purchases of additional networking capacity to support network growth. Net revenues from sales to the enterprise market increased in absolute dollars and as a percentage of total net revenues in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to our expanded portfolio of products and our continued investments to expand our footprint in the enterprise market.
During the three months ended September 30, 2010, no single customer accounted for greater than 10.0% or more of our net revenues and during the nine months ended September 30, 2010, Verizon Communications, Inc. (“Verizon”) accounted for 10.0% of our net revenues. During the three months ended September 30, 2009, Verizon accounted for 10.4% of our net revenues. No single customer accounted for greater than 10.0% or more of our net revenues during the nine months ended September 30, 2009.

Cost of Revenues
The following table presents cost of product and service revenues and the related gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of revenues:
Product	$247.0	$206.3	$40.7	20%	$701.2	$607.0	$94.2	16%
percentage of net revenues	24.4%	25.1%			24.1%	25.5%
Service (1)	87.6	74.3	13.3	18%	252.4	215.5	36.9	17%
percentage of net revenues	8.7%	9.0%			8.7%	9.1%

Total cost of revenues (1)	$334.6	$280.6	$54.0	19%	$953.6	$822.5	$131.1	16%

percentage of net revenues	33.1%	34.1%			32.8%	34.6%
Gross margin:
Product gross margin	$554.2	$427.8	$126.4	30%	$1,595.2	$1,222.0	$373.2	31%
Percentage of product revenues	69.2%	67.5%			69.5%	66.8%
Service gross margin	123.6	115.5	8.1	7%	354.5	330.0	24.5	7%
Percentage of service revenues	58.5%	60.9%			58.4%	60.5%

Total gross margin	$677.8	$543.3	$134.5	25%	$1,949.7	$1,552.0	$397.7	26%

Percentage of net revenues	66.9%	65.9%			67.2%	65.4%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
Most of our manufacturing, repair, and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for standard product costs. The cost of product revenues increased in absolute dollars in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in product volume. Product gross margin and product gross margin as a percentage of product revenues increased primarily due to a change in product mix that favored higher margin products and our continued efforts to manage costs. As of September 30, 2010, and 2009, we had 254 and 242 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our independent contract manufacturers, manage our supply chain, orchestrate new product introductions, and monitor and manage product testing and quality.
The cost of service revenues increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increased headcount and outside services to support our customer needs and variable compensation. Service-related headcount increased by 11% to 964 employees as of September 30, 2010, compared to 868 employees as of September 30, 2009. Total personnel-related costs as a percentage of service revenues were relatively flat in the three and nine months ended September 30, 2009, respectively, as we continued to manage costs while growing our revenues. Facilities and information technology (“IT”) expenses related to cost of service revenues increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, which is commensurate with the increase in headcount. The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was immaterial in the three months ended September 30, 2010, and approximately 1% in the nine months ended September 30, 2010. The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was 4% in each of the three and nine month periods ended September 30, 2009, respectively.
Service gross margin increased in absolute dollars primarily due to increased service revenues, and service gross margin as a percentage of service revenues decreased primarily due to a shift in mix that was driven by an increase in value-added service related revenue.

Facility and IT departmental costs are allocated to costs and operating expense based on usage and headcount, respectively. Such costs increased by $4.8 million and $12.7 million in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 due to an increase in departmental headcount, the continued build-out of our domestic and international development and test centers, and IT applications to support our internal operations. Facility and IT related headcount was 376 employees as of September 30, 2010, compared to 243 employees as of September 30, 2009. We expect to continue investment in our company-wide IT infrastructure.
Operating Expenses
Personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, have historically been the primary driver of our operating expenses, and we expect this trend to continue. We increased our total headcount by 15% to 8,104 employees as of September 30, 2010, from 7,034 employees as of September 30, 2009, due to increases in almost all of our organizations in an effort to grow the business.
The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Research and development	$231.2	$185.2	$46.0	25%	$662.9	$554.5	$108.4	21%
Sales and marketing (1)	204.7	183.4	21.3	12%	599.3	547.9	51.4	9%
General and administrative	43.8	39.9	3.9	10%	132.8	118.3	14.5	12%
Amortization of purchased intangible assets	0.9	1.3	(0.4)	(31)%	3.3	9.2	(5.9)	(65)%
Restructuring charges	0.2	4.5	(4.3)	(96)%	8.6	16.2	(7.6)	(47)%
Acquisition-related and other charges	1.5	1.0	0.5	50%	2.1	1.0	1.1	110%

Total operating expenses (1)	$482.3	$415.3	$67.0	16%	$1,409.0	$1,247.1	$161.9	13%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
The following table highlights our operating expenses as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	22.8%	22.5%	22.8%	23.3%
Sales and marketing (1)	20.2%	22.3%	20.6%	23.1%
General and administrative	4.3%	4.8%	4.7%	5.0%
Amortization of purchased intangible assets	0.1%	0.2%	0.1%	0.4%
Restructuring charges	—%	0.5%	0.3%	0.7%
Acquisition-related and other charges	0.2%	0.1%	0.1%	—%

Total operating expenses (1)	47.6%	50.4%	48.6%	52.5%

(1)	Prior period information has been reclassified to conform to the current period’s presentation.
In the three and nine months ended September 30, 2010, R&D expenses primarily consisted of personnel-related expenses and other costs related to product development such as equipment and repairs expense, and engineering and development expense. Personnel-related costs increased $22.3 million, or 23%, to $119.2 million and $63.7 million, or 21%, to $363.9 million in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to a 18% increase in our engineering organization headcount, from 3,237 at September 30, 2009, to 3,819 employees at September 30, 2010, to support continued product innovation, and timing of personnel-related expenses. Additionally, product development cost increased $3.2 million, or 17%, to $21.3 million and $5.6 million, or 11%, to $54.5 million in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors.

Sales and marketing expenses increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in personnel-related expenses of $9.5 million and $46.6 million, respectively. The increase was primarily due to an 8% increase in our sales and marketing headcount from 2,092 to 2,263 employees, an increase in variable compensation driven by growth in our revenues, and an increase in outside services to support our sales and marketing programs.
G&A expenses increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in personnel-related expenses, partially offset by a decrease in outside services. Personnel-related costs increased by $4.2 million and $13.2 million in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to a 22% increase in headcount in our worldwide G&A functions, from 352 to 428 employees, in anticipation of future growth in our business. Outside professional service fees decreased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to a decline in legal, contractor, and consulting fees.
Amortization of purchased intangible assets decreased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to a decrease in amortization expense of certain purchased intangible assets that fully amortized in 2009 and, to a lesser extent, the full amortization of an intangible asset during the second quarter of 2010.
We incurred $0.2 million and $8.6 million of restructuring charges in the three and nine months ended September 30, 2010, respectively, and $4.5 million and $16.3 million of restructuring charges in the three and nine months ended September 30, 2009, respectively, as a result of the implementation of a restructuring plan as part of our 2009 cost reduction initiatives (the “2009 Restructuring Plan”). For the remainder of 2010, we do not expect to incur significant charges in connection with the 2009 Restructuring Plan. See Note 8, Other Financial Information in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of restructuring charges.
On April 19, 2010, the Company acquired 100% of the equity securities of Ankeena, a privately-held provider of new media infrastructure technology, and on July 30, 2010, the Company acquired 100% of the net assets of SMobile, a privately-held software company focused solely on smartphone and tablet security solutions for the enterprise, service provider, and consumer markets. In the three and nine months ended September 30, 2010, the Company recognized $1.5 million and $2.1 million, respectively, in direct and indirect acquisition-related costs such as financial advisory, legal, due diligence, and integration costs as a result of these acquisitions. See Note 3, Business Combination in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of the acquisitions of Ankeena and SMobile.
Interest and Other Income, Net, Gain (Loss) on Equity Investments, and Income Tax Provision
The following table presents net interest and other income, gain (loss) on equity investments, and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Interest and other income, net	$0.2	$1.7	$(1.5)	(88)%	$2.5	$6.6	$(4.1)	(62)%
Percentage of net revenues	—%	0.2%			0.1%	0.3%
Gain (loss) on equity investments	—	—	—	N/M	3.2	(3.3)	6.5	198%
Percentage of net revenues	—%	—%			0.1%	N/M
Income tax provision	61.4	45.9	15.5	34%	117.2	214.0	(96.8)	(45)%
Percentage of net revenues	6.0%	5.6%			4.1%	9.0%

N/M	= not meaningful
Net interest and other income decreased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to lower interest rates and an increase in interest expense from our customer financing arrangements.
There were no gains or losses from our equity investments during the three months ended September 30, 2010. In the nine months ended September 30, 2010, we recognized a $3.2 million gain from our privately-held equity investment as a result of our acquisition of Ankeena. For further discussion, see Note 3, Business Combination, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. In the nine months ended September 30, 2009, we recognized a $3.3 million impairment loss on our privately-held equity investments for changes in fair value that we deemed were other-than-temporary.

We recorded a tax provision of $61.4 million and $45.9 million, or effective tax rates of 31% and 35%, for the three months ended September 30, 2010, and 2009, respectively, and a tax provision of $117.2 million and $214.0 million, or effective tax rates of 21% and 69%, for the nine months ended September 30, 2010, and 2009, respectively. The effective tax rates for the three and nine months ended September 30, 2010, differ from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and a $54.1 million income tax benefit recorded during the first quarter of 2010 resulting from a change in our estimate of unrecognized tax benefits related to share-based compensation. These benefits were partially offset by charges for increases in the valuation allowance against the Company’s California deferred tax assets of approximately $3.2 million and $8.4 million during the three and nine months ended September 30, 2010, respectively.
The effective tax rates for the three and nine months ended September 30, 2009, differed from the federal statutory rate of 35% primarily due to three income tax charges: a $4.6 million charge in the Company’s third quarter of 2009 related to an investigation by the Indian tax authorities, a $52.1 million charge in the second quarter of 2009 related to a change in the our estimate of unrecognized tax benefits, and a $61.8 million charge which resulted from changes in California income tax laws enacted during the Company’s first quarter of 2009. The tax rates for the three and nine months ended September 30, 2010, and 2009 were favorably impacted by the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the federal R&D credit.
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

Financial information for each segment used by management to make financial decisions and allocate resources is as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Net Revenues:
Infrastructure:
Product	$607.6	$472.0	$135.6	29%	$1,753.9	$1,396.2	$357.7	26%
Service	136.5	123.2	13.3	11%	389.2	350.1	39.1	11%

Total Infrastructure revenues	744.1	595.2	148.9	25%	2,143.1	1,746.3	396.8	23%
SLT:
Product	193.6	162.1	31.5	19%	542.5	432.7	109.8	25%
Service	74.7	66.6	8.1	12%	217.7	195.5	22.2	11%

Total SLT revenues	268.3	228.7	39.6	17%	760.2	628.2	132.0	21%
Total net revenues	1,012.4	823.9	188.5	23%	2,903.3	2,374.5	528.8	22%
Operating income:
Infrastructure	179.9	126.9	53.0	42%	537.6	358.8	178.8	50%
SLT	64.6	44.4	20.2	46%	152.3	79.6	72.7	91%

Total management operating income	244.5	171.3	73.2	43%	689.9	438.4	251.5	57%
Amortization of purchased intangible assets	(2.4)	(2.7)	0.3	(11)%	(5.0)	(13.4)	8.4	(63)%
Share-based compensation expense	(44.4)	(34.3)	(10.1)	29%	(129.6)	(101.4)	(28.2)	28%
Share-based payroll tax expense	(0.5)	(0.8)	0.3	(38)%	(3.8)	(1.5)	(2.3)	163%
Restructuring charges	(0.2)	(4.5)	4.3	(96)%	(8.6)	(16.3)	7.7	(47)%
Acquisition-related and other charges	(1.5)	(1.0)	(0.5)	50%	(2.1)	(1.0)	(1.1)	110%

Total operating income	195.5	128.0	67.5	53%	540.8	304.8	236.0	77%
Interest and other income, net	0.2	1.7	(1.5)	(88)%	2.5	6.6	(4.1)	(62)%
Gain (loss) on equity investment	—	—	—	N/M	3.2	(3.3)	6.5	198%

Income before income taxes and noncontrolling interest	$195.7	$129.7	$66.0	51%	$546.5	$308.1	$238.4	77%

The following table presents financial information for each segment as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues:
Infrastructure:
Product	60.0%	57.2%	60.4%	58.8%
Service	13.5%	15.0%	13.4%	14.7%

Total infrastructure revenues	73.5%	72.2%	73.8%	73.5%
SLT
Product	19.1%	19.7%	18.7%	18.2%
Service	7.4%	8.1%	7.5%	8.3%

Total SLT revenues	26.5%	27.8%	26.2%	26.5%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Operating income:
Infrastructure	17.7%	15.4%	18.5%	15.1%
SLT	6.4%	5.4%	5.3%	3.4%

Total management operating income	24.1%	20.8%	23.8%	18.5%
Amortization of purchased intangible assets	(0.2)%	(0.3)%	(0.2)%	(0.6)%
Share-based compensation expense	(4.4)%	(4.2)%	(4.5)%	(4.3)%
Share-based payroll tax expense	—%	(0.1)%	(0.1)%	(0.1)%
Restructuring charges	—%	(0.6)%	(0.3)%	(0.7)%
Acquisition-related and other charges	(0.2)%	(0.1)%	(0.1)%	—%

Total operating income	19.3%	15.5%	18.6%	12.8%
Interest and other income, net	—%	0.2%	0.1%	0.3%
Gain (loss) on equity investments	—%	—%	0.1%	(0.1)%

Income before income taxes and noncontrolling interest	19.3%	15.7%	18.8%	13.0%

Infrastructure Segment
An analysis of the change in revenue for the Infrastructure segment, and the change in units, can be found above in the section titled “Infrastructure Segment Revenues.”
Infrastructure product gross margin and gross margin percentage increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to changes in product mix that favored higher margin products.
Infrastructure segment operating income and operating margin increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to revenue growth discussed above in the section titled “Net Revenues” outpacing our expenses. We allocate sales and marketing, G&A, and facility and IT expenses to the Infrastructure segment generally based upon revenue, usage, and headcount. In the three and nine months ended September 30, 2010, R&D expense increased in absolute dollars as we continued our R&D investment efforts to develop innovative products and expand our Infrastructure product portfolio. However, R&D expense decreased as a percentage of Infrastructure net revenues in the three months ended September 30, 2010, as our revenue growth outpaced our expenses for the period. R&D increased as a percentage of Infrastructure net revenues in the nine months ended September 30, 2010, due to greater investments in R&D in the first three quarters of 2010, compared to 2009. Sales and marketing expense increased in absolute dollars and as a percentage of Infrastructure net revenues in the three and nine months ended September 30, 2010, compared to the same periods in 2009, as we amplified our efforts to reach enterprise and service provider customers.

SLT Segment
An analysis of the change in revenue for the SLT segment, and the change in units, can be found above in the section titled “SLT Segment Revenues.”
SLT product gross margin and gross margin percentage increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to changes in product mix that favored higher margin products. SLT segment operating income and operating margin increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to revenue growth discussed above in the section titled “Net Revenues” outpacing our expenses. We allocate sales and marketing, G&A, as well as facility and IT expenses to the SLT segment generally based on revenue, usage, and headcount. R&D related costs increased in absolute dollars in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to our continued efforts to expand our product features and functionality based upon the trends in the marketplace. Additionally, sales and marketing expense increased in absolute dollars in the three and nine months ended September 30, 2010, compared to the same periods in 2009, as we increased our efforts to reach enterprise and service provider customers. In the three and nine months ended September 30, 2010, compared to the same periods in 2009, R&D and sales and marketing expenses decreased as a percentage of SLT net revenues primarily due to the increase in net revenues and our continued efforts to manage costs.
Amortization of Purchased Intangible Assets, Share-Based Compensation and Related Payroll Tax Expense, Restructuring Charges, Interest and Other Income, Net, and Gain (Loss) on Equity Investment.
See “Operating Expenses” and “Interest and Other Income, Net, Gain (Loss) on Equity Investment, and Income Tax Provision” sections above for further discussion.
Key Performance Measures
In addition to the financial metrics included in the condensed consolidated financial statements, we use the following key performance measures to assess quarterly operating results:

	Three Months Ended
	September 30,
	2010	2009
Days sales outstanding (“DSO”) (1)	42	41
Book-to-bill ratio (2)	>1	>1

(1)	DSO represents the ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days for the applicable quarter. DSO increased in the third quarter of 2010, compared to the third quarter of 2009, primarily due to timing of shipments.

(2)	Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the period.

Liquidity and Capital Resources
The following sections discuss the effects of changes in our consolidated balance sheet and cash flows, contractual obligations, and stock repurchase program on our liquidity and capital resources.
Overview
Historically, we have funded our business primarily through our operating activities and the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	September 30,	December 31,
	2010	2009	$ Change	% Change
Working capital	$1,626.0	$1,503.2	$122.8	8%

Cash and cash equivalents	$1,460.9	$1,604.7	$(143.8)	(9)%
Short-term investments	638.5	570.5	68.0	12%
Long-term investments	599.1	483.5	115.6	24%

Total cash, cash equivalents and investments	$2,698.5	$2,658.7	$39.8	1%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $122.8 million in the nine months ended September 30, 2010, primarily due to a decrease in accrued litigation settlements.
Stock Repurchase Activities
In February 2010, our Board of Directors (the “Board”) approved a stock repurchase program (the “2010 Stock Repurchase Program”), which authorized us to repurchase up to $1.0 billion of our common stock. This new authorization is in addition to the stock repurchase program approved by the Board in March 2008 (the “2008 Stock Repurchase Program”), which also enabled us to repurchase up to $1.0 billion of our common stock.
We repurchased approximately 5.0 million shares of our common stock at an average price of $26.81 per share for an aggregate purchase price of $134.9 million during the three months ended September 30, 2010, and approximately 14.3 million shares of our common stock at an average price of $27.09 per share for an aggregate purchase price of $386.7 million during the nine months ended September 30, 2010, under our two stock repurchase programs. We repurchased approximately 2.9 million shares of our common stock at an average price of $24.67 per share for an aggregate purchase price of $71.9 million during the three months ended September 30, 2009, and approximately 12.6 million shares of our common stock at an average price of $19.18 per share for an aggregate purchase price of $241.1 million during the nine months ended September 30, 2009, under our 2008 Stock Repurchase Program. As of September 30, 2010, there were no remaining authorized funds under our 2008 Stock Repurchase Program and $931.8 million remaining authorized funds under our 2010 Stock Repurchase Program.
In addition to repurchases under our stock repurchase programs, we repurchased common stock from our employees in connection with net issuance of shares to satisfy tax withholding obligations for the vesting of certain RSUs and PSAs. There were immaterial repurchases in connection with net issuances during the three months ended September 30, 2010. We repurchased approximately 0.1 million shares of common stock at an average price of $25.75 per share for an aggregate purchase price of $1.9 million in connection with the net issuances during the nine months ended September 30, 2010. We repurchased an immaterial amount of common stock from our employees in connection with net issuance of shares during the three and nine months ended September 30, 2009.
All shares of our common stock repurchased under our 2008 and 2010 stock repurchase programs and from our employees in connection with net issuances have been retired. Future share repurchases under our 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Summary of Cash Flows
In the nine months ended September 30, 2010, cash and cash equivalents decreased by $143.8 million. This decrease was the result of cash used in our investing and financing activities of $467.1 million and $118.0 million, respectively, partially offset by cash generated by operations of $441.3 million.
Operating Activities
We generated cash from operating activities of $441.3 million in the nine months ended September 30, 2010, compared to $536.5 million in the same period of 2009. This decrease was primarily due to payment of the litigation settlement in the first quarter of 2010, higher income taxes paid, and the timing of cash collections for the nine months ended September 30, 2010. These changes were partially offset by higher net income.
Investing Activities
For the nine months ended September 30, 2010, net cash used by investing activities was $467.1 million compared to $830.0 million in the nine months ended September 30, 2009. The change was primarily due to a decrease in net investment purchases in the nine months ended 2010 as compared to the same period a year ago, partially offset by net cash payments for the acquisitions of Ankeena and SMobile.
Financing Activities
Net cash used in financing activities was $118.0 million for the nine months ended September 30, 2010, compared to $107.0 million in the same period for 2009. The change was due to an increase in cash used to repurchase our common stock through our stock repurchase programs, which was partially offset by greater cash proceeds in 2010 from common stock issued to employees and, to a lesser extent, the change in excess tax benefits from share-based compensation compared to the same period a year ago.
Deferred Revenue
The following table summarizes our deferred product and service revenues (in millions):

	As of
	September 30,	December 31,
	2010	2009
Deferred product revenue:
Undelivered product commitments and other product deferrals	$277.7	$254.7
Distributor inventory and other sell-through items	128.2	136.6

Deferred gross product revenue	405.9	391.3
Deferred cost of product revenue	(147.7)	(150.0)

Deferred product revenue, net	258.2	241.3
Deferred service revenue	526.9	512.3

Total	$785.1	$753.6

Deferred gross product revenue as of September 30, 2010, increased $14.6 million compared to December 31, 2009, due to an increase in undelivered product commitments and other product deferrals. Total deferred service revenue increased $14.6 million compared to December 31, 2009, largely due to higher sales of service contracts and multi-year service billings.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2010.

Contractual Obligations
Our principal commitments primarily consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations.
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our condensed consolidated statements of operations. We occupy approximately 2.2 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires on November 22, 2022. As of September 30, 2010, future minimum payments under our non-cancelable operating leases, net of committed sublease income, were $278.6 million, of which $13.1 million will be paid over the remaining three months of 2010.
In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by us place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. As of September 30, 2010, there were NCNR component orders placed by the contract manufacturers with a value of $186.0 million. The contract manufacturers use the components to build products based on our forecasts and on purchase orders that we have received from customers. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet our forecast or customer orders. As of September 30, 2010, we had accrued $21.2 million based on our estimate of such charges.
As of September 30, 2010, we had $102.2 million in current and long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to the additional $102.2 million in liabilities due to uncertainties in the timing of tax audit outcomes.
As of September 30, 2010, other contractual obligations primarily consisted of indemnity- and service-related escrows of $26.9 million, $14.1 million remaining balance for a data center hosting agreement that requires payments through the end of April 2013, $9.1 million for license and service agreements, and $7.7 million under a software subscription agreement that requires payments through the end of January 2011.
Liquidity and Capital Resource Requirements
Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under the 2010 Stock Repurchase Program, our liquidity may be impacted. As of September 30, 2010, we have over 50% of our cash and investment balances held outside of the U.S., which may be subject to U.S. taxes if repatriated.
In August 2010, we filed a $1.5 billion shelf registration with the SEC. The filing replaced our prior $1.0 billion shelf registration which had expired. The shelf registration is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any offerings of securities will be made pursuant to a prospectus.
We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for fiscal years 2010 and 2011 is to target the number of shares underlying equity awards granted on an annual basis at approximately three percent (3%) of our common stock outstanding. Based upon shares underlying our grants to date of options, RSUs and PSAs (counting only the on-target measure of such performance share awards), we believe we are on track with respect to this goal for 2010.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:
•	level and mix of our product, sales, and gross profit margins;

•	our business, product, capital expenditures and R&D plans;

•	repurchases of our common stock;

•	incurrence and repayment of debt;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	accounts receivable levels that we maintain;

•	acquisitions and/or funding of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and/or pricing;

•	our relationships with supplies, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to future restructuring plans, if any;

•	tax expense associated with share-based awards;

•	issuance of share-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	level of exercises of stock options and stock purchases under our equity incentive plans; and

•	general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.
Factors That May Affect Future Results
A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We maintain an investment portfolio of various holdings, types, and maturities. The values of our investments are subject to market price volatility. In addition, as of September 30, 2010, over 50% of our cash and marketable securities were held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the three and nine months ended September 30, 2010, and 2009, related to the sales of our investments.

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
Our sales and costs of revenues are primarily denominated in U.S. dollars. Our cost of service revenue and operating expenses are denominated in U.S. dollars as well as other foreign currencies including the British Pound, Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenue and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the condensed consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the three and nine months ended September 30, 2010, and 2009, in other income and expense, net, on our condensed consolidated statements of operations. The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was immaterial in the three months ended September 30, 2010, and approximately 1% in the nine months ended September 30, 2010. The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was 2% and 5% in each of the three and nine month periods ended September 30, 2009, respectively.
Equity Price Risk
Our portfolio of publicly-traded equity securities is inherently exposed to equity price risk as the stock market fluctuates. We monitor our publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a publicly-traded equity investment exceeds its fair value, and we determine the decline in the value to be other than temporary, we reduce the carrying value to its current fair value. We do not purchase our publicly-traded equity securities with the intent to use them for trading or speculative purposes. They are classified as available-for-sale securities in our condensed consolidated balance sheets. The aggregate fair value of our marketable equity securities was $6.6 million and $5.4 million as of September 30, 2010, and December 31, 2009, respectively. Additionally, our non-qualified deferred compensation (“NQDC”) plan may also hold publicly-traded securities. Investments under the NQDC plan are considered trading securities and are reported at fair value on our condensed consolidated balance sheets. As of September 30, 2010, and December 31, 2009, the total investment under the NQDC plan was $7.2 million and $4.7 million, respectively. A hypothetical 30% adverse change in the stock prices of our portfolio of publicly-traded equity securities would result in an immaterial loss.
In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. The aggregate cost of our investments in privately-held companies was $18.7 million and $13.9 million as of September 30, 2010, and December 31, 2009, respectively.
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

Changes in Internal Controls
We have initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of these controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Legal Proceedings” section in Note 15 — Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.
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
Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have recently resulted, and may in the future result, in decreased revenues and earnings and could negatively impact our ability to forecast sales and operating results and our ability to forecast and manage our contract manufacturer relationships. In addition, the recent recession and economic weakness, particularly in the United States and Europe, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short-term.
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
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues for the nine months ended September 30, 2010. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Changes in the business requirements, vendor selection, financial prospects, capital resources, or purchasing behavior of our key customers or potential new customers could significantly decrease sales to such customers or could lead to delays or cancellations of planned purchases of our products or services. Any of these factors could adversely affect our business, financial condition, and results of operations.
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
Generally, our Infrastructure products are not stocked by distributors or resellers due to their cost and complexity and configurations required by our customers, and we generally build such products as orders are received. In recent years, the volume of orders received late in any given quarter, which is unpredictable, has continued to increase. If orders for these products are received late in any quarter, we may not be able to build, ship, and recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter.
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
We adopted Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Topic 985 — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009. Under these new rules, we allocate revenue to each element of a multiple element arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We allocate each separable element of an arrangement to the total arrangement consideration. While the new standards allow us to recognize revenue related to elements that have been delivered, we are required to defer revenue allocated to undelivered elements as of the balance sheet date.

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
We provide demand forecasts to our contract manufacturers and the manufacturers order components and plan capacity based on these forecasts. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, if we underestimate our requirements, as we did in the third quarter of 2010 with respect to certain components, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.
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
Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers, alleging that our products or services infringe proprietary rights. Regardless of the merit of these claims, they have been and can be time consuming, result in costly litigation, and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, financial condition, and results of operations could be materially and adversely affected.
Integration of acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.
We have made, and may continue to make, acquisitions in order to enhance our business. For example, in April 2010 we acquired Ankeena Networks Inc., in July 2010 we acquired SMobile Systems, Inc., and in 2005 we completed the acquisitions of five other privately-held companies. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be, a complex, time-consuming, and expensive process. Acquisitions may also require us to issue common stock or assume equity awards that dilute the ownership of our current stockholders, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

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
Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D and other parts of our business as we have in the first nine months of 2010. Conversely, during 2009, in response to downward trending industry and market conditions, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect the ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.
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
We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third-parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license may result in our inability to continue to use such license. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could impact product shipment and harm our business, financial condition, and results of operations.
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
At September 30, 2010, we had $1,460.9 million in cash and cash equivalents and $1,237.6 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (2)	per Share (2)	Programs (1)	Programs (1)
July 1 - July 31, 2010	2,841,119	$25.56	2,841,119	$994,138,100.46
August 1 - August 31, 2010	974,020	27.47	974,020	967,377,168.81
September 1 - September 30, 2010	1,221,193	29.19	1,217,525	931,847,622.12

Total	5,036,332	$26.81	5,032,664

(1)	In March 2008, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which authorized the Company to purchase up to $1.0 billion of the Company’s common stock. In February 2010, the Board approved an additional stock repurchase program (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company’s common stock. During the three and nine months ended September 30, 2010, the Company repurchased and retired an aggregate of 5,032,664 and 14,276,301 shares of common stock, respectively, at an average price of $26.81 and $27.09 per share, respectively, under the two stock repurchase programs.

(2)	Amounts include repurchases under the Company’s stock repurchase programs and repurchases of the Company’s common stock from its employees in connection with net issuance of shares to satisfy the employee tax withholding obligations for the vesting of certain restricted stock units and performance share awards. We repurchased an immaterial amount and number of common stock from our employees in connection with net issuances during the three and nine months ended September 30, 2010, and 2009. All shares of common stock that have been repurchased under the Company’s stock repurchase programs and from its employees in connection with net issuances have been retired. As of September 30, 2010, the 2008 Stock Repurchase Program had no remaining authorized funds available for future stock repurchases. Future share repurchases under the Company’s 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010)

10.1	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended August 24, 2010

10.2	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended

10.3	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.
November 5, 2010	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 5, 2010	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010)

10.1	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended August 24, 2010

10.2	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended

10.3	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Juniper Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document