Form 10-K
period 2010-12-31
JUNIPER NETWORKS INC
filed 2011-02-25
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34501
JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1194 North Mathilda Avenue
Sunnyvale, California 94089	(408) 745-2000
(Address of principal executive offices, incorporation or organization)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $8,678,000,000 as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2010). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of February 18, 2011, there were approximately 534,922,000 shares of the Registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2011 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2010.

PART I

ITEM 1.    Business

Overview

We design, develop, and sell innovative products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single network. We serve the high-performance networking requirements of global service providers, enterprises, and public sector organizations that view the network as critical to their success. We believe we are well positioned in the networking industry based on our core competencies in architecture, silicon design, and our open cross-network software platform that includes the Junos® operating system (“Junos OS”), Junos Space network application platform, and Junos Pulse integrated network client. We offer a broad product portfolio that spans routing, switching, security, application acceleration, and identity policy and control, which is designed by management to provide performance, choice, and flexibility while reducing overall total cost of ownership. In addition, through strong industry partnerships, we are fostering innovation across the network.

Our operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). Our Infrastructure segment primarily offers scalable routing and switching products that are used to control and direct network traffic from the core, through the edge, aggregation, and the customer premise equipment level. Additionally, the Infrastructure segment offers a complete wireless local area network ("WLAN") solution that provides high reliability, performance, security, and management for mobile applications. Infrastructure products include our Internet Protocol (“IP”) routing, carrier Ethernet routing portfolio, and Ethernet switching portfolio. Our SLT segment offers solutions that meet a broad array of our customers' priorities, from protecting the network itself and data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. Together, our high-performance product and service offerings help our customers to convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users. See Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for financial information regarding each of our Infrastructure and SLT segments, which is incorporated herein by reference.

During our fiscal year ended December 31, 2010, we generated net revenues of $4,093.3 million and net income attributable to Juniper Networks of $618.4 million, and conducted business in more than 100 countries around the world. Additionally, we completed the acquisitions of Ankeena Networks, Inc. ("Ankeena"), SMobile Systems, Inc. ("SMobile"), Altor Networks, Inc. ("Altor"), and Trapeze Networks ("Trapeze") during 2010. See Item 8 of Part II for more information on our consolidated balance sheets as of December 31, 2010, and 2009 and our consolidated statements of operations, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2010.

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

Maintain and Extend Technology Leadership

Our Junos OS, application-specific integrated circuit (“ASIC”) technology, and network-optimized product architecture have been key elements to establishing and maintaining our technology leadership. We believe that these elements can be leveraged for future products that we are currently developing. We intend to maintain and extend our technological leadership in the service provider and enterprise markets primarily through innovation and continued investment in research and development (“R&D”), supplemented by external partnerships, including strategic alliances and strategic acquisitions that would allow us to deliver a broad range of products and services to customers in target markets.

Leverage Position as Supplier of High-Performance Network Infrastructure

From inception, we have focused on designing, developing, and building high-performance network infrastructure for demanding service provider and enterprise networking environments and have integrated purpose-built technology into a network-optimized architecture that specifically meets customer needs. We believe that many customers will deploy networking equipment from only a few vendors, and that the performance, reliability, and security of our products will provide us with a competitive advantage, which is critical to be selected as one of these vendors.

Be Strategic to Our Customers

In developing our Infrastructure and SLT solutions, we work very closely with customers to design and build best-in-class products and solutions specifically designed to meet their complex needs. Over time, we have expanded our understanding of the escalating demands and risks facing our customers, which has enabled us to design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployments to date. We plan to continue to work hand-in-hand with our customers to implement product enhancements, as well as to design products that meet the evolving needs of the marketplace, while enabling customers to reduce costs.

Enable New IP-Based Services

Our platforms enable network operators to quickly build and secure networks cost-effectively and deploy new differentiated services to drive new sources of revenue more efficiently than legacy network products. We believe that the secure delivery of IP-based services and applications, including web hosting, outsourced Internet and intranet services, outsourced enterprise applications, and voice-over IP, will continue to grow and benefit from cost efficiencies enabled by our high-performance network infrastructure offerings.

Establish and Develop Industry Partnerships

Our customers have diverse requirements. While our products meet certain requirements of our customers, our products are not intended to satisfy all of their requirements. Therefore, we believe that it is important that we attract and build relationships with other industry leaders with diverse technologies and services that extend the value of the network to our customers. These partnerships ensure that our customers have access to those technologies and services, whether through technology integration, joint development, resale, or other collaboration, in order to better support a broader set of our customers' requirements. In addition, we believe an open network infrastructure that invites partner innovation provides customers with greater choice and control in meeting their evolving business requirements, while enabling them to reduce costs.

Markets and Customers

We sell our high-performance network products and service offerings through direct sales and through distributors, value-added resellers, and original equipment manufacturer (“OEM”) partners to end-users in the following markets:

Service Providers

Service providers include wireline, wireless, and cable operators, as well as major Internet content and application providers. We support most major service provider networks in the world and our high-performance network infrastructure offerings are designed and built for the performance, reliability, and security that service providers demand. We believe our networking infrastructure offerings benefit our service provider customers by:

•	Reducing capital and operational costs by running multiple services over the same network using our high density and highly reliable platforms;

•	Promoting generation of additional revenues by enabling new services to be offered to new market segments based on our product capabilities;

•	Increasing customer satisfaction, while lowering costs, by enabling consumers to self-select automatically provisioned service packages that provide the quality, speed, and pricing they desire; and

•	Providing increased asset longevity and higher return on investment as their networks can scale to multi-terabit

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

We believe that there are several other trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include significant growth in IP traffic on service provider networks because of peer-to-peer interaction, broadband usage, video, an increasing reliance on the network as a mission critical business tool in the strategies of our IP customers and of their enterprise customers, and growth in mobile traffic as a result of the increase mobile device usage including notebooks, netbooks, smartphones, and tablets.

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

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world's most demanding businesses. Enterprises and public sector organizations, such as governments and research and education institutions, that view their networks as critical to their success are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications. In addition, our solutions:

•	Assist in the consolidation and delivery of existing services and applications;

•	Accelerate the deployment of new services and applications;

•	Offer integrated security to assist in the protection and recovery of services and applications; and

•	Offer operational improvements that enable cost reductions, including lower administrative, training, customer care, and labor costs.

As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. High-performance enterprises require networks that are global, distributed, and always available. Network equipment vendors serving these enterprises need to demonstrate performance, reliability, and security with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers, branch and campus applications, distributed and extended enterprises, and Wide Area Network (“WAN”) gateways.

As customers increasingly view the network as critical to their success, we believe that customers will increasingly demand fast, reliable, and secure access to services and applications over a single IP-based network. This is partly illustrated by the success of our SRX Services Gateways that consolidate switching, routing, and security services in a single device, Integrated Security Gateway (“ISG”) products that combine firewall/virtual private network (“VPN”) and intrusion detection and prevention (“IDP”) solutions in a single platform, and Secure Services Gateway (“SSG”) platforms that provide a mix of high-performance security with Local Area Network (“LAN”)/WAN connectivity for regional and branch office deployments. We will continue to invest to develop these and other converged technologies and solutions.

Customers with Ten Percent of Net Revenues or Greater

Verizon Communications, Inc. accounted for greater than 10% of our total net revenues in 2010. AT&T, Inc., accounted for greater than 10% of our total net revenues in 2009. No single customer accounted for more than 10% of our total net revenues in 2008.

Our Products and Technology

Early in our history, we developed, marketed, and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created.

Our Infrastructure products are designed to address the needs at the core and the edge of the network, as well as for wireless access, by combining high-performance packet forwarding technology and robust operating systems into a network-optimized solution. In addition, as enterprises continue to develop and rely upon more sophisticated and pervasive internal networks, we believe the need for products with high-performance routing and switching technology is expanding to a broader set of customers, and we believe our expertise in this technology well positions us to address this growing market opportunity.

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

The following is an overview of our major Infrastructure and SLT product families:

Infrastructure Products

•
T Series, TX, JCS, and M Series:  Our T Series core routers are primarily designed for core IP infrastructures and are also being sold into the multi-service environment. Our M Series routers are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, enterprise networks, and in other applications. The T Series and M Series products leverage our ASIC technology and Junos OS to enable consistent, continuous, reliable, and predictable service delivery. The TX and TX Plus products connect multiple T Series chassis to deliver multi-chassis scale in a single network node for the world's largest core routing applications. The JCS product reduces complexity and operating cost for our customers by virtualizing the network infrastructure to allow multiple independent network services to run on top of the same physical network infrastructure.

•
E Series:  Our E Series products are a full featured platform designed for the network edge with support for carrier-class routing, broadband subscriber management services, and a comprehensive set of IP services. Leveraging our JunosETM software, the E Series service delivery architecture enables service providers to easily deploy innovative revenue-generating services to their customers. All E Series platforms offer a full suite of routing protocols and provide scalable capacity for tens of thousands of users.

•
MX Series:  The MX Series is a product family developed to address emerging Ethernet network architectures and services in service provider and enterprise networks. Using our Junos OS, the MX platforms provide the carrier-class performance, scale, and reliability to enable service providers and enterprises to support large-scale Ethernet deployments. The MX Series also leverages our Junos Trio chipset with “3D Scaling” technology, which functions as an Universal Edge platform capable of supporting all types of business, mobile, and residential services optimized for Ethernet and addresses a wide range of deployments architectures, port densities, and interfaces for both service provider and enterprise environments.

•
EX Series:  Our EX Series family extends our product portfolio running our Junos OS to address the Ethernet switch market. Ethernet is a widely used technology used to transport information in enterprise networks. Our EX Series switches are designed to enable customers to cost effectively accelerate and simplify the installation and management of business applications across their networks and enhance network operations without compromising performance.

•
Trapeze Products: The Trapeze product family adds a complete WLAN solution to the Juniper campus portfolio, accelerating our growth in the enterprise market and advancing our vision for the new network. The Trapeze product family provides the highest levels of WLAN reliability, performance, security, and management for today's most demanding mobile applications.

•	VXA Series: Our VXA Series Media Flow Engines are a line of high-performance content delivery appliances designed to maximize the scale and reliability of our Media Flow Solution. Our Media Flow Solution is a converged content delivery and caching solution that enables service providers, content publishers, and content delivery networks to deliver rich media content more efficiently, cost effectively and profitably.

SLT Products

•
Services Gateway, Integrated Firewall, and VPN Solutions:  Our SRX Series of dynamic services gateways, running our Junos software, provides unrivaled firewall/VPN performance and scalability and combines routing, switching, and security functionality. The series is designed to meet network and security requirements for data center consolidation, rapid managed services deployments, and aggregation of security services. Our firewall and VPN systems and appliances are designed to provide integrated firewall, VPN, and denial of service protection capabilities for both enterprise environments and service provider network infrastructures. These products range from our SSG product series, which combines LAN/WAN routing capabilities with unified threat management features such as antivirus, anti-spam, and web filtering technologies, to our ISG and NetScreen Series firewall and VPN systems, which are designed to deliver high-performance security in medium/large enterprises, carrier networks, and data centers.

•
Secure Access Appliances:  Our Junos Pulse, Junos Pulse Mobile Security Suite, and SA Series SSL VPN appliances, designed for use in companies of all sizes, are used to provide secure access to corporate resources for remote and mobile users from any web-enabled device, regardless of location.

•
IDP Series Appliances:  Our IDP Series appliances utilize advanced intrusion detection methods to increase the detection rate of and prevent network attacks, as well as provide fast and efficient traffic processing and alarm collection, presentation, and forwarding. Once an attack is detected, our IDP appliances prevent the intrusion by dropping the packets or connection associated with the attack, reducing or eliminating the effects of the attack.

•
Application Acceleration Platforms:  Our WXC Series platforms improve the performance of client-server and web-enabled business applications for branch-office, remote, and mobile users. These application acceleration platforms enable our customers to deliver LAN-like performance to users around the globe who access centralized applications.

•
Identity and Policy Control Solutions:  Our portfolio of identity and policy control solutions integrate subscriber privileges, application requirements, and business policies with the IP network infrastructure in order to improve the end-user experience, enhance security, and help reduce operational costs.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II of this Annual Report on Form 10-K, for an analysis of net product revenues by segment.

Junos Platform

In addition to our major product families, our extended software portfolio, known as Junos Platform, is a key technology element in our strategy to be the leader in high-performance networking. In February 2010, we announced a new business group called Junos Ready Software dedicated to creating and delivering an ecosystem of software and applications built on the Junos Platform to solve the most pressing challenges facing customers today. The Junos Platform includes:

•
Junos Space - Our Junos Space network application platform offers an open, Service-Oriented Architecture-based ("SOA") platform for creating organic and third party software applications to drive network innovation.  Junos Space includes applications for network infrastructure automation that help customers reduce operational cost and complexity and scale services. These include Network Activate, Ethernet Design, Route Insight, Security Design, Virtual Control, Service Now and Service Insight.

•
Junos Pulse - Junos Pulse is a dynamic, integrated network client that delivers unified location-aware, identity-enabled network security, connectivity, access, and acceleration. It simplifies mobility and streamlines fast network and application access regardless of location, while supporting select third-party application development and integration.

The Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. At the heart of the Junos Platform is Junos OS. We believe Junos OS is fundamentally superior to other network operating systems in not only its design, but also in its development capabilities. The advantages of Junos OS include:

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

Major Product Development Projects

In 2010, we announced the first solutions from Project Falcon, Juniper's initiative for providing flexible mobility solutions to service providers that enables them to take advantage of the rapid rise in mobility and mobile applications, including video. The new solutions, including - Juniper Traffic Direct, Juniper Media Flow, and Juniper Mobile Core Evolution - are based on the Junos software platform and Juniper's MX 3D Series Universal Edge Routers, which deliver what we believe is revolutionary 3D Scaling to help networks scale dynamically to support more bandwidth, subscribers, and services. Further, we expect to extend our leadership in universal edge with the introduction of non-Ethernet interfaces in our MX Series routers. Additionally, we announced a new data center network architecture called the 3-2-1, which allows customers to begin the process of simplifying and “flattening” their data centers with an ultimate vision of a single tier data center fabric promised by Project Stratus, which was our initiative to deliver the next-generation data center fabric. We also announced the Junos Pulse Mobile Security Suite, the industry's most comprehensive solution for securing mobile devices in today's highly connected personal and work environments.

Customer Service

In addition to our Infrastructure and SLT products, we offer support, professional, and educational services. We deliver these services directly to end-users and utilize a multi-tiered support model, leveraging the capabilities of our partners and third-party organizations, as appropriate.

We also train our channel partners in the delivery of support, professional, and educational services to ensure these services are locally delivered.

As of December 31, 2010, we employed 1,064 people in our worldwide customer service and support organization. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2010, we employed 273 people in manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

We have subcontracted the majority of our manufacturing activity with Celestica, Flextronics, Plexus, and Accton Technology. Our manufacturing is primarily conducted through contract manufacturers in China, Malaysia, Mexico, the United States, and

Taiwan.

 Our contract manufacturers in all locations are responsible for all phases of manufacturing from prototypes to full production and assist with activities such as material procurement, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers, we design, specify, and monitor the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

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

Our contract manufacturers manufacture our products based on our rolling product demand forecasts. Each contract manufacturer procures components necessary to assemble the products in our forecast and tests the products according to our specifications. Products are then shipped to our distributors, value-added resellers, or end-users. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

Although we have contracts with our contract manufacturers, those contracts merely set forth a framework within which the contract manufacturer may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.

Our ASICs are manufactured primarily by sole or limited sources, such as International Business Machines Corporation (“IBM”), each of which is responsible for all aspects of ASICs production using our proprietary designs.

By working collaboratively with our suppliers, we have the opportunity to promote socially responsible business practices beyond our company and into our worldwide supply chain. To this end, we have adopted, and promote the adoption by others, of the Electronic Industry Code of Conduct (“EICC”). The EICC outlines standards to ensure that working conditions in the electronics industry supply chain are safe, workers are treated with respect and dignity, and manufacturing processes are environmentally responsible.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2010, we employed 4,132 people in our worldwide R&D organization.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, integrating that technology, and maintaining the competitiveness and innovation of our product and service offerings. In our Infrastructure and SLT products, we are leveraging our software ASIC and systems technology, developing additional network interfaces targeted to our customers' applications, and continuing to develop technology to support the anticipated growth in IP network requirements. We continue to expand the functionality of our products to improve performance reliability and scalability, and to provide an enhanced user interface.

Our R&D process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our R&D team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market. Expenditures for R&D were $917.9 million, $741.7 million, and $731.2 million in 2010, 2009, and 2008, respectively.

Sales and Marketing

As of December 31, 2010, we employed 2,466 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

Our sales organization, with its structure of sales professionals, system engineers, and marketing and channel teams, is generally split between service provider and enterprise customers. Within each team, sales team members serve the following three geographic regions: (i) Americas (including United States, Canada, Mexico, and Central and South America), (ii) Europe, Middle East, and Africa (“EMEA”), and (iii) Asia Pacific (“APAC”). Within each region, there are regional and country teams, as well as major account teams, to ensure we operate close to our customers.
See Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for information concerning our revenues by geographic regions and by significant customers, which is incorporated herein by reference. Our operations subject us to certain risks and uncertainties associated with international operations. See Item 1A of Part I, “Risk Factors,” for more information.

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

Direct Sales Structure

Our sales team engages with customers with which we have direct relationships. The terms and conditions of these arrangements are governed either by customer purchase orders and our acknowledgment of those orders or by purchase contracts. The direct contracts with these customers set forth only general terms of sale and do not require customers to purchase specified quantities of our products. We directly receive and process customer purchase orders.

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we do the majority of our sales. We employ various channel partners, including but not limited to:

•
A global network of strategic distribution relationships, as well as region- or country-specific distributors who in turn sell to local value-added resellers who sell to end-user customers. Our distribution channel partners mainly sell our SLT products plus certain Infrastructure products that are often purchased by our enterprise customers. These distributors tend to be focused on particular regions or countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and with NEC in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products.

•
Direct value-added resellers, including our strategic worldwide resellers referenced below, resell our products to end-users around the world. These direct value-added resellers buy the products and services directly from us and have expertise in deploying complex networking solutions in their respective markets. Our agreements with these direct value-added resellers are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our direct value-added resellers to purchase specified quantities of our products. Increasingly, our service provider customers also resell our products to their customers or purchase our products for the purpose of providing managed services to their customers.

•
Strategic worldwide reseller relationships with Nokia Siemens Networks B.V. ("NSN"), Ericsson Telecom A.B. (“Ericsson”), and IBM. These companies each offer services and products that complement, but in some cases compete with, our own product offerings and act as a fulfillment partner for our products. Our arrangements with these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for product discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products.

•
OEM relationships with Dell Corporation and IBM. Our OEM arrangements with these partners allow them to rebrand and resell certain of our product lines on a worldwide, non-exclusive basis, provide for product discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products.

In addition to our sales that are direct to customers or that are made entirely through channel partners, we have a “direct touch” sales team that works directly with channel partners on key accounts in order to maintain a direct relationship with our more strategic end-user customers while at the same time supporting the ultimate fulfillment of product through our channel partners.

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have backlog orders for products that have not shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2010, and 2009, our total backlog was approximately $330 million and $270 million, respectively. Our backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within the next six months. Our backlog excludes orders from distributors as we recognize product revenue on sales made through distributors upon sell-through to end-users.

Seasonality

Many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. In addition, our SLT segment has generally experienced seasonally strong customer demand in the fourth quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

Infrastructure Business

In the network infrastructure business, Cisco Systems, Inc. ("Cisco") has historically been the dominant player in the market. However, other companies such as Alcatel-Lucent, Brocade Communications Systems, Inc. ("Brocade"), Extreme Networks, Inc., Hewlett Packard Company ("HP"), and Huawei Technologies Co., Ltd. ("Huawei") are also our principal competitors.

Many of our current and potential competitors, such as Cisco, Alcatel-Lucent, HP, and Huawei bundle their products with other networking products in a manner that may discourage customers from purchasing our products. In addition, consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressure faced by us due to their increased size and breadth of their product portfolios. For example, in 2009, Brocade acquired Foundry Networks, Inc. ("Foundry Networks"). In addition, many of our current and potential competitors have greater name recognition and more extensive customer bases that they may leverage to compete more effectively could be leveraged. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, negatively affecting our operating results.

SLT Business

In the market for SLT products, Cisco generally is our primary competitor with its broad range of products. In addition, there are a number of other competitors for each of the product lines within SLT, including Checkpoint Software Technologies, F5 Networks, Inc., and Riverbed Technology, Inc. These additional competitors tend to be focused on single product line solutions and, therefore, may be considered specialized compared to our broader product line. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.

For both product groups, we expect that over time, large companies with significant resources, technical expertise, market experience, customer relationships, and broad product lines, such as Cisco, Alcatel-Lucent, and Huawei, will introduce new products designed to compete more effectively in the market. There are also several other companies that claim to have products with greater capabilities than our products. There continues to be consolidation in this industry, with smaller companies being acquired by larger, established suppliers of network infrastructure products. We believe this trend is likely to continue.

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

To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position.

In addition, we are committed to the environment by our effort in improving the energy efficiency of key elements in our high-performance network product offerings. For example, our T1600 router consumes substantially less energy than competitive products. The environment will remain a focus area across multiple aspects of our business.

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

Our success will depend in part upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that patents will be issued on the patent applications that we have filed, that we will be able to obtain the necessary intellectual property rights, or that other parties will not contest our intellectual property rights.

Employees

As of December 31, 2010, we had 8,772 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends significantly upon the continued service of our key technical, sales, and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations. Our future success also depends on our continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel in the future.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Annual Report on Form
10-K.

Name	Age	Position
Kevin R. Johnson	50	Chief Executive Officer
Pradeep Sindhu	58	Chief Technical Officer and Vice Chairman of the Board
Mark Bauhaus	49	Executive Vice President and General Manager, Service Layer Technology Business Group
Robyn M. Denholm	47	Executive Vice President and Chief Financial Officer
Stefan Dyckerhoff	38	Executive Vice President and General Manager, Infrastructure Products Group
Mitchell Gaynor	51	Senior Vice President, General Counsel and Secretary
John Morris	50	Executive Vice President, Worldwide Sales and Services
Michael J. Rose	58	Executive Vice President of Service, Support and Operations
Gene Zamiska	49	Vice President, Finance and Corporate Controller

KEVIN R. JOHNSON joined Juniper Networks as Chief Executive Officer and a member of the board of directors in September 2008. Mr. Johnson joined Juniper Networks from Microsoft Corporation where he served in a range of executive assignments since September 1992. Most recently he was president of the Platforms and Services Division, the company's largest division responsible for the Windows and online services businesses. Prior to that, he was group vice president of Microsoft's worldwide sales, marketing and services. He began his career at IBM, working in the company's systems integration and consulting business. Mr. Johnson holds a Bachelor's degree in business administration from New Mexico State University and has served on the board of non-profits focusing on technology and women's career advancement. He was appointed by President George W. Bush to serve on the National Security Telecommunications Advisory Committee. He is also a board member of Starbucks Coffee Company.

PRADEEP SINDHU founded Juniper Networks in February 1996 and served as Chief Executive Officer and Chairman of the Board of Directors until September 1996. Dr. Sindhu currently serves as Vice Chairman of the Board of Directors and Chief Technical Officer. Before founding Juniper Networks, Dr. Sindhu was a Principal Scientist and Distinguished Engineer at the Computer Science Lab at Xerox Corporation's Palo Alto Research Center. Dr. Sindhu holds a bachelor's degree in electrical engineering from the Indian Institute of Technology in Kanpur, a master's degree in the same discipline from the University of Hawaii, and a master's and a doctorate degree in Computer Science from Carnegie-Mellon University.

MARK BAUHAUS joined Juniper Networks in September 2007 as Executive Vice President and General Manager of the SLT Business Group. Before joining Juniper Networks, Mr. Bauhaus established Bauhaus Productions Consulting, where he served as founder and principal until September 2007, after serving over 20 years at Sun Microsystems ("Sun") in a range of executive level assignments from December 1986 through December 2006, most recently in the position of Senior Vice President of Service-Oriented Architecture Software. Prior to that, he was Senior Vice President, Java Web Services at Sun and Vice President and Founder of Global Dot.Com Consulting. Mr. Bauhaus began his career as an environmental engineer for HP. Mr. Bauhaus holds a bachelor's degree in business management and environmental systems analysis from the University of California at Davis.

ROBYN M. DENHOLM joined Juniper Networks in August 2007 as Executive Vice President and Chief Financial Officer. Prior to joining Juniper Networks, Ms. Denholm was at Sun from January 1996 to August 2007, where she served in executive assignments that included Senior Vice President of Corporate Strategic Planning, Senior Vice President of Finance, Vice President and Corporate Controller (Chief Accounting Officer), Vice President of Finance, Director of Service Division, and Shared Financial Services APAC and Controller, Australia/New Zealand. Prior to joining Sun, Ms. Denholm served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia and holds a bachelor's degree in economics from the University of Sydney and a master's degree in commerce from the University of New South Wales.

STEFAN DYCKERHOFF joined Juniper Networks in October 2009 and serves as our Executive Vice President and General Manager of the Infrastructure Products Group. Prior to re-joining Juniper, Mr. Dyckerhoff was at Cisco, from May 2004 to September 2009, serving as Vice President and General Manager of the Edge Routing Business Unit. From January 1997 to May 2004, Mr. Dyckerhoff was at Juniper Networks serving in various engineering leadership roles. Mr. Dyckerhoff holds a bachelor's degree in electrical engineering and computer science from Duke University and a master's degree in Electrical Engineering from Stanford University.

MITCHELL GAYNOR joined Juniper Networks in February 2004 as Vice President, General Counsel, and Secretary and served as Senior Vice President, General Counsel and Secretary from February 2008 to February 2011 and is currently our Executive Vice President, General Counsel and Secretary. Prior to joining Juniper Networks, Mr. Gaynor was Vice President, General Counsel, and Secretary of Portal Software, Inc. and Sybase, Inc. In private practice, he was an associate with the law firm of Brobeck, Phleger & Harrison. Mr. Gaynor holds a law degree from University of California's Hastings College of the Law and a bachelor's degree in History from the University of California, Berkeley.

JOHN MORRIS joined Juniper Networks in July 2008 as Executive Vice President of Worldwide Field Operations. Prior to joining Juniper Networks, Mr. Morris was President and Chief Operating Officer of Pay By Touch, from May 2005 to October 2007, after serving 23 years at IBM, where he served in a range of executive assignments, most recently as Vice President and General Manager of the Distribution Sector in the Americas region. Mr. Morris also served on IBM's Global Marketing Council and has extensive experience in Asia, including serving as Vice President and General Manager of the distribution sector for Asia Pacific, based in Tokyo, Japan.

MICHAEL J. ROSE joined Juniper Networks in November 2008 as Executive Vice President of Service, Support. and Operations. He also served on Juniper Network's Board of Directors from July 2007 through November 2008. Before joining Juniper Networks, Mr. Rose was an independent business consultant after serving as Executive Vice President and Chief Information Officer of Royal Dutch Shell plc from September 2001 through December 2005. Prior to Royal Dutch Shell, Mr. Rose worked for 23 years in a wide range of positions at HP across finance, IT, and field operations, including Chief Information Officer and Corporate Controller. Mr. Rose holds a bachelor's degree in economics from the State University of New York at Geneseo, N.Y.

GENE ZAMISKA joined Juniper Networks in December 2007 as Vice President of Finance and Corporate Controller and in February 2009, was appointed Chief Accounting Officer of Juniper Networks. Before joining Juniper Networks, Mr. Zamiska was at HP from February 1989 through November 2007, where he served in various roles in the finance department, most recently serving as Senior Director of Finance - Controller for HP's consulting and integration division and HP's Senior Director of Finance - Assistant Corporate Controller. Prior to HP, Mr. Zamiska was at Arthur Anderson & Company where he served in various roles in the audit and assurance practice. Mr. Zamiska is a Certified Public Accountant (inactive) and holds a bachelor's degree in Business-Accounting from the University of Illinois, Champaign-Urbana.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission (the “SEC”) electronically. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Juniper Networks, that file electronically with the SEC. The address of that website is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website at http://www.juniper.net, by contacting the Investor Relations Department at our corporate offices by calling 1-888-586-4737, or by sending an e-mail message to investor-relations@juniper.net. Such reports and other information are available on our website when they are available on the SEC website. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, Stock Committee, and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct and Ethics are also available on our website. Information on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A.     Risk Factors

Factors That May Affect Future Results

Investments in our securities involve significant risks. The market price of our stock has historically reflected a higher multiple of earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes, or other factors, could trigger, and have triggered in the past, significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors, including, but not limited to, the following factors, that could affect our stock price.

Our quarterly results are unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.

The factors that may cause our quarterly results to be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in geographies in which our products and services are sold, changing market conditions, current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions, and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending, particularly in the first and third quarters.

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

Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have resulted in certain historical periods, and may in the future result, in decreased revenues and earnings and could make it difficult to forecast sales and operating results and could negatively affect our ability to provide forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, the recent recession and economic weakness, particularly in the United States and Europe, as well as turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Continued economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

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

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues for the year ended December 31, 2010. Changes in the business requirements, vendor selection, financial prospects, capital resources, or purchasing behavior of our key customers could significantly decrease sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years, there has been consolidation in the telecommunications industry (for example, the acquisitions of AT&T, Inc., MCI, Inc., and BellSouth Corporation). If our customers or partners are parties to consolidation transactions they may suspend or indefinitely reduce their purchases of our products or other unforeseen consequences could harm our business, financial condition, and results of operations.

If we receive product orders late in a quarter, we may be unable to recognize revenue for these orders in the same period, which could adversely affect our quarterly revenues.

Generally, our Infrastructure products are not stocked by distributors or resellers due to their cost and complexity and configurations required by our customers, and we generally build such products as orders are received. In recent years, the volume of orders received late in any given fiscal quarter has generally continued to increase but remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to build, ship, and recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter. Additionally, we determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

The long sales and implementation cycles for our products, as well as our expectation that some customers will sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly from quarter-to-quarter.

A customer's decision to purchase certain of our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. In particular, customers making critical decisions regarding the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. Throughout the sales cycle, we may spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer's network environment, and the degree of hardware and operating system configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter-to-quarter.

We face intense competition that could reduce our revenues and adversely affect our business and financial results.

Competition is intense in the markets that we address. The Infrastructure market has historically been dominated by Cisco with competition coming from other companies such as Alcatel-Lucent, Brocade, Extreme Networks, Hewlett Packard Company, and Huawei. In the SLT market, we face intense competition from a broader group of companies such as CheckPoint, Cisco, F5 Networks, and Riverbed. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as customers may delay spending decisions. In this regard, Ericsson acquired Redback in 2007, and Brocade acquired Foundry Networks in 2009. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

We rely on value-added and other resellers, distribution partners, and OEM partners to sell our products, and disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, merged with Alcatel, a competitor of ours. As a result of the merger, Alcatel became a competitor, their resale of our products declined, and we ultimately terminated our reseller agreement with Alcatel. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

In addition, we recognize a portion of our revenues based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

Further, in order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support it, and those processes and procedures may become increasingly complex and inherently difficult to manage. For example, in 2009, we entered into an agreement to form a joint venture with NSN to develop and resell joint carrier Ethernet solutions and entered into OEM agreements with Dell and IBM pursuant to which they rebrand and resell our products as part of their product portfolios. These relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

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

Our ability to process orders and ship products in a timely manner is dependent in part on our business systems and performance of the systems and processes of third parties such as our contract manufacturers, suppliers, or other partners, as well as the interfaces between our systems and the systems of such third parties. If our systems, the systems and processes of those third parties, or the interfaces between them experience delays or fail, our business processes and our ability to build and ship products could be impacted, and our financial results could be harmed.

Some of our business processes depend upon our IT systems, the systems, and processes of third parties, and on the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs.

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

Upgrades to key internal systems and processes, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We previously initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning (“ERP”) system. In the first quarter of 2010, we implemented a major upgrade of our CRM system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

We expect our gross margin to vary over time, and our recent level of product gross margin may not be sustainable.

We expect our product gross margins to vary from quarter-to-quarter, and the gross margins we have recently achieved may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, including the first quarter of 2008, we experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

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

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop new products or product enhancements to meet such needs or opportunities in a timely manner or at all. If we fail to anticipate market requirements or fail to develop and introduce new products or product enhancements to meet those needs in a timely manner, it could cause us to lose customers and such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance.

For example, in 2010, in connection with the acquisitions of Altor and Trapeze, we are now offering a WLAN product and a virtualization security product. Additionally, in 2009, we announced plans to develop and introduce new data center products with our Project Stratus and mobility solutions with our Project Falcon. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. In addition, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; tax effects of share-based compensation; costs related to intercompany restructurings; or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

For example, in 2009, we received a proposed adjustment from the IRS claiming that we owe additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. As a result of the proposed adjustment, the incremental tax liability would be approximately $807 million excluding interest and penalties. We believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in our favor. Regardless of whether this matter is resolved in our favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for this matter, there is a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

Telecommunications companies and our other large customers generally require more onerous terms and conditions in our contracts with them. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

Telecommunications service provider companies and other large companies, because of their size, generally have greater purchasing power and, accordingly, have requested and received more favorable terms, which often translate into more onerous terms and conditions from us. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

For example, customers in this class have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, this class of customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may require us to defer revenue recognition from such sales, which may negatively affect our business, financial condition, and results of operations.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. Each of these factors could adversely affect our business, financial condition, and results of operations.

Integration of acquisitions could disrupt our business and harm our financial condition and stock price and may dilute the ownership of our stockholders.

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in December 2010 we acquired Altor and Trapeze, in July 2010 we acquired SMobile, and in April 2010 we acquired Ankeena. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process. Acquisitions may also require us to issue common stock or assume equity awards that dilute the ownership of our current stockholders, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, are subject to various lawsuits. We have been served with lawsuits related to patent infringement as well as securities laws, a description of which can be found in Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may be brought against us, our officers, and our directors will be resolved favorably or that tentative settlements will become final. Regardless of whether they are resolved, these lawsuits are, and any future lawsuits to which we, our officers, or our directors may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Such costs of defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

Litigation or claims regarding intellectual property rights may be time-consuming, expensive, and require a significant amount of resources to prosecute, defend, or make our products non-infringing.

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

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business as we have in the year ended December 31, 2010. Conversely, during 2009, in response to downward trending industry and market conditions, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.

Regulation of the telecommunications industry could harm our operating results and future prospects.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service or content providers. Regulations governing the range of services and business models that can be offered by service providers or content providers could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission has issued regulations governing aspects of fixed broadband networks and wireless networks; these regulations might impact service provider and content provider business models and as such, providers' needs for Internet telecommunications equipment and services.

In addition, environmental regulations relevant to electronic equipment manufacturing or operations may impact our business and financial condition adversely. For instance, the European Union has adopted WEEE, ROHS and REACH regulations. In addition, some governments have regulations prohibiting government entities from purchasing security products that do not meet specified indigenous certification criteria even though those criteria may be in conflict with accepted international standards. Similar regulations are in effect or under consideration in several jurisdictions where we do business. The adoption and implementation of such regulations could decrease demand for our products, increase the cost of building and selling our products and impact our ability to ship products into affected areas and recognize revenue in a timely manner. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations.

We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located outside of the United States. In addition, a portion of our R&D and our general and administrative operations are conducted outside the United States.

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

Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our revenues and expenses are transacted in U.S. Dollars. We also have some transactions that are denominated in foreign currencies, primarily the British Pound, Euro, Indian Rupee, and Japanese Yen related to our sales and service operations outside of the United States. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the United States in which we sell in U.S. Dollars, and a weakened U.S. Dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. However, no amount of hedging can be effective against all circumstances, including long-term declines in the value of the U.S. Dollar. If our attempts to hedge against these risks are not successful, or if long-term declines in the value of the U.S. Dollar persist, our financial condition and results of operations could be adversely impacted.

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

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build out of their next generation networks. During the decision-making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such delays in purchases can make it more difficult to predict revenues from such customers, can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

Our products are highly technical and if they contain undetected errors, our business could be adversely affected, and we may need to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products are highly technical and complex, are critical to the operation of many networks, and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects, or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end-customers. Any errors, defects, or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, loss of future business and reputation, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations. In addition, in the event an error, defect, or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed.

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

We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third-parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license may result in our inability to continue to use such license. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us, if possible, to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.

Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. As of December 31, 2010, our goodwill was $3,927.8 million. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determine in the future that, our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected if our financial statements are not reliable and could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At December 31, 2010, we had $1,811.9 million in cash and cash equivalents and $1,009.7 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

We lease approximately 2.2 million square feet worldwide, with nearly 66 percent in North America. Our corporate headquarters is located in Sunnyvale, California, and consists of buildings totaling approximately 1 million square feet. Each building is subject to an individual lease or sublease, which provides various option, expansion, and extension provisions. The leases for our primary corporate headquarters buildings expire between January 2013 and November 2022. We also own approximately 80 acres of land adjacent to our leased corporate headquarters location. Additionally, we lease an approximately 0.2 million square foot facility in Westford, Massachusetts, under leases that expire in March 2018.

In addition to our offices in Sunnyvale and Westford, we also lease offices in various locations throughout the United States, Canada, South America, EMEA, and APAC regions, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom.

Our leases expire at various times through November 22, 2022. Our current offices are in good condition and appropriately support our business needs.

To support our growth in a cost-effective manner, we have begun a phased office campus build-out on land we own adjacent to our current headquarters in Sunnyvale, California. This will result in net facilities-related capital expenditures of approximately $280 million over the next 10 quarters, including savings from ongoing costs related to our current facilities.

For additional information regarding obligations under our operating leases, see Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 3.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 4.     Removed and Reserved

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective October 29, 2009, we transferred our listing from the NASDAQ Global Select Market (“NASDAQ”) to the New York Stock Exchange LLC (“NYSE”) and continue to list under the symbol “JNPR.” On December 31, 2010, the last trading day of our fiscal year, the closing price of our common stock on the NYSE was $36.92 per share.

Price Range of Common Stock

The following table sets forth the high and low bid prices for our common stock of the two most recently completed years as reported on NASDAQ for each quarterly period through October 28, 2009, and the high and low sales price for our common stock as reported on the NYSE from October 29, 2009 through December 31, 2010:

	2010		2009
NYSE	High	Low	High	Low
First quarter	$30.88	$24.49	N/A	N/A
Second quarter	$31.98	$22.82	N/A	N/A
Third quarter	$31.26	$23.00	N/A	N/A
Fourth quarter	$37.90	$30.30	$27.90	$24.04
NASDAQ
First quarter	N/A	N/A	$18.84	$12.43
Second quarter	N/A	N/A	$25.44	$14.75
Third quarter	N/A	N/A	$28.05	$22.45
Fourth quarter	N/A	N/A	$28.74	$25.05

Holders

At February 18, 2011, there were approximately 1,100 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so.

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Annual Report on Form 10-K under the heading “Executive Compensation Plan Information.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2010	1,495,518	$31.74	1,495,518	$884,385,580
November 1 - November 30, 2010	3,881,185	33.32	3,881,185	755,072,731
December 1 - December 31, 2010	—	—	—	755,072,731
Total	5,376,703	$32.88	5,376,703

(1)
In March 2008, the Company's Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which authorized the Company to purchase up to $1.0 billion of the Company's common stock. In February 2010, the Board approved an additional stock repurchase program (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company's common stock. As of December 31, 2010, the 2008 Stock Repurchase Program had no remaining authorized funds available for future stock repurchases. Future share repurchases under the Company's 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2005, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), the NYSE Dow Jones Industrial Average (“DJI”), and the NASDAQ Telecommunications Index (“IXUT”). The graph shall not be deemed to be incorporated by reference into other SEC filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

	As of December 31,
	2005	2006	2007	2008	2009	2010
JNPR	$100.00	$84.93	$148.88	$78.52	$119.60	$165.56
S&P 500	100.00	113.62	117.63	72.36	89.33	100.75
DJI	100.00	116.29	123.77	81.89	97.30	108.02
IXUT	100.00	127.76	139.48	79.53	117.89	122.52

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2010, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2010(a)	2009(b)	2008(c)	2007(d)	2006(e)
	(In millions, except per share data)
Net revenues	$4,093.3	$3,315.9	$3,572.4	$2,836.1	$2,303.6
Cost of revenues (f)	1,351.5	1,132.7	1,136.9	910.3	746.0
Gross margin (f)	2,741.8	2,183.2	2,435.5	1,925.8	1,557.6
Operating expenses (f)	1,974.2	1,872.5	1,740.5	1,518.7	2,555.3
Operating income (loss)	767.6	310.7	695.0	407.1	(997.8)
Other income and expense, net	10.6	1.4	33.9	103.5	100.7
Income (loss) before income taxes and noncontrolling interest	778.2	312.1	728.9	510.6	(897.0)
Provision for income taxes	(158.8)	(196.8)	(217.2)	(149.8)	(104.4)
Consolidated net income (loss)	619.4	115.2	511.7	360.8	(1,001.4)
Adjust for net (income) loss attributable to noncontrolling interest	(1.0)	1.8	—	—	—
Net income (loss) attributable to Juniper Networks	618.4	117.0	511.7	360.8	(1,001.4)
Net income (loss) per share attributable to Juniper Networks common stockholders:
Basic	$1.18	$0.22	$0.96	$0.67	$(1.76)
Diluted	$1.15	$0.22	$0.93	$0.62	$(1.76)
Shares used in computing net income (loss) per share:
Basic	522.4	523.6	530.3	537.8	567.5
Diluted	538.8	534.0	551.4	579.1	567.5

(a)    Includes the following significant pre-tax items: stock-based compensation of $182.0 million, restructuring charges of $10.8 million, acquisition-related charges of $6.3 million, and a gain on equity investments of $8.7 million. In addition, includes a non-recurring income tax benefit of $54.1 million we received in the first quarter from a change in estimate of unrecognized tax benefits related to share-based compensation. The change resulted from the decision in the first quarter of 2010 of the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner.
(b)    Includes the following significant pre-tax items: stock-based compensation of $139.7 million, litigation settlement charges of $182.3 million, write-down of privately-held equity investments of $5.5 million, and restructuring charges of $19.5 million. In addition, includes the following significant tax items: $61.8 million related to the write-off of certain net deferred tax assets resulting from a change in California income tax law, $52.1 million related to a change in the tax treatment of stock-based compensation expense in transfer pricing arrangements for certain U.S. multinational companies due to a recent federal appellate court ruling, and $4.6 million related to an investigation by the India tax authorities.
(c)    Includes the following significant pre-tax items: stock-based compensation of $108.1 million, write-down of privately-held equity investments of $11.3 million, other-than-temporary decline in publicly-traded equity investment of $3.5 million, and litigation settlement charge of $9.0 million.
(d)    Includes the following significant pre-tax items: stock-based compensation of $88.0 million, stock option tender offer and tax-related charges of $8.0 million, stock option investigation costs of $6.0 million, a gain from a privately-held equity investment of $6.7 million, and a net litigation settlement gain of $5.3 million. We recognized in accumulated deficit a non-cash charge for the cumulative effect of accounting charge of $19.2 million relating to the adoption of Financial Accounting Standards No. 109 Accounting for Income Taxes and Financial Interpretation No., Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which were subsequently codified into Accounting Standard Codification Topic 740 - Income Taxes.
(e)    Includes the following significant pre-tax items: goodwill and intangible assets impairment charges of $1,283.4 million, stock-based compensation of $87.6 million, stock option investigation costs of $20.5 million, other tax-related charges of $10.1 million, and restructuring and acquisition-related charges of $5.9 million.
(f)     Prior period information has been reclassified to conform to the current period's presentation. Refer to Note 1, Basis of Presentation, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Balance Sheet Data

	As of December 31,
	2010	2009	2008	2007	2006
	(In millions)
Cash, cash equivalents, and investments	$2,821.6	$2,658.7	$2,293.4	$2,015.8	$2,614.3
Working capital	1,742.4	1,503.2	1,759.6	1,175.3	1,759.2
Goodwill	3,927.8	3,658.6	3,658.6	3,658.6	3,624.7
Total assets	8,467.9	7,590.3	7,187.3	6,885.4	7,368.4
Total long-term liabilities	387.1	389.7	229.3	151.7	490.7
Total Juniper Networks stockholders' equity	6,608.2	5,822.1	5,901.4	5,353.9	6,115.1

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K (“Report”), including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. ("we," "us," or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically our most recent reports on Form 10-Q. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our critical accounting policies and estimates, see Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 1 of Part I of this Annual Report on Form 10-K, and our “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.

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

Executive Overview

In 2010, we experienced a year-over-year increase in net revenues across all regions and in both the enterprise and service provider markets.  These increases reflect growing market demand for networking and security products as our customers expand their networks and the recovering global economy.  Additionally, while our net revenues grew, we continued to control costs as we invested in our innovation and customer satisfaction initiatives.

The following table provides an overview of our key financial metrics for the years ended December 31, 2010, and 2009 (in millions, except per share amounts and percentages):

	2010	2009	$ Change	% Change
Net revenues	$4,093.3	$3,315.9	$777.4	23%
Operating income	$767.6	$310.7	$456.9	147%
Percentage of net revenues	18.8%	9.4%
Net income attributable to Juniper Networks	$618.4	$117.0	$501.4	429%
Percentage of net revenues	15.1%	3.5%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$1.18	$0.22	$0.96	436%
Diluted	$1.15	$0.22	$0.93	423%

•
Net Revenues:  Our net revenues increased across all three regions, in both the service provider and enterprise markets, in 2010 compared to 2009. These increases were primarily due to increased demand for our most recent product lines, the MX Series routers, EX Series switches, and SRX service gateways, and the improved macroeconomic environment.

•
Operating Income:  Our operating income as well as operating margin increased in 2010 compared to 2009. The increase was, in large part, due to the increase in sales, a change in customer demand that favored higher margin products, and our continued efforts to control expenses and improve efficiencies. Additionally, 2009 was impacted by $182.3 million in litigation settlement charges.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stock Holders:  The increase in net income attributable to Juniper Networks and net income per share attributable to Juniper Networks common stockholders in 2010 compared to 2009 is primarily due to the increase in operating income and a non-recurring income tax expense and benefit recorded in 2009 and 2010, respectively, from changes in the estimate of unrecognized tax benefits related to share-based compensation. These changes were the result of decisions made by the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner.

•
Stock Repurchase Activity: Under our stock repurchase programs, we repurchased approximately 19.7 million shares of our common stock at an average price of $28.67 per share for a total purchase price of $563.5 million in the year ended December 31, 2010.

•
Other Financial Highlights:  Total deferred revenue increased $130.8 million in 2010, primarily due to an increase in deferred product revenue from undelivered product commitments and an increase in deferred service revenue, largely due to higher sales of service contracts and multi-year service billings.

Business and Market Environment

We design, develop, and sell products and services that together provide our customers with high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single network. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. High-performance networking is designed to provide fast, reliable, and secure access to applications and services at scale. We offer a high-performance network infrastructure that includes IP routing, Ethernet switching, security, software, and application acceleration solutions, as well as partnerships designed to extend the value of the network and worldwide services and support designed to optimize customer investments.

In 2010, we experienced increased demand for our products and services due to growing network demand. As more traffic is carried over the Internet, computing is centralized in massive data centers and more people in businesses rely on digital devices connected to the network. Strategically, we are making progress toward our vision of the New Network by expanding our portfolio of products and solutions through organic growth and acquisitions, and aligning those products with mobile internet and cloud computing market trends.

We continued to deliver new and innovative, high-performance network infrastructure solutions in 2010. We expanded our portfolio of offerings for the enterprise market to provide a comprehensive portfolio of routing, switching, and security products that are running on our Junos® operating system. We also launched our next generation data center architecture named 3-2-1, that enables customers to connect large numbers of data center servers and storage devices in a way that we believe improves the economics and the performance of these massive data centers.

We announced and began shipping the EX4500, a data center switch that can leverage our Virtual Chassis technology to create a data center fabric across multiple networking devices and can offer up to 48 10-gigabit Ethernet (“10GbE”) ports. We began shipping the new EX2200 line of fixed-configuration managed Ethernet switches that offers a plug-and-play solution that addresses access connectivity requirements of high performance businesses. We also announced and began shipping the EX8200-40XS line card that enables our modular switch EX8200 to deliver 40 10GbE ports per line card and the MX80 3D Universal Edge Router, powered by the Junos Trio chipset and designed for both service provider and enterprise deployments. We announced our latest fabric chipset that will enable customers to upgrade their existing T Series core routers. Additionally, we announced the SRX1400, a consolidated security services gateway for securing small to mid-size enterprise, service provider and mobile operator data center environments, and the Dual Stack Light IPv6 migration tool that will allow service providers to handle IPv4 address exhaustion. Moreover, we announced the industry's fastest core routing platform, the T4000 Core Router powered by Junos, which provides scalability and flexibility to meet bandwidth requirements, while extending investment protection of our T Series platform.

In the area of mobility, we announced and began shipping Junos Pulse, a gateway and downloadable client software for secure connections across mobile devices including notebooks, netbooks, smartphones, and tablets as well as non-mobile devices to a broad range of corporate applications for a better, simpler experience for users. Additionally, we announced several new and expanded mobility partnerships intended to deliver software and solutions for mobile operators and improve experience and economics of their networks.

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

In 2010, we completed the acquisitions of: (i) Ankeena Networks, Inc. (“Ankeena”), a privately-held company, which gives us video delivery capabilities that optimize web-based video delivery, provide key components of a content delivery network architecture/solution, improve consumers' online video experience, and reduce service provider and carrier service provider infrastructure costs for providing web-based video; (ii) SMobile Systems, Inc. (“SMobile”), a privately-held software company, which allows us to extend our security focus through integration of SMobile's product portfolio with Junos Pulse; (iii) Altor Networks ("Altor"), a privately-held company, which strengthens our ability to deliver an integrated, highly-scalable security architecture that protects physical and virtual systems of enterprise and service provider customers; and (iv) Trapeze Networks, a subsidiary of Belden, Inc., which expands our Infrastructure product portfolio to include scalable, secure, and highly available wired and wireless infrastructure products.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The critical accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

•Revenue recognition.  Revenue is recognized when all of the following criteria have been met:

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

•
Collectability is reasonably assured.  We assess collectability based on the creditworthiness of customer as determined by our credit checks and their payment histories. We record accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.

We adopted Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Topic 985 - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009. Under the new standards, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery.
For fiscal 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, and software and non-software components that function together to deliver the tangible products' essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.
VSOE is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products' selling prices are on a stand-alone basis, we are not typically able to determine TPE. When determining the best estimate of selling price, we apply management judgment by considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.
For transactions initiated prior to January 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, is allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to ASC Topic 985-605 - Software - Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.
As a result of the adoption of ASU 2009-13 and ASU 2009-14, net revenue for the year ended December 31, 2010, was approximately $237 million higher than the net revenue that would have been recorded under the previous accounting rules. The increase in revenue was due to recognition of revenue for products shipped during the period which included approximately $183 million in the year ended December 31, 2010, related to undelivered product commitments for which we were unable to demonstrate fair value pursuant to the previous accounting standards. The remainder of the increase in revenue for the year was due to products sold into multiple-year service arrangements which was recognized ratably under the previous accounting standards and for the change in our allocation methodology from the residual method to the relative selling price method as prescribed by ASU 2009-13.
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

For sales to direct end-users, value-added resellers, and original equipment manufacturers ("OEM") partners, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a value-added reseller. For our end-users and value-added resellers, there are no significant obligations for future performance such as rights of return or pricing credits. Our agreements with OEM partners may allow future rights of returns. Additionally, a portion of our sales are made through distributors under agreements allowing for pricing credits or rights of return. We recognize product revenue on sales made through these distributors upon sell-through as reported to us by the distributors. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. Management's judgment with respect to the amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. Should actual product returns or pricing adjustments differ from our estimates, additional reductions to revenue may be required. In addition, we report revenue net of sales taxes.

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

We sell certain accounts receivable on a non-recourse basis as part of a customer financing arrangement primarily with one major financing company. We record cash received under this arrangement in advance of revenue recognition as short-term debt.

•
Contract Manufacturer Liabilities.  We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers, and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers manufacture our products primarily in China, Malaysia, Mexico, and the United States. We have employees in our manufacturing and operations organization who manage relationships with our independent contract manufacturers, manage our supply chain, and monitor product testing and quality. We generally do not own the components and title to products transfers from our independent contract manufacturers to us and immediately to our customers upon shipment. Our independent contract manufacturers produce our products using design specifications, quality assurance programs, and standards that we establish, and they procure components and manufacture our products based on our demand forecasts. These forecasts are our estimates of future demand for our products, based upon historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish a provision for inventory, carrying costs, and obsolete material exposures for excess components purchased based on historical trends. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors outside of our control, we may incur charges for excess components, which could have an adverse impact on our gross margins and profitability. Supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times.

•
Warranty Costs.  We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We accrue for warranty costs as part of our cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead cost are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Although we engage in extensive product quality programs and processes, if actual product failure rates, use of materials, or service delivery costs differ from estimates, additional warranty costs may be incurred, which could reduce gross margin.

•
Goodwill and Purchased Intangible Assets.  We make significant estimates and assumptions when evaluating impairment of goodwill and other intangible assets on an ongoing basis, as well as when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a sustained decline in our market capitalization, (iii) significant slowdown in the worldwide economy or the networking industry, or (iv) failure to meet our forecasted operating results. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during analysis.

We evaluate goodwill on an annual basis as of November 1st or more frequently if we believe impairment indicators exist. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income and the market approaches. Under the income approach, we calculate fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value of our reporting units based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the fair value of the reporting unit does not exceed the carrying value of the net assets assigned to the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. When the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

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

•
Share-Based Compensation.  We recognize share-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards ("PSAs"), and purchases under our Employee Stock Purchase Plan ("ESPP") in accordance with ASC Topic 718 - Compensation - Stock Compensation ("ASC Topic 718"). Share-based compensation expense for expected-to-vest share-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

We utilize the Black-Scholes-Merton (“BSM”) option-pricing model in order to determine the fair value of stock options. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, and the potential effect from options that have not been exercised. We determine the fair value of RSUs and PSAs based on the closing market price of our common stock on the grant date. In addition, we estimate share-based compensation expense for our PSAs based on the vesting criteria and only recognize expense for the portions in which annual targets have been set.

The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates. These estimates involve inherent uncertainties and the application of management's judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded share-based compensation expense could be different.

•
Income Taxes.  Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in ASC Topic 740 - Income Taxes (“ASC Topic 740”). To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance is charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance is reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize and measure potential liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due.

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

Significant judgment is also required in evaluating our uncertain tax positions under ASC Topic 740 and determining our provision for income taxes. Although we believe our reserves under ASC Topic 740 are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, as it was during the first quarter of 2010 when we recorded a non-recurring income tax benefit as a result of a taxpayer favorable federal appellate court ruling in Xilinx, Inc. v. Commissioner. The provision for income taxes includes the effect of reserves under ASC Topic 740 and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

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

From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. For a discussion of current litigation, please see under the heading "Legal Proceedings" in Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Net revenues:
Product	$3,258.7	$2,568.0	$690.7	27%	$2,568.0	$2,911.0	$(343.0)	(12)%
Percentage of net revenues	79.6%	77.4%			77.4%	81.5%
Service	834.6	747.9	86.7	12%	747.9	661.4	86.5	13%
Percentage of net revenues	20.4%	22.6%			22.6%	18.5%
Total net revenues	$4,093.3	$3,315.9	$777.4	23%	$3,315.9	$3,572.4	$(256.5)	(7)%

Our net product revenues increased in 2010 compared to 2009 primarily due to an increase in Infrastructure product sales to service provider and enterprise customers across all regions, Service Layer Technologies ("SLT") product sales to enterprise customers across all regions and SLT product sales to service provider customers in the Americas. The increased revenue was the result of increased demand for our most recent product lines, the MX Series routers, EX Series switches, and SRX service gateways, as well as the improved macroeconomic environment as compared to 2009. Additionally our net service revenues increased in 2010 compared to 2009 due to an increase in sales to enterprise customers across all regions and to service provider customers in the EMEA and Asia Pacific ("APAC") regions, which was primarily driven by growth in the installed base and continued strength in contract renewals for support services. The year-over-year change also reflects an impact of approximately $237 million related to the the adoption of the new revenue recognition accounting guidance described in the Critical Accounting Policies section above.

Our net product revenues decreased in 2009 compared to 2008 primarily due to decreased revenue from our routing products to service provider customers whose spending patterns were affected by the weakened global economy, partially offset by increased revenues from our EX Series switching products. Our net service revenues increased in 2009 compared to 2008 primarily due to the increase in professional services and maintenance revenue from our expanding installed base of equipment under service contracts.

Infrastructure Segment Revenues

Our Infrastructure segment consists primarily of products and services related to the E, M, MX, and T Series router product families, EX Series switching products, as well as circuit-to-packet products. Additionally, the Infrastructure segment offers a complete wireless local area network ("WLAN") solution that provides high reliability, performance, security, and management for mobile applications. The following table presents net Infrastructure segment revenues and net Infrastructure segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Net Infrastructure segment revenues:
Infrastructure product revenues	$2,511.6	$1,959.2	$552.4	28%	$1,959.2	$2,301.9	$(342.7)	(15)%
Percentage of net revenues	61.3%	59.1%			59.1%	64.4%
Infrastructure service revenues	538.7	482.4	56.3	12%	482.4	424.0	58.4	14%
Percentage of net revenues	13.2%	14.5%			14.5%	11.9%
Total Infrastructure segment revenues	$3,050.3	$2,441.6	$608.7	25%	$2,441.6	$2,725.9	$(284.3)	(10)%
Percentage of net revenues	74.5%	73.6%			73.6%	76.3%

Infrastructure - Product

In 2010, Infrastructure products revenue experienced growth in the enterprise and service provider markets across all regions compared to 2009. This increase was primarily attributable to revenue growth from our MX Series routers and EX Series switches. The increased demand for our products was primarily due to growing network demand attributable to increased reliance on digital devices connected to the network, and to a lesser extent, the improved macroeconomic environment.

Infrastructure product revenues decreased in 2009 compared to 2008, primarily due to decreased revenue from M, T, and E Series product families attributable to our customers' reduced demand as a result of the global economic environment, partially offset by revenue growth from our EX Series switching products and MX Series products. We experienced a decrease in product revenue from the service provider market in 2009 compared to 2008, primarily due to decreased capital spending in that market. We experienced an increase in product revenue from the enterprise market in 2009 compared to 2008, primarily due to the growth in our EX Series switching business and our continued focus on selling Infrastructure products into the enterprise market, which resulted in growth of enterprise revenues in Americas and APAC. Geographically, Infrastructure product revenue decreased in all three regions in 2009.

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

	Years Ended December 31,				Years Ended December 31,
	2010	2009	Unit Change	% Change	2009	2008	Unit Change	% Change
Infrastructure chassis revenue units(1)	14,115	12,578	1,537	12%	12,578	13,745	(1,167)	(8)%
Infrastructure ports shipped(1)	563,275	437,278	125,997	29%	437,278	397,907	39,371	10%

(1)	Excludes modular and fixed configuration EX Series switching products and circuit to packet products.

Infrastructure chassis revenue units increased in 2010 compared to 2009, which was commensurate with Infrastructure product revenue growth during the year. Infrastructure port shipments increased in 2010 compared to 2009, primarily due to the continued growth in sales of MX Series products, which generally contain a higher number of ports per chassis.

Infrastructure chassis revenue units decreased in 2009 compared to 2008, primarily due to reduced customer demand because of the weakened global economy. The port shipments increased in 2009 compared to 2008, primarily due to an increase in the MX Series products, which generally contain a higher number of ports per chassis.

Infrastructure - Service

A majority of our service revenue is earned from customers that purchase our products and enter into support services contracts for support. Infrastructure service revenues increased in 2010 compared to 2009, which was primarily driven by increased revenue from new product sales and strong contract renewals for support services. From a geographical and market perspective, the increase in Infrastructure service revenues was primarily due to an increase in enterprise business across all regions and service provider business in the EMEA and APAC regions. These increases were partially offset by a decrease in service revenue in the Americas service provider market.

Infrastructure service revenues increased in 2009 compared to 2008, primarily due to an increase in our installed base of equipment being serviced and support services renewals. From a geographical and market perspective, the increase in Infrastructure service revenues was primarily due to an increase in the enterprise and service provider business across all regions during the year ended December 31, 2009.

SLT Segment Revenues

Our SLT segment consists primarily of products and services related to our SRX Series services gateways, Firewall/VPN (“Firewall”) systems and appliances, SSL VPN appliances, the J Series router product family, IDP appliances, and WAN optimization platforms. The following table presents net SLT segment revenues and net SLT segment revenues as a percentage of total net revenues by product and service categories (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Net SLT segment revenues:
SLT product revenues	$747.1	$608.8	$138.3	23%	$608.8	$609.1	$(0.3)	N/M
Percentage of net revenues	18.3%	18.4%			18.4%	17.1%
SLT service revenues	295.9	265.5	30.4	11%	265.5	237.4	28.1	12%
Percentage of net revenues	7.2%	8.0%			8.0%	6.6%
Total SLT segment revenues	$1,043.0	$874.3	$168.7	19%	$874.3	$846.5	$27.8	3%
Percentage of net revenues	25.5%	26.4%			26.4%	23.7%

SLT - Product

We experienced an increase in SLT product revenue in the year ended December 31, 2010, compared to the same period in 2009, primarily due to increased demand for our branch and high-end SRX service gateway products. From a geographical and market perspective, we experienced revenue growth in the Americas service provider market and across all regions in the enterprise market in 2010.

SLT product revenues was relatively flat in 2009 compared to 2008, primarily due to an increase in revenue from our SRX services gateways offset by a decrease in revenue from our high-end and branch firewall products. In 2009, we experienced an increase in revenue from the service provider market and a decrease in revenue from the enterprise market compared to 2008. Geographically, SLT product revenue decreased in the EMEA and APAC regions and increased in the Americas region.

The following table presents SLT revenue units recognized:

	Years Ended December 31,				Years Ended December 31,
	2010	2009	Unit Change	% Change	2009	2008	Unit Change	% Change
SLT revenue units	231,365	208,907	22,458	11%	208,907	241,504	(32,597)	(13)%

SLT revenue units increased in 2010 compared to 2009, which was commensurate with growth in SLT product revenue. The percentage increase in SLT revenue units was less than the increase in SLT product revenues due to a product mix that favored higher average selling prices. SLT revenue units decreased in 2009 compared to 2008. The percentage decrease in SLT revenue units was greater than the percentage decrease in SLT product revenue, primarily due to product mix that favored products with higher average selling prices.

SLT - Service

The increase in SLT service revenue in 2010 compared to 2009, was primarily driven by increased revenue from new product sales and strong contract renewals for support services. From a geographical and market perspective, the increase in SLT service revenues was due to growth in the enterprise and service provider markets across all regions.

SLT service revenues increased in 2009 compared to 2008, primarily due to an increase in our installed base of equipment being serviced and contract renewals for support services. In 2009, we experienced an increase in service revenue from the service provider and enterprise markets compared to 2008. Geographically, SLT service revenue increased in all regions in 2009.

Total Net Revenues by Geographic Region

The following table presents the total net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Americas:
United States	$1,890.1	$1,515.1	$375.0	25%	$1,515.1	$1,537.5	$(22.4)	(1)%
Other	205.5	172.8	32.7	19%	172.8	228.7	(55.9)	(24)%
Total Americas	2,095.6	1,687.9	407.7	24%	1,687.9	1,766.2	(78.3)	(4)%
Percentage of net revenues	51.2%	50.9%			50.9%	49.4%
EMEA	1,189.3	953.2	236.1	25%	953.2	1,077.7	(124.5)	(12)%
Percentage of net revenues	29.1%	28.7%			28.7%	30.2%
APAC	808.4	674.8	133.6	20%	674.8	728.5	(53.7)	(7)%
Percentage of net revenues	19.7%	20.4%			20.4%	20.4%
Total	$4,093.3	$3,315.9	$777.4	23%	$3,315.9	$3,572.4	$(256.5)	(7)%

Net revenues in the Americas region increased in absolute dollars and as a percentage of total net revenues in 2010 compared to 2009, primarily due to increased demand in the United States. In the United States, net revenues increased in absolute dollars and increased as a percentage of total net revenues, in 2010 compared to 2009, due to the relative strength of the enterprise and service provider markets in the United States. Net revenues in the Americas region decreased in absolute dollars, but increased as a percentage of total net revenues in 2009 compared to 2008, primarily due to a revenue decrease from the service provider market, partially offset by an increase in net revenues from the enterprise market. In particular, the United States, Mexico, and Brazil accounted for more than half of the decline in net revenue in the Americas region. In the United States, net revenues decreased in absolute dollars and increased as a percentage of total net revenues, in 2009 compared to 2008, primarily due to the relative strength of sales in the United States compared to EMEA and APAC.

Net revenues in EMEA increased in absolute dollars and as a percentage of total net revenues in 2010 compared to 2009, primarily due to increased demand in the Russian Federation, Germany, and the United Kingdom. This increase was largely driven by product sales to both the enterprise and service provider markets. Net revenues in EMEA decreased in absolute dollars and as a percentage of total net revenues in 2009 compared to 2008, primarily due to reduced demand in the service provider market, partially offset by a slight increase in revenue from the enterprise market. In particular Sweden, Germany, Belgium, and United Kingdom attributed more than half of the decline in net revenues in EMEA.

Net revenues in APAC increased in absolute dollars in 2010 compared to 2009, primarily due to increased demand in Japan, China, and Australia. This increase was primarily driven by product sales to enterprise customers and service sales to service provider customers. Net revenues in APAC decreased in absolute dollars in 2009 compared to 2008, primarily due to reduced demand in the service provider, partially offset by a slight increase in revenue from the enterprise market. In particular, over half of the decline in APAC net revenues was attributable to Japan. Net revenues in APAC as a percentage of total net revenues decreased slightly, primarily due to the relative strength of the enterprise market in the United States.

 Net Revenues by Markets and Customers

The following table presents the total net revenues by markets (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Service Provider	$2,631.5	$2,197.1	$434.4	20%	$2,197.1	$2,568.2	$(371.1)	(14)%
Percentage of net revenues	64.3%	66.3%			66.3%	71.9%
Enterprise	1,461.8	1,118.8	343.0	31%	1,118.8	1,004.2	114.6	11%
Percentage of net revenues	35.7%	33.7%			33.7%	28.1%
Total	$4,093.3	$3,315.9	$777.4	23%	$3,315.9	$3,572.4	$(256.5)	(7)%

We sell our high-performance network products and service offerings from our Infrastructure and SLT segments to two primary markets - service provider and enterprise. The service provider market includes wireline, wireless, and cable operators, as well as major internet content and application providers. The enterprise market represents businesses; federal, state, and local governments; and research and education institutions.

Net revenues from sales to the service provider market increased in absolute dollars in 2010 compared 2009, primarily due to our customers’ increased investment in new network build-outs and purchases of additional networking capacity to support network growth. Net revenues from the service provider market decreased in absolute dollars and as a percentage of total net revenues in 2009 compared to 2008, primarily due to our customers' delayed investment in new network build-outs and purchases of additional networking capacity in reaction to the weak global macroeconomic environment. The decline in service provider revenue as a percentage of net revenues was also attributable to the relative strength of our revenue from the enterprise market.

Net revenues from sales to the enterprise market increased in absolute dollars and as a percentage of total net revenues in 2010 compared to 2009, primarily due to our expanded portfolio of products and our continued investments to expand our footprint in the enterprise market. Net revenues from the enterprise market increased in absolute dollars and as a percentage of total net revenues in 2009 compared to 2008, primarily due to revenue growth from our EX Series switching products.

Verizon Communications, Inc., accounted for 10.6% of our net revenues for the year ended December 31, 2010. AT&T, Inc., accounted for 10.4% of our net revenues for the year ended December 31, 2009. No single customer accounted for 10% or more of our net revenues for the year ended December 31, 2008.

Cost of Revenues and Gross Margin

The following table presents cost of product and service revenues and the related gross margins (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Cost of revenues:
Product	$1,000.9	$841.7	$159.2	19%	$841.7	$867.6	$(25.9)	(3)%
Percentage of net revenues	24.4%	25.4%			25.4%	24.3%
Service (1)	350.6	291.0	59.6	20%	291.0	269.3	21.7	8%
Percentage of net revenues	8.6%	8.8%			8.8%	7.5%
Total cost of revenues (1)	1,351.5	1,132.7	218.8	19%	1,132.7	1,136.9	(4.2)	N/M
Percentage of net revenues	33.0%	34.2%			34.2%	31.8%
Gross margin:
Product gross margin	2,257.8	1,726.3	531.5	31%	1,726.3	2,043.4	(317.1)	(16)%
Percentage of product revenues	69.3%	67.2%			67.2%	70.2%
Service gross margin (1)	484.0	456.9	27.1	6%	456.9	392.1	64.8	17%
Percentage of service revenues	58.0%	61.1%			61.1%	59.3%
Total gross margin (1)	$2,741.8	$2,183.2	$558.6	26%	$2,183.2	$2,435.5	$(252.3)	(10)%
Percentage of net revenues	67.0%	65.8%			65.8%	68.2%
 ________________________________

(1)
Prior period information has been reclassified to conform to the current period's presentation. Refer to Note 1, Basis of Presentation, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Most of our manufacturing, repair, and supply chain operations are outsourced to independent contract manufacturers. Accordingly, most of our cost of revenues consists of payments to our independent contract manufacturers for standard product costs. The cost of product revenues increased in absolute dollars in 2010 compared to 2009, primarily due to an increase in product volume. Product gross margin and product gross margin as a percentage of product revenues in 2010 compared to 2009 increased primarily due to a change in product mix that favored higher margin products and our continued efforts to manage costs. As of December 31, 2010, and 2009, we had 273 and 244 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our independent contract manufacturers, manage our supply chain, orchestrate new product introductions, and monitor and manage product testing and quality.

The cost of product revenues and product gross margin decreased in absolute dollars in 2009 compared to 2008 primarily due to lower revenue level. The decrease in product gross margin as a percentage of revenues in 2009 compared to 2008, is primarily attributable to product mix that favored products with lower gross margin, such as our switching and MX Series products, geographical mix, and pricing.

The cost of service revenues increased in 2010 compared to 2009, primarily due to increased headcount and outside services to support our customer needs and variable compensation. Support, professional, and educational services, also referred to as “service-related,” headcount increased by 19% to 1,064 employees as of December 31, 2010, compared to 891 employees as of December 31, 2009. Total personnel-related costs as a percentage of service revenues were relatively flat in 2010 as we continued to manage costs while growing our revenues. Information technology (“IT”) expenses related to cost of service revenues increased in 2010 compared to 2009, which is commensurate with the increase in headcount. Service gross margin increased in absolute dollars primarily due to increased service revenues, and service gross margin as a percentage of service revenues decreased primarily due to a shift in mix that was driven by an increase in value-added service related revenue.

The cost of service revenues and service gross margin increased in 2009 compared to 2008. The increase in cost of service revenues was attributable to increased headcount and increased spending on service-related spares. Service gross margin increased primarily due to our continued efforts to manage costs. Service-related headcount increased by 108 employees, or 14%, to 891 employees in 2009, compared to 783 in 2008. Total personnel-related costs as a percentage of service revenues were approximately 18% for 2009 and 20% for 2008. The decrease in personnel-related costs in 2009 as a percentage of service revenues was primarily due to the overall increase in service revenues. Our outside service expense also increased in 2009, primarily to support the expanding installed equipment base. Additionally, facilities and IT expenses related to cost of service revenues increased in connection with the growth of service business as a portion of our overall operations.

The decrease in cost of service revenues and operating expenses including R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 1%, 2%, and 1% in 2010, 2009, and 2008, respectively.

Facility and IT departmental costs are allocated to cost of revenues and operating expense based on usage and headcount, respectively. Such costs increased by $20.1 million in 2010 compared to 2009 due to an increase in departmental headcount, the continued build-out of our domestic and international development and test centers, and IT applications to support our internal operations. Facility and IT related headcount was 388, 294, and 267 as of December 31, 2010, 2009, and 2008, respectively. In 2011, we expect to continue to invest in our company-wide IT infrastructure as we implement our operational excellence initiatives.

Operating Expenses

The following table presents operating expenses and operating income (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Research and development	$917.9	$741.7	$176.2	24%	$741.7	$731.2	$10.5	1%
Sales and marketing (1)	857.1	759.1	98.0	13%	759.1	812.0	(52.9)	(7)%
General and administrative	177.9	159.5	18.4	12%	159.5	144.8	14.7	10%
Amortization of purchased intangible assets	4.2	10.4	(6.2)	(59)%	10.4	43.5	(33.1)	(76)%
Litigation settlement charges	—	182.3	(182.3)	(100)%	182.3	9.0	173.3	N/M
Restructuring charges	10.8	19.5	(8.7)	(44)%	19.5	—	19.5	N/M
Acquisition-related cost	6.3	—	6.3	N/M	—	—	—	—%
Total operating expenses (1)	$1,974.2	$1,872.5	$101.7	5%	$1,872.5	$1,740.5	$132.0	8%
Operating income	$767.6	$310.7	$456.9	147%	$310.7	$695.0	$(384.3)	(55)%
________________________________
N/M = Not meaningful

(1)
Prior period information has been reclassified to conform to the current period's presentation. Refer to Note 1, Basis of Presentation, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Years Ended December 31,
	2010	2009	2008
Research and development	22.4%	22.4%	20.5%
Sales and marketing (1)	20.9%	22.8%	22.6%
General and administrative	4.3%	4.8%	4.1%
Amortization of purchased intangible assets	0.1%	0.3%	1.2%
Litigation settlement charges	—%	5.5%	0.3%
Restructuring charges	0.3%	0.6%	—%
Acquisition-related cost	0.2%	—%	—%
Total operating expenses (1)	48.2%	56.4%	48.7%
Operating income	18.8%	9.4%	19.5%
 ________________________________

(1)
Prior period information has been reclassified to conform to the current period's presentation. Refer to Note 1, Basis of Presentation, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, have historically been the primary driver of our operating expenses, and we expect this trend to continue. We had 8,772, 7,231, and 7,014 employees as of December 31, 2010, 2009, and 2008, respectively. The 2010 year-over-year increase was due to growth across all of our organizations as a result of our efforts to grow the business.

R&D expenses increased in 2010 compared to 2009, primarily due to additional headcount and strategic initiatives to expand our product portfolio. In particular, we focused on delivering optical capabilities and a packet-optimized transport system that will help service providers better support packet and IP-based services, such as video, mobility and cloud computing. Personnel-related costs increased $111.6 million in 2010, primarily due to a 25% increase in headcount in our engineering organization, from 3,308 to 4,132 employees, to support product innovation intended to capture anticipated future network infrastructure growth and opportunities. Additionally, our outside consulting, facilities, and IT costs related to R&D expenses increased to support our R&D efforts.

R&D expenses increased in 2009 compared to 2008, primarily due to additional headcount and strategic initiatives to expand our product portfolio and maintain our technological advantage over competitors. In particular, in 2009, we continued to expand our EX Series switching product portfolio and increased our investments in Project Stratus, which was our initiative to deliver the next-generation data center fabric, and Project Falcon, which was our effort to develop mobility solutions for service provider customers. Personnel-related costs increased $25.6 million in 2009, primarily due to a 4% increase in headcount in our engineering organization, from 3,194 to 3,308 employees, to support product innovation intended to capture anticipated future network infrastructure growth and opportunities. Outside consulting and other development expense also increased to support our product innovation initiatives. Additionally, facilities and IT expenses related to R&D expenses increased to support these engineering efforts.

Sales and marketing expenses increased in 2010, compared to the same period in 2009, primarily due to our 2010 advertising campaign, events for new product launches, and an increase in personnel-related costs of $95.8 million. The increase in personnel-related costs was primarily due to a 17% increase in our sales and marketing headcount from 2,101 to 2,466 employees, an increase in variable compensation driven by growth in our revenues, and an increase in outside services to support our sales and marketing programs. As a percentage of net revenues, sales and marketing expenses decreased slightly in 2010 due to our focus on managing expenses and creating efficiency in our sales activities.

Sales and marketing expenses decreased in 2009 compared to 2008, primarily due to a decrease in personnel-related expenses and travel expenses. As a percentage of net revenues, sales and marketing expenses increased slightly in 2009 due to the increased spending related to the corporate re-branding and channel marketing campaigns, partially offset by our focus on managing expenses and creating efficiency in our sales activities. Personnel-related costs decreased $15.8 million in 2009, primarily due to a 4% decrease in headcount from 2,190 employees at the end of 2008 to 2,101 employees at the end of 2009. In addition, commission expense decreased by $12.0 million due to lower net revenues in 2009 compared to 2008. As our sales force decreased, we also decreased facilities and IT expenses related to the sales and marketing organizations in 2009 compared to 2008.

G&A expenses increased in 2010 compared to 2009, primarily due to an increase in personnel-related expenses. As a percentage of net revenues, G&A expenses decreased slightly in 2010 due to our continued focus on managing expenses. Personnel-related costs increased $25.0 million in 2010, primarily due to a 14% increase in headcount, from 393 to 449 employees in our worldwide G&A functions to support expected future growth of the business, as well as higher variable compensation driven by growth in revenues. Additionally, facilities and IT expenses related to our G&A infrastructure increased to support our growing business.

G&A expenses increased in absolute dollars and as a percentage of net revenues in 2009 compared to 2008, primarily due to an increase in personnel-related expenses and outside professional services. Personnel-related costs increased $7.2 million in 2009 compared to 2008, primarily due to a 12% increase in headcount, from 350 to 393 employees, in our worldwide G&A functions to support expected future growth of the business. Outside professional service fees increased in 2009 compared to 2008 as a result of increased legal fees. Additionally, facilities and IT expenses related to our G&A infrastructure increased to support our growing business.

Amortization of purchased intangible assets decreased in 2010 compared to 2009, and in 2009 compared to 2008, primarily due to certain purchased intangible assets reaching the end of their amortization period during 2009. We had no impairment of our goodwill or our purchased intangible assets in 2010 and 2009. In 2008, we had no impairment of our goodwill and recognized an impairment charge of $5.0 million for our purchased intangible assets, as a result of the phase-out of our DX products.

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

Of these amounts, $181.3 million was recorded in the fourth quarter of 2009. In 2008, we recorded a litigation settlement loss of $9.0 million related to our shareholder derivative lawsuit. See Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for more information. No such charges were incurred in 2010.

In 2010 and 2009, we recorded $10.8 million and $19.5 million, respectively, as a result of a restructuring plan to reduce our real estate portfolio and workforce in targeted areas of the Company. There were no restructuring charges in 2008. As of December 31, 2010, the 2009 Restructuring Plan was complete. See Note 8, Other Financial Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for more information regarding our restructuring liabilities.

In 2010, we recorded $6.3 million in direct and indirect acquisition-related costs such as financial advisory, legal, due diligence, and integration costs from the acquisitions of Ankeena, SMobile, Altor, and Trapeze. See Note 3, Business Combinations, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further discussion of these acquisitions. There were no acquisitions or acquisition-related charges recorded in 2009 and 2008.

Share-Based Compensation

The Company's share-based compensation expense associated with stock options, ESPP, RSUs, and PSAs is recorded in the following categories for each of the three years ended December 31, 2010 (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Cost of revenues - Product	$4.4	$3.9	$0.5	13%	$3.9	$3.0	$0.9	32%
Cost of revenues - Service (1)	13.5	10.5	3.0	29%	10.5	9.2	1.3	14%
Research and development	78.5	59.3	19.2	32%	59.3	47.0	12.3	26%
Sales and marketing (1)	54.9	43.1	11.8	27%	43.1	36.2	6.9	19%
General and administrative	30.7	22.9	7.8	34%	22.9	12.7	10.2	80%
Total	182.0	139.7	42.3	30%	139.7	108.1	31.6	29%
________________________________

(1)
Prior period information has been reclassified to conform to the current period's presentation. Refer to Note 1, Basis of Presentation, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

The 2010 share-based compensation expense includes the value of vested restricted shares paid to certain former Ankeena employees. Refer to Note 5, Cash, Cash Equivalents, and Investments, under the heading "Restricted Cash" in Notes to Consolidated in Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Share-based compensation expense increased in 2010 compared to 2009 due to an increase in RSU and PSA grants during the period primarily resulting from an increase in the number of participants. The increase in 2009 compared to 2008 primarily relates to new stock option grants, particularly in late 2008.

Interest and Other Income, net, Gain (Loss) on Equity Investments, and Income Tax Provision

The following table presents interest and other income, net, gain (loss) on equity investments, and income tax provision (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Interest and other income, net	$1.9	$6.9	$(5.0)	(72)%	$6.9	$48.7	$(41.8)	(86)%
Percentage of net revenues	N/M	0.2%			0.2%	1.4%
Gain (loss) on equity investments	8.7	(5.5)	14.2	256%	(5.5)	(14.8)	9.3	(63)%
Percentage of net revenues	0.2%	(0.2)%			(0.2)%	(0.4)%
Income tax provision	158.8	196.8	(38.0)	(19)%	196.8	217.2	(20.4)	(9)%

Net interest and other income decreased in 2010 compared to 2009, and in 2009 compared to 2008, primarily due to lower interest rates and an increase in customer financing charges during 2010.

In 2010, we recognized a total gain of $8.7 million, primarily due to acquisitions of our privately-held equity investments in Ankeena and Altor. There were no impairment charges related to our equity investments in the year ended December 31, 2010. During 2009 and 2008, we recognized impairment losses of $5.5 million and $14.8 million, respectively, on our equity investments for changes in fair value that we believed were other-than-temporary.

Our effective tax rates were 20.4%, 63.1%, and 29.8% in 2010, 2009, and 2008, respectively. The decrease in overall rate in 2010 compared to 2009, and the federal statutory rate of 35%, was primarily due to a $54.1 million income tax benefit recorded during the Company's first quarter resulting from a change in the Company's estimate of unrecognized tax benefits due to the taxpayer favorable ruling by the U.S. Court of Appeals for the Ninth Circuit (the “Court”) in Xilinx Inc. v. Commissioner related to share-based compensation, the federal R&D credit, and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The increase in the overall rate in 2009 compared to 2008, and the federal statutory rate of 35%, was primarily due to the following income tax charges: (i) a $61.8 million discrete and other related charge that resulted from changes in California income tax laws that were enacted during 2009; (ii) a $52.1 million charge that resulted from a change in our unrecognized tax benefits related to share-based compensation ; and (iii) a $4.6 million charge which related to an investigation by the India tax authorities. The effective rate impact from these charges was partially offset by the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The 2008 effective tax rate differs from the federal statutory rate of 35% primary due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Segment Information

For a description of the products and services for each segment, see Item 1 Business, in Part I of this Annual Report on Form 10-K. A description of the measures included in management operating income can also be found in Note 13, Segment Information, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Select segment financial data for each of the three years in the period ended December 31, 2010, is as follows (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Net revenues:
Infrastructure:
Product	$2,511.6	$1,959.2	$552.4	28%	$1,959.2	$2,301.9	$(342.7)	(15)%
Service	538.7	482.4	56.3	12%	482.4	424.0	58.4	14%
Total Infrastructure revenues	3,050.3	2,441.6	608.7	25%	2,441.6	2,725.9	(284.3)	(10)%
SLT:
Product	747.1	608.8	138.3	23%	608.8	609.1	(0.3)	N/M
Service	295.9	265.5	30.4	11%	265.5	237.4	28.1	12%
Total SLT revenues	1,043.0	874.3	168.7	19%	874.3	846.5	27.8	3%
Total net revenues	4,093.3	3,315.9	777.4	23%	3,315.9	3,572.4	(256.5)	(7)%
Operating income :
Infrastructure	773.7	541.4	232.3	43%	541.4	806.0	(264.6)	(33)%
Percentage of Infrastructure revenues	25.4%	22.2%			22.2%	29.6%
SLT	208.0	127.0	81.0	64%	127.0	65.8	61.2	93%
Percentage of SLT revenues	19.9%	14.5%			14.5%	7.8%
Total segment operating income (1)	$981.7	$668.4	$313.3	47%	$668.4	$871.8	$(203.4)	(23)%
________________________________
(1)     A reconciliation of total segment operating income to income before taxes and noncontrolling interest, can be found in Note 13, Segment Information, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Infrastructure Segment

An analysis of the change in revenues for the Infrastructure segment, and the change in revenue units, can be found above in the section titled “Infrastructure Segment Revenues.”

Infrastructure operating income increased as a percent of Infrastructure revenue in 2010 compared to 2009, primarily due to a higher gross margin percentage, which was attributable to changes in product mix that favored higher margin products. Additionally, although Infrastructure sales and marketing expenses increased in absolute dollars as we increased our efforts to reach enterprise and service provider customers, they decreased as a percentage of Infrastructure revenues.
Infrastructure segment operating income as a percent of revenue decreased in 2009 compared to 2008, primarily due to a lower gross margin percentage that was driven by changes in product mix and to a lesser extent pricing. Additionally R&D expenses increased as a percentage of Infrastructure revenue in 2009 as we continued to make investments to expand our product features and functionality and Sales and Marketing expenses increased slightly as a percentage of Infrastructure revenue, as we increased our efforts to reach enterprise and service provider customers.
SLT Segment

An analysis of the change in revenues for the SLT segment, and the change in units, can be found above in the section titled “SLT Segment Revenues.”

SLT operating income increased as a percent of revenue in 2010 compared to 2009 due primarily due to a decrease in operating expenses as a percent of SLT revenue as we continued our efforts to carefully manage costs. Additionally, the increase was attributable to higher gross margin percentage resulting from changes in product mix and efficiencies achieved from the higher

2010 revenues.

SLT operating income increased as a percentage of revenue in 2009 compared to 2008, primarily due to lower R&D and other operating expenses as a percent of SLT revenue from reductions in discretionary spending as a part of our cost control initiatives and higher gross margin percentage from changes in product mix.

Key Performance Measures

In addition to the financial metrics included in the consolidated financial statements, we use the following key performance measures to assess operating results:

	Years Ended December 31,
	2010	2009	2008
Days sales outstanding (“DSO”)(1)	45	44	42
Book-to-bill ratio(2)	>1	>1	>1
________________________________
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

Overview

Historically, we have funded our business primarily through our operating activities and, to a lesser extent, the issuance of our common stock. The following table shows our capital resources (in millions, except percentages):

	Years Ended December 31,
	2010	2009	$ Change	% Change
Working capital	$1,742.4	$1,503.2	$239.2	16%
Cash and cash equivalents	$1,811.9	$1,604.7	$207.2	13%
Short-term investments	474.5	570.5	(96.0)	(17)%
Long-term investments	535.2	483.5	51.7	11%
Total cash, cash equivalents, and investments	$2,821.6	$2,658.7	$162.9	6%

The significant components of our working capital are cash and cash equivalents, accounts receivable and short term investments, reduced by deferred revenue, accrued liabilities and accounts payable. The increase in working capital from December 31, 2009, to December 31, 2010, is primarily due to higher cash and cash equivalents, higher accounts receivable due to the timing of shipments at the end of the period, higher prepaid income taxes, partially offset by a decrease in accrued litigation settlements.

Stock Repurchase Activities

In February 2010, the Board of Directors (the “Board”) approved a new stock repurchase program (the “2010 Stock Repurchase Program”) under which we are authorized to repurchase up to $1.0 billion of our common stock. This new authorization is in addition to the stock repurchase program approved by the Board in March 2008 (the “2008 Stock Repurchase Program”), under which we were also authorized to repurchase up to $1.0 billion of our common stock.

Under the two stock repurchase programs, we repurchased approximately 19.7 million shares of our common stock at an average price of $28.67 per share for a total purchase price of $563.5 million in the year ended December 31, 2010, and approximately 20.7 million shares of our common stock at an average price of $21.91 per share for a total purchase price of $453.5 million in the year ended December 31, 2009. As of December 31, 2010, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $755.1 million remaining authorized funds under the 2010 Stock Repurchase Program.

In addition to repurchases under our stock repurchase programs, we also had broker-transacted repurchases of common stock from our employees in connection with net issuance of shares to satisfy tax withholding obligations for the vesting of certain RSUs and PSAs. The repurchases were for approximately 0.1 million shares of our common stock at an average price of $25.75 per share for an aggregate purchase price of $1.9 million in connection with the net issuances during the year ended December 31, 2010. There was an immaterial amount of broker-transacted repurchases of common stock from our employees in connection with net issuance of shares during year ended December 31, 2009.

All shares of common stock repurchased under the 2008 and 2010 stock repurchase programs and from our employees in connection with net issuances have been retired. Future share repurchases under the 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 18, Subsequent Events, for discussion of our stock repurchase activity in 2011.

Summary of Cash Flows

In the year ended December 31, 2010, cash and cash equivalents increased by $207.2 million. This increase was the result of cash generated from our operating activities of $812.3 million, partially offset by cash used in our investing and financing activities of $532.8 million and $72.4 million, respectively.

Operating Activities

Net cash provided by operating activities was $812.3 million, $796.1 million, and $875.2 million for 2010, 2009, and 2008, respectively. The increase of $16.2 million from fiscal 2009 to fiscal 2010 was primarily due to higher net income, partially offset by litigation settlement payments, prepaid taxes, and higher accounts receivable. Operating cash flow decreased by $79.1 million from fiscal 2008 to fiscal 2009, primarily due to lower net income, partially offset by increase in other accrued liabilities due to the litigation settlement reached in the fourth quarter of 2009.

Investing Activities

Net cash used in investing activities was $532.8 million, $948.3 million, and $149.8 million in 2010, 2009, and 2008, respectively. The change between periods was primarily due to the movement of cash between cash and cash equivalents and short- and long-term investments due to our investment strategy. The change from 2009 to 2010 was further impacted by net cash paid for acquisitions in 2010.

Financing Activities

Net cash used in financing activities was $72.4 million, $262.2 million, and $422.4 million for 2010, 2009, and 2008, respectively. The change between periods was due to an increase in cash used to repurchase our common stock through our stock repurchase programs, which was partially offset by greater cash proceeds from issuance of common stock to employees for each period as the result of the higher stock prices.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of December 31,
	2010	2009
Deferred product revenue:
Undelivered product commitments and other product deferrals	$294.1	$254.7
Distributor inventory and other sell-through items	143.4	136.6
Deferred gross product revenue	437.5	391.3
Deferred cost of product revenue	(148.8)	(150.0)
Deferred product revenue, net	288.7	241.3
Deferred service revenue	595.7	512.3
Total	$884.4	$753.6
Reported as:
Current	$660.2	$571.7
Long-term	224.2	181.9
Total	$884.4	$753.6

Deferred gross product revenue as of December 31, 2010, increased $46.2 million compared to December 31, 2009, primarily due to an increase in undelivered product commitments and other product deferrals. Total deferred service revenue increased $83.4 million compared to December 31, 2009, largely due to higher sales of service contracts and multi-year service billings.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010, and 2009.

Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Operating leases (1)	$296.3	$51.1	$110.3	$65.2	$69.7	$—
Purchase commitments (2)	198.6	198.6	—	—	—	—
Tax liabilities (3)	103.9	—	—	—	—	103.9
Other contractual obligations (4)	95.1	65.8	29.3	—	—	—
Total	$693.9	$315.5	$139.6	$65.2	$69.7	$103.9
________________________________
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
(2)    In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not own the components and title to the product transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders. As of December 31, 2010, we had accrued $22.7 million based on our estimate of such charges. Total purchase commitments as of December 31, 2010, consisted of $198.6 million of NCNR orders.
(3)    Tax liabilities include $103.9 million of long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.
(4)    Other contractual obligations consists of $65.0 million of indemnity-related and service-related escrows required by certain acquisitions completed in 2005 and 2010, $13.2 million remaining balance for a data center hosting agreement that requires payments through the end of April 2013, $9.2 million for license and service agreements, and $7.7 million under a software subscription agreement that requires payments through the end of January 2011.

Guarantees

We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe on the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance, standby letters of credit for certain lease facilities, and guarantees related to third-party customer financing arrangements. As of December 31, 2010, we had $21.6 million in guarantees and standby letters of credit. As of December 31, 2009, we had $34.0 million in guarantees and standby letters of credit.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our stock repurchase programs, our liquidity may be impacted. As of December 31, 2010, over 60% of our cash, cash equivalents, and marketable securities were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2010, we filed a $1.5 billion shelf registration with the SEC. The filing replaced our prior $1.0 billion shelf registration which had expired. The shelf registration is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any offerings of securities will be made pursuant to a prospectus.

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for fiscal year 2010 was and fiscal year 2011 is to target the number of shares underlying equity awards granted on an annual basis at approximately three percent (3%) of our common stock outstanding. Based upon shares underlying our grants to date of options, RSUs, and PSAs (counting only the on-target measure of such PSAs), we achieved that goal with respect to 2010, and we believe we are on track with respect to this goal for 2011.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term and long-term investments, together with cash generated from operations and cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:

•	the overall levels of sales of our products, the mix of product sales, and gross profit margins;

•	our business, product, capital expenditures, and R&D plans;

•	repurchases of our common stock;

•	incurrence and repayment of debt;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	the levels of accounts receivable that we maintain;

•	acquisitions of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	our competitors' responses to our products;

•	our relationships with suppliers, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to our future restructuring plans, if any;

•	tax expense associated with stock-based awards;

•	issuance of stock-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	the level of exercises of stock options and stock purchases under our equity incentive plans; and

•
general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The value of our investments is subject to market price volatility. In addition, as of December 31, 2010, over 60% of our cash, cash equivalents, and marketable securities are held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the years ended December 31, 2010, 2009, and 2008, related to the sales of our investments.

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2010, and 2009, that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2010	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Government treasury and agencies	$457.4	$456.3	$455.1	$454.1	$452.8	$451.7	$450.5
Corporate bonds and notes	469.9	467.2	464.4	461.7	459.0	456.2	453.5
Foreign government debt securities	47.8	47.5	47.3	47.0	46.8	46.5	46.3
Other	1,291.6	1,291.2	1,290.7	1,290.1	1,289.7	1,289.2	1,288.7
Total	$2,266.7	$2,262.2	$2,257.5	$2,252.9	$2,248.3	$2,243.6	$2,239.0

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2009	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Government treasury and agencies	$461.3	$460.0	$458.7	$457.3	$456.1	$454.8	$453.4
Corporate bonds and notes	495.4	493.5	491.6	489.8	487.9	486.0	484.2
Foreign government debt securities	98.2	97.7	97.2	96.7	96.2	95.7	95.2
Other	1,099.7	1,099.7	1,099.7	1,099.7	1,099.6	1,099.6	1,099.6
Total	$2,154.6	$2,150.9	$2,147.2	$2,143.5	$2,139.8	$2,136.1	$2,132.4

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

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions relating to cost of service revenue and operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2010, 2009, and 2008, respectively, in other income (expense) on our consolidated statements of operations. The change in operating expenses including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 1%, 2%, and 1% in 2010, 2009, and 2008, respectively.

Equity Price Risk

Our portfolio of publicly-traded equity securities and our non-qualified deferred compensation (“NQDC”) plan, which may also hold publicly-traded equity securities, are inherently exposed to equity price risk as the stock market fluctuates. Our publicly-traded equity securities are classified as available-for-sale securities on our consolidated balance sheets. Investments under the NQDC plan are considered trading securities and are also reported at fair value on our consolidated balance sheet. We do not purchase our publicly-traded equity securities with the intent to use them for speculative purposes. As of December 31, 2010, we no longer have any investments in publicly-traded equity securities. The aggregate fair value of our publicly-traded equity securities as of December 31, 2009, was $5.4 million. As of December 31, 2010, and 2009, the total investments under the NQDC plan were $8.1 million and $4.7 million, respectively. A hypothetical 30% adverse change on the total investments under the NQDC plan as of December 31, 2010, and 2009 would result in an immaterial loss.

We monitor our portfolio publicly-traded equity investments for impairment on a periodic basis. In the event that the carrying value of a public-traded equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. There were no impairment charges in 2010 and 2009 to our portfolio of publicly-traded equity investments, and in 2008, we realized an impairment charge of $3.5 million.

In addition to publicly-traded equity securities, we have also invested in privately-held companies. These investments are carried at cost. In 2009 we realized an impairment charge of $5.5 million on our investments in privately-held companies that we judged to be other than temporary as discussed in Note 6, Fair Value Measurements, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. There were no such charges in 2010. The aggregate cost of our investments in privately-held companies was $22.1 million and $13.9 million as of December 31, 2010, and 2009, respectively.

ITEM 8.    Financial Statements and Supplementary Data

Index of Consolidated Financial Statements for the years ended December 31, 2010, 2009, and 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc., at December 31, 2010, and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, in fiscal year 2010, Juniper Networks, Inc. changed its method of accounting for revenue recognition with the adoption of amendments to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2010, and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, of Juniper Networks, Inc. and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 25, 2011

Management's Report on Internal Control Over Financial Reporting

The management of Juniper Networks, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's consolidated financial statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.

Juniper Networks, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net revenues:
Product	$3,258,651	$2,567,992	$2,910,960
Service	834,615	747,920	661,416
Total net revenues	4,093,266	3,315,912	3,572,376
Cost of revenues:
Product	1,000,865	841,722	867,595
Service	350,654	290,987	269,298
Total cost of revenues	1,351,519	1,132,709	1,136,893
Gross margin	2,741,747	2,183,203	2,435,483
Operating expenses:
Research and development	917,855	741,708	731,151
Sales and marketing	857,072	759,131	812,013
General and administrative	177,859	159,459	144,837
Amortization of purchased intangible assets	4,230	10,416	43,508
Litigation settlement charges	—	182,331	9,000
Restructuring charges	10,805	19,463	—
Acquisition-related charges	6,342	—	—
Total operating expenses	1,974,163	1,872,508	1,740,509
Operating income	767,584	310,695	694,974
Interest and other income, net	1,917	6,928	48,749
Gain (loss) on equity investments	8,653	(5,562)	(14,832)
Income before income taxes and noncontrolling interest	778,154	312,061	728,891
Provision for income taxes	158,781	196,833	217,142
Consolidated net income	619,373	115,228	511,749
Adjust for net (income) loss attributable to noncontrolling interest	(971)	1,771	—
Net income attributable to Juniper Networks	$618,402	$116,999	$511,749
Net income per share attributable to Juniper Networks common stockholders:
Basic	$1.18	$0.22	$0.96
Diluted	$1.15	$0.22	$0.93
Shares used in computing net income per share:
Basic	522,444	523,603	530,337
Diluted	538,790	534,015	551,433

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,811,887	$1,604,723
Short-term investments	474,514	570,522
Accounts receivable, net of allowance for doubtful accounts of $10,110 for 2010 and $9,116 for 2009	596,622	458,652
Deferred tax assets, net	161,535	196,318
Prepaid expenses and other current assets	169,812	48,744
Total current assets	3,214,370	2,878,959
Property and equipment, net	493,881	455,651
Long-term investments	535,178	483,505
Restricted cash	119,346	53,732
Purchased intangible assets, net	121,803	13,834
Goodwill	3,927,807	3,658,602
Long-term deferred tax assets, net	—	10,555
Other long-term assets	55,466	35,425
Total assets	$8,467,851	$7,590,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$292,270	$242,591
Accrued compensation	256,746	176,551
Accrued warranty	35,931	38,199
Deferred revenue	660,264	571,652
Income taxes payable	25,000	34,936
Accrued litigation settlements	—	169,330
Other accrued liabilities	201,765	142,526
Total current liabilities	1,471,976	1,375,785
Long-term deferred revenue	224,165	181,937
Long-term income tax payable	103,823	170,245
Other long-term liabilities	59,087	37,531
Commitments and contingencies (Note 15)
Juniper Networks stockholders' equity:
Preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,000,000 shares authorized; 525,378 and 519,341 shares issued and outstanding at December 31, 2010, and 2009, respectively	5	5
Additional paid-in capital	9,717,783	9,060,089
Accumulated other comprehensive loss	(1,251)	(1,433)
Accumulated deficit	(3,108,337)	(3,236,525)
Total Juniper Networks stockholders' equity	6,608,200	5,822,136
Noncontrolling interest	600	2,629
Total equity	6,608,800	5,824,765
Total liabilities and equity	$8,467,851	$7,590,263
 See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Consolidated net income	$619,373	$115,228	$511,749
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	155,288	148,373	172,453
Share-based compensation	177,825	139,659	108,133
Deferred income taxes	64,035	9,436	14,314
(Gain) loss on equity investments	(8,653)	5,562	14,832
Excess tax benefits from share-based compensation	(48,500)	(3,510)	(40,182)
Other non-cash charges	—	—	613
Changes in operating assets and liabilities:
Accounts receivable, net	(129,199)	(28,682)	(50,211)
Prepaid expenses and other assets	(129,292)	(8,520)	(539)
Accounts payable	48,217	(2,422)	19,770
Accrued compensation	78,071	16,079	1,761
Accrued warranty	(2,268)	(1,891)	2,640
Accrued litigation settlements	(169,330)	169,330	—
Income taxes payable	25,193	43,672	49,554
Other accrued liabilities	3,681	30,457	(6,702)
Deferred revenue	127,894	163,326	76,994
Net cash provided by operating activities	812,335	796,097	875,179

Cash flows from investing activities:
Purchases of property and equipment, net	(185,291)	(153,101)	(164,604)
Purchases of trading investments	(2,754)	—	—
Purchases of available-for-sale investments	(1,577,758)	(1,461,532)	(474,007)
Proceeds from sales of available-for-sale investments	537,916	285,379	130,237
Proceeds from maturities of available-for-sale investments	1,086,514	398,435	369,114
Payments for business acquisitions, net of cash and cash equivalents acquired	(374,765)	—	—
Changes in restricted cash	(12,424)	(11,276)	(8,094)
Purchases of privately-held equity investments, net	(4,188)	(6,205)	(2,458)
Net cash used in investing activities	(532,750)	(948,300)	(149,812)

Cash flows from financing activities:
Proceeds from issuance of common stock	451,039	164,207	119,450
Purchases and retirement of common stock	(565,473)	(453,888)	(604,700)
Excess tax benefits from share-based compensation	48,500	3,510	40,182
Redemption of convertible debt	—	—	(288)
Change in customer financing arrangements	(3,487)	19,613	22,963
(Return of capital to) proceeds from noncontrolling interest	(3,000)	4,400	—
Net cash used in financing activities	(72,421)	(262,158)	(422,393)
Net increase (decrease) in cash and cash equivalents	207,164	(414,361)	302,974
Cash and cash equivalents at beginning of period	1,604,723	2,019,084	1,716,110
Cash and cash equivalents at end of period	$1,811,887	$1,604,723	$2,019,084

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,799	$5,417	$5,224
Cash paid for taxes	155,700	139,969	147,999
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with conversion of the senior notes	$—	$—	$399,208
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statement of Changes in Equity
(In thousands)

	Juniper Networks
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance at December 31, 2007	522,815	$5	$8,154,932	$12,251	$(2,813,328)	$—	$5,353,860
Consolidated net income	—	—	—	—	511,749	—	511,749
Change in unrealized loss on investments, net tax of nil	—	—	—	2,547	—	—	2,547
Change in foreign currency translation adjustment, net tax of nil	—	—	—	(19,043)	—	—	(19,043)
Consolidated comprehensive income	—	—	—	—	—	—	495,253
Issuance of shares in connection with Employee Stock Purchase Plan	1,590	—	35,879	—	—	—	35,879
Issuance of shares in connection with vesting of restricted share units	1,904	—	—	—	—	—	—
Exercise of stock options by employees, net of repurchases	5,701	—	82,608	—	—	—	82,608
Issuance of shares in connection with conversion of the convertible senior notes	19,822	—	399,208	—	—	—	399,208
Exercise of warrants in connection with acquisitions	8	—	—	—	—	—	—
Repurchase and retirement of common stock	(25,088)	—	(427)	—	(604,273)	—	(604,700)
Share-based compensation expense	—	—	108,133	—	—	—	108,133
Adjustment related to tax benefit from employee stock option plans	—	—	31,164	—	—	—	31,164
Balance at December 31, 2008	526,752	5	8,811,497	(4,245)	(2,905,852)	—	5,901,405
Consolidated net income (loss)	—	—	—	—	116,999	(1,771)	115,228
Change in unrealized loss on investments, net tax of nil	—	—	—	(2,757)	—	—	(2,757)
Change in foreign currency translation adjustment, net tax of nil	—	—	—	5,569	—	—	5,569
Consolidated comprehensive income	—	—	—	—	—	—	118,040
Purchase of subsidiary shares by noncontrolling interest	—	—	—	—	—	4,400	4,400
Issuance of shares in connection with Employee Stock Purchase Plan	3,221	—	39,164	—	—	—	39,164
Issuance of shares in connection with vesting of restricted share units	1,432	—	—	—	—	—	—
Exercise of stock options by employees, net of repurchases	8,651	—	126,284	—	—	—	126,284
Repurchase and retirement of common stock	(20,715)	—	(6,216)	—	(447,672)	—	(453,888)
Share-based compensation expense	—	—	139,659	—	—	—	139,659
Adjustment related to tax benefit from employee stock option plans	—	—	(50,299)	—	—	—	(50,299)
Balance at December 31, 2009	519,341	5	9,060,089	(1,433)	(3,236,525)	2,629	5,824,765
Consolidated net income	—	—	—	—	618,402	971	619,373
Change in unrealized loss on investments, net tax of nil	—	—	—	(317)	—	—	(317)
Change in foreign currency translation adjustment, net tax of nil	—	—	—	499	—	—	499
Consolidated comprehensive income	—	—	—	—	—	—	619,555
Return of capital to noncontrolling interest	—	—	—	—	—	(3,000)	(3,000)
Issuance of shares in connection with Employee Stock Purchase Plan	1,974	—	41,829	—	—	—	41,829
Issuance of shares in connection with vesting of restricted share units	2,224	—	—	—	—	—	—
Exercise of stock options by employees, net of repurchases	21,568	—	409,395	—	—	—	409,395
Shares assumed in connection with business acquisitions	—	—	2,355	—	—	—	2,355
Repurchase and retirement of common stock	(19,654)	—	(75,242)	—	(488,284)	—	(563,526)
Repurchases related to net issuances	(75)	—	(17)	—	(1,930)	—	(1,947)
Share-based compensation expense	—	—	177,825	—	—	—	177,825
Adjustment related to tax benefit from employee stock option plans	—	—	101,549	—	—	—	101,549
Balance at December 31, 2010	525,378	$5	$9,717,783	$(1,251)	$(3,108,337)	$600	$6,608,800
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

The Company holds a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture.

Reclassifications

In the first quarter of 2010, the Company reclassified certain selling and marketing costs that were previously reported as cost of service revenues as sales and marketing expense. Accordingly, $25.1 million and $29.1 million of costs reported in the years ended December 31, 2009, and 2008, respectively, have been reclassified from cost of service revenues to sales and marketing expense to conform to the current period's presentation. The reclassification did not impact the Company's previously reported net revenues, segment results, operating income, net income, or earnings per share.

Note 2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operation may be affected.

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

Investments in Available-for-Sale and Trading Securities

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company's investments in publicly-traded debt and equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

The Company recognizes an impairment charge for available-for-sale investments when a decline in the fair value of its investments below the cost basis is determined to be other than temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company's cost basis, the investment's financial condition, and near-term prospects of the investee. If the Company determines that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in its consolidated statements of operations.

The Company's non-qualified compensation plan, which invests in mutual funds are classified as trading securities and reported

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

at fair value in the consolidated balance sheets. The realized and unrealized holding gains and losses, as well as the offsetting compensation expense, are reported in the consolidated statements of operations.

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

Fair Value Measurement

The Company records its financial instruments and derivative contracts at fair value. The fair value assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments and derivatives is determined using quoted market prices for those securities or similar financial instruments.

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents, available-for-sale investments in fixed income securities, and money market funds with high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debt and historically such losses have been within management's expectations. Verizon Communications, Inc., and AT&T, Inc., accounted for 10.6%, and 10.4% of the Company's total net revenues for 2010 and 2009, respectively. As of December 31, 2010 and 2009, we had significant accounts receivable for these customers. No single customer accounted for more than 10% of the Company's total net revenues for 2008.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful life or the lease term of the respective assets. The Company depreciates leasehold improvements over the lesser of the expected life of the lease or the assets, up to a maximum of ten years. The estimated useful life for land improvements is generally ten to fifteen years and the estimated useful life for all other depreciable assets is generally one and a half to five years.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from acquisitions of entities accounted for using the purchase method of accounting are estimated by management based upon fair value of the assets received. Identifiable intangible assets are comprised of purchased trademarks, developed technologies, customer relationships, maintenance contracts, and other

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

intangible assets. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment by applying fair-value based tests. Future goodwill impairment tests could result in a charge to earnings. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives ranging from two to nineteen years.

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

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of the impairment loss, if any. The Company conducted its annual impairment test as of November 1, 2010, 2009, and 2008, and determined that the carrying value of its remaining goodwill was not impaired. Future impairment indicators, including sustained declines in the Company's market capitalization or a decrease in revenue or profitability levels, could require impairment charges to be recorded.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Under the new standard, the Company allocates the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Topic 985 - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products' essential functionality. The Company early adopted these standards on a prospective basis as of the beginning of fiscal 2010 for new and materially modified arrangements originating after December 31, 2009.

As a result of the adoption of ASU 2009-13 and ASU 2009-14, net revenue for the year ended December 31, 2010, was approximately $237 million higher than the net revenue that would have been recorded under the previous accounting rules. The increase in revenue was due to recognition of revenue for products shipped during the period which included approximately $183 million in the year ended December 31, 2010, related to undelivered product commitments for which we were unable to demonstrate fair value pursuant to the previous accounting standards. The remainder of the increase in revenue for the year was due to products sold into multiple-year service arrangements which was recognized ratably under the previous accounting standards and for the change in our allocation methodology from the residual method to the relative selling price method as prescribed by ASU 2009-13.
Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance.

•	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

the payment terms and whether the sales price is subject to refund or adjustment.

•
Collectability is reasonably assured.  The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.

For fiscal 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products' essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as the Company's products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products' selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The best estimate of selling price is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

In multiple element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue, as amended.

The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially in the Company's control, the delivered element constitutes a separate unit of accounting. In circumstances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements, and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price. The new standards do not generally change the units of accounting for the Company's revenue transactions.

For transactions entered into prior to January 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, is allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to Accounting Standard Codification ("ASC") Topic 985-605, Software - Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

The Company accounts for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

For sales to direct end-users, value-added resellers, and original equipment manufacturer ("OEM") partners, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company's practice to identify an end-user prior to shipment to a value-added reseller. For the Company's end-users and value-added resellers, there are no significant obligations for future performance such as rights of return. The Company's agreements with

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

its OEM partners may allow future rights of returns or pricing credits. A portion of the Company's sales is made through distributors under agreements allowing for pricing credits or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Warranty Costs

The Company generally offers a one-year warranty on all of its hardware products and a 90-day warranty on the media that contains the software embedded in the products. Warranty costs are accrued as part of the Company's cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. Material costs are estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Customer support labor and overhead costs are estimated primarily based upon historical trends in the cost to support customer cases within the warranty period.

Contract Manufacturer Liabilities

The Company outsources most of its manufacturing, repair, and supply chain management operations to its independent contract manufacturers, and a significant portion of its cost of revenues consists of payments to them. The independent contract manufacturers produce the Company's products using design specifications, quality assurance programs, and standards established by the Company, and they procure components and manufacture the products based on the Company's demand forecasts. These forecasts are the Company's estimates of future demand for its products, based upon historical trends and analysis from the Company's sales and marketing organizations, adjusted for overall market conditions. The Company establishes a provision for inventory, carrying costs, and obsolete material exposures for excess components purchased based on historical trends.

Research and Development

Costs to research, design, and develop the Company's products are expensed as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company's products are released soon after technological feasibility has been established. As a result, costs incurred between achieving technological feasibility and product general availability have not been significant, and all software development costs have been expensed as incurred.

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $17.1 million, $11.4

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

million, and $5.0 million, for 2010, 2009, and 2008, respectively.

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

Share-Based Compensation

The Company recognizes share-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards ("PSAs"), and purchases under the Company's Employee Stock Purchase Plan ("ESPP") in accordance with ASC Topic 718 - Compensation - Stock Compensation ("ASC Topic 718"). Share-based compensation expense for expected-to-vest share-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008.

The Company utilizes the Black-Scholes-Merton (“BSM”) option-pricing model in order to determine the fair value of stock options. The BSM model requires various highly subjective assumptions that represents management's best estimates of volatility, expected option life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time.

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

The Company also uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during 2010, 2009, and 2008, in interest and other income, net, on its consolidated statements of operations. Cash flows from such hedges are classified as operating activities.

Provision for Income Taxes

Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in ASC Topic - Income Taxes (“ASC Topic 740”). To the extent that the Company believes any

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce its deferred tax assets. The Company believes it is more likely than not that future income from the reversal of the deferred tax liabilities and forecasted income will be sufficient to fully recover the remaining deferred tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due.

Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company includes the components of comprehensive income (loss) as part of its consolidated statements of changes in equity. Accumulated other comprehensive income (loss) includes net unrealized gains (losses) on available-for-sale securities and net foreign currency translation gains (losses), and unrealized gains (losses) on derivatives designated as cash flow hedges that are excluded from net income.

Foreign Currency Translation

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using weighted-average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2010, 2009, and 2008. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial in the years presented.

Recent Accounting Standards

In December 2010, the FASB issued ASU No. 2010-29, Topic 805 - Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and as such does not impact the Company's consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-28, Topic 350 - Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company's adoption of ASU 2010-28 is not expected to have an impact on its consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-06, Topic 820 - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which provides additional fair value measurement disclosures and clarifies certain existing disclosure requirements. Except for the requirement to disclose purchases, sales, issuances, and settlements of Level 3 measurements on a gross basis, the disclosure and clarification requirements are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements on a gross basis was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 relates to disclosure requirements only and it did not have an impact on the Company's consolidated results of operations or financial condition.

Note 3.    Business Combinations

In the year ended December 31, 2010, the Company completed the acquisitions of Ankeena Networks, Inc., (“Ankeena”), SMobile Systems, Inc. (“SMobile”), Altor Networks, Inc. ("Altor"), and Trapeze Networks ("Trapeze").

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Ankeena Acquisition

On April 19, 2010, the Company acquired 100% of the equity securities of Ankeena, a privately-held provider of new media infrastructure technology. The acquisition of Ankeena will provide the Company with strong video delivery capabilities, as Ankeena's products optimize web-based video delivery, provide key components of a content delivery network architecture/solution, improve consumers' online video experience, and reduce service provider and carrier service provider infrastructure costs for providing web-based video.

In connection with the acquisition of Ankeena, the Company acquired net assets of $3.6 million, including cash and cash equivalents of $2.3 million, and recognized goodwill of $53.1 million, which was assigned to the Company's Infrastructure segment.

Prior to the acquisition, the Company had a $2.0 million, or a 7.7% ownership interest in Ankeena, and accounted for it as a privately-held equity investment. As of the acquisition-date, the fair value of the equity interest in Ankeena was $5.2 million based on a noncontrolling interest fair value and was included in the purchase price. The Company recognized a $3.2 million gain, which was reported within gain (loss) on equity investments in its consolidated statement of operations.

SMobile Acquisition

On July 30, 2010, the Company acquired 100% of the equity securities of SMobile, a privately-held software company focused solely on smartphone and tablet security solutions for the enterprise, service provider, and consumer markets. The acquisition of SMobile will allow the Company to extend its security focus through integration of SMobile's product portfolio with Junos® Pulse.

In connection with the acquisition of SMobile, the Company assumed net liabilities of $5.2 million, including cash and cash equivalents of $0.4 million, and recognized goodwill of $48.1 million, which was assigned to the Company's Service Layer Technology ("SLT") segment.

Altor Acquisition

On December 6, 2010, the Company acquired 100% of the equity securities of Altor, a privately-held provider of virtualization security. The acquisition of Altor will provide the Company with data center and cloud security solutions, including products that optimize web-based video delivery, provide key components of a content delivery network architecture/solution, improve consumers' online video experience, and reduce service provider and carrier service provider infrastructure costs for providing web-based video.

In connection with the acquisition of Altor, the Company acquired net assets of $4.5 million, including cash and cash equivalents of $6.4 million, and recognized goodwill of $78.2 million, which was assigned to the Company's SLT segment.

Prior to the acquisition, the Company had a $2.0 million, or a 5.0% ownership interest in Altor, accounted for as a privately-held equity investment. As of the acquisition-date, the fair value of the equity interest in Altor was $4.1 million based on a noncontrolling interest fair value and was included in the purchase price. The Company recognized a $2.1 million gain, which was reported within gain (loss) on equity investments in its consolidated statement of operations.

Trapeze Acquisition

On December 16, 2010, the Company acquired 100% of the equity securities of Trapeze, a subsidiary of Belden Inc. and a provider of enterprise wireless local area network ("WLAN") solutions. The acquisition will make WLAN infrastructure a key part of Juniper's portfolio and accelerate our growth in the enterprise market.

In connection with the acquisition of Trapeze, the Company acquired net assets of $5.9 million, including cash and cash equivalents of $0.8 million, and recognized goodwill of $89.8 million, which was assigned to the Company's Infrastructure segment.

The Company's consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented because the financial impact to the Company's consolidated results of operations, both individually and in aggregate, is not material. The Company continues to

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

evaluate certain balances related to business combinations completed during the 2010. Additional information existing as of the acquisition dates but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

Total purchase consideration for these acquisitions is summarized as follows (in millions):

	Ankeena	SMobile	Altor	Trapeze	Total
Net cash	$66.5	$69.5	$104.0	$152.1	$392.1
Assumed stock option and RSU awards allocated to purchase price (1)	2.4	—	—	—	2.4
Total	$68.9	$69.5	$104.0	$152.1	$394.5
________________________________

(1)	The fair value of the stock option and RSU awards assumed was based on the acquired company's determined value on the acquisition date.

Allocation of the purchase consideration for acquisitions completed during the year ended December 31, 2010, is summarized as follows (in millions):

	Ankeena	SMobile	Altor	Trapeze	Total
Net assets acquired (liabilities assumed)	$3.6	$(5.2)	$4.5	$5.9	$8.8
Intangible assets acquired	12.2	26.6	21.3	56.4	116.5
Goodwill	53.1	48.1	78.2	89.8	269.2
Total	$68.9	$69.5	$104.0	$152.1	$394.5

The goodwill recognized is attributable primarily to expected synergies, the acquired assembled workforce, and the economies of scale expected from combining the operations of 2010 acquisitions and the Company. Certain amounts of the acquired goodwill is expected to be deductible for income tax purposes; however we are unable to estimate the total amount at this time.

The Company recognized $6.3 million of acquisition-related costs in 2010. These costs were expensed in the period incurred and reported in the Company's consolidated statement of operations as acquisition-related and other charges. There were no acquisitions or acquisition related charges incurred by the Company in 2009 and 2008.

The following table presents details of the intangible assets acquired through the business combinations completed during the year ended December 31, 2010 (in millions, except years):

	Ankeena		SMobile		Altor		Trapeze
	Estimated Useful Life (In Years)	Amount	Estimated Useful Life (In Years)	Amount	Estimated Useful Life (In Years)	Amount	Estimated Useful Life (In Years)	Amount	Total Amount
Existing technology	4.0	$5.2	5.0	$24.3	6.0	$8.8	5.0	$45.0	$83.3
In-process research and development	4.0	3.8	—	—	—	7.9	—	—	11.7
Core technology	4.0	3.2	—	—	6.0	4.6	—	—	7.8
Customer contracts and related relationships	—	—	6.0	2.1	—	—	7.0	8.6	10.7
Support agreements and related relationships	—	—	6.0	0.1	—	—	7.0	2.6	2.7
Non-compete agreements	—	—	2.0	0.1	—	—	—	—	0.1
OEM customer contracts	—	—	—	—	—	—	2.0	0.2	0.2
Total		$12.2		$26.6		$21.3		$56.4	$116.5

Acquired in-process research and development (“IPR&D”) consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

have no alternative future use. After initial recognition, acquired IPR&D assets are accounted for as indefinite-lived intangible assets. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired IPR&D assets are considered amortizable finite-lived assets. As of December 31, 2010, IPR&D related to the Ankeena acquisition has completed development and is considered amortizable finite-lived assets. Total IPR&D assets related to the Altor acquisition were $7.9 million and estimated future cost to complete these IPR&D projects is $1.8 million.

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of shares issuable upon exercise of stock options, vesting of RSUs, and vesting of PSAs.

The following table presents the calculation of basic and diluted net income per share attributable to Juniper Networks (in millions, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income attributable to Juniper Networks:	$618.4	$117.0	$511.7
Denominator:
Weighted-average shares used to compute basic net income per share	522.4	523.6	530.3
Effect of dilutive securities:
Shares issuable upon conversion of the Senior Notes	—	—	8.8
Employee stock awards	16.4	10.4	12.3
Weighted-average shares used to compute diluted net income per share	538.8	534.0	551.4
Net income per share attributable to Juniper Networks common stockholders:
Basic	$1.18	$0.22	$0.96
Diluted	$1.15	$0.22	$0.93

The Company excludes outstanding stock options with exercise prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Employee stock option awards and PSAs covering approximately 14.0 million and 38.9 million shares of the Company's common stock were outstanding but were not included in the computation of diluted earnings per share for the years ended December 31, 2010, and 2009, respectively, because their effect would have been anti-dilutive.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 5.    Cash, Cash Equivalents, and Investments

Cash and Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in millions):

	As of December 31,
	2010	2009
Cash:
Demand deposits	$413.0	$427.2
Time deposits	273.3	127.9
Total cash	686.3	555.1
Cash equivalents:
U.S. government securities	76.7	—
Government-sponsored enterprise obligations	5.0	—
Commercial paper	4.0	17.0
Money market funds	1,039.9	1,032.6
Total cash equivalents	1,125.6	1,049.6
Total cash and cash equivalents	$1,811.9	$1,604.7

Investments in Available-for-Sale and Trading Securities

The following table summarizes the Company's unrealized gains and losses, and fair value of investments designated as available-for-sale and trading securities, as of December 31, 2010, and 2009 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Fixed income securities:
U.S. government securities	$158.2	$0.2	$—	$158.4
Government-sponsored enterprise obligations	213.8	0.4	(0.2)	214.0
Foreign government debt securities	46.8	0.2	—	47.0
Certificate of deposit	20.9	0.1	—	21.0
Commercial paper	9.5	—	—	9.5
Asset-backed securities	90.1	—	(0.1)	90.0
Corporate debt securities	459.7	2.2	(0.2)	461.7
Total fixed income securities	999.0	3.1	(0.5)	1,001.6
Total available-for-sale securities	999.0	3.1	(0.5)	1,001.6
Trading securities	8.1	—	—	8.1
Total	$1,007.1	$3.1	$(0.5)	$1,009.7
Reported as:
Short-term investments	$473.6	$0.9	$—	$474.5
Long-term investments	533.5	2.2	(0.5)	535.2
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009:
Fixed income securities:
U.S. government securities	$245.0	$0.1	$—	$245.1
Government-sponsored enterprise obligations	212.0	0.6	(0.3)	212.3
Foreign government debt securities	96.4	0.3	(0.1)	96.6
Corporate debt securities	488.2	2.0	(0.3)	489.9
Total fixed income securities	1,041.6	3.0	(0.7)	1,043.9
Publicly-traded equity securities	5.4	—	—	5.4
Total available-for-sale securities	1,047.0	3.0	(0.7)	1,049.3
Trading securities	4.7	—	—	4.7
Total	$1,051.7	$3.0	$(0.7)	$1,054.0
Reported as:
Short-term investments	$569.5	$1.0	$—	$570.5
Long-term investments	482.2	2.0	(0.7)	483.5
Total	$1,051.7	$3.0	$(0.7)	$1,054.0

The following table presents the maturities of the Company's available-for-sale and trading securities, as of December 31, 2010, and 2009 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Due within one year	$465.5	$0.9	$—	$466.4
Due between one and five years	533.5	2.2	(0.5)	535.2
No contractual maturity	8.1	—	—	8.1
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009:
Due within one year	$559.4	$1.0	$—	$560.4
Due between one and five years	482.2	2.0	(0.7)	483.5
No contractual maturity	10.1	—	—	10.1
Total	$1,051.7	$3.0	$(0.7)	$1,054.0

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following tables presents the Company's available-for-sale investments that are in an unrealized loss position as of December 31, 2010 and 2009 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2010
Corporate debt securities (1)	$104.3	$(0.2)	$28.8	$—	$133.1	$(0.2)
Government-sponsored enterprise obligations	57.8	(0.2)	—	—	57.8	(0.2)
Foreign government debt securities (1)	—	—	6.2	—	6.2	—
Commercial paper	5.0	—	—	—	5.0	—
Asset-backed securities	54.7	(0.1)	—	—	54.7	(0.1)
Total	$221.8	$(0.5)	$35.0	$—	$256.8	$(0.5)
 ________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position 12 months or greater as of December 31, 2010.

	Less than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2009
Corporate debt securities	$157.7	$(0.3)	$157.7	$(0.3)
Government-sponsored enterprise obligations	38.9	(0.3)	38.9	(0.3)
Other investments (1)	126.2	(0.1)	126.2	(0.1)
Total	$322.8	$0.7	$322.8	$0.7
________________________________

(1)	Other investments consist of U.S. and foreign government securities.

The Company had no investments in publicly-traded equity securities as of December 31, 2010. The Company had no impairment charges to its publicly-traded equity investments in 2009 and in 2008, the Company realized an impairment charge of $3.5 million on a publicly-traded equity security due to a sustained decline in the fair value of the investment below its cost basis that the Company judged to be other than temporary. There were no material realized gains or losses from the sale of available-for-sale securities in 2010, 2009, and 2008. The Company generated cash proceeds of $1,624.4 million, $683.8 million, and $499.4 million from maturities and sales of our available-for-sale investments during 2010, 2009, and 2008, respectively.

The Company had 73 and 52 investments that were in an unrealized loss position as of December 31, 2010, and 2009, respectively. The gross unrealized losses related to these investments were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. For fixed income securities that have unrealized losses, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other than temporarily impaired as of December 31, 2010, and December 31, 2009, respectively. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Privately-Held Equity Investments

The Company's minority equity investments in privately-held companies are carried at cost, as the Company does not have a controlling interest or the ability to exercise significant influence over these companies. The Company adjusts its privately-held equity investments for any impairment if the fair value exceeds the carrying value of the respective assets.

As of December 31, 2010, and 2009, the carrying values of the Company's privately-held equity investments of $22.1 million and $13.9 million, respectively, were included in other long-term assets in the consolidated balance sheets. In 2010, 2009, and 2008, the Company invested a total of $13.3 million, $7.2 million, and $4.6 million, respectively, in privately-held equity

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

investments. In 2010, as a result of the acquisitions of Ankeena and Altor, the Company recognized a gain of $3.2 million and $2.1 million, respectively, from its minority equity investments in those companies. In 2009, the Company had a minority equity investment in a privately-held company that was acquired by a publicly-traded company for which the Company received a cash payment of $1.0 million and common stock of the acquiring company of $1.0 million, which is classified as an available-for-sale investment. Additionally, the Company had a minority equity investment in a privately-held company that was acquired by a third party for which the Company received a payment of $2.1 million in 2008 and $0.3 million in 2009.

The Company measures the fair value of privately-held equity investments using an analysis of the financial condition and near-term prospects of the investees, including recent financing activities and their capital structure. In 2010, the Company determined there were no impairments to its privately-held equity investments. During the years ended December 31, 2009, and 2008, the Company recognized an impairment loss of $5.5 million and $11.3 million, respectively, on its minority equity investments in privately-held companies determined to be other than temporary.

Restricted Cash

Restricted cash consists of: (i) amounts held in escrow accounts, as required by certain acquisitions completed in 2005 and 2010; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust.

In 2010, the Company increased its restricted cash by $261.9 million, primarily for the escrow accounts required by the acquisitions completed in 2010, and to a lesser extent for the Israel Retirement Trust established in the first quarter of 2010. The increases in restricted cash were partially offset by distributions of approximately $196.5 million, mainly related to the 2010 acquisitions.

In connection with the Ankeena acquisition, the Company agreed to pay $10.7 million from escrow, which represents the cash value of unvested restricted shares in Ankeena as of April 8, 2010, to certain former Ankeena employees. As of December 31, 2010, the Company expects to release $6.1 million from escrow as these restricted shares vest over the next two years.

In 2009, the Company distributed $1.0 million of its restricted cash in connection with the escrow fund associated with the acquisition of Funk Software. The Company also increased its restricted cash by an aggregate of $11.3 million in 2009 to fund both its India Gratuity and D&O Trusts due to overall growth of the Company.

The following table summarizes the Company's restricted cash as reported in the consolidated balance sheets (in millions):

	As of December 31,
	2010	2009
Restricted cash:
Demand deposits	$1.7	$3.8
Total restricted cash	1.7	3.8
Restricted investments:
U.S. government securities	0.6	19.8
Corporate debt securities	2.7	—
Money market funds	114.3	30.1
Total restricted investments	117.6	49.9
Total restricted cash and investments	$119.3	$53.7

As of December 31, 2010, and 2009, the unrealized gain and losses related to restricted investments were immaterial.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 6.    Fair Value Measurements

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

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. These inputs are valued using market based approaches.

Level 3 - Inputs are unobservable inputs based on the Company's assumptions. These inputs, if any, are valued using internal financial models.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets measured at fair value on a recurring basis and their presentation on the Company’s consolidated balance sheets (in millions):

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
U.S. government securities (1)	$54.9	$180.8	$—	$235.7
Government-sponsored enterprise obligations	208.9	10.1	—	219.0
Foreign government debt securities	21.0	26.0	—	47.0
Commercial paper	—	13.5	—	13.5
Corporate debt securities (2)	2.7	461.7	—	464.4
Certificate of deposit	—	21.0	—	21.0
Asset-backed securities	—	90.0	—	90.0
Money market funds (3)	1,154.2	—	—	1,154.2
Total available-for-sale debt securities	1,441.7	803.1	—	2,244.8
Total available-for-sale securities	1,441.7	803.1	—	2,244.8
Trading securities:
Mutual funds	8.1	—	—	8.1
Total trading securities	$8.1	$—	$—	$8.1
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total derivative assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3
________________________________

(1)
Balance includes $0.6 million of restricted investments measured at fair market value, related to an acquisition completed in 2005. For additional information regarding the Company's restricted investments, see Note 5, Cash, Cash Equivalents, and Investments, under the heading “Restricted Cash.” Restricted investments are included in the restricted cash balance in the consolidated balance sheet.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

(2)	Balance includes $2.7 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(3)	Balance includes $114.3 million of restricted investments measured at fair market value, related to the Company's D&O trust.

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,039.9	$85.7	$—	$1,125.6
Short-term investments	150.7	323.8	—	474.5
Long-term investments	142.2	393.0	—	535.2
Restricted cash	117.0	0.6	—	117.6
Prepaid expenses and other current assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,032.6	$17.0	$—	$1,049.6
Short-term investments	101.3	469.2	—	570.5
Long-term investments	181.2	302.3	—	483.5
Restricted cash	49.9	—	—	49.9
Prepaid expenses and other current assets	—	0.2	—	0.2
Total assets measured at fair value	$1,365.0	$788.7	$—	$2,153.7

As of December 31, 2010, and 2009, the Company had $2.6 million and $1.5 million, respectively, of derivative liabilities measured at fair value on a recurring basis. The Company recorded the derivative liabilities, which related to its foreign exchange contracts, within other accrued liabilities in its consolidated balance sheets. These liabilities were measured using significant other observable remaining inputs (Level 2) pursuant to the fair value hierarchy.

The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2010, and 2009, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company's assets are measured at fair value on a nonrecurring basis at least annually or on a quarterly basis if impairment is indicated. As of December 31, 2010, and December 31, 2009, the carrying value of privately-held equity investments measured at fair value on a nonrecurring basis was $0.8 million and $0.5 million, respectively. These privately-held equity investments, which are normally carried at cost, were measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments. The Company measured the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $5.5 million in the year ended December 31, 2009, and classified the investments as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company had no impairment charges against its privately-held equity investments in the year ended December 31, 2010.

The Company had no liabilities that were measured at fair value on a nonrecurring basis during the years ended December 31, 2010, and 2009.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the two years ended December 31, 2010, are as follows (in millions):

	Infrastructure	SLT	Total
Balance as of January 1, 2009
Goodwill	$1,500.5	$3,438.1	$4,938.6
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at January 1, 2009	1,500.5	2,158.1	3,658.6
Balance as of December 31, 2009
Goodwill	1,500.5	3,438.1	4,938.6
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at December 31, 2009	1,500.5	2,158.1	3,658.6
Balance as of January 1, 2010
Goodwill	1,500.5	3,438.1	4,938.6
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at January 1, 2010	1,500.5	2,158.1	3,658.6
Adjustment to goodwill	—	0.2	0.2
Goodwill acquired during the twelve months ended December 31, 2010	142.9	126.1	269.0
Balance as of December 31, 2010
Goodwill	1,643.4	3,564.4	5,207.8
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at December 31, 2010	$1,643.4	$2,284.4	$3,927.8

During the year ended December 31, 2010, the Company recorded goodwill of $53.1 million, $48.1 million, $78.2 million, and $89.8 million as a result of its acquisitions of Ankeena, SMobile, Altor, and Trapeze, respectively. For further discussion, see Note 3, Business Combinations. The Company performed goodwill impairment reviews as of November 1, 2010, and 2009, and concluded that there was no impairment to goodwill during the years ended December 31, 2010 and 2009.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Purchased Intangible Assets

The following table presents the Company's purchased intangible assets (in millions):

	Gross	Accumulated Amortization	Additions	Net
As of December 31, 2010:
Intangible assets with definite lives:
Technologies and patents	$380.0	$(381.4)	$91.1	$89.7
Other	68.9	(62.2)	17.5	24.2
Total intangible assets with definite lives	448.9	(443.6)	108.6	113.9
IPR&D with indefinite lives	—	—	7.9	7.9
Total	$448.9	$(443.6)	$116.5	$121.8

As of December 31, 2009:
Technologies and patents	$380.0	$(376.0)	$—	$4.0
Other	68.9	(59.1)	—	9.8
Total	$448.9	$(435.1)	$—	$13.8

During the year ended December 31, 2010, the Company recorded $12.2 million, $26.6 million, $21.3 million, and $56.4 million of purchased intangible assets as a result of its acquisitions of Ankeena, SMobile, Altor and Trapeze. For further discussion, see Note 3, Business Combinations.

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $8.6 million and $15.4 million in 2010 and 2009, respectively. The Company determined that there was no impairment of its intangible assets as of December 31, 2010 and 2009.

The estimated future amortization expense of purchased intangible assets with definite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2011	$23.3
2012	22.5
2013	22.3
2014	20.4
2015	16.6
Thereafter	8.8
Total	$113.9

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 8.    Other Financial Information

Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31,
	2010	2009
Computers and equipment	$530.1	$435.6
Software	117.8	105.0
Leasehold improvements	178.1	158.8
Furniture and fixtures	24.9	21.6
Land and land improvements	214.5	201.6
Property and equipment, gross	1,065.4	922.6
Accumulated depreciation	(571.5)	(466.9)
Property and equipment, net	$493.9	$455.7

Depreciation expense was $146.8 million, $133.0 million, and $123.5 million in 2010, 2009, and 2008, respectively.

Deferred Revenue

Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Product deferred revenue, net of the related deferred cost of revenue, includes shipments to end-users, value-added resellers, and distributors. The following table provides a breakdown of the Company's deferred revenue (in millions):

	As of December 31,
	2010	2009
Deferred product revenue:
Undelivered product commitments and other product deferrals	$294.1	$254.7
Distributor inventory and other sell-through items	143.4	136.6
Deferred gross product revenue	437.5	391.3
Deferred cost of product revenue	(148.8)	(150.0)
Deferred product revenue, net	288.7	241.3
Deferred service revenue	595.7	512.3
Total	$884.4	$753.6
Reported as:
Current	$660.2	$571.7
Long-term	224.2	181.9
Total	$884.4	$753.6

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on its consolidated balance sheets. Changes in the Company's accrued warranty are as follows (in millions):

	As of December 31,
	2010	2009
Beginning balance	$38.2	$40.1
Provisions made during the period, net	49.9	46.9
Change in estimate	(3.0)	(5.6)
Actual costs incurred during the period	(49.2)	(43.2)
Ending balance	$35.9	$38.2

Restructuring Liabilities

During 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The restructuring plan included restructuring of certain business functions that resulted in reductions of workforce and facilities. The Company recorded $10.8 million and $19.5 million in restructuring charges during the years ended December 31, 2010, and 2009, respectively, associated with the 2009 Restructuring Plan. The Company incurred no restructuring charges in the year ended December 31, 2008.

Restructuring charges were based on the Company's restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. The following tables illustrate changes in the restructuring liabilities during 2010 and 2009, respectively (in millions):

	Liability as of December 31, 2009	Charges	Cash Payments	Adjustment	Liability as of December 31, 2010
Facilities	$4.9	$6.9	$(2.5)	$(1.6)	$7.7
Severance, contractual commitments, and other charges	4.5	3.9	(5.5)	(2.7)	0.2
Total restructuring charges	$9.4	$10.8	$(8.0)	$(4.3)	$7.9

	Liability as of December 31, 2008	Charges	Cash Payments	Adjustment	Liability as of December 31, 2009
Facilities	$—	$7.2	$(0.8)	$(1.5)	$4.9
Severance, contractual commitments, and other charges	—	12.3	(7.5)	(0.3)	4.5
Total restructuring charges	$—	$19.5	$(8.3)	$(1.8)	$9.4

Interest and Other Income, Net

Interest and other income, net, consists of the following (in millions):

	Years Ended December 31,
	2010	2009	2008
Interest income and expense, net	$1.8	$5.8	$49.6
Other income and expense, net	0.1	1.1	(0.9)
Total interest and other income, net	$1.9	$6.9	$48.7

Interest income and expense, net, primarily includes interest income from the Company's cash, cash equivalents, and

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

investments, as well as customer financing charges. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses such as bank fees.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $637.5 million and $449.8 million in 2010 and 2009, respectively. In 2010 and 2009, the Company received cash proceeds of $595.7 million and $426.3 million, respectively. The amounts owed by the financing provider recorded as accounts receivable on the Company's consolidated balance sheets as of December 31, 2010, and December 31, 2009, were $127.4 million and $89.8 million, respectively.

The portion of the financed receivable that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities in the consolidated balance sheet. As of December 31, 2010, and December 31, 2009, the estimated amounts of cash received from the financing provider that has not been recognized as revenue from its distributors was $49.1 million and $52.6 million, respectively.

Note 10.    Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of December 31,
	2010	2009

Cash flow hedges	$110.4	$59.4
Non-designated hedges	74.4	54.7
Total	$184.8	$114.1

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of less than one year. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in interest and other income, net in its consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into earnings within the next 12 months.

The total fair value of the Company’s derivative assets located in other current assets in the consolidated balance sheets as of December 31, 2010, and 2009, was $0.4 million and $0.2 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities in the consolidated balance sheets as of December 31, 2010, and 2009, was $2.6 million and $1.5 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2010, the Company recognized a loss of $3.0 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $2.1 million from other comprehensive income to operating expense in the consolidated statements of operations. The Company recognized a gain of $0.6 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $4.2 million from other comprehensive income to operating expense in the consolidated statements of operations during the year ended December 31, 2009.

The ineffective portion of the Company's hedging instruments recognized in its consolidated statements of operations was immaterial during the three years ended December 31, 2010.

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

The Company recognized a loss of $0.3 million and a gain of $4.9 million on non-designated derivative instruments within interest and other income, net, in its consolidated statements of operations during the years ended December 31, 2010, and 2009, respectively.

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

Under the two stock repurchase programs, the Company repurchased approximately 19.7 million shares of its common stock at an average price of $28.67 per share for a total purchase price of $563.5 million in the year ended December 31, 2010, and approximately 20.7 million shares of its common stock at an average price of $21.91 per share for a total purchase price of $453.5 million in the year ended December 31, 2009. As of December 31, 2010, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $755.1 million remaining authorized funds under the 2010 Stock Repurchase Program.

In addition to repurchases under the Company’s stock repurchase programs, there were also broker-transacted repurchases of common stock from the Company's employees in connection with net issuance of shares to satisfy tax withholding obligations for the vesting of certain RSUs and PSAs. There were broker-transacted repurchases of approximately 0.1 million shares of common stock at an average price of $25.75 per share for an aggregate purchase price of $1.9 million in connection with the net issuances during the year ended December 31, 2010. There was an immaterial amount of broker-transacted repurchases of common stock from the Company's employees in connection with net issuance of shares during the year ended December 31, 2009.

All shares of common stock repurchased under the Company’s 2008 and 2010 stock repurchase programs and from its employees in connection with net issuances have been retired. Future share repurchases under the Company’s 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 18, Subsequent Events, for discussion of the Company's stock repurchase activity in 2011.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income attributable to Juniper Networks consists of the following (in millions):

	Years Ended December 31,
	2010	2009	2008
Consolidated net income	$619.4	$115.2	$511.7
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments, net tax of nil	(0.3)	(2.8)	2.6
Change in foreign currency translation adjustment, net tax of nil	0.5	5.6	(19.0)
Total other comprehensive income (loss), net of tax	0.2	2.8	(16.4)
Consolidated comprehensive income	619.6	118.0	495.3
Adjust for comprehensive (income) loss attributable to noncontrolling interest	(1.0)	1.8	—
Comprehensive income attributable to Juniper Networks	$618.6	$119.8	$495.3

Note 12.    Employee Benefit Plans

Stock Option Plans

2006 Equity Incentive Plan

On May 18, 2006, the Company's stockholders adopted the Company's 2006 Equity Incentive Plan (the “2006 Plan”) to enable the granting of incentive stock options, nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents to the employees and consultants of the Company. The 2006 Plan also provides for automatic, non-discretionary awards of nonstatutory stock options and RSUs to the Company's non-employee members of the Board.

The maximum aggregate number of shares authorized under the 2006 Plan was 64.5 million shares of common stock, plus the addition of any shares subject to outstanding options under the Company's Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company's 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) to the extent that they expire unexercised after May 18, 2006, up to a maximum of 75.0 million additional shares of common stock. In the second quarter of 2010, the Company's stockholders approved an amendment to the 2006 Plan that increased the number of shares reserved for issuance thereunder by an additional 30.0 million shares.

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

The 2006 Plan provides each non-employee director an automatic grant of an option to purchase 50,000 shares of common stock on the date such individual first becomes a director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy (the “First Option”). In addition, at each of the Company's annual stockholder meetings (i) each non-employee director who was a non-employee director on the date of the prior year's annual stockholder meeting shall be automatically granted RSUs for a number of shares equal to the Annual Value (as defined below), and (ii) each non-employee director who was not a non-employee director on the date of the prior year's annual stockholder meeting shall receive a RSU award for a number of shares determined by multiplying the Annual Value by a fraction, the numerator of which is the number of days since the non-employee director received their First Option, and the denominator of which is 365, rounded down to the nearest whole share. Each RSU award specified in (i) and (ii) are referred to herein as an “Annual Award.” The Annual Value means the number of RSUs equal to $125,000 divided by the average daily closing price of the Company's common stock over the six month period ending on the last day of the fiscal year preceding the date of grant. The First Option vests monthly over approximately three years from the grant date subject to the non-employee director's continuous service on

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

the Board. The Annual Award shall vest approximately one year from the grant date subject to the non-employee director's continuous service on the Board. Under the 2006 Plan, options granted to non-employee directors have a maximum term of seven years.

2000 Nonstatutory Stock Option Plan

In July 2000, the Board adopted the 2000 Plan. The 2000 Plan provided for the granting of nonstatutory stock options to employees, directors, and consultants. Options granted under the 2000 Plan generally become exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. The Company had authorized 90.9 million shares of common stock for issuance under the 2000 Plan. Effective May 18, 2006, additional equity awards under the 2000 Plan were discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 2000 Plan that were not subject to outstanding awards as of May 18, 2006, were canceled on May 18, 2006. The 2000 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.

Amended and Restated 1996 Stock Plan

The 1996 Plan provided for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors, and consultants. On November 3, 2005, the Board adopted an amendment to the 1996 Plan to add the ability to issue RSUs under the 1996 Plan. Options granted under the 1996 Plan generally became exercisable over a four-year period beginning on the date of grant and have a maximum term of ten years. The Company had authorized 164.6 million shares of common stock for issuance under the 1996 Plan. Effective May 18, 2006, additional equity awards under the 1996 Plan were discontinued and new equity awards are being granted under the 2006 Plan. Remaining authorized shares under the 1996 Plan that were not subject to outstanding awards as of May 18, 2006, were canceled on May 18, 2006. The 1996 Plan will remain in effect as to outstanding equity awards granted under the plan prior to May 18, 2006.

Plans Assumed Upon Acquisition

In connection with the recent and past acquisitions, the Company assumed options and RSUs under the stock plans of the acquired companies. The Company exchanged those options and restricted stock for Juniper Networks' options and restricted stock and, in the case of the options, authorized the appropriate number of shares of common stock for issuance pursuant to those options. As of December 31, 2010, there were approximately 2.1 million shares of common stock subject to outstanding awards under plans assumed through past acquisitions. There was no restricted stock subject to repurchase as of December 31, 2010, and 2009. There were no restricted stock repurchases during 2010, 2009, and 2008.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Stock Option Activities

A summary of the Company's stock option activity and related information as of and for the three years ended December 31, 2010, is set forth in the following table:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)	(In dollars)	(In years)	(In millions)
Balance at December 31, 2007	66.9	$20.36
Options granted	15.7	23.08
Options canceled	(2.4)	22.03
Options exercised	(5.7)	14.49
Options expired	(0.9)	28.75
Balance at December 31, 2008	73.6	21.24
Options granted	9.9	17.86
Options canceled	(2.3)	21.57
Options exercised	(8.6)	14.59
Options expired	(5.2)	34.91
Balance at December 31, 2009	67.4	20.84
Options granted	6.2	29.15
Options assumed (1)	0.5	31.65
Options canceled	(2.3)	22.03
Options exercised	(21.6)	18.99
Options expired	(0.8)	61.48
Balance at December 31, 2010	49.4	$21.90	4.1 years	$744.5
As of December 31, 2010:
Vested or expected-to-vest options	47.0	$21.79	4.1 years	$713.9
Exercisable options	32.1	$20.96	3.5 years	$516.1
 ________________________________

(1)	Stock options assumed in connection with the acquisition of Ankeena and Altor.

Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $36.92 as of December 31, 2010, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company's common stock on the date of the exercise and the exercise price of each option, was $260.3 million, $83.6 million, and $66.7 million for 2010, 2009, and 2008, respectively. Total fair value of options vested during 2010, 2009, and 2008 was $83.2 million, $88.9 million, and $70.3 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding under all option plans as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(In millions)	(In years)	(In dollars)	(In millions)	(In dollars)
$0.33 - $14.68	5.2	2.8	$9.92	4.3	$9.57
$14.91 - $15.09	6.9	4.4	15.04	3.7	15.02
$15.32 - $18.13	5.1	3.6	17.44	3.7	17.55
$18.17 - $22.55	5.2	3.2	20.12	4.6	20.01
$22.59 - $24.14	6.0	4.1	23.56	5.9	23.57
$24.25 - $25.20	5.0	4.4	25.02	2.8	24.99
$25.25 - $26.90	5.2	4.8	26.40	2.8	26.29
$26.97 - $29.89	7.1	5.2	28.57	2.1	28.17
$29.93 - $115.48	3.7	4.5	33.94	2.2	34.76
$0.33 - $115.48	49.4	4.1	$21.90	32.1	$20.96

As of December 31, 2010, approximately 32.1 million shares of common stock were exercisable at a weighted-average exercise price of $20.96 per share. As of December 31, 2009, approximately 44.0 million shares of common stock were exercisable at an average exercise price of $20.91 per share.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units and Performance Share Award Activities

RSUs generally vest over a period of three to four years from the date of grant and PSAs granted generally vest from 2010 through 2013 provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and PSAs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding. The following table summarizes information about the Company's RSUs and PSAs for the three years ended December 31, 2010:

	Outstanding RSUs and PSAs
	Number of Shares	Weighted-Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)	(In dollars)	(In years)	(In millions)
Balance at December 31, 2007	6.3	$22.40
RSUs granted	1.5	23.51
PSAs granted	1.5	25.61
RSUs vested	(1.9)	18.37
RSUs canceled	(0.6)	21.21
PSAs canceled	(0.1)	25.16
Balance at December 31, 2008	6.7	$24.59
RSUs granted	1.8	17.87
PSAs granted	2.9	18.05
RSUs vested	(1.3)	21.05
PSAs vested	(0.1)	26.90
RSUs canceled	(0.7)	24.67
PSAs canceled	(0.2)	19.12
Balance at December 31, 2009	9.1	$21.76
RSUs granted	4.0	30.19
RSUs assumed (1)	0.5	32.09
PSAs granted (2)	3.8	29.25
RSUs vested	(1.8)	25.30
PSAs vested	(0.4)	20.64
RSUs canceled	(0.6)	24.87
PSAs canceled	(0.4)	22.57
Balance at December 31, 2010	14.2	$25.94	1.7 years	$522.9
As of December 31, 2010:
Vested and expected-to-vest RSUs and PSAs	12.1	$25.70	1.6 years	$448.2
 ________________________________

(1)	RSUs assumed in connection with the acquisitions of Ankeena and Altor.

(2)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 1.5 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 3.7 million shares.

Employee Stock Purchase Plan

In April 1999, the Board approved the adoption of Juniper Networks 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 10% of base compensation. Each employee may purchase no more than 6,000 shares in any twelve-month period, and in no event, may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one calendar year. The 1999 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the applicable offering period.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

In May 2008, the Company's stockholders approved the adoption of the Juniper Networks 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”), which replaced the 1999 Purchase Plan. The Board reserved an aggregate of 12.0 million shares of the Company's common stock for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is generally similar to the 1999 Purchase Plan, except that under the 2008 Purchase Plan, any increases to the number of shares reserved for issuance must be approved by the Company's stockholders. The first offering period of the 2008 Purchase Plan commenced on the first trading day after February 1, 2009.

Employees purchased approximately 2.0 million, 3.2 million, and 1.6 million shares of common stock through the 2008 Purchase Plan and 1999 Purchase Plan at an average exercise price of $21.20, $12.16, and $22.57 per share during fiscal years 2010, 2009, and 2008, respectively. As of December 31, 2010, approximately 3.6 million shares had been issued under the 2008 Purchase Plan, and 8.4 million shares remained available for future issuance. Effective February 1, 2009, immediately following the conclusion of the offering period ended January 30, 2009, the 1999 Purchase Plan was discontinued, and no shares remained available for future issuance under such plan.

Shares Available for Grant

The following table presents the total number of shares available for grant under the 2006 Plan as of December 31, 2010:

Number of Shares
(In millions)
Balance at December 31, 2009	18.0
Additional authorized share reserve approved by stockholders	30.0
RSUs and PSAs granted (1)	(16.4)
Options granted	(6.2)
RSUs and PSAs canceled (1)	2.2
Options canceled (2)	2.3
Options expired (2)	0.8
Balance at December 31, 2010	30.7
________________________________

(1)
RSUs and PSAs with a per share or unit purchase price lower than 100% of the fair market value of the Company's common stock on the day of the grant under the 2006 Plan are counted against shares authorized under the plan as two and one-tenth shares of common stock for each share subject to such award. The number of shares subject to PSAs granted represents the maximum number of shares that may be issued pursuant to the award over its full term.

(2)	Includes canceled or expired options under the 1996 Plan and the 2000 Plan that expired unexercised after May 18, 2006, which become available for grant under the 2006 Plan according to its terms.

Common Stock Reserved for Future Issuance

As of December 31, 2010, the Company had reserved an aggregate of approximately 102.7 million shares of common stock for future issuance under its stock awards plans and the 2008 Purchase Plan.

Share-Based Compensation Expense

The Company determines fair value of its stock options utilizing the BSM option-pricing model, which incorporates various assumptions including volatility, risk-free interest rate, expected life, and dividend yield. The expected volatility is based on the implied volatility of market traded options on the Company's common stock, adjusted for other relevant factors including historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time.

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant. The Company determines fair value of its RSUs and PSAs based upon the fair market value of the Company's common stock at the date of grant.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

The assumptions used and the resulting estimates of fair value for employee stock options and ESPP during the three years ended December 31, 2010, were:

Years Ended December 31,
	2010	2009	2008
Employee Stock Options:
Volatility factor	33% - 42%	42% - 58%	43% - 60%
Risk-free interest rate	1.0% - 2.2%	0.4% - 4.2%	1.1% - 4.4%
Expected life (years)	4.2- 4.3	4.3 - 5.8	3.6 - 5.9
Dividend yield	—	—	—
Fair value per share	$7.83-$33.83	$6.02 - $10.49	$6.76- $10.88

ESPP:
Volatility factor	35% - 36%	46% - 58%	46% - 48%
Risk-free interest rate	0.2% - 0.2%	2.8% - 3.9%	1.9% - 2.2%
Expected life (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Weighted-average fair value per share	$6.19-$7.09	$4.51 - $7.35	$7.40 - $7.80

The Company expenses the cost of its stock options on a straight-line basis over the vesting period and expenses the cost of its RSUs ratably over the vesting period. The Company recognizes PSA expense over the vesting period, beginning in the period in which the performance conditions are set.

The Company's share-based compensation expense associated with stock options, ESPP, RSUs, and PSAs was recorded in the following cost and expense categories for each of the three years ended December 31, 2010 (in millions):

	Years Ended December 31,
	2010	2009	2008
Cost of revenues - Product	$4.4	$3.9	$3.0
Cost of revenues - Service (1)	13.5	10.5	9.2
Research and development	78.5	59.3	47.0
Sales and marketing (1)	54.9	43.1	36.2
General and administrative	30.7	22.9	12.7
Total	$182.0	$139.7	$108.1
 ________________________________

(1)	Prior period information has been reclassified to conform to the current period's presentation.

The 2010 share-based compensation expense includes the value of vested restricted shares paid to certain former Ankeena employees. For additional information, see Note 5, Cash, Cash Equivalents, and Investments, under the heading "Restricted Cash."

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes share-based compensation expense by award type for each of the three years ended December 31, 2010 (in millions):

	Years Ended December 31,
	2010	2009	2008
Options	$81.5	$81.2	$59.7
Assumed options	0.8	—	—
Other acquisition-related compensation	4.2	—	—
Assumed RSUs	0.6	—	—
RSUs and PSAs	81.8	44.1	35.2
ESPP	13.1	14.4	13.2
Total	$182.0	$139.7	$108.1

As of December 31, 2010, approximately $109.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.3 years while approximately $151.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.3 years.

401(k) Plan

Juniper Networks maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirement, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001. The Company currently matches 25% of all eligible employee contributions. All matching contributions vest immediately. The Company's matching contributions to the plan totaled $13.2 million, $11.9 million, and $10.7 million in 2010, 2009, and 2008, respectively.

Deferred Compensation Plan

In July 2008, the Company formed a non-qualified deferred compensation (“NQDC”) plan, which is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The plan assets are included within investments and offsetting obligations are included within accrued compensation on the consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded operating expenses in the consolidated statements of operations. As of December 31, 2010, and 2009, the deferred compensation liability under this plan was approximately $8.1 million and $4.7 million, respectively.

Note 13.    Segment Information

The Company's chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information provided by the Company's business groups. The Company’s operations are organized into two reportable segments: Infrastructure and SLT. The Infrastructure segment includes products from the E, M, MX, and T Series router product families, EX Series switching products, as well as the circuit-to-packet products. The SLT segment consists primarily of SRX service gateways, Firewall virtual private network (“Firewall”) systems and appliances, secure socket layer (“SSL”) virtual private network (“VPN”) appliances, the J Series router product family, intrusion detection and prevention (“IDP”) appliances, and wide area network (“WAN”) optimization platforms.

The primary financial measure used by the CODM in assessing performance of the segments is segment operating income, which includes certain cost of revenues, R&D expenses, sales and marketing expenses, and general and administrative expenses. The CODM does not allocate certain miscellaneous expenses to its segments even though such expenses are included in the Company's management operating income.

For arrangements with both Infrastructure and SLT products and services, revenue is attributed to the segment based on the underlying purchase order, contract, or sell-through report. Direct costs and operating expenses, such as standard costs, research and development (“R&D”), and product marketing expenses, are generally applied to each segment. Indirect costs, such as

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes financial information used by the CODM for each segment (in millions):

	Years Ended December 31,
	2010	2009	2008
Net revenues:
Infrastructure:
Product	$2,511.6	$1,959.2	$2,301.9
Service	538.7	482.4	424.0
Total Infrastructure revenues	3,050.3	2,441.6	2,725.9
SLT:
Product	747.1	608.8	609.1
Service	295.9	265.5	237.4
Total SLT revenues	1,043.0	874.3	846.5
Total net revenues	4,093.3	3,315.9	3,572.4
Operating income:
Infrastructure	773.7	541.4	806.0
SLT	208.0	127.0	65.8
Total segment operating income	981.7	668.4	871.8
Other corporate (1)	—	—	(7.9)
Total management operating income	981.7	668.4	863.9
Amortization of purchased intangible assets (2)	(8.6)	(15.4)	(49.0)
Share-based compensation expense	(182.0)	(139.7)	(108.1)
Share-based payroll tax expense	(6.4)	(0.8)	(2.8)
Litigation settlement charges	—	(182.3)	(9.0)
Restructuring charges	(10.8)	(19.5)	—
Acquisition-related charges	(6.3)	—	—
Total operating income	767.6	310.7	695.0
Interest and other income, net	1.9	6.9	48.7
Gain (loss) on equity investments	8.7	(5.5)	(14.8)
Income before income taxes and noncontrolling interest	$778.2	$312.1	$728.9
________________________________
(1)    Other corporate charges include severance and related costs associated with workforce-rebalancing activities, which are not included in the business segment results.
(2)    Amount includes amortization expense of purchased intangible assets in operating expenses and in costs of revenues.

Depreciation expense allocated to the Infrastructure segment was $108.9 million, $94.0 million, and $86.3 million in the years ended December 31, 2010, 2009, and 2008, respectively. The depreciation expense allocated to the SLT segment was $37.9 million, $39.0 million, and $37.2 million in the years ended December 31, 2010, 2009, and 2008, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Company attributes revenues to geographic regions based on the customer's ship-to location. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2010	2009	2008
Americas:
United States	$1,890.1	$1,515.1	$1,537.5
Other	205.5	172.8	228.7
Total Americas	2,095.6	1,687.9	1,766.2
Europe, Middle East, and Africa	1,189.3	953.2	1,077.7
Asia Pacific	808.4	674.8	728.5
Total	$4,093.3	$3,315.9	$3,572.4

Verizon Communications, Inc. accounted for 10.6% of the Company's total net revenues for 2010 and AT&T, Inc. accounted for 10.4% of the Company's total net revenues for 2009. No single customer accounted for more than 10% of the Company's total net revenues for 2008.

The Company tracks assets by physical location. The majority of the Company's assets, excluding cash and cash equivalents and investments, as of December 31, 2010, and 2009 were attributable to U.S. operations. As of December 31, 2010, and 2009, property and equipment held in the U.S. as a percentage of total property and equipment was 80% and 81%, respectively. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14.    Income Taxes

The components of income before the provision for income taxes and noncontrolling interest are summarized as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Domestic	$370.6	$50.1	$363.7
Foreign	407.6	262.0	365.2
Total income before provision for income taxes and noncontrolling interest	$778.2	$312.1	$728.9

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Current (benefit) provision:
Federal	$(8.4)	$123.8	$96.6
State	1.0	21.4	35.8
Foreign	44.2	43.5	39.3
Total current provision	36.8	188.7	171.7
Deferred expense (benefit):
Federal	57.5	(42.7)	21.4
State	14.0	55.7	(4.4)
Foreign	(7.5)	(5.9)	(2.7)
Total deferred expense	64.0	7.1	14.3
Income tax benefits attributable to employee stock plan activity	58.0	1.0	31.2
Total provision for income taxes	$158.8	$196.8	$217.2

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Expected provision at 35% rate	$272.4	$109.2	$255.1
State taxes, net of federal benefit	6.2	(1.6)	16.6
Foreign income at different tax rates	(71.5)	(33.8)	(51.2)
R&D credits	(18.6)	(14.4)	(12.1)
Stock-based compensation	(40.2)	62.1	2.4
Temporary differences not currently benefited	10.2	72.8	—
Other	0.3	2.5	6.4
Total provision for income taxes	$158.8	$196.8	$217.2

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$14.1	$6.2
Foreign tax credit carry-forwards	40.3	34.1
Research and other credit carry-forwards	68.2	66.0
Deferred revenue	86.1	66.3
Stock-based compensation	75.6	68.3
Reserves and accruals not currently deductible	227.6	264.5
Other	26.8	25.8
Total deferred tax assets	538.7	531.2
Valuation allowance	(122.2)	(112.8)
Deferred tax assets, net of valuation allowance	416.5	418.4
Deferred tax liabilities:
Property and equipment basis differences	(47.1)	(25.1)
Purchased intangibles	(58.5)	(37.8)
Unremitted foreign earnings	(175.1)	(148.3)
Other	(0.1)	(0.3)
Total deferred tax liabilities	(280.8)	(211.5)
Net deferred tax assets	$135.7	$206.9

As of December 31, 2010, and 2009, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $122.2 million and $112.8 million, respectively. The balance at December 31, 2010, consisted of approximately $80.6 million against the Company's California deferred assets and approximately $41.6 million related to losses that are capital in nature that will carry forward to offset future capital gains. The valuation allowance increased $9.4 million and $71.3 million in the years ended December 31, 2010, and 2009, respectively. The 2010 and 2009 increases were primarily due to changes in California income tax law which impacted the future taxable income within California and the tax rates that would apply to taxable income for the years in which the deferred tax assets are expected to be realized or settled. Based upon the estimates of the Company's future California taxable income, the Company has provided a valuation allowance on its remaining California deferred tax assets of $11.9 million in the year ended December 31, 2010.

As of December 31, 2010 the Company had federal and California net operating loss carry-forwards of approximately $37.0 million and $44.4 million, respectively. The Company also had California tax credit carry-forwards of approximately $138.4 million. Approximately $18.2 million of the benefit from the California tax credit carry-forwards will be credited to additional

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

paid-in capital when realized on the Company's income tax returns since they have not met the recognition criteria set forth in ASC Topic 718. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2012. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $1,200.0 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2010, because it is the Company's intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income taxes expense of approximately $367.9 million. These earnings are considered indefinitely invested in operations outside of the U.S., as we intend to utilize these amounts to fund future expansion of our international operations.

As of December 31, 2010, 2009, and 2008 the total amount of gross unrecognized tax benefits was $116.4 million, $183.6 million, and $113.5 million, respectively. As of December 31, 2010, approximately $100.2 million of the $116.4 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits for the years ended December 31, 2010, 2009, and 2008 is as follows (in millions):

	2010	2009	2008
Balance beginning of the year	$183.6	$113.5	$94.7
Tax positions related to current year:
Additions	13.9	12.7	17.9
Tax positions related to prior years:
Additions	—	73.5	1.3
Reductions	(73.8)	(1.0)	—
Settlements	(1.6)	(12.8)	(0.4)
Lapses in statutes of limitations	(5.7)	(2.3)	—
Balance end of the year	$116.4	$183.6	$113.5

As of December 31, 2010, 2009, and 2008 the Company had accrued interest and penalties related to unrecognized tax benefits of $18.9 million, $23.5 million, and $8.7 million respectively, within other long-term liabilities in the consolidated balance sheets. In accordance with the Company's accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of tax expense in the consolidated statements of operations. The Company recognized a benefit for net interest and penalties of $4.6 million, and an expense of $14.8 million and $2.9 million in its consolidated statements of operations during the years ending December 31, 2010, 2009, and 2008, respectively.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $8.1 million within the next twelve months due to potential settlements with tax authorities and lapses of applicable statutes of limitations. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

During 2010, the Company recognized approximately $73.4 million of tax benefits related to share based compensation, which the Company had previously recorded as unrecognized tax benefits in 2009. On March 22, 2010, the Court overturned its May 27, 2009 decision in Xilinx v. Commissioner and affirmed the original U.S. Tax Court decision, which held in favor of the taxpayer. While Juniper Networks was not a named party to the case, the Court's decision eliminates the uncertainty regarding the benefit of the tax position taken by the Company in certain years prior to fiscal 2004 relative to the allocable transfer price of share-based compensation related to the Company's intangible development costs. The Court's decision affirms that the value of share-based compensation related to share-based compensation grants made prior to 2004 is not required to be included in cost sharing agreements between related parties. In light of the Court's decision, the Company has determined that the tax benefit recognized under its prior tax position is more likely than not to be sustained.

The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland, Hong Kong, U.K., France, Germany, The Netherlands, Japan, China, Australia, India, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations for years before 2004, although carry-forward attributes that were generated prior to 2004 may still be adjusted upon examination by the Internal Revenue Service ("IRS") if the attributes either have been or will be used in a future period.

The Company is currently under examination by the IRS for the 2004 through 2006 tax years, the China tax authorities for the 2009 tax year, and the France tax authorities for the 2007 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively, and has received an inquiry from the Hong Kong tax authorities for the 2002 through 2008 tax years. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of December 31, 2010.

In 2009, as part of the on-going 2004 IRS audit, the Company received a proposed adjustment related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. In 2009 and in April 2010, the Company received assessments from the Hong Kong tax authorities specifically related to inquiries of the 2002 and 2003 tax years, respectively. In 2008, the Company received a proposed adjustment from the India tax authorities related to the 2004 tax year.

In 2009, the India tax authorities commenced a separate investigation of our 2004 through 2008 tax returns and are disputing the Company's determination of taxable income due to the cost basis of certain fixed assets. The Company accrued $4.6 million in penalties and interest in 2009 relevant to this matter. The Company understands that the India tax authorities may issue an initial assessment that is substantially higher than this amount. As a result, in accordance with the administrative and judiciary process in India, the Company may be required to make payments that are substantially higher than the amount accrued in order to ultimately settle this issue. The Company strongly believes that any assessment it may receive in excess of the amount accrued would be inconsistent with applicable India tax laws and intends to defend this position vigorously.

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

Note 15.    Commitments and Contingencies

Commitments

The following table summarizes the Company's principal contractual obligations as of December 31, 2010, (in millions):

	Total	2011	2012	2013	2014	2015	Thereafter	Other
Operating leases	$296.3	$51.1	$45.4	$35.1	$29.8	$23.1	$111.8	$—
Purchase commitments	198.6	198.6	—	—	—	—	—	—
Tax liabilities	103.9	—	—	—	—	—	—	103.9
Other contractual obligations	95.1	65.8	18.0	9.5	1.8	—	—	—
Total	$693.9	$315.5	$63.4	$44.6	$31.6	$23.1	$111.8	$103.9

Operating Leases

The Company leases its facilities under operating leases that expire at various times, the longest of which expires on November 22, 2022. Future minimum payments under the non-cancelable operating leases totaled $296.3 million as of December 31, 2010. Rent expense for 2010, 2009, and 2008 was approximately $55.9 million, $56.6 million, and $58.0 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

In October 2009, the Company amended three existing leases for the Company's corporate headquarters facilities in Sunnyvale, California. Each lease was amended to: (i) extend the underlying lease term, and (ii) establish new monthly base rent payments for periods after November 1, 2009. The new monthly base rent payments represent a significant reduction in base rent that would have been payable for the previously remaining terms of each of the underlying leases.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company's build forecasts. As of December 31, 2010, there were NCNR component orders placed by the contract manufacturers with a value of $198.6 million. The contract manufacturers use the components to build products based on the Company's forecasts and on purchase orders that the Company has received from customers. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company's customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company's forecast or customer orders. As of December 31, 2010, the Company had accrued $22.7 million based on its estimate of such charges.

Tax Liabilities

As of December 31, 2010, the Company had $103.9 million included in long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the $103.9 million in liability due to uncertainties in the timing of tax audit outcomes.

Other Contractual Obligations

As of December 31, 2010, other contractual obligations primarily consisted of $65.0 million of indemnity-related and service related escrows, required by certain acquisitions completed in 2005 and 2010, $13.2 million remaining balance for a data center hosting agreement that requires payments through the end of April 2013, $9.2 million for license and service agreements, and $7.7 million under a software subscription agreement that requires payments through the end of January 2011.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company's products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer financing arrangements, and standby letters of credit for certain lease facilities. As of December 31, 2010, the Company had $21.6 million in guarantees and standby letters of credit. As of December 31, 2009, the Company had $34.0 million in guarantees and standby letters of credit.

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other legal actions, including the matters described below. The Company is aggressively defending its current litigation matters, however, the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

Federal Securities Class Action

On July 14, 2006, and August 29, 2006, two purported class actions were filed in the Northern District of California against the Company and certain of the Company's current and former officers and directors. On November 20, 2006, the Court consolidated the two actions as In re Juniper Networks, Inc. Securities Litigation, No. C06-04327-JW, and appointed the New

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

York City Pension Funds as lead plaintiffs. The lead plaintiffs filed a Consolidated Class Action Complaint on January 12, 2007, and filed an Amended Consolidated Class Action Complaint on April 9, 2007. The Amended Consolidated Complaint alleges that the defendants violated federal securities laws by manipulating stock option grant dates to coincide with low stock prices and issuing false and misleading statements including, among others, incorrect financial statements due to the improper accounting of stock option grants. The Amended Consolidated Complaint asserts claims for violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Juniper Networks' publicly-traded securities from July 12, 2001, through and including August 10, 2006. Plaintiffs seek unspecified damages in an unspecified amount. On June 7, 2007, the defendants filed a motion to dismiss certain of the claims, and a hearing was held on September 10, 2007. On March 31, 2008, the Court issued an order granting in part and denying in part the defendants' motion to dismiss. The order dismissed with prejudice plaintiffs' section 10(b) claim to the extent it was based on challenged statements made before July 14, 2001. The order also dismissed, with leave to amend, plaintiffs' section 10(b) claim against Pradeep Sindhu. The order upheld all of plaintiffs' remaining claims. Plaintiffs did not amend their complaint.

On September 25, 2009, the Court certified a plaintiff class consisting of all persons and entities who purchased or otherwise acquired the Company's securities from July 11, 2003 to August 10, 2006 inclusive, and were damaged thereby, including those who received or acquired Juniper Networks' common stock issued pursuant to the registration statement on SEC Form S-4, dated March 10, 2004, for the Company's merger with NetScreen Technologies Inc.; and purchasers of Zero Coupon Convertible Senior Notes due June 15, 2008 issued pursuant to a registration statement on SEC Form S-3 dated November 20, 2003. Excluded from the Class are the Defendants and the current and former officers and directors of the Company, their immediate families, their heirs, successors, or assigns and any entity controlled by any such person.

On February 5, 2010, the Company and the lead plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company's current and former officers and directors. On August 31, 2010, the Court issued an order granting final approval to the settlement and issuing an order of dismissal with prejudice. Under the terms of the settlement, the claims against the Company and its officers and directors were dismissed with prejudice and released in exchange for a $169.0 million cash payment by the Company. The Company considered the proposed payment to be probable and reasonably estimable and, therefore, recorded the cash settlement amount as a pre-tax operating expense in its consolidated statement of operations for the fourth quarter ended December 31, 2009.

IPO Allocation Case

In December 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against the Goldman Sachs Group, Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens, Inc., Royal Bank of Canada (Dain Rauscher Wessels), SG Cowen Securities Corporation, UBS Warburg LLC (Warburg Dillon Read LLC), Chase (Hambrecht & Quist LLC), J.P. Morgan Chase & Co., Lehman Brothers, Inc., Salomon Smith Barney, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated (collectively, the “Underwriters”), Juniper Networks and certain of Juniper Networks' officers. This action was brought on behalf of purchasers of the Company's common stock in its initial public offering in June 1999 and the Company's secondary offering in September 1999.  Specifically, among other things, this complaint alleged that the prospectus pursuant to which shares of common stock were sold in the Company's initial public offering and the Company's subsequent secondary offering contained certain false and misleading statements or omissions regarding the practices of the Underwriters with respect to their allocation of shares of common stock in these offerings and their receipt of commissions from customers related to such allocations. Various plaintiffs have filed actions asserting similar allegations concerning the initial public offerings of approximately 300 other issuers. These various cases pending in the Southern District of New York have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, the plaintiffs filed a consolidated amended complaint in the action against the Company, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The defendants in the coordinated proceeding filed motions to dismiss. On February 19, 2003, the Court granted in part and denied in part the motion to dismiss, but declined to dismiss the claims against the Company.

The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case. Certain objectors have appealed the Court's October 5, 2009, final order to the Second Circuit Court of Appeals. Plaintiffs have filed motions to dismiss the appeals.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

IRS Notices of Proposed Adjustments

In 2007, the IRS opened an examination of the Company's U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company's employment tax returns to include fiscal years 2005 and 2006. As of December 31, 2010, the IRS has not yet concluded its examinations of these returns. In September 2008, as part of its ongoing audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company's business credits. The Company believes that it has adequately provided for any reasonable foreseeable outcome related to this proposed adjustment. In 2009, the Company received a NOPA from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The asserted changes to the Company's 2004 tax year would affect the Company's income tax liabilities in tax years subsequent to 2003. Because of the NOPA, the estimated incremental tax liability would be approximately $807 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS, which has been referred to the Appeals Division of the IRS. As of December 31, 2010, an Appeals conference has not yet been scheduled. The Company strongly believes the IRS' position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether this matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes it has provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

The Company has not reached a final resolution with the IRS on an adjustment the IRS proposed for the 1999 and 2000 tax years. The Company is also under routine examination by certain state and non-U.S. tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.

Note 16.     Joint Venture

In 2009, the Company entered into an agreement to form a joint venture to provide a combined carrier Ethernet-based solution with NSN. At inception, the Company contributed $6.6 million for a 60 percent interest in the joint venture. Both NSN and Juniper Networks are entitled to appoint two board members to the board of the joint venture. The board will consist of four board members at all times.

Given the Company's majority ownership interest in the joint venture, the venture's financial results have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded to reflect the noncontrolling investor's interest in the venture's results. All intercompany transactions have been eliminated, with the exception of the noncontrolling interest.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 17.     Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the two years ended December 31, 2010 (in millions, except per share amounts):

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$721.2	$774.1	$801.2	$962.2
Service	191.4	204.2	211.2	227.8
Total net revenues	912.6	978.3	1,012.4	1,190.0
Cost of revenues:
Product	222.4	231.8	247.0	299.7
Service	78.2	86.6	87.6	98.3
Total cost of revenues	300.6	318.4	334.6	398.0
Gross margin	612.0	659.9	677.8	792.0
Operating expenses:
Research and development	207.0	224.8	231.2	254.9
Sales and marketing	192.4	202.3	204.7	257.7
General and administrative	43.1	45.9	43.8	45.1
Amortization of purchased intangibles	1.1	1.2	0.9	0.9
Restructuring charges	8.1	0.2	0.2	2.3
Acquisition-related charges	—	0.5	1.5	4.3
Total operating expenses	451.7	474.9	482.3	565.2
Operating income	160.3	185.0	195.5	226.8
Interest and other income (expense), net	1.4	0.8	0.2	(0.6)
Loss on equity investments	—	3.2	—	5.4
Income before income taxes and noncontrolling interest	161.7	189.0	195.7	231.6
Income tax (benefit) provision	(2.9)	58.7	61.4	41.5
Consolidated net income	164.6	130.3	134.3	190.1
Adjust for net (income) loss attributable to noncontrolling interest	(1.5)	0.2	0.2	0.1
Net income attributable to Juniper Networks	$163.1	$130.5	$134.5	$190.2
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.31	$0.25	$0.26	$0.36
Diluted	$0.30	$0.24	$0.25	$0.35

Juniper Networks, Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$587.8	$607.0	$634.1	$739.1
Service	176.3	179.4	189.8	202.4
Total net revenues	764.1	786.4	823.9	941.5
Cost of revenues:
Cost of revenues - Product	193.0	207.6	206.3	234.8
Cost of revenues - Service	68.8	72.4	74.3	75.5
Total cost of revenues	261.8	280.0	280.6	310.3
Gross margin	502.3	506.4	543.3	631.2
Operating expenses:
Research and development	185.4	183.9	185.2	187.2
Sales and marketing	187.9	176.6	183.4	211.3
General and administrative	39.2	39.2	39.9	41.2
Amortization of purchased intangibles	4.4	3.5	1.3	1.2
Litigation settlement charges	—	—	1.0	181.3
Restructuring charges	4.2	7.5	4.5	3.2
Total operating expenses	421.1	410.7	415.3	625.4
Operating income	81.2	95.7	128.0	5.8
Interest and other income, net	2.0	2.9	1.7	0.3
Gain on equity investments	(1.7)	(1.6)	—	(2.2)
Income before income taxes and noncontrolling interest	81.5	97.0	129.7	3.9
Income tax provision (benefit)	85.9	82.2	45.9	(17.2)
Consolidated net (loss) income	(4.4)	14.8	83.8	21.1
Adjust for net loss attributable to noncontrolling interest	—	—	—	1.8
Net (loss) income attributable to Juniper Networks	$(4.4)	$14.8	$83.8	$22.9
Net (loss) income per share attributable to Juniper Networks common stockholders:
Basic	$(0.01)	$0.03	$0.16	$0.04
Diluted	$(0.01)	$0.03	$0.16	$0.04

Note 18.    Subsequent Event

Stock Repurchases

Subsequent to December 31, 2010, through the filing of this report, the Company repurchased 4.8 million shares of its common stock, for $200.3 million at an average purchase price of $42.14 per share, under its 2010 Stock Repurchase Program. As of the filing of this Annual Report on Form 10-K, the Company's 2010 Stock Repurchase Program had remaining authorized funds of $554.8 million. Purchases under the Company's 2010 Stock Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.    Controls and Procedures

(a) Management's Annual Report on Internal Control Over Financial Reporting:  Please see "Management's Annual Report on Internal Control over Financial Reporting" under Item 8 on page 57 of this Form 10-K, which report is incorporated herein by reference.

(b) For the “Report of Independent Registered Public Accounting Firm,” please see the report under Item 8 on page 56 of this Form 10-K, which report is incorporated herein by reference.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system's objective will be met and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.    Other Information

None

PART III

ITEM 10.      Directors and Executive Officers of the Registrant

We have adopted a Worldwide Code of Business Conduct and Ethics that applies to our principal executive officer and all other employees. This code of ethics is posted on our Website at www.juniper.net, and may be found as follows:

1. From our main Web page, first click on “Company” and then on “Investor Relations.”

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

Information concerning directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

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

ITEM 14.    Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee's preapproval policies and procedures appearing in the Proxy Statement under the headings “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Annual Report on Form 10-K:

Schedule	Page
Schedule II - Valuation and Qualifying Account	107

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See Exhibit Index on page 108 of this report.

(b) Exhibits

See Exhibit Index on page 108 of this report.

(c) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 25th day of February 2011.

Juniper Networks, Inc.

By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mitchell Gaynor and Robyn M. Denholm, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin R. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
Kevin R. Johnson

/s/ Robyn M. Denholm	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
Robyn M. Denholm

/s/ Gene Zamiska	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 25, 2011
Gene Zamiska

/s/ Scott Kriens	Chairman of the Board	February 25, 2011
Scott Kriens

/s/ Pradeep Sindhu	Chief Technical Officer and Vice Chairman of the Board	February 25, 2011
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	February 25, 2011
Robert M. Calderoni

/s/ Mary B. Cranston	Director	February 25, 2011
Mary B. Cranston

/s/ Michael Lawrie	Director	February 25, 2011
Michael Lawrie

/s/ William F. Meehan	Director	February 25, 2011
William F. Meehan

	Director	February 25, 2011
David Schlotterbeck

/s/ Stratton Sclavos	Director	February 25, 2011
Stratton Sclavos

/s/ William R. Stensrud	Director	February 25, 2011
William R. Stensrud

Juniper Networks, Inc.

Schedule II - Valuation and Qualifying Account
Years Ended December 31, 2010, 2009, and 2008

	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Recoveries (Deductions), Net	Balance at End of Year
	(In millions)
Year ended December 31, 2010
Allowance for doubtful accounts	$9.1	$1.2	$(0.2)	$10.1
Sales returns reserve	$45.6	$104.4	$(97.2)	$52.8
Year ended December 31, 2009
Allowance for doubtful accounts	$9.7	$(0.6)	$—	$9.1
Sales returns reserve	$36.8	$84.1	$(75.3)	$45.6
Year ended December 31, 2008
Allowance for doubtful accounts	$8.3	$1.7	$(0.3)	$9.7
Sales returns reserve	$25.1	$89.0	$(77.3)	$36.8

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation	10-K	3.1	000-26339	3/27/2001
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.1	000-34501	9/3/2010
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/9/2005
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/9/2005
10.5	Juniper Networks 2000 Nonstatutory Stock Option Plan++	S-8	10.1	333-92086	7/9/2002
10.6	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005
10.7	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-Q	10.1	000-34501	11/5/2010
10.8	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.9	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.3	000-26339	5/24/2006
10.10	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.11	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.12	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.2	000-26339	5/9/2008
10.13	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.3	000-26339	5/9/2008
10.14	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan++	S-8	10.1	333-92090	7/9/2002
10.15	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.16	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.17	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.18	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.19	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005
10.20	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005
10.21	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005
10.22	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005
10.23	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan++	10-Q	10.2	000-26339	8/9/2007

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.24	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan++	S-8	4.3	333-151669	6/16/2008
10.25	Sub-plan to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan For Employees Located in the European Economic Area	10-K	10.25	000-26339	3/2/2009
10.26	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.27	Form of Executive Officer Change of Control Agreement, as amended++	10-K	10.27	000-26339	3/2/2009
10.28	Form of Executive Officer Severance Agreement, as amended++	10-Q	10.4	000-26339	11/10/2008
10.29	Option Amendment Agreement by and between the Registrant and Kim Perdikou++	8-K	99.2	000-26339	5/2/2007
10.30	Severance Agreement by and between the Registrant and Robyn M. Denholm++	10-K	10.33	000-26339	3/2/2009
10.31	Summary of Compensatory Arrangements for Certain Officers adopted on March 9, 2007++	8-K	99.1	000-26339	3/12/2007
10.32	Summary of Compensatory Arrangements for Certain Officers announced on August 14, 2007++	8-K	Item 5.02	000-26339	8/14/2007
10.33	Summary of Compensatory Plans and Arrangements for Certain Officers adopted on February 26, 2008++	8-K	99.1	000-26339	2/28/2008
10.34	Summary of Compensatory Arrangements for Certain Officers adopted on February 11, 2009++	8-K	Item 5.02	000-26339	2/18/2009
10.35	Summary of Compensatory Arrangements for Certain Officers adopted on March 2, 2009++	8-K	Item 5.02	000-26339	3/6/2009
10.36	Summary of Compensatory Arrangements for Certain Officers adopted on November 12, 2009++	8-K	Item 5.02	001-34501	11/18/2009
10.37	Offer Letter by and between Juniper Networks, Inc. and John Morris++	10-Q	10.1	000-26339	11/10/2008
10.38	Employment Agreement by and between Juniper Networks, Inc. and Kevin Johnson++	10-Q	10.2	000-26339	11/10/2008
10.39	Offer Letter by and between Juniper Networks, Inc. and Michael J. Rose++	10-K	10.38	000-26339	3/2/2009
10.40	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens++	10-Q	10.3	000-26339	11/10/2008
10.41	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999
10.42	Amendment One dated January 5, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.1	333-76681	4/23/1999
10.43	Amendment Two dated March 2, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.2	333-76681	4/23/1999
10.44	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.45	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.46	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.47	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated January 24, 2002	10-K	10.47	000-34501	2/26/2010
10.48	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated February 28, 2000	10-K	10.48	000-34501	2/26/2010
10.49	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.49	000-34501	2/26/2010
10.50	Second Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.50	000-34501	2/26/2010
10.51	Amendment No. 2 to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.51	000-34501	2/26/2010
10.52	Ankeena Networks, Inc. 2008 Stock Plan++	S-8	4.3	333-166248	4/23/2010
10.53	Altor Networks, Inc. 2007 Stock Plan and 2009 Israeli Equity Incentive Sub Plan++	S-8	10.1	333-171299	12/12/2010
10.54	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-Q	10.2	000-34501	11/5/2010
10.55	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	10-Q	10.3	000-34501	11/5/2010
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (see page 106)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, and (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

+	Filed by NetScreen Technologies, Inc.

++	Indicates management contract or compensatory plan, contract or arrangement.