Form 10-Q
period 2011-03-31
JUNIPER NETWORKS INC
filed 2011-05-06
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34501

JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1194 North Mathilda Avenue
Sunnyvale, California 94089	(408) 745-2000
(Address of principal executive offices,	(Registrant's telephone number,
including zip code)	including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
There were approximately 533,069,000 shares of the Company's Common Stock, par value $0.00001, outstanding as of April 29, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues:
Product	$877,440	$721,201
Service	224,172	191,417
Total net revenues	1,101,612	912,618
Cost of revenues:
Product	265,746	222,381
Service	99,981	78,216
Total cost of revenues	365,727	300,597
Gross margin	735,885	612,021
Operating expenses:
Research and development	261,979	206,994
Sales and marketing	246,291	192,375
General and administrative	44,924	43,138
Amortization of purchased intangible assets	1,544	1,137
Restructuring	(347)	8,105
Acquisition-related	4,101	—
Total operating expenses	558,492	451,749
Operating income	177,393	160,272
Other (expense) income, net	(6,462)	1,459
Income before income taxes and noncontrolling interest	170,931	161,731
Income tax provision (benefit)	41,271	(2,879)
Consolidated net income	129,660	164,610
Adjust for net loss (income) attributable to noncontrolling interest	90	(1,495)
Net income attributable to Juniper Networks	$129,750	$163,115

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.24	$0.31
Diluted	$0.24	$0.30
Shares used in computing net income per share:
Basic	530,789	521,141
Diluted	548,825	536,718

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,944,383	$1,811,887
Short-term investments	493,557	474,514
Accounts receivable, net of allowances	471,012	596,622
Deferred tax assets, net	160,032	161,535
Prepaid expenses and other current assets	235,443	169,812
Total current assets	4,304,427	3,214,370
Property and equipment, net	516,445	493,881
Long-term investments	645,609	535,178
Restricted cash	102,125	119,346
Purchased intangible assets, net	143,506	121,803
Goodwill	3,927,280	3,927,807
Other long-term assets	54,308	55,466
Total assets	$9,693,700	$8,467,851
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$228,275	$292,270
Accrued compensation	188,736	256,746
Accrued warranty	38,320	35,931
Deferred revenue	733,249	660,264
Income taxes payable	25,651	25,000
Other accrued liabilities	189,513	201,765
Total current liabilities	1,403,744	1,471,976
Long-term debt	998,923	—
Long-term deferred revenue	217,024	224,165
Long-term income tax payable	101,630	103,823
Other long-term liabilities	75,530	59,087
Commitments and Contingencies – See Note 15
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 534,376 shares and 525,378 shares issued and outstanding at March 31, 2011, and December 31, 2010, respectively	5	5
Additional paid-in capital	9,998,125	9,717,783
Accumulated other comprehensive income (loss)	9,746	(1,251)
Accumulated deficit	(3,111,537)	(3,108,337)
Total Juniper Networks stockholders' equity	6,896,339	6,608,200
Noncontrolling interest	510	600
Total equity	6,896,849	6,608,800
Total liabilities and equity	$9,693,700	$8,467,851

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$129,660	$164,610
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	40,758	35,269
Share-based compensation	47,586	40,561
Deferred income taxes	1,503	(12,471)
Excess tax benefits from share-based compensation	(39,041)	(20,520)
Changes in operating assets and liabilities:
Accounts receivable, net	125,610	55,718
Prepaid expenses and other assets	(59,372)	(11,150)
Accounts payable	(58,468)	(14,125)
Accrued compensation	(66,510)	(19,847)
Accrued litigation settlements	—	(169,330)
Income tax payable	38,099	(1,088)
Other accrued liabilities	13,981	4,620
Deferred revenue	65,844	36,299
Net cash provided by operating activities	239,650	88,546

Cash flows from investing activities:
Purchases of property and equipment, net	(53,972)	(37,807)
Purchases of trading investments	(2,495)	(1,245)
Purchases of available-for-sale investments	(437,773)	(447,716)
Proceeds from sales of available-for-sale investments	193,301	224,514
Proceeds from maturities of available-for-sale investments	126,260	235,960
Payment for business acquisition, net of cash and cash equivalents acquired	(28,573)	—
Changes in restricted cash	—	(1,550)
Purchases of privately-held and other equity investments, net	(5,972)	(4,773)
Net cash used in investing activities	(209,224)	(32,617)

Cash flows from financing activities:
Proceeds from issuance of common stock	264,113	118,920
Purchases and retirement of common stock	(205,171)	(76,225)
Issuance of long-term debt, net	991,556	—
Change in customer financing arrangements	12,531	2,082
Excess tax benefit from share-based compensation	39,041	20,520
Return of capital to noncontrolling interest	—	(2,000)
Net cash provided by financing activities	1,102,070	63,297
Net increase in cash and cash equivalents	1,132,496	119,226
Cash and cash equivalents at beginning of period	1,811,887	1,604,723
Cash and cash equivalents at end of period	$2,944,383	$1,723,949

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Condensed Balance Sheet as of December 31, 2010, is derived from the December 31, 2010, audited consolidated financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

As of March 31, 2011, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28, Topic 350 - Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company's adoption of ASU 2010-28 did not have an impact on its consolidated results of operations or financial condition.

Note 3. Business Combinations

The Company's consolidated financial statements include the operating results of acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company's consolidated results of operations, both individually and in aggregate, is not material. Additional information existing as of the acquisition dates but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

During the three months ended March 31, 2011, the Company completed two business combinations for cash of approximately $30.5 million. Total purchase consideration for these acquisitions was allocated as follows (in millions):

2011 Acquisitions
Net tangible assets acquired	$1.7
Intangible assets acquired	28.4
Goodwill	0.4
Total	$30.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is deductible for U.S. federal income tax purposes.

The following table presents details of the intangible assets acquired through the business combinations completed during the three months ended March 31, 2011 (in millions, except years):

	2011 Acquisitions
	Estimated Useful Life (In Years)	Amount
Existing or Core technology	10	$21.9
Support agreements and related relationships	4	5.1
Patents	5	1.4
Total		$28.4

The Company recognized $5.1 million of acquisition-related costs in the three months ended March 31, 2011. These costs were expensed in the period incurred and reported in the Company's consolidated statement of operations within cost of revenues and within operating expense as acquisition-related charges. There were no comparable charges incurred in the three months ended March 31, 2010.

Note 4. Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, employee stock purchase plan, vesting of restricted stock units (“RSUs”), and vesting of performance share awards (“PSAs”).

The following table presents the calculation of basic and diluted net income per share attributable to Juniper Networks common stockholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to Juniper Networks	$129.8	$163.1
Denominator:
Weighted-average shares used to compute basic net income per share	530.8	521.1
Effect of dilutive securities:
Employee stock awards	18.0	15.6
Weighted-average shares used to compute diluted net income per share	548.8	536.7
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.24	$0.31
Diluted	$0.24	$0.30

The Company excludes outstanding stock options with exercise prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Employee stock options and PSAs covering approximately 5.8 million and 19.6 million shares of the Company's common stock in the three months ended March 31, 2011, and 2010, respectively, were outstanding, but were not included in the computation of diluted earnings per share.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 5. Cash, Cash Equivalents, and Investments

Cash and Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in millions):

	As of
	March 31, 2011	December 31, 2010
Cash:
Demand deposits	$475.9	$413.0
Time deposits	400.9	273.3
Total cash	876.8	686.3
Cash equivalents:
U.S. government securities	146.5	76.7
Government-sponsored enterprise obligations	37.8	5.0
Certificates of deposit	5.6	—
Commercial paper	21.0	4.0
Money market funds	1,856.7	1,039.9
Total cash equivalents	2,067.6	1,125.6
Total cash and cash equivalents	$2,944.4	$1,811.9

Investments in Available-for-Sale and Trading Securities

The following table summarizes the Company's unrealized gains and losses, and fair value of investments designated as available-for-sale and trading securities, as of March 31, 2011, and December 31, 2010 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2011:
Fixed income securities:
U.S. government securities	$172.5	$0.1	$—	$172.6
Government-sponsored enterprise obligations	266.5	0.3	(0.3)	266.5
Foreign government debt securities	23.7	0.1	—	23.8
Certificates of deposit	35.8	0.1	—	35.9
Commercial paper	31.0	—	—	31.0
Asset-backed securities	112.3	0.1	(0.1)	112.3
Corporate debt securities	484.7	1.9	(0.3)	486.3
Total fixed income securities	1,126.5	2.6	(0.7)	1,128.4
Total available-for-sale securities	1,126.5	2.6	(0.7)	1,128.4
Trading securities	10.8	—	—	10.8
Total	$1,137.3	$2.6	$(0.7)	$1,139.2

Reported as:
Short-term investments	$492.4	$1.2	$—	$493.6
Long-term investments	644.9	1.4	(0.7)	645.6
Total	$1,137.3	$2.6	$(0.7)	$1,139.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Fixed income securities:
U.S. government securities	$158.2	$0.2	$—	$158.4
Government-sponsored enterprise obligations	213.8	0.4	(0.2)	214.0
Foreign government debt securities	46.8	0.2	—	47.0
Certificates of deposit	20.9	0.1	—	21.0
Commercial paper	9.5	—	—	9.5
Asset-backed securities	90.1	—	(0.1)	90.0
Corporate debt securities	459.7	2.2	(0.2)	461.7
Total fixed income securities	999.0	3.1	(0.5)	1,001.6
Total available-for-sale securities	999.0	3.1	(0.5)	1,001.6
Trading securities	8.1	—	—	8.1
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

Reported as:
Short-term investments	$473.6	$0.9	$—	$474.5
Long-term investments	533.5	2.2	(0.5)	535.2
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

The following table presents the maturities of the Company's available-for-sale and trading securities, as of March 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$481.6	$1.2	$—	$482.8
Due between one and five years	644.9	1.4	(0.7)	645.6
No contractual maturity	10.8	—	—	10.8
Total	$1,137.3	$2.6	$(0.7)	$1,139.2

The following tables present the Company's trading and available-for sale investments that are in an unrealized loss position as of March 31, 2011, and December 31, 2010 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2011
Corporate debt securities (1)	$152.5	$(0.3)	$13.8	$—	$166.3	$(0.3)
U.S. government securities	81.2	—	—	—	81.2	—
Government-sponsored enterprise obligations	185.5	(0.3)	—	—	185.5	(0.3)
Asset-backed securities	59.8	(0.1)	—	—	59.8	(0.1)
Total	$479.0	$(0.7)	$13.8	$—	$492.8	$(0.7)
________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position 12 months or greater as of March 31, 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2010
Corporate debt securities (1)	$104.3	$(0.2)	$28.8	$—	$133.1	$(0.2)
Government-sponsored enterprise obligations	57.8	(0.2)	—	—	57.8	(0.2)
Foreign government debt securities (1)	—	—	6.2	—	6.2	—
Commercial paper	5.0	—	—	—	5.0	—
Asset-backed securities	54.7	(0.1)	—	—	54.7	(0.1)
Total	$221.8	$(0.5)	$35.0	$—	$256.8	$(0.5)
 ________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position 12 months or greater as of December 31, 2010.

The Company had 109 and 73 investments in unrealized loss positions as of March 31, 2011, and December 31, 2010, respectively. The gross unrealized losses related to these investments were primarily due to changes in interest rates. The contractual terms of fixed income securities do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. For the fixed income securities that have unrealized losses, the Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2011, and December 31, 2010. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Restricted Cash

Restricted cash consists of: (i) amounts held in escrow accounts, as required by certain acquisitions completed in 2005 and 2010; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust. During the three months ended March 31, 2011, the Company distributed approximately $17.2 million of restricted cash, mainly related to the 2010 acquisitions.

In connection with the 2010 acquisition of Ankeena Networks, Inc. ("Ankeena"), the Company agreed to pay from escrow a total amount of $10.7 million, representing the cash value of unvested restricted shares of Ankeena common stock as of April 8, 2010, held by certain former Ankeena employees. As of March 31, 2011, the Company expects to release $4.7 million from escrow as these restricted shares vest over the next eighteen months.

The following table summarizes the Company's cash and investments that are classified as restricted cash in the condensed consolidated balance sheets (in millions):

	As of
	March 31, 2011	December 31, 2010
Restricted cash:
Demand deposits	$1.7	$1.7
Total restricted cash	1.7	1.7
Restricted investments:
U.S. government securities	0.6	0.6
Corporate debt securities	1.6	2.7
Mutual funds	1.1	—
Money market funds	97.1	114.3
Total restricted investments	100.4	117.6
Total restricted cash and investments	$102.1	$119.3

As of March 31, 2011, and December 31, 2010, the unrealized gains and losses related to restricted investments were immaterial.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Other Investments

The Company's minority equity investments in privately-held companies are carried at cost, as the Company does not have a controlling interest or the ability to exercise significant influence over these companies. The Company adjusts its privately-held equity investments for any impairment if the fair value goes below the carrying value of the respective assets.

As of March 31, 2011, and December 31, 2010, the carrying values of the Company’s privately-held and other equity investments of $28.3 million and $22.1 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three months ended March 31, 2011 and 2010, the Company invested $6.0 million and $4.8 million, respectively, in privately-held and other equity investments. There were no losses from the Company's privately-held and other equity investments during the three months ended March 31, 2011, and 2010.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
U.S. government securities (1)	$99.2	$220.5	$—	$319.7
Government-sponsored enterprise obligations	236.9	67.4	—	304.3
Foreign government debt securities	—	23.8	—	23.8
Commercial paper	—	52.0	—	52.0
Corporate debt securities (2)	—	487.9	—	487.9
Certificate of deposit	—	41.5	—	41.5
Asset-backed securities	—	112.3	—	112.3
Money market funds (3)	1,953.8	—	—	1,953.8
Total available-for-sale debt securities	2,289.9	1,005.4	—	3,295.3
Total available-for-sale securities	2,289.9	1,005.4	—	3,295.3
Trading securities:
Mutual funds (4)	11.9	—	—	11.9
Total trading securities	11.9	—	—	11.9
Derivative assets:
Foreign exchange contracts	—	2.0	—	2.0
Total derivative assets	—	2.0	—	2.0
Total assets measured at fair value	$2,301.8	$1,007.4	$—	$3,309.2
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

(2)	Balance includes $1.6 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(3)	Balance includes $97.1 million of restricted investments measured at fair market value, related to the Company's D&O trust.

(4)	Balance includes $1.1 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
U.S. government securities (1)	$54.9	$180.8	$—	$235.7
Government-sponsored enterprise obligations	208.9	10.1	—	219.0
Foreign government debt securities	21.0	26.0	—	47.0
Commercial paper	—	13.5	—	13.5
Corporate debt securities (2)	2.7	461.7	—	464.4
Certificate of deposit	—	21.0	—	21.0
Asset-backed securities	—	90.0	—	90.0
Money market funds (3)	1,154.2	—	—	1,154.2
Total available-for-sale debt securities	1,441.7	803.1	—	2,244.8
Total available-for-sale securities	1,441.7	803.1	—	2,244.8
Trading securities:
Mutual funds	8.1	—	—	8.1
Total trading securities	8.1	—	—	8.1
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total derivative assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3
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

The following tables summarizes the Company's assets measured at fair value on a recurring basis as reported in the consolidated balance sheet (in millions):

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,856.7	$210.9	$—	$2,067.6
Short-term investments	122.4	371.2	—	493.6
Long-term investments	224.5	421.1	—	645.6
Restricted cash	98.2	2.2	—	100.4
Prepaid expenses and other current assets	—	2.0	—	2.0
Total assets measured at fair value	$2,301.8	$1,007.4	$—	$3,309.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,039.9	$85.7	$—	$1,125.6
Short-term investments	150.7	323.8	—	474.5
Long-term investments	142.2	393.0	—	535.2
Restricted cash	117.0	0.6	—	117.6
Prepaid expenses and other current assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3

As of March 31, 2011, and December 31, 2010, the Company had $0.1 million and $2.6 million, respectively, of derivative liabilities measured at fair value on a recurring basis. The Company recorded the derivative liabilities, which related to its foreign exchange contracts, within other accrued liabilities in its condensed consolidated balance sheets. These liabilities were measured using significant other observable remaining inputs (Level 2) pursuant to the fair value hierarchy.

The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2011, and 2010 the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2011, and December 31, 2010, the Company had no material assets or liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is disclosed in Note 9, Financing, and was determined using quoted market prices.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the Company's goodwill activities by segment in the three months ended March 31, 2011 (in millions):

	Infrastructure	SLT	Total
Balance as of January 1, 2011
Goodwill	$1,643.4	$3,564.4	$5,207.8
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at January 1, 2011	1,643.4	2,284.4	3,927.8
Adjustments to goodwill	(0.9)	—	(0.9)
Goodwill acquired during the three months ended March 31, 2011	0.4	—	0.4
Balance as of March 31, 2011
Goodwill	1,642.9	3,564.4	5,207.3
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at March 31, 2011	$1,642.9	$2,284.4	$3,927.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

During the three months ended March 31, 2011, the Company recorded an immaterial reduction to goodwill related to the adjustments in net tangible assets assumed from certain businesses acquired in 2010. There were no impairments to goodwill during the three months ended March 31, 2011, and 2010.

Purchased Intangible Assets

The following table presents the Company’s purchased intangible assets (in millions):

	Gross	Accumulated Amortization	Additions	Net
As of March 31, 2011:
Intangible assets with finite lives:
Technologies and patents	$471.1	$(386.9)	$23.3	$107.5
Other	86.4	(63.4)	5.1	28.1
Total intangible assets with finite lives	557.5	(450.3)	28.4	135.6
IPR&D with indefinite lives	7.9	—	—	7.9
Total purchased intangible assets	$565.4	$(450.3)	$28.4	$143.5

As of December 31, 2010:
Intangible assets with finite lives:
Technologies and patents	$380.0	$(381.4)	$91.1	$89.7
Other	68.9	(62.2)	17.5	24.2
Total intangible assets with finite lives	448.9	(443.6)	108.6	113.9
IPR&D with indefinite lives	—	—	7.9	7.9
Total purchased intangible assets	$448.9	$(443.6)	$116.5	$121.8

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $6.7 million and $1.1 million for the three months ended March 31, 2011, and 2010, respectively. There were no impairment charges with respect to the purchased intangible assets in the three months ended March 31, 2011, and 2010. The Company recorded $28.4 million of purchased intangible assets as a result of its acquisitions completed in the three months ended March 31, 2011. For further discussion, see Note 3, Business Combinations.

Acquired in-process research and development (“IPR&D”) consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use. After initial recognition, acquired IPR&D assets are accounted for as indefinite-lived intangible assets. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired IPR&D assets are considered amortizable finite-lived assets. If the IPR&D project is abandoned, the Company records a charge to earnings in the period it is abandoned.

The estimated future amortization expense of purchased intangible assets with finite lives for future periods is as follows (in millions):

Years Ending December 31,	Amount
2011 (remaining nine months)	$20.1
2012	26.4
2013	26.1
2014	24.3
2015	19.3
Thereafter	19.4
Total	$135.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 8. Other Financial Information

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Beginning balance	$35.9	$38.2
Provisions made during the period, net	15.3	12.1
Change in estimate	(0.8)	(0.5)
Actual costs incurred during the period	(12.1)	(12.0)
Ending balance	$38.3	$37.8

Deferred Revenue

Details of the Company's deferred revenue were as follows (in millions):

	As of
	March 31, 2011	December 31, 2010
Deferred product revenue:
Undelivered product commitments and other product deferrals	$303.1	$294.1
Distributor inventory and other sell-through items	141.8	143.4
Deferred gross product revenue	444.9	437.5
Deferred cost of product revenue	(143.0)	(148.8)
Deferred product revenue, net	301.9	288.7
Deferred service revenue	648.4	595.7
Total	$950.3	$884.4
Reported as:
Current	$733.3	$660.2
Long-term	217.0	224.2
Total	$950.3	$884.4

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

Restructuring Liabilities

In 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The plan included restructuring of certain business functions that resulted in reductions of workforce and facilities. The Company recorded $8.1 million in the three months ended March 31, 2010, associated with the 2009 Restructuring Plan. The Company had no such charges during the three months ended March 31, 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Restructuring charges were based on the Company's restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. The following table provides a summary of changes in the Company’s restructuring liability (in millions):

	Remaining Liability as of December 31, 2010	Charges	Cash payments	Adjustments	Remaining Liability as of March 31, 2011
Facilities	$7.7	$—	$(0.7)	$—	$7.0
Severance, contractual commitments, and other charges	0.2	—	0.3	(0.3)	0.2
Total	$7.9	$—	$(0.4)	$(0.3)	$7.2

Other Expense and Income, Net

Other expense and income, net, consists of the following (in millions):

	Three Months Ended March 31,
	2011	2010
Interest income	$2.4	$2.5
Interest expense	(6.5)	(1.6)
Other income and expense, net	(2.4)	0.6
Total	$(6.5)	$1.5

Interest income primarily includes interest income from the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest expense from long-term debt and customer financing arrangements. Other income and expense, net, primarily includes foreign exchange gains and losses and other miscellaneous expenses.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 9. Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	March 31, 2011
	Amount	Effective Interest Rate
Senior notes:
3.10% fixed-rate notes, due 2016	$300.0	3.12%
4.60% fixed-rate notes, due 2021	300.0	4.63%
5.95% fixed-rate notes, due 2041	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(1.1)
Total	$998.9

In March 2011, the Company issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 (the "2016 notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 (the "2021 notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 (the "2041 notes" and, together with the 2016 notes and the 2021 notes the "notes"). Interest on the notes is payable in cash semiannually. The Company may redeem the notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the notes may require us to repurchase for cash all or part of the notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any. The indenture that governs the notes also contains various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

thresholds.

The effective rates for the notes include the interest on the notes, accretion of the discount, and amortization of issuance costs. At March 31, 2011, the estimated fair value of the notes included in long-term debt was approximately $995.3 million based on quoted market prices. The Company had no such debt at December 31, 2010.

Customer Financing Arrangements

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $174.8 million and $135.6 million during the three months ended March 31, 2011, and 2010, respectively.

During the three months ended March 31, 2011, and 2010, the Company received cash proceeds of $194.3 million and $138.9 million respectively, from the financing provider. The amounts owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of March 31, 2011, and December 31, 2010, was $103.6 million and $127.4 million, respectively.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet. As of March 31, 2011, and December 31, 2010, the estimated cash received from the financing provider not recognized as revenue from distributors was $61.6 million and $49.1 million, respectively.

Note 10. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	March 31, 2011	December 31, 2010
Cash flow hedges	$125.6	$110.4
Non-designated hedges	148.6	74.4
Total	$274.2	$184.8

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The total fair value of the Company’s derivative assets located in other current assets on the condensed consolidated balance sheet as of March 31, 2011, and December 31, 2010, was $2.0 million and $0.4 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities on the condensed consolidated balance sheet as of March 31, 2011, and December 31, 2010, was nil and $2.6 million , respectively.

During the three months ended March 31, 2011, the Company recognized a gain of $5.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $0.5 million from other comprehensive income to operating expense in the condensed consolidated statements of operations. The Company recognized a loss of $1.5 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a loss of $0.7 million from other comprehensive loss to the condensed consolidated statements of operations during the three months ended March 31, 2010.

The ineffective portion of the Company's derivative instruments recognized in its condensed consolidated statements of operations was $0.3 million and nil during the three months ended March 31, 2011, and 2010.

Non-Designated Hedges

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other income and expense, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately two months.

During the three months ended March 31, 2011 and 2010, the Company recognized a loss on non-designated derivative instruments within interest and other income, net, on its condensed consolidated statements of operations of $0.2 million and $0.3 million, respectively.

Note 11. Equity

Stock Repurchase Activities

In February 2010, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program (the “2010 Stock Repurchase Program”) which authorized the Company to repurchase up to $1.0 billion of its common stock. This authorization was in addition to the stock repurchase program approved by the Board in March 2008 (the “2008 Stock Repurchase Program”), which also enabled the Company to repurchase up to $1.0 billion of the Company’s common stock.

The Company repurchased and retired approximately 4.8 million shares of its common stock at an average price of $42.14 per share for an aggregate purchase price of $200.2 million during the three months ended March 31, 2011, under its 2010 Stock Repurchase Program. The Company repurchased and retired approximately 2.8 million shares of its common stock at an average price of $27.04 per share for an aggregate purchase price of $74.4 million during the three months ended March 31, 2010 under its 2008 Stock Repurchase Program. As of March 31, 2011, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $554.8 million remaining authorized funds under the 2010 Stock Repurchase Program.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Comprehensive Income Attributable to Juniper Networks

Comprehensive income attributable to Juniper Networks consists of the following (in millions):

	Three Months Ended March 31,
	2011	2010
Consolidated net income	$129.7	$164.6
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments, net tax of nil	4.4	(0.4)
Change in foreign currency translation adjustment, net tax of nil	6.6	(2.7)
Total other comprehensive income (loss), net of tax	11.0	(3.1)
Consolidated comprehensive income	140.7	161.5
Adjust for comprehensive income attributable to noncontrolling interest	0.1	(1.5)
Comprehensive income attributable to Juniper Networks	$140.8	$160.0

The following table summarizes equity activity for the three months ended March 31, 2011 (in millions):

	Common Stock & Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2010	$9,717.8	$(1.3)	$(3,108.3)	$0.6	$6,608.8
Consolidated net income	—	—	129.8	(0.1)	129.7
Change in unrealized loss on investments, net tax of nil	—	4.4	—	—	4.4
Change in foreign currency translation adjustment, net tax of nil	—	6.6	—	—	6.6
Issuance of shares in connection with Employee Stock Purchase Plan	23.7	—	—	—	23.7
Exercise of stock options by employees	241.7	—	—	—	241.7
Repurchase and retirement of common stock	(70.3)	—	(129.9)	—	(200.2)
Repurchases related to net issuances	(1.8)	—	(3.1)	—	(4.9)
Share-based compensation expense	47.6	—	—	—	47.6
Adjustment related to tax benefit from employee stock option plans	39.4	—	—	—	39.4
Balance at March 31, 2011	$9,998.1	$9.7	$(3,111.5)	$0.5	$6,896.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity activity for the three months ended March 31, 2010 (in millions):

	Common Stock & Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2009	$9,060.1	$(1.4)	$(3,236.5)	$2.6	$5,824.8
Consolidated net income	—	—	163.1	1.5	164.6
Change in unrealized loss on investments, net tax of nil	—	(0.4)	—	—	(0.4)
Change in foreign currency translation adjustment, net tax of nil	—	(2.7)	—	—	(2.7)
Issuance of shares in connection with Employee Stock Purchase Plan	20.8	—	—	—	20.8
Exercise of stock options by employees	101.2	—	—	—	101.2
Return of capital to noncontrolling interest	—	—	—	(2.0)	(2.0)
Repurchase and retirement of common stock	(5.7)	—	(68.7)	—	(74.4)
Repurchases related to net issuances	—	—	(1.8)	—	(1.8)
Share-based compensation expense	40.6	—	—	—	40.6
Adjustment related to tax benefit from employee stock option plans	50.6	—	—	—	50.6
Balance at March 31, 2010	$9,267.6	$(4.5)	$(3,143.9)	$2.1	$6,121.3

Note 12. Employee Benefit Plans

Share-Based Compensation Plans

The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), Amended and Restated 1996 Stock Plan (the “1996 Plan”), as well as various equity incentive plans assumed through acquisitions. Under these plans, the Company has granted (or in the case of acquired plans, assumed) stock options, RSUs, and PSAs. In addition, the Company’s 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Purchase Plan) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year.

As of March 31, 2011, the 2006 Plan had 61.1 million shares subject to currently outstanding equity awards and 12.8 million shares available for future issuance.

In connection with past acquisitions, the Company assumed stock option and RSU awards under the stock plans of the acquired companies. The Company exchanged those awards for Juniper Networks' stock options and RSUs. As of March 31, 2011, stock options and RSUs covering approximately 1.8 million shares of common stock were outstanding under awards assumed through the Company's past acquisitions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant. The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2011 (in millions, except for per share amounts and years):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	49.4	$21.90
Options granted	4.2	41.46
Options canceled	(0.5)	23.17
Options exercised	(11.2)	21.58
Options expired	(0.1)	67.10
Balance at March 31, 2011	41.8	$23.88	4.4	$764.8

As of March 31, 2011:
Vested or expected-to-vest options	39.0	$23.41	4.3	$730.2
Exercisable options	23.9	$20.98	3.4	$504.8

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $42.08 per share as of March 31, 2011, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $211.4 million for the three months ended March 31, 2011. Total fair value of options vested for the three months ended March 31, 2011, was $27.6 million.

Restricted Stock Units and Performance Share Awards Activities

RSUs generally vest over a period of three to four years from the date of grant, and PSAs generally vest after three years provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and PSAs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes information about the Company’s RSUs and PSAs as of and for the three months ended March 31, 2011 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	14.2	$25.94
RSUs granted	3.7	40.06
PSAs granted (1)	3.6	41.53
RSUs vested	(1.2)	21.90
PSAs vested	(0.5)	25.80
RSUs canceled	(0.1)	25.62
PSAs canceled	(0.4)	23.82
Balance at March 31, 2011:	19.3	$31.80	2.1	$819.7

As of March 31, 2011:
Vested and expected-to-vest RSUs and PSAs	16.0	$31.34	2.0	$673.2
________________________________

(1)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 1.7 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 3.6 million shares.

Employee Stock Purchase Plan

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Under the 2008 Purchase Plan, employees purchased approximately 1.0 million shares at an average per share price of $23.89 for the three months ended March 31, 2011. Employees purchased approximately 1.0 million shares of common stock through the 2008 Purchase Plan at an average price of $21.11 per share in the three months ended March 31, 2010.

As of March 31, 2011, approximately 4.6 million shares had been issued and 7.4 million shares remained available for future issuance under the 2008 Purchase Plan.

Shares Available for Grant

The following table presents the stock grant activity and the total number of shares available for grant under the 2006 Plan as of March 31, 2011 (in millions):

Number of Shares
Balance at January 1, 2011	30.7
RSUs and PSAs granted (1)	(15.4)
Options granted	(4.2)
RSUs and PSAs canceled (1)	1.1
Options canceled (2)	0.5
Options expired (2)	0.1
Balance at March 31, 2011	12.8
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Common Stock Reserved for Future Issuance

As of March 31, 2011, the Company had reserved an aggregate of approximately 81.3 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.

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

The assumptions used and the resulting estimates of fair value for employee stock options and the employee stock purchase plan during the three months ended March 31, 2011, and 2010 were:

	Three Months Ended March 31,
	2011	2010
Employee Stock Options:
Volatility factor	41% - 42%	37% - 41%
Risk-free interest rate	1.6% - 1.9%	2.1% - 2.2%
Expected life (years)	4.1	4.3
Dividend yield	—	—
Fair value per share	$12.07- $15.22	$9.31 - $9.92

Employee Stock Purchase Plan:
Volatility factor	33%	35%
Risk-free interest rate	1.8%	1.7%
Expected life (years)	0.5	0.5
Dividend yield	—	—
Weighted-average fair value per share	$9.07	$6.19

The Company expenses the cost of its stock options on a straight-line basis over the vesting period and expenses the cost of its RSUs ratably over the vesting period. With respect to PSAs, for the portion of the award attributable to each performance year, the Company recognizes PSA expense ratably over the remaining vesting period starting in the period in which the annual performance targets are set for each such performance year.

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs is recorded in the following cost and expense categories for the three months ended March 31, 2011, and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Cost of revenues - Product	$1.0	$1.1
Cost of revenues - Service	3.9	3.6
Research and development	22.3	17.0
Sales and marketing	13.2	11.7
General and administrative	8.6	7.2
Total	$49.0	$40.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2011	2010
Options	$19.7	$20.1
RSUs and PSAs	23.4	16.3
Employee stock purchase plan	4.4	4.2
Other acquisition-related compensation	1.5	—
Total	$49.0	$40.6

As of March 31, 2011, approximately $137.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.6 years while approximately $296.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.6 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirements, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $5.1 million and $4.2 million in the three months ended March 31, 2011, and 2010, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within investments, and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded as operating expenses in the condensed consolidated results of operations. The deferred compensation liability under the NQDC plan was approximately $10.8 million and $8.1 million as of March 31, 2011, and December 31, 2010, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 13. Segments

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. The Company’s operations are organized into two reportable segments: Infrastructure and Service Layer Technology ("SLT"). The Infrastructure segment consists of routing and switching products and services. Routing includes products and services from the E, M, MX, PTX, and T Series router families, as well as the network application platform, Junos Space. Switching primarily consists of products and services from the EX and QFX Series switching families and wireless local area network solutions. The SLT segment includes SRX services and vGW virtual gateways, Firewall virtual private network systems and appliances, secure socket layer virtual private network appliances, the J Series router product family, intrusion detection and prevention appliances, wide area network optimization platforms, and Junos Pulse.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

development, and G&A expenses are generally allocated to each segment based on factors including headcount, usage, and revenue. The CODM does not allocate share-based compensation, amortization of purchased intangible assets, restructuring and impairment charges, gains or losses on equity investments, other net income and expense, income taxes, or certain other charges to the segments.

The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended March 31,
	2011	2010
Net revenues:
Infrastructure:
Routers	$748.9	$601.5
Switches	105.8	77.2
Total Infrastructure	854.7	678.7
SLT	246.9	233.9
Total net revenues	1,101.6	912.6
Segment operating income:
Infrastructure	209.5	176.5
SLT	36.4	35.1
Total segment operating income	245.9	211.6
Amortization of purchased intangible assets (1)	(6.7)	(1.1)
Share-based compensation expense	(49.0)	(40.6)
Share-based payroll tax expense	(8.0)	(1.6)
Restructuring charges	0.3	(8.1)
Acquisition-related	(5.1)	—
Total operating income	177.4	160.2
Other (expense) income, net	(6.5)	1.5
Income before income taxes and noncontrolling interest	$170.9	$161.7
________________________________

(1)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.

Depreciation expense allocated to the Infrastructure segment was $25.7 million and $24.7 million in three months ended March 31, 2011, and 2010, respectively. Depreciation expense allocated to the SLT segment was $8.3 million and $9.5 million in the three months ended March 31, 2011, and 2010, respectively.

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2011	2010
Americas:
United States	$526.0	$447.0
Other	55.6	41.5
Total Americas	581.6	488.5
Europe, Middle East, and Africa	299.9	264.0
Asia Pacific	220.1	160.1
Total	$1,101.6	$912.6

During the three months ended March 31, 2011, no single customer accounted for greater than 10% of net revenues. During the three months ended March 31, 2010, Verizon accounted for 11.2% of net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of March 31, 2011, and December 31, 2010, were attributable to U.S. operations. As of March 31, 2011, and December 31, 2010, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 80%. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14. Income Taxes

The Company recorded a tax provision of $41.3 million, or an effective tax rate of 24.1%, and a tax benefit of $2.9 million, or effective tax benefit rate of 1.8%, for the three months ended March 31, 2011, and 2010, respectively.

The effective tax rate for the three months ended March 31, 2011, differs from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for the three months ended March 31, 2010, differs from the federal statutory rate of 35% primarily due to a $54.1 million income tax benefit resulting from a change in the Company's estimate of unrecognized tax benefits related to share-based compensation and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The gross unrecognized tax benefits decreased by approximately $0.5 million for the three months ended March 31, 2011. Interest and penalties for the same period decreased by approximately $1.5 million. During the quarter ended March 31, 2011, the Company's unrecognized tax benefits, including interest and penalties, decreased by approximately $5.8 million as a result of settlements with taxing authorities.

The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2004 through 2006 tax years, the China tax authorities for the 2009 tax year, and the France tax authorities for the 2007 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other income tax examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of March 31, 2011.

In 2009, as part of the on-going 2004 IRS audit, the Company received a proposed adjustment related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. In December 2008, the Company received a proposed adjustment from the India tax authorities related to the 2004 tax year.
In July 2009, the India tax authorities commenced a separate investigation of the Company's 2004 through 2008 tax returns and are disputing the Company's determination of taxable income due to the cost basis of certain fixed assets. The Company accrued $4.6 million in penalties and interest in 2009 related to this matter. The Company understands that the India tax authorities may issue an initial assessment that is substantially higher than this amount. As a result, in accordance with the administrative and judicial process in India, the Company may be required to make payments that are substantially higher than the amount accrued in order to ultimately settle this issue. The Company strongly believes that any assessment it may receive in excess of the amount accrued would be inconsistent with applicable India tax laws and intends to defend this position vigorously.

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

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $4.6 million within the next twelve months due to lapses of applicable statutes of limitation in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 15. Commitments and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of March 31, 2011 (in millions):

	Total	2011	2012	2013	2014	2015	Thereafter	Other
Operating leases	$357.3	$42.5	$52.3	$44.8	$58.2	$47.3	$112.2	$—
Purchase commitments	171.8	171.8	—	—	—	—	—	—
Tax liabilities	101.6	—	—	—	—	—	—	101.6
Long-term debt	1,000.0	—	—	—	—	—	1,000.0	—
Interest payment on long-term debt	900.2	27.1	46.9	46.9	46.9	46.9	685.5	—
Other contractual obligations	75.3	54.3	11.2	4.8	3.0	2.0	—	—
Total	$2,606.2	$295.7	$110.4	$96.5	$108.1	$96.2	$1,797.7	$101.6

Operating Leases

The Company leases its facilities under operating leases that expire at various times, the longest of which expires in November 22, 2022. Future minimum payments under the non-cancelable operating leases totaled $357.3 million as of March 31, 2011. Rent expense was $14.8 million and $14.1 million for each of three months ended March 31, 2011, and 2010, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of March 31, 2011, there were NCNR component orders placed by the contract manufacturers with a value of $171.8 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of March 31, 2011, the Company had accrued $15.1 million based on its estimate of such charges.

Tax Liabilities

As of March 31, 2011, the Company had $101.6 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $101.6 million in liability due to uncertainties in the timing of tax audit outcomes.

Long-Term Debt

As of March 31, 2011, the Company held long-term debt with a carrying value of $998.9 million. Of these notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at 5.95%. Interest on the notes is payable semiannually. See Note 9, Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of March 31, 2011, other contractual obligations primarily consisted of $47.7 million in indemnity-related and service related escrows, required by certain acquisitions completed in 2005 and 2010, $10.7 million under a data center hosting agreement that requires payments through the end of April 2013 and $16.9 million for license and service agreements.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, and standby letters of credit for certain lease facilities. As of March 31, 2011, and December 31, 2010, the Company had $22.8 million and $21.6 million, respectively, in guarantees and standby letters of credit.

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

IRS Notices of Proposed Adjustments

In 2007, the IRS opened an examination of the Company's U.S. federal income tax and employment tax returns for the 2004 fiscal year. Subsequently, the IRS extended their examination of the Company's employment tax returns to include fiscal years 2005 and 2006. As of March 31, 2011, the IRS has not yet concluded its examinations of these returns. In September 2008, as part of its ongoing audit of the U.S. federal income tax return, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company's business credits. The Company believes that it has adequately provided for any reasonable foreseeable outcome related to this proposed adjustment. In 2009, the Company received a NOPA from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The asserted changes to the Company's 2004 tax year would affect the Company's income tax liabilities in tax years subsequent to 2003.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Because of the NOPA, the estimated incremental tax liability would be approximately $807 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS, which has been referred to the Appeals Division of the IRS. An Appeals conference has been scheduled. The Company strongly believes the IRS' position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether this matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes it has provided adequately for this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

The Company has not reached a final resolution with the IRS on an adjustment the IRS proposed for the 1999 and 2000 tax years. The Company is also under routine examination by certain state and non-U.S. tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.

Note 16. Subsequent Events

Stock Repurchases

Subsequent to March 31, 2011, through the filing of this report, the Company repurchased and retired approximately 2.5 million shares of its common stock for approximately $100.0 million under its 2010 Stock Repurchase program at an average purchase price of $39.28 per share. The Company's 2010 Stock Repurchase Program had remaining authorized funds of $454.8 million as of the report filing date. The amount and timing of purchases under the Company's 2010 Stock Repurchase Program depend on various circumstances and will be made from time to time, as advisable under the circumstances, and as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the SEC, specifically our most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included in Part 1, Item I, of this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors, including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our accounting policies and estimates, see Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2010, and in the section entitled “Critical Accounting Policies and Estimates” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and a summary of our business and our operating principles. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited condensed consolidated financial statements and notes included in Item 1 of Part I of this report.

Business and Operating Principles

We design, develop, and sell products and services that together provide our customers with a high-performance network infrastructure that creates responsive and trusted environments for accelerating the deployment of services and applications over a single network. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our broad product portfolio spans routing, switching, security, application acceleration, identity policy and control, and management to provide customers unmatched performance, greater choice and flexibility while reducing overall total cost of ownership.

Our operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). Our Infrastructure segment primarily offers scalable routing and switching products that are used to control and direct network traffic from the core, through the edge, aggregation, and the customer premise equipment level, as well as a complete wireless local area network ("WLAN") solution that provides high reliability, performance, security, and management for mobile applications. Our SLT segment offers solutions that meet a broad array of our customers' priorities, from protecting the network itself and data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network.

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

Over the past two years we have aligned our organization around a common vision for the new network. We are dedicated to uncovering new ideas and innovations that will serve the exponential demands of the networked world. To do this, we will continue to build solutions that center on simplification, automation, and open innovation. For 2011, we are guided by the following five operating principles:

•	Assume macro-economic conditions continue to improve.

•	Drive another year of growth as part of our multi-year growth agenda focused on mobile Internet and cloud computing.

•	Increase sales and marketing investment as a percent of revenue with intent to drive top line growth.

•	Expand operating margins year-over-year on our path to achieve sustainable operating margins of 25% or higher.

•	Leverage our balance sheet to complement organic R&D with acquisitions that align with our strategy.

During the first quarter of 2011, we delivered results while adhering to our operating principles. We unveiled several new products aligned with our innovation roadmap, including MobileNext, a suite of mobile packet core software that enables mobile operators to deliver rich media data services rapidly and flexibly; QFabric, our architecture for the data center that will enable customers to scale their networks more efficiently and achieve significant leaps in performance; and a new suite of products designed to deliver the networking industry's first Converged Supercore, which converges the optical and packet layers of the network.

While our business saw very limited impact from the tragedy in Japan during the quarter, we are monitoring business conditions in the region and believe there is some level of uncertainty in the demand environment in Japan over the next couple of quarters. Japan typically accounts for five to eight percent of our revenues.

Executive Overview

Our financial highlights for the three months ended March 31, 2011, and 2010 are as follows (in millions, except per share amounts and percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	%Change
Net revenues	$1,101.6	$912.6	$189.0	21%

Operating income	$177.4	$160.3	$17.1	11%
Percentage of net revenues	16.1%	17.6%
Net income attributable to Juniper Networks	$129.8	$163.1	$(33.3)	(20)%
Percentage of net revenues	11.8%	17.9%
Net income per share attributable to Juniper Networks common stock holders:
Basic	$0.24	$0.31	$(0.07)	(23)%
Diluted	$0.24	$0.30	$(0.06)	(20)%

Operating Cash Flows	$239.7	$88.5	$151.2	171%

•
Net revenues: Our net revenues increased across all three geographic regions in which we do business, the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”), and in both the service provider and enterprise markets in the three months ended March 31, 2011, compared to the same period in 2010. These increases were primarily due to increased sales of our MX Series routers and EX Series products and related services.

•
Operating Income: Our operating income increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increased revenues; however operating income as a percentage of revenues decreased in the three months ended March 31, 2011, compared to the same period in 2010, as we increased our investments in Research and Development ("R&D") and Sales and Marketing.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stock Holders: The decrease in net income attributable to Juniper Networks in the three months ended March 31, 2011, compared to the same period in 2010, is largely due to a $54.1 million non-recurring income tax benefit recorded in the first quarter of 2010.

•
Operating Cash Flows: Operating cash flows increased $151.2 million to $239.7 million in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to larger cash outflows in the first quarter of 2010 attributable to the litigation settlement payment of $169.3 million.

•
Deferred Revenue: Total deferred revenue increased $65.9 million to $950.3 million as of March 31, 2011, compared to $884.4 million as of December 31, 2010, reflecting increases in both deferred product and deferred service revenue.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 4.8 million shares of our common stock on the open market at an average price of $42.14 per share for an aggregate purchase price of $200.2 million during the three months ended March 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue recognition.

•	Contract Manufacturer Liabilities.

•	Warranty Costs.

•	Goodwill and Purchased Intangible Assets.

•	Share-Based Compensation.

•	Income Taxes.

•	Loss Contingencies.

During the first quarter of fiscal 2011, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, for a complete discussion of our critical accounting policies and estimates.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Net revenues:
Product	$877.4	$721.2	$156.2	22%
Percentage of net revenues	79.6%	79.0%
Service	224.2	191.4	32.8	17%
Percentage of net revenues	20.4%	21.0%
Total net revenues	$1,101.6	$912.6	$189.0	21%

Book-to-bill ratio (1)	<1	<1
_______________________________
(1)     Book-to-bill ratio represents the ratio of product orders booked divided by product revenues during the period.

Product revenues increased across all three geographic regions in which we do business, the Americas, EMEA and APAC, in the three months ended March 31, 2011, compared to the same period in 2010, which was largely attributable to increased sales of our MX Series routers and EX Series switching products to service provider and, to a lesser extent, enterprise customers. Service revenues also increased across all three regions in the three months ended March 31, 2011, compared to the same period in 2010, which was primarily attributable to growth in the installed base and an increase in contract renewals for support services.

Net Revenues by Market and Customer

The following table presents the total net revenues by market (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Service Provider	$742.2	$593.2	$149.0	25%
Percentage of net revenues	67.4%	65.0%
Enterprise	359.4	319.4	40.0	13%
Percentage of net revenues	32.6%	35.0%
Total	$1,101.6	$912.6	$189.0	21%

We sell our high-performance network products and service offerings from our Infrastructure and SLT segments to two primary markets – service provider and enterprise. Determination of which market a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include judgmental factors such as the intended use of the product. The service provider market generally includes wireline, wireless, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market generally comprises businesses; federal, state, and local governments; and research and education institutions.

Net revenues from sales to the service provider market increased in absolute dollars and as a percentage of total net revenues in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to our customers' increased investments to support network expansion and scale new services, which had a particular impact on revenues from our edge product portfolio. Net revenues from sales to the enterprise market increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to our investments to offer a more comprehensive portfolio to meet the routing, switching, and security needs of the data center. The increase in service provider and enterprise revenues in the three months ended March 31, 2011, was experienced across all three geographic regions.

During the three months ended March 31, 2011, no single customer accounted for greater than 10.0% or more of our net revenues. During the three months ended March 31, 2010, Verizon accounted for 11.2% of our net revenues.

Net Revenues by Geographic Region

The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Americas:
United States	$526.0	$447.0	$79.0	18%
Other	55.6	41.5	14.1	34%
Total Americas	581.6	488.5	93.1	19%
Percentage of net revenues	52.7%	53.5%
Europe, Middle East, and Africa	299.9	264.0	35.9	14%
Percentage of net revenues	27.2%	29.0%
Asia Pacific	220.1	160.1	60.0	38%
Percentage of net revenues	20.1%	17.5%
Total	$1,101.6	$912.6	$189.0	21%

Net revenue in the Americas increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increased sales in the United States and Canada. The increase was primarily attributable to service provider demand for our MX Series routers and related support services, as well as our EX Series products.

Net revenues in EMEA increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increased sales in France and Hungary. The increase was largely driven by service provider demand for our MX Series routers and related support services, as well as increased enterprise demand for our SRX services gateway products.

Net revenues in APAC increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increased sales in Japan, China, and Australia. The increase was primarily driven by service provider demand for our T Series routers, MX Series routers, and SRX services gateway products, as well as enterprise demand for our MX Series routers.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Gross margin:
Product gross margin	$611.7	$498.8	$112.9	23%
Percentage of product revenues	69.7%	69.2%
Service gross margin	124.2	113.2	11.0	10%
Percentage of service revenues	55.4%	59.1%
Total gross margin	$735.9	$612.0	$123.9	20%
Percentage of net revenues	66.8%	67.1%

Product gross margin percentage increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a change in product mix and reductions in manufacturing overhead costs. Service gross margin percentage decreased primarily due to headcount growth of 34% to 1,157 employees as of March 31, 2011, compared to 862 employees as of March 31, 2010. The increase in headcount was primarily related to hiring of resident engineers, service managers, professional services, and call center staff to support our recent product launches.

Operating Expenses

The following table presents operating expenses and operating expenses as a percentage of net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Research and development	$262.0	$207.0	$55.0	27%
Percentage of net revenues	23.8%	22.7%
Sales and marketing	246.3	192.4	53.9	28%
Percentage of net revenues	22.4%	21.1%
General and administrative	44.9	43.1	1.8	4%
Percentage of net revenues	4.1%	4.7%
Amortization of purchased intangible assets	1.5	1.1	0.4	36%
Percentage of net revenues	0.1%	0.1%
Restructuring charges	(0.3)	8.1	(8.4)	(104)%
Percentage of net revenues	—%	0.9%
Acquisition-related and other charges	4.1	—	4.1	N/M
Percentage of net revenues	0.3%	—%
Total operating expenses	$558.5	$451.7	$106.8	24%
Percentage of net revenues	50.7%	49.5%
________________________
N/M = not meaningful

R&D expense increased in the three months ended March 31, 2011, compared to the same period in 2010, as we increased our investments to deliver on our innovation roadmap, including investments in our 3-2-1 data center network architecture, Pulse MMS from the SMobile acquisition, and vGW Virtual Gateway from the Altor acquisition. To support these R&D efforts, we increased our engineering headcount 21% from 3,458 to 4,175 employees at March 31, 2010, and 2011, respectively.

Sales and marketing expenses increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in personnel-related expenses of $36.9 million. This increase reflects a 22% increase in our sales and marketing headcount from 2,152 to 2,628 employees and outside services to support our go-to-market strategic initiatives, and an increase in variable compensation driven by revenue growth. Sales and marketing expenses increased as a percentage of net revenues in the three months ended March 31, 2011, as compared to the same period in 2010. As we continue to execute on our long term growth model and consistent with the operating principles outlined above, sales and marketing expenses as a percentage of net revenues may continue to increase in fiscal year 2011 depending on the amount and timing of such expenses and the amount and timing of net revenue in future periods.

The increase in general and administrative ("G&A") expense in the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to an 8% increase in our worldwide G&A functions from 412 to 443 employees to support current and future growth of our business.

Amortization of purchased intangible assets increased in the three months ended March 31, 2011, compared to the same period in 2010, due to the addition of intangible assets acquired from recent acquisitions.

In the three months ended March 31, 2010, we incurred $8.1 million in restructuring charges related to our 2009 cost reduction initiatives (the "2009 Restructuring Plan"), which was completed as of December 31, 2010. See Note 8, Other Financial Information in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of our restructuring liabilities.

During the three months ended March 31, 2011, the company completed two business combinations and incurred $4.1 million in acquisition-related operating costs. No such costs were incurred for the same period in 2010. See Note 3, Business Combinations in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of these acquisitions.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Cost of revenues - Product	$1.0	$1.1	$(0.1)	(14)%
Cost of revenues - Service	3.9	3.6	0.3	12%
Research and development	22.3	17.0	5.3	31%
Sales and marketing	13.2	11.7	1.5	13%
General and administrative	8.6	7.2	1.4	19%
Total	$49.0	$40.6	$8.4	21%

Share-based compensation expense increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the increase in RSU and PSA grants attributable to headcount growth and a higher fair value of equity awards driven by the increase in common stock market value over the period.

Effect of Foreign Currency

The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was immaterial in the three months ended March 31, 2011, and was 2% in the three months ended March 31, 2010.

Other Income and Expense, Net and Income Tax Provision

The following table presents other income and expense, net and income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Interest income	$2.4	$2.5	$(0.1)	(4)%
Interest expense	(6.5)	(1.6)	(4.9)	N/M
Other (expense) income	(2.4)	0.6	(3.0)	N/M
Total other (expense) income, net	$(6.5)	$1.5	$(8.0)	N/M
Percentage of net revenues	(0.6)%	0.1%

Income tax provision (benefit)	$41.3	$(2.9)	$44.2	N/M
Effective tax rate	24.1%	1.8%

Interest expense increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the interest on our recently issued long-term debt and to a lesser extent higher interest on our customer financing arrangements.

The effective tax rate for the three months ended March 31, 2011, differs from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for the three months ended March 31, 2010, differs from the federal statutory rate of 35% primarily due to a $54.1 million income tax benefit resulting from a realized change in our estimate of unrecognized tax benefits related to share-based compensation and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.
For a further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Segment Information

For a description of the products and services for each segment, See Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

Infrastructure

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in millions except percentages and units)
Infrastructure revenues:
Routers - Product	$609.5	$482.5	$127.0	26%
Routers - Service	139.4	119.0	20.4	17%
Infrastructure revenue - Routers	748.9	601.5	147.4	25%
Percentage of net revenues	68.0%	65.9%
Switches - Product	99.0	73.6	25.4	35%
Switches - Service	6.8	3.6	3.2	87%
Infrastructure revenue - Switches	105.8	77.2	28.6	37%
Percentage of net revenues	9.6%	8.5%
Total Infrastructure segment revenues	$854.7	$678.7	$176.0	26%
Percentage of net revenues	77.6%	74.4%

Infrastructure chassis revenue units (1)	4,631	2,610	2,021	77%
Infrastructure ports shipped (1)	236,685	111,156	125,529	113%

Infrastructure operating income (2)	$209.5	$176.5	$33.0	19%
Percentage of Infrastructure revenues	24.5%	26.0%
_______________________________
(1)     Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Excludes modular and fixed configuration EX Series Ethernet switching products and circuit-to-packet products.
(2)    A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

During the three months ended March 31, 2011, Infrastructure products revenue increased in the service provider market across all three regions and in the enterprise market of the APAC region. This increase was primarily attributable to increased sales of our MX Series routers, EX Series switches and WLAN, and E Series routers. Infrastructure chassis revenue units and ports shipped increased in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in the shipments of MX Series products, which generally contain a higher number of ports per chassis.

The increase in Infrastructure service revenue for the three months ended March 31, 2011, was primarily driven by the increased MX Series router sales and strong contract renewals for support services. From a geographical and market perspective we experienced increased service revenues across all regions and in both the service provider and enterprise markets.

Infrastructure operating income decreased as a percent of Infrastructure revenue in the three months ended March 31, 2011 compared to the same period in 2010, which was attributable to an unfavorable mix shift from our higher margin T and M Series to our lower margin MX Series, and pricing related to our EX Series switches.

SLT

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in millions, except percentages and units)
SLT segment revenues:
SLT product revenue	$168.9	$165.1	$3.8	2%
Percentage of net revenues	15.3%	18.1%
SLT service revenue	78.0	68.8	9.2	13%
Percentage of net revenues	7.1%	7.5%
Total SLT segment revenues	$246.9	$233.9	$13.0	6%
Percentage of net revenues	22.4%	25.6%

SLT revenue units	59,205	54,508	4,697	9%

SLT operating income	$36.4	$35.1	$1.3	3%
Percentage of SLT revenues	14.7%	15.0%
_______________________________
(1)     A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

We experienced an increase in SLT product revenue in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in revenue from our Junos Pulse SSL VPN and SRX Series for the branch. From a geographical and market perspective, during the three months ended March 31, 2011, we experienced revenue growth primarily in the EMEA and Americas enterprise market. The growth in SLT revenue units was greater than the growth in SLT product revenues in the three months ended March 31, 2011, compared to the same period in 2010, due to the increase in sales of our lower priced branch products.

The increase in SLT service revenue for the three months ended March 31, 2011, was primarily due to an increase in sales of support services, and increased sales of Junos Space. From a market and geographical perspective, the increase in SLT service revenues was primarily driven by increased sales to enterprises across all three geographic regions, and to service providers in the Americas and EMEA regions.

SLT operating income slightly decreased as a percent of revenue in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increased R&D investments in Pulse MSS from the SMobile acquisition and vGW Virtual Gateway from the Altor acquisition.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of long-term debt. The following table shows our capital resources (in millions, except percentages):

	March 31, 2011	December 31, 2010	Change	% Change
Working capital	$2,900.7	$1,742.4	$1,158.3	66%
Days sales outstanding	38	40	(2)	(5)%

Cash and cash equivalents	$2,944.4	$1,811.9	$1,132.5	63%
Short-term investments	493.6	474.5	19.1	4%
Long-term investments	645.6	535.2	110.4	21%
Total cash, cash equivalents and investments	4,083.6	2,821.6	1,262.0	45%
Long-term debt	(998.9)	—	(998.9)	N/M
Net cash, cash equivalents, and investments	$3,084.7	$2,821.6	$263.1	9%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $1,158.3 million in the three months ended March 31, 2011, primarily due to the Company's $1.0 billion debt offering in March 2011.

Summary of Cash Flows

In the three months ended March 31, 2011, cash and cash equivalents increased by $1,132.5 million. This increase was the result of cash generated in our operating and financing activities of $239.7 million and $1,102.1 million, respectively, partially offset by cash used by investing activities of $209.2 million.

Operating Activities

Excluding the impact of the one-time 2010 litigation settlement payment of $169.3 million, cash flows from operations in the three months ended March 31, 2011, was $239.7 million compared to $257.8 million for the same period in 2010. The decrease of $18.1 million in the three months ended March 31, 2011, as compared to the same period in 2010 was primarily due to the timing of payments to our vendors, higher bonus and commission payments to our employees, partially offset by a reduction in accounts receivable driven by improved shipment linearity and higher cash collections.

Investing Activities

For the three months ended March 31, 2011, net cash used by investing activities was $209.2 million compared to $32.6 million in the three months ended March 31, 2010. The change was primarily due to lower proceeds from sales and maturities of our investments, and higher spending on acquisitions and property and equipment in the three months ended March 31, 2011, as compared to the same period a year ago.

Financing Activities

Net cash generated in financing activities was $1,102.1 million for the three months ended March 31, 2011, compared to $63.3 million in the same period for 2010. On March 5, 2011, we issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 (the 2016 notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 (the "2021 notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 (the "2041 notes," and together with the 2016 notes and the 2021 notes, the "notes"). The senior notes are unsecured obligations and will rank equally with all of our other existing and future senior unsecured indebtedness. Interest on the notes is payable in cash semiannually. We may redeem the notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the notes may require us to repurchase for cash all or part of the notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any.

Stock Repurchase Activities

In February 2010, our Board of Directors (the "Board") approved a stock repurchase program (the “2010 Stock Repurchase Program”), which authorized us to repurchase up to $1.0 billion of our common stock. This authorization was in addition to the stock repurchase program approved by the Board in March 2008 (the “2008 Stock Repurchase Program”), which also enabled us to repurchase up to $1.0 billion of our common stock.

We repurchased and retired approximately 4.8 million shares of our common stock at an average price of $42.14 per share for an aggregate purchase price of $200.2 million during the three months ended March 31, 2011 under our 2010 Stock Repurchase Program. We repurchased and retired approximately 2.8 million shares of our common stock at an average price of $27.04 per share for an aggregate purchase price of $74.4 million during the three months ended March 31, 2010 under our 2008 Stock Repurchase Program. As of March 31, 2011, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $554.8 million remaining authorized funds under the 2010 Stock Repurchase Program.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	March 31, 2011	December 31, 2010
Deferred product revenue:
Undelivered product commitments and other product deferrals	$303.1	$294.1
Distributor inventory and other sell-through items	141.8	143.4
Deferred gross product revenue	444.9	437.5
Deferred cost of product revenue	(143.0)	(148.8)
Deferred product revenue, net	301.9	288.7
Deferred service revenue	648.4	595.7
Total	$950.3	$884.4

Deferred gross product revenue as of March 31, 2011, increased $7.4 million compared to December 31, 2010, due to an increase in undelivered product commitments and other product deferrals. Total deferred service revenue increased $52.7 million compared to December 31, 2010, largely due to the timing of annual maintenance contract renewals.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011.

Contractual Obligations

There have been no significant changes during the three months ended March 31, 2011, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than the addition of long-term debt and related interest as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-term debt	$1,000.0	$—	$—	$300.0	$700.0	$—
Interest payment on long-term debt	900.2	50.6	93.8	93.4	662.4	—

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under the 2010 Stock Repurchase Program, our liquidity may be impacted. As of March 31, 2011, 47% of our cash and investment balances are held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2010, we filed a $1.5 billion shelf registration with the SEC. In March 2011, we issued the notes under the shelf registration statement. Therefore, while we have no current plans to do so, we may issue up to $500 million in additional securities under the shelf registration statement. The shelf registration is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any additional offerings of securities under the shelf registration statement will be made pursuant to a prospectus.

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for fiscal year 2011 is to target the number of shares underlying equity awards granted on an annual basis at approximately three percent (3%) of our common stock outstanding. Based upon shares underlying our grants to date of options, RSUs, and PSAs (counting only the on-target measure of such PSAs), we believe we are on track with respect to this goal for 2011.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments (which includes the proceeds of the issuance of the notes), together with cash generated from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:

•	level and mix of our product, sales, and gross profit margins;

•	our business, product, capital expenditures and R&D plans;

•	repurchases of our common stock;

•	incurrence and repayment of debt;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	accounts receivable levels that we maintain;

•	acquisitions and/or funding of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors' responses to our products and/or pricing;

•	our relationships with supplies, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to future restructuring plans, if any;

•	tax expense associated with share-based awards;

•	issuance of share-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	level of exercises of stock options and stock purchases under our equity incentive plans; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2010. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls

We have initiated a multi-year implementation to upgrade certain key internal systems and processes, including our company-wide human resources management system, customer relationship management (“CRM”) system, and our enterprise resource planning (“ERP”) system. This project is the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under “Legal Proceedings” section in Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

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

Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have resulted in certain historical periods, and may in the future result in decreased revenues and earnings and could make it difficult to forecast sales and operating results and could negatively affect our ability to provide forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, the recent recession and economic weakness, particularly in the United States and Europe, as well as continued turmoil in the geopolitical environment in many parts of the world and the impact of the recent earthquake and tsunami in Japan, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Continued economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

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

In addition, in recent years, there has been consolidation in the telecommunications industry (for example, the acquisitions of Global Crossing and Qwest Communications and the pending acquisition of T-Mobile) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may suspend or indefinitely reduce their purchases of our products or other unforeseen consequences could harm our business, financial condition, and results of operations.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Dell, Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, was acquired by Alcatel, a competitor of ours. As a result of the merger, Lucent became a competitor, their resale of our products declined, and we ultimately terminated our reseller agreement with Lucent. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

In addition, we recognize a portion of our revenues based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

Further, in order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support it, and those processes and procedures may become increasingly complex and inherently difficult to manage. For example, in 2009, we entered into OEM agreements with Dell and IBM pursuant to which they rebrand and resell our products as part of their product portfolios. These relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

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

We expect our gross margins to vary over time, and our recent level of product gross margin may not be sustainable.

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

A number of raw materials or parts used in our products are supplied by companies in Japan. It is possible that the March 2011 earthquake and tsunami will adversely and unpredictably affect the availability of power or shipping capacity or otherwise impact their capacity or that of their own suppliers for an undeterminable period. Although we have taken various actions to minimize any adverse impact on our business, any delays, shortages or increased costs relating to those raw materials and parts could result in capacity restrictions, increased costs or shipment or delays in our product shipments. As a result, our business, results of operations or financial condition could be adversely affected.

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

For example, in connection with the acquisitions of Altor and Trapeze in 2010, we are now offering a virtualization security product and a WLAN product. Additionally, in 2011, we announced our new data center product, the QFabric™ solution, our mobility solutions with our MobileNext software and our Converged Supercore product, which converges the optical and packet layers of the network. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. In addition, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

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

From time to time, we receive notices of proposed adjustments from the IRS claiming that we owe additional taxes, plus interest and possible penalties. For example, we received two such notices in 2011 and one in 2009 for previous years based on transfer pricing transactions related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. We are assessing the notices we received in 2011, but we do not believe they are material. As a result of the proposed adjustment we received in 2009, the incremental tax liability would be approximately $807 million excluding interest and penalties. We believe the IRS' position with regard to these matters is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provisions for the years in question are appropriate. However, there can be no assurance that these matters will be resolved in our favor. Regardless of whether these matters are resolved in our favor, the final resolution of these matters could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for these matters, there is a possibility that an adverse outcome of these matters individually or in the aggregate could have a material effect on our results of operations and financial condition.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in December 2010 we acquired Altor and Trapeze, in July 2010 we acquired SMobile, and in April 2010 we acquired Ankeena. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement as well as securities laws, a description of one of the securities lawsuits can be found in Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may in the future be brought against us, our officers, and our directors will be resolved favorably or that tentative settlements will become final. Regardless of whether they are resolved, these lawsuits are, and any future lawsuits or threatened legal proceedings to which we, our officers, or our directors may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Legal proceedings, threatened legal proceedings or investigations, regardless of their ultimate outcome, could harm our reputation. Costs of defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

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

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business as we have in the 2010 fiscal year and in the first quarter of 2011. Conversely, during 2009, in response to downward trending industry and market conditions, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.

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

We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. We conduct significant sales and customer support operations directly and indirectly through our distributors and value-added resellers in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located outside of the United States. In addition, a portion of our R&D and our general and administrative operations are conducted outside the United States. In some countries, we may experience reduced intellectual property protection.

As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including changes in general IT spending, the imposition of government controls, changes or limitations in trade protection laws, other regulatory requirements, which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations. For example, revenue attributable to our customers in Japan generally accounts for five percent to eight percent of our revenue. Although we did not experience a significant negative impact to our revenue during first quarter of fiscal year 2011, the March 2011 earthquake and tsunami in Japan may adversely and unpredictably affect our customers and spending patterns in Japan in the short term. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

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

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. As of March 31, 2011, our goodwill was $3,927.3 million. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

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

At March 31, 2011, we had $2,944.4 million in cash and cash equivalents and $1,139.2 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes.

In March 2011, we issued senior unsecured notes for an aggregate principle amount of $1.0 billion. We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the senior notes. However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the senior notes) or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

The indenture that governs the senior notes also contains various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur liens;

•	incur sale and leaseback transactions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person

As a result of these covenants, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to enable compliance with these covenants to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the senior notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2011	840	$36.28	—	$755,072,731
February 1 - February 28, 2011	4,820,158	42.12	4,751,237	554,834,330
March 1 - March 31, 2011	52,246	40.54	—	554,834,330
Total	4,873,244	$42.10	4,751,237

________________________________

(1)
In February 2010, the Board approved a stock repurchase program (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company's common stock. During the three months ended March 31, 2011, the Company repurchased and retired an aggregate of 4,751,237 shares of common stock at an average price of $42.14 per share under the 2010 Stock Repurchase Program. Future share repurchases under the Company's 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. As of March 31, 2011, the 2010 Stock Repurchase Program had $554,834,330 remaining authorized funds available for future stock repurchases.

(2)
Amounts include repurchases under the Company's stock repurchase program and repurchases of the Company's common stock from its employees in connection with net issuance of shares to satisfy the employee tax withholding obligations for the vesting of certain restricted stock units and performance share awards. We repurchased 0.1 million shares of common stock from our employees in connection with net issuances during the three months ended March 31, 2011, at an average price of $40.43 per share. All shares of common stock that have been repurchased under the Company's stock repurchase programs and from its employees in connection with net issuances have been retired.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1
Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010)

4.1
Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

4.8	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.9	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 hereto)

4.10	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021 (incorporated by reference to Exhibit 4.8 hereto)

4.11	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041 (incorporated by reference to Exhibit 4.8 hereto)

10.1	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended February 9, 2011*

10.2
Description of Named Executive Officer Salary Increases (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011)

10.3
Description of the 2011 Executive Annual Incentive Plan (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

May 6, 2011	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 6, 2011	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1
Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010)

4.1
Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

4.8	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.9	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 hereto)

4.10	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021 (incorporated by reference to Exhibit 4.8 hereto)

4.11	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041 (incorporated by reference to Exhibit 4.8 hereto)

10.1	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended February 9, 2011*

10.2
Description of Named Executive Officer Salary Increases (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011)

10.3
Description of the 2011 Executive Annual Incentive Plan (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.