Form 10-Q
period 2011-06-30
JUNIPER NETWORKS INC
filed 2011-08-08
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
There were approximately 532,976,000 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Product	$891,428	$774,058	$1,768,868	$1,495,259
Service	229,116	204,242	453,288	395,659
Total net revenues	1,120,544	978,300	2,222,156	1,890,918
Cost of revenues:
Product	292,391	231,752	558,137	454,133
Service	105,987	86,610	205,968	164,826
Total cost of revenues	398,378	318,362	764,105	618,959
Gross margin	722,166	659,938	1,458,051	1,271,959
Operating expenses:
Research and development	257,250	224,768	519,229	431,762
Sales and marketing	246,635	202,303	492,926	394,678
General and administrative	44,260	45,880	89,184	89,018
Amortization of purchased intangible assets	1,332	1,204	2,876	2,341
Restructuring	(916)	264	(1,263)	8,369
Acquisition-related charges	2,685	541	6,786	541
Total operating expenses	551,246	474,960	1,109,738	926,709
Operating income	170,920	184,978	348,313	345,250
Other (expense) income, net	(13,688)	4,065	(20,150)	5,524
Income before income taxes and noncontrolling interest	157,232	189,043	328,163	350,774
Income tax provision	41,714	58,700	82,985	55,821
Consolidated net income	115,518	130,343	245,178	294,953
Adjust for net loss (income) attributable to noncontrolling interest	42	168	132	(1,327)
Net income attributable to Juniper Networks	$115,560	$130,511	$245,310	$293,626

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.22	$0.25	$0.46	$0.56
Diluted	$0.21	$0.24	$0.45	$0.55
Shares used in computing net income per share:
Basic	532,909	524,463	531,827	522,812
Diluted	546,452	538,947	547,729	537,989

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,838,066	$1,811,887
Short-term investments	631,781	474,514
Accounts receivable, net of allowances	488,037	596,622
Deferred tax assets, net	152,858	161,535
Prepaid expenses and other current assets	175,201	169,812
Total current assets	4,285,943	3,214,370
Property and equipment, net	544,389	493,881
Long-term investments	750,603	535,178
Restricted cash	93,173	119,346
Purchased intangible assets, net	136,736	121,803
Goodwill	3,927,883	3,927,807
Other long-term assets	54,390	55,466
Total assets	$9,793,117	$8,467,851
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$250,068	$292,270
Accrued compensation	216,490	256,746
Accrued warranty	38,066	35,931
Deferred revenue	707,422	660,264
Income taxes payable	32,248	25,000
Other accrued liabilities	185,054	201,765
Total current liabilities	1,429,348	1,471,976
Long-term debt	998,960	—
Long-term deferred revenue	222,802	224,165
Long-term income taxes payable	106,261	103,823
Other long-term liabilities	73,816	59,087
Commitments and Contingencies – See Note 15
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 532,524 shares and 525,378 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively	5	5
Additional paid-in capital	10,041,418	9,717,783
Accumulated other comprehensive income (loss)	10,770	(1,251)
Accumulated deficit	(3,090,731)	(3,108,337)
Total Juniper Networks stockholders' equity	6,961,462	6,608,200
Noncontrolling interest	468	600
Total equity	6,961,930	6,608,800
Total liabilities and equity	$9,793,117	$8,467,851

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$245,178	$294,953
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	82,649	72,748
Non-cash portion of share-based compensation	106,243	85,164
Deferred income taxes	8,677	(25,594)
Gain on equity investments	—	(3,232)
Excess tax benefits from share-based compensation	(43,331)	(28,287)
Amortization of debt issuance costs	273	—
Changes in operating assets and liabilities:
Accounts receivable, net	107,982	67,168
Prepaid expenses and other assets	6,408	(15,712)
Accounts payable	(34,051)	(6,331)
Accrued compensation	(38,756)	29,977
Accrued litigation settlements	—	(169,330)
Income tax payable	51,220	(683)
Other accrued liabilities	19,670	(4,987)
Deferred revenue	45,795	14,035
Net cash provided by operating activities	557,957	309,889

Cash flows from investing activities:
Purchases of property and equipment, net	(115,941)	(83,157)
Purchases of trading investments	(3,127)	(1,690)
Purchases of available-for-sale investments	(1,293,670)	(932,004)
Proceeds from sales of available-for-sale investments	685,258	354,890
Proceeds from maturities of available-for-sale investments	238,000	557,363
Payment for business acquisition, net of cash and cash equivalents acquired	(31,073)	(64,215)
Changes in restricted cash	(1,236)	(12,296)
Purchases of privately-held and other equity investments, net	(8,643)	(727)
Net cash used in investing activities	(530,432)	(181,836)

Cash flows from financing activities:
Proceeds from issuance of common stock	303,874	176,662
Purchases and retirement of common stock	(355,171)	(253,672)
Issuance of long-term debt, net	991,556	—
Change in customer financing arrangements	15,064	(20,967)
Excess tax benefit from share-based compensation	43,331	28,287
Return of capital to noncontrolling interest	—	(3,000)
Net cash provided by (used in) financing activities	998,654	(72,690)
Net increase in cash and cash equivalents	1,026,179	55,363
Cash and cash equivalents at beginning of period	1,811,887	1,604,723
Cash and cash equivalents at end of period	$2,838,066	$1,660,086

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2010, is derived from the December 31, 2010, audited consolidated financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

As of June 30, 2011, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. Effective July 2011, NSN and the Company have agreed to cease operation of and terminate the joint venture. The termination of this joint venture will not have a material effect on the Company's financial position or results of operations.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for fiscal years and interim periods, beginning after December 15, 2011. The Company's adoption of ASU 2011-05 will not have an impact on its consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards ("IFRS") and provides increased transparency around valuation inputs and investment categorization. This guidance is effective for fiscal years and interim periods, beginning after December 15, 2011. Early application by public companies is not permitted. The Company's adoption of ASU 2011-04 is not expected to have an impact on its consolidated results of operations or financial condition.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

In the first quarter of 2011, the Company completed two business combinations for cash of approximately $30.5 million. There were no acquisitions during the second quarter of 2011. Total purchase consideration for these acquisitions was allocated as follows (in millions):

2011 Acquisitions
Net tangible assets acquired	$1.7
Intangible assets acquired	28.4
Goodwill	0.4
Total	$30.5

The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is deductible for U.S. federal income tax purposes.

The following table presents details of the intangible assets acquired through the business combinations completed in the first quarter of 2011 (in millions, except years):

	2011 Acquisitions
	Estimated Useful Life (In Years)	Amount
Existing or Core technology	10	$21.9
Support agreements and related relationships	4	5.1
Patents	5	1.4
Total		$28.4

The Company recognized $4.2 million and $9.3 million of acquisition-related costs in the three and six months ended June 30, 2011, respectively, and $0.5 million in the three and six months ended June 30, 2010. These costs were expensed in the period incurred and reported in the Company's consolidated statement of operations within cost of revenues and operating expense as acquisition-related charges.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net income per share attributable to Juniper Networks common stockholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Juniper Networks	$115.6	$130.5	$245.3	$293.6
Denominator:
Weighted-average shares used to compute basic net income per share	532.9	524.5	531.8	522.8
Effect of dilutive securities:
Employee stock awards	13.6	14.4	15.9	15.2
Weighted-average shares used to compute diluted net income per share	546.5	538.9	547.7	538.0
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.22	$0.25	$0.46	$0.56
Diluted	$0.21	$0.24	$0.45	$0.55

Employee stock options, RSUs, and PSAs covering approximately 13.5 million and 44.8 million shares of the Company's common stock in the three and six months ended June 30, 2011, respectively, and 22.0 million and 22.4 million shares for the three and six months ended June 30, 2010, respectively, were outstanding, but were not included in the computation of diluted earnings per share. The Company excludes outstanding stock options with exercise prices that are greater than the average market price and RSUs with fair values that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable.

Note 5. Cash, Cash Equivalents, and Investments

Cash and Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in millions):

	As of
	June 30, 2011	December 31, 2010
Cash:
Demand deposits	$531.6	$413.0
Time deposits	551.0	273.3
Total cash	1,082.6	686.3
Cash equivalents:
U.S. government securities	—	76.7
Government-sponsored enterprise obligations	21.0	5.0
Commercial paper	—	4.0
Money market funds	1,734.5	1,039.9
Total cash equivalents	1,755.5	1,125.6
Total cash and cash equivalents	$2,838.1	$1,811.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Investments in Available-for-Sale and Trading Securities

The following table summarizes the Company's unrealized gains and losses, and fair value of investments designated as available-for-sale and trading securities, as of June 30, 2011, and December 31, 2010 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2011:
Fixed income securities:
U.S. government securities	$395.2	$0.1	$—	$395.3
Government-sponsored enterprise obligations	327.0	0.4	(0.1)	327.3
Foreign government debt securities	10.0	0.1	—	10.1
Certificates of deposit	44.3	—	—	44.3
Commercial paper	16.0	—	—	16.0
Asset-backed securities	110.8	0.1	—	110.9
Corporate debt securities	466.1	1.2	(0.1)	467.2
Total fixed income securities	1,369.4	1.9	(0.2)	1,371.1
Total available-for-sale securities	1,369.4	1.9	(0.2)	1,371.1
Trading securities (1)	11.3	—	—	11.3
Total	$1,380.7	$1.9	$(0.2)	$1,382.4

Reported as:
Short-term investments	$631.4	$0.4	$—	$631.8
Long-term investments	749.3	1.5	(0.2)	750.6
Total	$1,380.7	$1.9	$(0.2)	$1,382.4
________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefits, under the section Deferred Compensation Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Fixed income securities:
U.S. government securities	$158.2	$0.2	$—	$158.4
Government-sponsored enterprise obligations	213.8	0.4	(0.2)	214.0
Foreign government debt securities	46.8	0.2	—	47.0
Certificates of deposit	20.9	0.1	—	21.0
Commercial paper	9.5	—	—	9.5
Asset-backed securities	90.1	—	(0.1)	90.0
Corporate debt securities	459.7	2.2	(0.2)	461.7
Total fixed income securities	999.0	3.1	(0.5)	1,001.6
Total available-for-sale securities	999.0	3.1	(0.5)	1,001.6
Trading securities (1)	8.1	—	—	8.1
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

Reported as:
Short-term investments	$473.6	$0.9	$—	$474.5
Long-term investments	533.5	2.2	(0.5)	535.2
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefits, under the section Deferred Compensation Plan.

The following table presents the maturities of the Company's available-for-sale and trading securities, as of June 30, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$620.1	$0.4	$—	$620.5
Due between one and five years	749.3	1.5	(0.2)	750.6
No contractual maturity	11.3	—	—	11.3
Total	$1,380.7	$1.9	$(0.2)	$1,382.4

The following tables present the Company's trading and available-for sale investments that are in an unrealized loss position as of June 30, 2011, and December 31, 2010 (in millions):

	Less than 12 Months		Total (2)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2011
Corporate debt securities	$100.6	$(0.1)	$100.6	$(0.1)
U.S. government securities (1)	130.5	—	130.5	—
Government-sponsored enterprise obligations	153.7	(0.1)	153.7	(0.1)
Asset-backed securities (1)	47.8	—	47.8	—
Total	$432.6	$(0.2)	$432.6	$(0.2)
________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position as of June 30, 2011.

(2)	No investments were in an unrealized loss position for greater than 12 months as of June 30, 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2010
Corporate debt securities (1)	$104.3	$(0.2)	$28.8	$—	$133.1	$(0.2)
Government-sponsored enterprise obligations	57.8	(0.2)	—	—	57.8	(0.2)
Foreign government debt securities (1)	—	—	6.2	—	6.2	—
Commercial paper (1)	5.0	—	—	—	5.0	—
Asset-backed securities	54.7	(0.1)	—	—	54.7	(0.1)
Total	$221.8	$(0.5)	$35.0	$—	$256.8	$(0.5)
 ________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position as of December 31, 2010.

The Company had 84 and 73 investments in unrealized loss positions as of June 30, 2011, and December 31, 2010, respectively. The gross unrealized losses related to these investments were primarily due to changes in interest rates. For the fixed income securities that have unrealized losses, the Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2011, and December 31, 2010. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Restricted Cash

The Company classifies cash and investments as restricted cash on its condensed consolidated balance sheet for: (i) amounts held in escrow accounts, as required by certain acquisitions completed in 2005 and 2010; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust. During the three and six months ended June 30, 2011, the Company distributed approximately $10.5 million and $27.7 million of restricted cash, mainly related to the 2010 acquisitions.

In connection with the 2010 acquisition of Ankeena Networks, Inc. ("Ankeena"), the Company agreed to pay from escrow a total amount of $10.7 million, representing the cash value of unvested restricted shares of Ankeena common stock as of April 8, 2010, held by certain former Ankeena employees. Through June 30, 2011, the Company has released $7.0 million from escrow and expects to release the remaining $3.7 million from escrow over the next fifteen months as the restricted shares vest.

The following table summarizes the Company's cash and investments that are classified as restricted cash in the condensed consolidated balance sheets (in millions):

	As of
	June 30, 2011	December 31, 2010
Restricted cash:
Demand deposits	$1.3	$1.7
Total restricted cash	1.3	1.7
Restricted investments:
U.S. government securities	—	0.6
Corporate debt securities	2.1	2.7
Mutual funds	1.1	—
Money market funds	88.7	114.3
Total restricted investments	91.9	117.6
Total restricted cash and investments	$93.2	$119.3

As of June 30, 2011, and December 31, 2010, the unrealized gains and losses related to restricted investments were immaterial.

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

As of June 30, 2011, and December 31, 2010, the carrying values of the Company’s privately-held and other equity investments of $29.6 million and $22.1 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three and six months ended June 30, 2011, the Company invested $2.7 million and $8.7 million, respectively, in privately-held and other equity investments. During the three and six months ended June 30, 2010, the Company invested $0.5 million and $5.2 million in privately-held and other equity investments, respectively, and recognized a gain of $3.2 million from its minority equity investments in Ankeena upon the acquisition of Ankeena. There were no losses from the Company's privately-held and other equity investments during the three and six months ended June 30, 2011, and 2010.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets measured at fair value on a recurring basis and as reported in the condensed consolidated balance sheets (in millions):

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
U.S. government securities	$150.1	$245.2	$—	$395.3
Government-sponsored enterprise obligations	270.8	77.5	—	348.3
Foreign government debt securities	—	10.1	—	10.1
Commercial paper	—	16.0	—	16.0
Corporate debt securities (1)	—	469.3	—	469.3
Certificate of deposit	—	44.3	—	44.3
Asset-backed securities	—	110.9	—	110.9
Money market funds (2)	1,823.2	—	—	1,823.2
Total available-for-sale debt securities	2,244.1	973.3	—	3,217.4
Total available-for-sale securities	2,244.1	973.3	—	3,217.4
Trading securities:
Mutual funds (3)	12.4	—	—	12.4
Total trading securities	12.4	—	—	12.4
Derivative assets:
Foreign exchange contracts	—	2.3	—	2.3
Total derivative assets	—	2.3	—	2.3
Total assets measured at fair value	$2,256.5	$975.6	$—	$3,232.1
________________________________

(1)	Balance includes $2.1 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(2)	Balance includes $88.7 million of restricted investments measured at fair market value, related to the Company's D&O trust.

(3)	Balance includes $1.1 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,734.5	$21.0	$—	$1,755.5
Short-term investments	139.6	492.2	—	631.8
Long-term investments	292.6	458.0	—	750.6
Restricted cash	89.8	2.1	—	91.9
Prepaid expenses and other current assets	—	2.3	—	2.3
Total assets measured at fair value	$2,256.5	$975.6	$—	$3,232.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
U.S. government securities (1)	$54.9	$180.8	$—	$235.7
Government-sponsored enterprise obligations	208.9	10.1	—	219.0
Foreign government debt securities	21.0	26.0	—	47.0
Commercial paper	—	13.5	—	13.5
Corporate debt securities (2)	2.7	461.7	—	464.4
Certificate of deposit	—	21.0	—	21.0
Asset-backed securities	—	90.0	—	90.0
Money market funds (3)	1,154.2	—	—	1,154.2
Total available-for-sale debt securities	1,441.7	803.1	—	2,244.8
Total available-for-sale securities	1,441.7	803.1	—	2,244.8
Trading securities:
Mutual funds	8.1	—	—	8.1
Total trading securities	8.1	—	—	8.1
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total derivative assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3
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

As of June 30, 2011, and December 31, 2010, the Company had $0.1 million and $2.6 million, respectively, of derivative liabilities measured at fair value on a recurring basis. The Company recorded the derivative liabilities, which related to its foreign exchange contracts, within other accrued liabilities in its condensed consolidated balance sheets. These liabilities were measured using significant other observable remaining inputs (Level 2) pursuant to the fair value hierarchy.

The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and six months ended June 30, 2011, and 2010 the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2011, and December 31, 2010, the Company had no material assets or liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is disclosed in Note 9, Financing, and was determined using quoted market prices (Level 1).

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the Company's goodwill activities by segment in the six months ended June 30, 2011 (in millions):

	Infrastructure	SLT	Total
Balance as of January 1, 2011
Goodwill	$1,643.4	$3,564.4	$5,207.8
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at January 1, 2011	1,643.4	2,284.4	3,927.8
Adjustments to goodwill	(0.3)	—	(0.3)
Goodwill acquired during the six months ended June 30, 2011	0.4	—	0.4
Balance as of June 30, 2011
Goodwill	1,643.5	3,564.4	5,207.9
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at June 30, 2011	$1,643.5	$2,284.4	$3,927.9

The adjustments to goodwill during the six months ended June 30, 2011, were related to adjustments in net tangible assets assumed from certain businesses acquired in 2010. There were no impairments to goodwill during the three and six months ended June 30, 2011, and 2010.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Purchased Intangible Assets

Changes to the Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Net
As of June 30, 2011:
Intangible assets with finite lives:
Technologies and patents	$494.4	$(392.6)	$101.8
Other	91.5	(64.5)	27.0
Total intangible assets with finite lives	585.9	(457.1)	128.8
IPR&D with indefinite lives	7.9	—	7.9
Total purchased intangible assets	$593.8	$(457.1)	$136.7

As of December 31, 2010:
Intangible assets with finite lives:
Technologies and patents	$471.1	$(381.4)	$89.7
Other	86.4	(62.2)	24.2
Total intangible assets with finite lives	557.5	(443.6)	113.9
IPR&D with indefinite lives	7.9	—	7.9
Total purchased intangible assets	$565.4	$(443.6)	$121.8

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $6.8 million and $1.5 million for the three months ended June 30, 2011, and 2010, respectively, and $13.5 million and approximately $2.6 million for the six months ended June 30, 2011, and 2010, respectively. There were no impairment charges with respect to the purchased intangible assets in the three and six months ended June 30, 2011, and 2010.

During the six months ended June 30, 2011, $28.4 million of purchased intangible assets were added as a result of acquisitions completed during the first quarter of 2011. During the three and six months ended June 30, 2010, the Company added $12.2 million of purchased intangible assets as a result of acquisitions completed during 2010.

Acquired in-process research and development (“IPR&D”) consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use. After initial recognition, acquired IPR&D assets are accounted for as indefinite-lived intangible assets. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired IPR&D assets are considered amortizable finite-lived assets. If the IPR&D project is abandoned, the Company writes off the related purchased intangible asset in the period it is abandoned.

The estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2011 (remaining six months)	$13.3
2012	26.4
2013	26.1
2014	24.3
2015	19.3
Thereafter	19.4
Total	$128.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 8. Other Financial Information

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$38.3	$37.8	$35.9	$38.2
Provisions made during the period, net	12.4	12.1	27.7	24.2
Change in estimate	(2.1)	(0.1)	(2.9)	(0.6)
Actual costs incurred during the period	(10.5)	(11.5)	(22.6)	(23.5)
Ending balance	$38.1	$38.3	$38.1	$38.3

Deferred Revenue

Details of the Company's deferred revenue were as follows (in millions):

	As of
	June 30, 2011	December 31, 2010
Deferred product revenue:
Undelivered product commitments and other product deferrals	$288.7	$294.1
Distributor inventory and other sell-through items	138.6	143.4
Deferred gross product revenue	427.3	437.5
Deferred cost of product revenue	(134.8)	(148.8)
Deferred product revenue, net	292.5	288.7
Deferred service revenue	637.7	595.7
Total	$930.2	$884.4
Reported as:
Current	$707.4	$660.2
Long-term	222.8	224.2
Total	$930.2	$884.4

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

Restructuring Liabilities

In 2009, the Company implemented a restructuring plan (the “2009 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The plan included restructuring of certain business functions that resulted in reductions of workforce and facilities. The Company adjusted its restructuring liability by $0.9 million and $1.3 million, in the three and six months ended June 30, 2011, respectively, primarily due to the lease termination of a restructured facility, and recorded $0.3 million and $8.4 million within restructuring in the condensed consolidated statements of operations during the three and six months ended June 30, 2010, respectively, in connection with the 2009 Restructuring Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Restructuring charges were based on the Company's restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. The following table provides a summary of changes in the Company’s restructuring liability (in millions):

	Remaining Liability as of December 31, 2010	Charges	Cash payments	Adjustments	Remaining Liability as of June 30, 2011
Facilities	$7.7	$—	$(4.9)	$(1.3)	$1.5
Severance, contractual commitments, and other charges	0.2	—	—	—	0.2
Total	$7.9	$—	$(4.9)	$(1.3)	$1.7

Other Expense and Income, Net

Other expense and income, net, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$2.6	$2.7	$5.0	$5.1
Interest expense	(15.2)	(2.0)	(21.6)	(3.6)
Other	(1.1)	3.4	(3.5)	4.0
Other (expense) income, net	$(13.7)	$4.1	$(20.1)	$5.5

Interest income primarily includes interest income from the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest expense from long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

Note 9. Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of
	June 30, 2011
	Amount	Effective Interest Rate
Senior notes:
3.10% fixed-rate notes, due 2016	$300.0	3.12%
4.60% fixed-rate notes, due 2021	300.0	4.63%
5.95% fixed-rate notes, due 2041	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(1.0)
Total	$999.0

In March 2011, the Company issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 (the "2016 notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 (the "2021 notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 (the "2041 notes" and, together with the 2016 notes and the 2021 notes the "notes"). Interest on the notes is payable in cash semiannually. The Company may redeem the notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the notes may require to the Company to repurchase for cash all or part of the notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any. The indenture that governs the notes also contains various

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

The effective rates for the notes include the interest on the notes, accretion of the discount, and amortization of issuance costs. At June 30, 2011, the estimated fair value of the notes included in long-term debt was approximately $1,025.3 million based on quoted market prices (Level 1). The Company had no such debt at December 31, 2010.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $224.2 million and $156.2 million during the three months ended June 30, 2011, and 2010, respectively, and $399.0 million and $282.4 million during the six months ended June 30, 2011, and 2010, respectively.

The Company received cash proceeds from the financing provider of $207.6 million and $137.6 million during the three months ended June 30, 2011, and 2010, respectively, and $401.9 million and $276.5 million during the six months ended June 30, 2011, and 2010, respectively. The amounts owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of June 30, 2011, and December 31, 2010, was $116.4 million and $127.4 million, respectively.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet. As of June 30, 2011, and December 31, 2010, the estimated cash received from the financing provider not recognized as revenue from distributors was $64.2 million and $49.1 million, respectively.

Note 10. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	June 30, 2011	December 31, 2010
Cash flow hedges	$139.1	$110.4
Non-designated hedges	151.1	74.4
Total	$290.2	$184.8

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

reclassified into earnings within the next 12 months.

The total fair value of the Company’s derivative assets located in other current assets on the condensed consolidated balance sheet as of June 30, 2011, and December 31, 2010, was $2.3 million and $0.4 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities on the condensed consolidated balance sheet as of June 30, 2011, and December 31, 2010, was $0.1 million and $2.6 million, respectively.

During the three and six months ended June 30, 2011, the Company recognized a gain of $1.9 million and $7.1 million, respectively, in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $1.7 million and $2.2 million, respectively, from other comprehensive income to operating expense in the condensed consolidated statements of operations. The Company recognized a loss of $2.9 million and $4.5 million, respectively, in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a loss of $2.6 million and $3.2 million, respectively, from other comprehensive loss to operating expense in the condensed consolidated statements of operations during the three and six months ended June 30, 2010.

The ineffective portion of the Company's derivative instruments recognized in its condensed consolidated statements of operations was $0.2 million and $0.5 million during the three and six months ended June 30, 2011, respectively, and nil during the three and six months ended June 30, 2010.

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

During the three and six months ended June 30, 2011, the Company recognized a net gain on non-designated derivative instruments within other expense and income, net, on its condensed consolidated statements of operations of $0.4 million and $0.2 million, respectively. The Company recognized a loss of $1.0 million and $1.4 million on non-designated derivative instruments within other expense and income, net, on its condensed consolidated statements of operations during the three and six months ended June 30, 2010, respectively.

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

The Company repurchased and retired approximately 3.9 million shares of its common stock at an average price of $38.94 per share for an aggregate purchase price of $150.0 million during the three months ended June 30, 2011, and approximately 8.6 million shares of its common stock at an average price of $40.71 per share for an aggregate purchase price of $350.2 million during the six months ended June 30, 2011, under its 2010 Stock Repurchase Program. The Company repurchased and retired approximately 6.5 million shares of its common stock at an average price of $27.33 per share for an aggregate purchase price of $177.4 million during the three months ended June 30, 2010, and approximately 9.2 million shares of its common stock at an average price of $27.24 for an aggregate purchase price of $251.8 million during the six months ended June 30, 2010, under its 2008 Stock Repurchase Program. There were no remaining authorized funds under the 2008 Stock Repurchase Program and $404.8 million remaining authorized funds under the 2010 Stock Repurchase Program as of June 30, 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Comprehensive Income Attributable to Juniper Networks

Comprehensive income attributable to Juniper Networks consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated net income	$115.5	$130.3	$245.2	$295.0
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on investments, net of tax of nil	(1.5)	(1.3)	2.9	(1.7)
Change in foreign currency translation adjustment, net of tax of nil	2.6	(4.8)	9.2	(7.5)
Total other comprehensive income (loss), net of tax	1.1	(6.1)	12.1	(9.2)
Consolidated comprehensive income	116.6	124.2	257.3	285.8
Adjust for comprehensive loss (income) attributable to noncontrolling interest, net of tax	0.1	0.2	0.1	(1.3)
Comprehensive income attributable to Juniper Networks	$116.7	$124.4	$257.4	$284.5

The following table summarizes equity activity for the three and six months ended June 30, 2011 (in millions):

	Common Stock & Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2010	$9,717.8	$(1.3)	$(3,108.3)	$0.6	$6,608.8
Consolidated net income	—	—	129.8	(0.1)	129.7
Change in unrealized gain on investments, net of tax of nil	—	4.4	—	—	4.4
Change in foreign currency translation adjustment, net of tax of nil	—	6.6	—	—	6.6
Issuance of shares in connection with Employee Stock Purchase Plan	23.7	—	—	—	23.7
Exercise of stock options by employees	241.7	—	—	—	241.7
Repurchase and retirement of common stock	(70.3)	—	(129.9)	—	(200.2)
Repurchases related to net issuances	(1.8)	—	(3.1)	—	(4.9)
Share-based compensation expense	47.6	—	—	—	47.6
Adjustment related to tax benefit from employee stock option plans	39.4	—	—	—	39.4
Balance at March 31, 2011	9,998.1	9.7	(3,111.5)	0.5	6,896.8
Consolidated net income	—	—	115.6	(0.1)	115.5
Change in unrealized loss on investments, net of tax of nil	—	(1.5)	—	—	(1.5)
Change in foreign currency translation adjustment, net of tax of nil	—	2.6	—	—	2.6
Exercise of stock options by employees	37.9	—	—	—	37.9
Repurchase and retirement of common stock	(55.2)	—	(94.8)	—	(150.0)
Share-based compensation expense	58.6	—	—	—	58.6
Adjustment related to tax benefit from employee stock option plans	2.0	—	—	—	2.0
Balance at June 30, 2011	$10,041.4	$10.8	$(3,090.7)	$0.4	$6,961.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity activity for the three and six months ended June 30, 2010 (in millions):

	Common Stock & Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2009	$9,060.1	$(1.4)	$(3,236.5)	$2.6	$5,824.8
Consolidated net income	—	—	163.1	1.5	164.6
Change in unrealized loss on investments, net of tax of nil	—	(0.4)	—	—	(0.4)
Change in foreign currency translation adjustment, net of tax of nil	—	(2.7)	—	—	(2.7)
Issuance of shares in connection with Employee Stock Purchase Plan	20.8	—	—	—	20.8
Exercise of stock options by employees	101.2	—	—	—	101.2
Return of capital to noncontrolling interest	—	—	—	(2.0)	(2.0)
Repurchase and retirement of common stock	(5.7)	—	(68.7)	—	(74.4)
Repurchases related to net issuances	—	—	(1.8)	—	(1.8)
Share-based compensation expense	40.6	—	—	—	40.6
Adjustment related to tax benefit from employee stock option plans	50.6	—	—	—	50.6
Balance at March 31, 2010	9,267.6	(4.5)	(3,143.9)	2.1	6,121.3
Consolidated net income	—	—	130.5	(0.2)	130.3
Change in unrealized loss on investments, net of tax of nil	—	(1.3)	—	—	(1.3)
Change in foreign currency translation adjustment, net of tax of nil	—	(4.8)	—	—	(4.8)
Exercise of stock options by employees	53.7	—	—	—	53.7
Return of capital to noncontrolling interest	—	—	—	(1.0)	(1.0)
Shares assumed in connection with business acquisition	2.3	—	—	—	2.3
Repurchase and retirement of common stock	(9.1)	—	(168.3)	—	(177.4)
Share-based compensation expense	43.3	—	—	—	43.3
Adjustment related to tax benefit from employee stock option plans	5.4	—	—	—	5.4
Balance at June 30, 2010	$9,363.2	$(10.6)	$(3,181.7)	$0.9	$6,171.8

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

The 2006 Plan, adopted and approved by the Company’s stockholders in May 2006, had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. In the second quarters of 2010 and 2011 the Company’s stockholders’ approved amendments to the 2006 Plan that increased the number of shares reserved for issuance thereby increasing the authorized share reserve by 30.0 million shares

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

in May 2010 and 2011. As of June 30, 2011, the 2006 Plan had 59.0 million shares subject to currently outstanding equity awards and 42.6 million shares available for future issuance.

In connection with past acquisitions, the Company assumed stock option and RSU awards under the stock plans of the acquired companies. The Company exchanged those awards for Juniper Networks' stock options and RSUs. As of June 30, 2011, stock options and RSUs covering approximately 1.6 million shares of common stock were outstanding under awards assumed through the Company's past acquisitions.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant. The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2011 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	49.4	$21.90
Options granted	4.5	41.10
Options canceled	(1.0)	25.17
Options exercised	(13.0)	21.52
Options expired	(0.2)	48.40
Balance at June 30, 2011	39.7	$23.98	4.2	$345.0

As of June 30, 2011:
Vested or expected-to-vest options	37.3	$23.52	4.1	$334.6
Exercisable options	24.0	$21.05	3.3	$253.0

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $31.50 per share as of June 30, 2011, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $29.5 million and $240.9 million for the three and six months ended June 30, 2011, respectively. Total fair value of options vested for the three and six months ended June 30, 2011, was $18.6 million and $46.2 million, respectively.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company’s RSU and PSA activity and related information as of and for the six months ended June 30, 2011 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	14.2	$25.94
RSUs granted	4.2	39.76
PSAs granted (1)	3.8	41.13
RSUs vested	(1.3)	22.50
PSAs vested	(0.6)	25.45
RSUs canceled	(0.3)	29.56
PSAs canceled	(0.7)	27.41
Balance at June 30, 2011:	19.3	$32.04	1.9	$616.1

As of June 30, 2011:
Vested and expected-to-vest RSUs and PSAs	16.4	$31.60	1.8	$516.0
________________________________

(1)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 1.8 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 3.8 million shares.

Employee Stock Purchase Plan

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Under the 2008 Purchase Plan, employees purchased approximately 1.0 million shares at an average per share price of $23.89 in the six months ended June 30, 2011, and approximately 1.0 million shares of common stock at an average price of $21.11 per share in the six months ended June 30, 2010. There were no purchases under the 2008 Purchase plan in the three months ended June 30, 2011, and 2010.

As of June 30, 2011, approximately 4.6 million shares had been issued and 7.4 million shares remained available for future issuance under the 2008 Purchase Plan.

Shares Available for Grant

The following table presents the stock grant activity and the total number of shares available for grant under the 2006 Plan as of June 30, 2011 (in millions):

Number of Shares
Balance at January 1, 2011	30.7
Additional authorized share reserve approved by stockholders	30.0
RSUs and PSAs granted (1)	(16.9)
Options granted	(4.5)
RSUs and PSAs canceled (1)	2.1
Options canceled (2)	1.0
Options expired (2)	0.2
Balance at June 30, 2011	42.6
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Common Stock Reserved for Future Issuance

As of June 30, 2011, the Company had reserved an aggregate of approximately 109.0 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.

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

The assumptions used and the resulting estimates of fair value for employee stock options and the employee stock purchase plan during the three and six months ended June 30, 2011, and 2010 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee Stock Options:
Volatility factor	41% - 42%	33% - 41%	41% - 42%	33% - 41%
Risk-free interest rate	1.2% - 1.7%	1.7% - 2.2%	1.2% - 1.9%	1.7% - 2.2%
Expected life (years)	4.1	4.3	4.1	4.3
Dividend yield	—	—	—	—
Fair value per share	$10.12- $13.65	$7.83 - $30.36	$10.12- $15.22	$7.83 - $30.36

Employee Stock Purchase Plan:
Volatility factor	33%	35%	33%	35%
Risk-free interest rate	1.8%	1.7%	1.8%	1.7%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$9.07	$6.19	$9.07	$6.19

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs is recorded in the following cost and expense categories for the three and six months ended June 30, 2011, and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues - Product	$1.2	$1.0	$2.2	$2.1
Cost of revenues - Service	4.4	3.2	8.4	6.7
Research and development	26.6	18.7	48.9	35.7
Sales and marketing	19.2	13.9	32.4	25.6
General and administrative	8.7	7.8	17.3	15.1
Total	$60.1	$44.6	$109.2	$85.2

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options	$19.9	$20.8	$39.6	$40.9
Assumed options	—	0.6	—	0.6
RSUs and PSAs	34.5	19.2	58.0	35.5
Assumed RSUs	—	0.5	—	0.5
Employee stock purchase plan	4.2	2.2	8.6	6.4
Other acquisition-related compensation	1.5	1.3	3.0	1.3
Total	$60.1	$44.6	$109.2	$85.2

As of June 30, 2011, approximately $121.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.5 years while approximately $277.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.4 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirements, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $4.7 million and $9.8 million in the three and six months ended June 30, 2011, respectively, and $3.5 million and $7.5 million in the three and six months ended June 30, 2010, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments, and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded as operating expenses in the condensed consolidated results of operations. The deferred compensation liability under the NQDC plan was approximately $11.3 million and $8.1 million as of June 30, 2011, and December 31, 2010, respectively. For additional information regarding the Company's NQDC, see Note 5, Cash, Cash Equivalents, and Investments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 13. Segments

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. The Company’s operations are organized into two reportable segments: Infrastructure and Service Layer Technology ("SLT"). The Infrastructure segment consists of routing and switching products and services. Routing includes products and services from the E, M, MX, PTX, and T Series router families, QFabric, as well as network application platform, Junos Space. Switching primarily consists of products and services for EX Series and wireless local area network solutions. The SLT segment includes SRX services and vGW virtual gateways, Firewall virtual private network systems and appliances, secure socket layer virtual private network appliances, the J Series router product family, intrusion detection and prevention appliances, wide area network optimization platforms, and Junos Pulse.

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

The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Infrastructure:
Routers	$761.5	$628.1	$1,510.5	$1,229.5
Switches	122.5	92.3	228.3	169.5
Total Infrastructure	884.0	720.4	1,738.8	1,399.0
SLT	236.5	257.9	483.4	491.9
Total net revenues	1,120.5	978.3	2,222.2	1,890.9
Segment operating income:
Infrastructure	209.7	181.2	419.1	357.7
SLT	32.5	52.6	68.9	87.7
Total segment operating income	242.2	233.8	488.0	445.4
Amortization of purchased intangible assets (1)	(6.8)	(1.5)	(13.5)	(2.6)
Share-based compensation expense	(60.1)	(44.6)	(109.2)	(85.2)
Share-based payroll tax expense	(1.1)	(1.9)	(9.0)	(3.4)
Restructuring	0.9	(0.3)	1.3	(8.4)
Acquisition-related charges (2)	(4.2)	(0.5)	(9.3)	(0.5)
Total operating income	170.9	185.0	348.3	345.3
Other (expense) income, net	(13.7)	4.0	(20.1)	5.5
Income before income taxes and noncontrolling interest	$157.2	$189.0	$328.2	$350.8
________________________________

(1)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.

(2)	Amount includes acquisition-related costs in operating expenses and in cost of revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Depreciation expense allocated to the Infrastructure segment was $26.9 million and $52.6 million in the three and six months ended June 30, 2011, respectively, and $26.4 million and $51.1 million in three and six months ended June 30, 2010, respectively. Depreciation expense allocated to the SLT segment was $8.2 million and $16.5 million in the three and six months ended June 30, 2011, respectively, and $9.6 million and $19.1 million in the three and six months ended June 30, 2010, respectively.

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas:
United States	$523.9	$439.9	$1,049.9	$886.8
Other	54.8	54.3	110.4	95.9
Total Americas	578.7	494.2	1,160.3	982.7
Europe, Middle East, and Africa	329.0	289.5	629.0	553.6
Asia Pacific	212.8	194.6	432.9	354.6
Total	$1,120.5	$978.3	$2,222.2	$1,890.9

During the three and six months ended June 30, 2011, no single customer accounted for 10% or more of net revenues. During the three months ended June 30, 2010, no single customer accounted for 10% or more of net revenues, and during the six months ended June 30, 2010, Verizon accounted for 10.7% of net revenues.

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of June 30, 2011, and December 31, 2010, were attributable to U.S. operations. As of June 30, 2011, and December 31, 2010, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 80%. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14. Income Taxes

The Company recorded a tax provision of $41.7 million and $83.0 million for the three and six months ended June 30, 2011, or effective tax rates of 26.5% and 25.3%, respectively. The Company recorded a tax provision of $58.7 million and $55.8 million for the three and six months ended June 30, 2010, or effective tax rates of 31.0% and 16.0%, respectively.

The effective tax rate for the three and six months ended June 30, 2011, differs from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for the three months ended June 30, 2010, differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for the six months ended June 30, 2010, differs from the federal statutory rate of 35% primarily due to a $54.1 million income tax benefit resulting from a change in the Company's estimate of unrecognized tax benefits related to share-based compensation and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The tax benefit for the three and six months ended June 30, 2010 was partially offset by charges for increases in the valuation allowance against the California deferred tax assets of approximately $2.7 million and $5.2 million, respectively.

The gross unrecognized tax benefits increased by approximately $2.2 million for the six months ended June 30, 2011.

The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2004 through 2006 tax years, and the France tax authorities for the 2007 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other income tax examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of June 30, 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

In May 2011, as part of the 2005 and 2006 IRS audit, the Company received a proposed adjustment related to its intercompany R&D cost sharing arrangement for the license of intangibles acquired in 2005. In 2009, as part of the 2004 IRS audit, the Company received a similar proposed adjustment related to the license of intangibles acquired in 2004. In December 2008, the Company received a proposed adjustment from the India tax authorities related to the 2004 tax year.

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

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $4.7 million within the next twelve months due to lapses of applicable statutes of limitation in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

Note 15. Commitments and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of June 30, 2011 (in millions):

	Total	2011	2012	2013	2014	2015	Thereafter	Other
Operating leases	$342.1	$27.7	$51.4	$43.9	$58.1	$48.6	$112.4	$—
Purchase commitments	151.7	151.7	—	—	—	—	—	—
Tax liabilities	106.3	—	—	—	—	—	—	106.3
Long-term debt	1,000.0	—	—	—	—	—	1,000.0	—
Interest payment on long-term debt	900.2	27.1	46.9	46.9	46.9	46.9	685.5	—
Other contractual obligations	83.9	65.6	8.5	4.8	3.0	2.0	—	—
Total	$2,584.2	$272.1	$106.8	$95.6	$108.0	$97.5	$1,797.9	$106.3

Operating Leases

The Company leases its facilities under operating leases that expire at various times, the longest of which expires on November 22, 2022. Future minimum payments under the non-cancelable operating leases totaled $342.1 million as of June 30, 2011. Rent expense was $17.8 million and $32.6 million for the three and six months ended June 30, 2011, respectively, and $13.7 million and $27.8 million for the three and six months ended June 30, 2010, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of June 30, 2011, there were NCNR component orders placed by the contract manufacturers with a value of $151.7 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of June 30, 2011, the Company had accrued $12.9 million based on its estimate of such charges.

Tax Liabilities

As of June 30, 2011, the Company had $106.3 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $106.3 million in liability due to uncertainties in the timing of tax audit outcomes.

Long-Term Debt and Interest Payment on Long-Term Debt

As of June 30, 2011, the Company held long-term debt with a carrying value of $999.0 million. Of these notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at 5.95%. Interest on the notes is payable semiannually. See Note 9, Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of June 30, 2011, other contractual obligations primarily consisted of $39.3 million in indemnity-related and service related escrows, required by certain acquisitions completed in 2005 and 2010, and other miscellaneous commitments.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, and standby letters of credit for certain lease facilities. As of June 30, 2011, and December 31, 2010, the Company had $23.2 million and $21.6 million, respectively, in guarantees and standby letters of credit.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The parties have reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case. In October 2009, the Court entered an Opinion and Order granting final approval of the settlement. Certain objectors appealed. A number of the appeals have been dismissed. In May 2011, the appellate court issued an order remanding the remaining appeals to the district court for additional determinations.

IRS Notices of Proposed Adjustments

In May 2011, as a result of its audit of the Company's U.S. federal income tax returns for the 2005 and 2006 fiscal years, the IRS issued a Preliminary Notice of Deficiency (“PNOD”) regarding the Company's transfer pricing transactions under its intercompany R&D cost sharing arrangement related to the license of intangibles acquired in 2005. The asserted changes would affect the Company's income tax liabilities for tax years subsequent to 2005. Because of the PNOD, the estimated incremental tax liabilities for all relative tax years would be approximately $92.0 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS.

In 2009, the Company received a PNOD from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The asserted changes to the Company's 2004 tax year would affect the Company's income tax liabilities in tax years subsequent to 2003. Because of the PNOD, the estimated incremental tax liability would be approximately $807 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS, which has been referred to the Appeals Division of the IRS. An Appeals conference has been scheduled.

The Company strongly believes the IRS' position with regard to transfer pricing transactions for the Company's 2004 through 2006 fiscal years are inconsistent with applicable tax laws, judicial precedent and existing Treasury regulations, and that the Company's previously reported income tax provisions for the years in question are appropriate. However, there can be no assurance that these matters will be resolved in the Company's favor. Regardless of whether these matters are resolved in the Company's favor, the final resolution of these matters could be expensive and time-consuming to defend and/or settle. While the Company believes it has provided adequately for these matters, there is still a possibility that an adverse outcome from these matters could have a material effect on its results of operations and financial condition.

In September 2008, as part of its ongoing audit of the U.S. federal income tax return for the 2004 fiscal year, the IRS issued a Notice of Proposed Adjustment (“NOPA”) regarding the Company's business credits. The Company believes that it has adequately provided for any reasonable foreseeable outcome related to this proposed adjustment.

The Company has not reached a final resolution with the IRS on an adjustment the IRS proposed for the 1999 and 2000 tax years. The Company is also under routine examination by certain state and non-U.S. tax authorities. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these audits.

Note 16. Subsequent Events

Stock Repurchases

Subsequent to June 30, 2011, through the filing of this report, the Company repurchased and retired approximately 2.8 million shares of its common stock for approximately $66.0 million under its 2010 Stock Repurchase program at an average purchase price of $23.16 per share. The Company's 2010 Stock Repurchase Program had remaining authorized funds of $338.8 million as of the report filing date. The amount and timing of purchases under the Company's 2010 Stock Repurchase Program depend on various circumstances and will be made from time to time, as advisable under the circumstances, and as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided a summary of our business and market environment along with a financial results overview. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited condensed consolidated financial statements and notes included in Item 1 of Part I of this report.

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

Over the past two years we have aligned our organization around a common vision for the new network. We are dedicated to uncovering new ideas and innovations that will serve the exponential demands of the networked world. To do this we will continue to build solutions that center on simplification, automation, and open innovation.

We delivered solid year-on-year revenue growth of 15% in the second quarter of 2011, led by revenue from our routing and switching products, partially offset by a decrease in SLT revenue and an expected decrease in revenue from Japan. Although strong, our results for the quarter were short of our expectations due primarily to slower than expected improvement in the macro environment and lower than expected demand for our SLT products.

As we head into the second half of the year, there are some indicators that give us reason for caution as well as some signs that make us optimistic looking forward. The macro economy may impact enterprise and public sector spending in the near-term and we are unclear about how quickly Japan will shift focus to capital investment in new projects. Also, service provider capital spending guidance for the second half of the year is lower than historical seasonal patterns. Nevertheless, the underlying growth trends for mobile Internet and cloud computing are intact and we are on a path to release a number of new products in late 2011 and early 2012. We had good design wins in the first half of 2011 with MediaFlow, Pulse, and core router products, and expect further wins in upcoming quarters with revenues later in the year as the deployments of these design wins start to roll out. We see continued growth in our routing and switching business which is creating momentum ahead of new product introductions, which set us up well for the future. Finally, we believe the long-term demand for networking, mobile Internet, and cloud computing remain strong and will continue to drive customer demand.

Financial Results Overview

Our financial highlights for the three and six months ended June 30, 2011, and 2010 are as follows (in millions, except per share amounts and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	%Change	2011	2010	$ Change	%Change
Net revenues	$1,120.5	$978.3	$142.2	15%	$2,222.2	$1,890.9	$331.3	18%

Operating income	$170.9	$185.0	$(14.1)	(8)%	$348.3	$345.3	$3.0	1%
Percentage of net revenues	15.3%	18.9%			15.7%	18.3%
Net income attributable to Juniper Networks	$115.6	$130.5	$(14.9)	(11)%	$245.3	$293.6	$(48.3)	(16)%
Percentage of net revenues	10.3%	13.3%			11.0%	15.5%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.22	$0.25	$(0.03)	(12)%	$0.46	$0.56	$(0.10)	(18)%
Diluted	$0.21	$0.24	$(0.03)	(13)%	$0.45	$0.55	$(0.10)	(18)%

Operating Cash Flows	$318.3	$221.3	$97.0	44%	$558.0	$309.9	$248.1	80%

•
Net Revenues: Our net revenues increased across all three geographic regions in which we do business, the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”), and in both the service provider and enterprise markets in the three and six months ended June 30, 2011, compared to the same periods in 2010. These increases were primarily due to increased sales of our MX Series routers and EX Series switching products and related services.

•	Book-to-Bill: Book-to-bill was less than one as of June 30, 2011, and greater than one as of June 30, 2010.

•
Operating Income: Our operating income decreased as a percentage of revenues in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increased expenses attributable to our investments in Sales and Marketing and Research and Development ("R&D") and a lower gross margin which was largely driven by changes in product mix.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stockholders: The decrease in net income attributable to Juniper Networks in the three and six months ended June 30, 2011, compared to the same periods in 2010, reflects the lower operating income discussed above, as well as higher interest expense that was primarily due to the interest on our recently issued long-term debt. Additionally, the 2010 six-month period was benefited by a $54.1 million non-recurring income tax benefit.

•
Operating Cash Flows: Operating cash flows increased in both the three and six months ended June 30, 2011 compared to the same periods in 2010. Included in the operating cash flows for the six months ended June 30, 2010 was a $169.3 million outflow related to a litigation settlement payment.

•
Deferred Revenue: Total deferred revenue increased $45.8 million to $930.2 million as of June 30, 2011, compared to $884.4 million as of December 31, 2010, reflecting increases in both deferred service and, to a lesser extent, deferred product revenue.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 3.9 million shares of our common stock on the open market at an average price of $38.94 per share for an aggregate purchase price of $150.0 million during the three months ended June 30, 2011, and approximately 8.6 million shares of our common stock at an average price of $40.71 per share for an aggregate purchase price of $350.2 million during the six months ended June 30, 2011.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue recognition;

•	Contract Manufacturer Liabilities;

•	Warranty Costs;

•	Goodwill and Purchased Intangible Assets;

•	Share-Based Compensation;

•	Income Taxes; and

•	Loss Contingencies.

During the first half of fiscal 2011, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, for a complete discussion of our critical accounting policies and estimates.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Net revenues:
Product	$891.4	$774.1	$117.3	15%	$1,768.9	$1,495.2	$273.7	18%
Percentage of net revenues	79.6%	79.1%			79.6%	79.1%
Service	229.1	204.2	24.9	12%	453.3	395.7	57.6	15%
Percentage of net revenues	20.4%	20.9%			20.4%	20.9%
Total net revenues	$1,120.5	$978.3	$142.2	15%	$2,222.2	$1,890.9	$331.3	18%

The increase in product and service revenues in the three and six months ended June 30, 2011, was due to strength in all three geographic regions, the Americas, EMEA and APAC. The increase in product revenues was largely attributable to increased sales of our MX Series products to service provider customers and switching products to both enterprise and service provider customers. Service revenue grew due to a higher installed base and an increase in contract renewals for support services.

Net Revenues by Market and Customer

The following table presents the total net revenues by market (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Service Provider	$729.3	$620.4	$108.9	18%	$1,471.6	$1,213.6	$258.0	21%
Percentage of net revenues	65.1%	63.4%			66.2%	64.2%
Enterprise	391.2	357.9	33.3	9%	750.6	677.3	73.3	11%
Percentage of net revenues	34.9%	36.6%			33.8%	35.8%
Total	$1,120.5	$978.3	$142.2	15%	$2,222.2	$1,890.9	$331.3	18%

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

The revenue increase from sales to the service provider market in the three and six months ended June 30, 2011, compared to the same periods in 2010, was fueled by higher sales of our MX Series routers, which were partially offset by lower sales of our T Series routers and certain High-end SRX Series gateway products. In the enterprise market, our revenue increase in the three and six months ended June 30, 2011, compared to the same periods in 2010, reflected higher sales of our switching products and MX Series routers, which were partially offset by lower sales of our T- and M- Series routers. The increase in service provider and enterprise revenues in the three and six months ended June 30, 2011, was experienced across all three geographic regions.

In the three months ended June 30, 2011, and 2010, no single customer accounted for 10% or more of our net revenues. In the six months ended June 30, 2011 no single customer accounted for 10% or more of our net revenues, and in the six months ended June 30, 2010, Verizon accounted for 10.7% of our net revenues.

Net Revenues by Geographic Region

The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Americas:
United States	$523.9	$439.9	$84.0	19%	$1,049.9	$886.8	$163.1	18%
Other	54.8	54.3	0.5	1%	110.4	95.9	14.5	15%
Total Americas	578.7	494.2	84.5	17%	1,160.3	982.7	177.6	18%
Percentage of net revenues	51.7%	50.5%			52.2%	51.9%
Europe, Middle East, and Africa	329.0	289.5	39.5	14%	629.0	553.6	75.4	14%
Percentage of net revenues	29.4%	29.6%			28.3%	29.3%
Asia Pacific	212.8	194.6	18.2	9%	432.9	354.6	78.3	22%
Percentage of net revenues	18.9%	19.9%			19.5%	18.8%
Total	$1,120.5	$978.3	$142.2	15%	$2,222.2	$1,890.9	$331.3	18%

Net revenue in the Americas increased in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to higher sales in the United States. These increases were primarily attributable to service provider demand for our MX Series routers and related support services, EX Series products, and High-End SRX support services, as well as enterprise demand for High-End SRX support services.

The increases in EMEA net revenues during the three and six months ended June 30, 2011, were largely driven by service provider and enterprise demand for our MX Series routers and related support services, as well as increased enterprise demand for our EX Series products. The increases were primarily in Spain and Russia in the three months ended June 30, 2011, and across the region in the six months ended June 30, 2011, compared to the same periods in 2010.

Net revenues in APAC increased in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increased sales in China and Korea. Sales in Japan decreased by $18.5 million in the 2011 quarter, due to the residual effects of the March 11 disaster. The increase in the three months ended June 30, 2011, was primarily driven by service provider demand for our E Series routers and enterprise demand for our EX Series products. The increase in the six months ended June 30, 2011 was primarily driven by our MX Series routers and related support services, as well as our E Series products.
Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Gross margin:
Product gross margin	$599.1	$542.3	$56.8	10%	$1,210.8	$1,041.1	$169.7	16%
Percentage of product revenues	67.2%	70.1%			68.4%	69.6%
Service gross margin	123.1	117.6	5.5	5%	247.3	230.9	16.4	7%
Percentage of service revenues	53.7%	57.6%			54.6%	58.3%
Total gross margin	$722.2	$659.9	$62.3	9%	$1,458.1	$1,272.0	$186.1	15%
Percentage of net revenues	64.4%	67.5%			65.6%	67.3%

Product gross margin percentage decreased in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to a change in product mix and increase in manufacturing overhead costs. Service gross margin percentage decreased primarily due to headcount growth of 36% to 1,235 employees as of June 30, 2011, compared to 905 employees as of June 30, 2010. The increase in headcount was primarily related to increases in professional services personnel, as well as maintenance and support resources for our expanded product portfolio.

Operating Expenses

The following table presents operating expenses and operating expenses as a percentage of net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Research and development	$257.3	$224.7	$32.6	14%	$519.2	$431.8	$87.4	20%
Percentage of net revenues	23.0%	23.0%			23.4%	22.8%
Sales and marketing	246.6	202.3	44.3	22%	492.9	394.7	98.2	25%
Percentage of net revenues	22.0%	20.7%			22.2%	20.9%
General and administrative	44.3	45.9	(1.6)	(4)%	89.2	89.0	0.2	—%
Percentage of net revenues	3.9%	4.7%			4.0%	4.7%
Amortization of purchased intangible assets	1.3	1.2	0.1	11%	2.9	2.3	0.6	23%
Percentage of net revenues	0.1%	0.1%			0.1%	0.1%
Restructuring	(0.9)	0.3	(1.2)	N/M	(1.3)	8.4	(9.7)	(115)%
Percentage of net revenues	(0.1)%	—%			(0.1)%	0.5%
Acquisition-related and other charges	2.7	0.5	2.2	396%	6.8	0.5	6.3	N/M
Percentage of net revenues	0.2%	0.1%			0.3%	—%
Total operating expenses	$551.3	$474.9	$76.4	16%	$1,109.7	$926.7	$183.0	20%
Percentage of net revenues	49.1%	48.6%			49.9%	49.0%
________________________
N/M = not meaningful

R&D expense increased in the three and six months ended June 30, 2011, compared to the same periods in 2010, as we increased our investments to deliver on our innovation roadmap by growing our engineering headcount from 3,608 as of June 30, 2010, to 4,200 employees as of June 30, 2011, slightly offset by lower variable compensation in the 2011 periods.

Sales and marketing expenses increased in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an increase in personnel-related expenses of $38.3 million and $75.2 million, respectively. This increase was driven by 23% growth in our sales and marketing headcount from 2,208 employees as of June 30, 2010 to 2,717 employees as of June 30, 2011, and outside services to support our go-to-market strategic initiatives.

General and administrative ("G&A") expense decreased slightly in the three months ended June 30, 2011 and was flat in the six months ended June 30, 2011, compared to the same periods in 2010. The costs associated with G&A headcount growth of 9% from 417 at June 30, 2010 to 455 at June 30, 2011 were largely offset by lower variable compensation.

Amortization of purchased intangible assets increased in the three and six months ended June 30, 2011, compared to the same periods in 2010, due to the addition of intangible assets from acquisitions during 2010. Acquisition-related charges were also higher in the 2011 periods due to our recent acquisitions. See Note 3, Business Combinations in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of these acquisitions.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of revenues - Product	$1.2	$1.0	$0.2	21%	$2.2	$2.1	$0.1	3%
Cost of revenues - Service	4.4	3.2	1.2	38%	8.4	6.7	1.7	25%
Research and development	26.6	18.7	7.9	42%	48.9	35.7	13.2	37%
Sales and marketing	19.2	13.9	5.3	38%	32.4	25.6	6.8	27%
General and administrative	8.7	7.8	0.9	11%	17.3	15.1	2.2	15%
Total	$60.1	$44.6	$15.5	35%	$109.2	$85.2	$24.0	28%

Share-based compensation expense increased in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the increase in award grants driven by headcount growth and higher fair value of equity awards attributable to the increase in the market value of our common stock for those awards.

Effect of Foreign Currency

The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 2% and 1% in the three and six months ended June 30, 2011, and was approximately 1% for each of the three- and six-month periods ended June 30, 2010.

Other Income and Expense, Net and Income Tax Provision

The following table presents other income and expense, net and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Interest income	$2.6	$2.7	$(0.1)	(5)%	$5.0	$5.1	$(0.1)	(3)%
Interest expense	(15.2)	(2.0)	(13.2)	N/M	(21.6)	(3.6)	(18.0)	N/M
Other	(1.1)	3.4	(4.5)	(134)%	(3.5)	4.0	(7.5)	(188)%
Total other (expense) income, net	$(13.7)	$4.1	$(17.8)	N/M	$(20.1)	$5.5	$(25.6)	N/M
Percentage of net revenues	(1.2)%	0.4%			(0.9)%	0.3%

Income tax provision	$41.7	$58.7	$(17.0)	(29)%	$83.0	$55.8	$27.2	49%
Effective tax rate	26.5%	31.0%			25.3%	16.0%

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense, primarily consisting of interest on debt outstanding, increased in the three and six months ended June 30, 2011, compared to the same periods in 2010. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. In the three and six month periods ended June 30, 2011, other included certain legal expenses unrelated to current or recent operations of approximately $3.1 million and $5.4 million, respectively, partially offset by investment and foreign exchange gains. In the three and six months ended June 30, 2010, we recognized a $3.2 million gain from a privately-held equity investment.

The effective tax rate for the three and six months ended June 30, 2011, differs from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for the three months ended June 30, 2010 differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for the six months ended June 30, 2010 differs from the federal statutory rate of 35% primarily due to a $54.1 million income tax benefit resulting from a change in our estimate of unrecognized tax benefits related to share-based compensation and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

For a further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Segment Information

For a description of the products and services for each segment, See Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

Infrastructure

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in millions except percentages and units)
Infrastructure revenues:
Routers - Product	$620.9	$502.2	$118.7	24%	$1,230.5	$984.7	$245.8	25%
Routers - Service	140.6	125.9	14.7	12%	280.0	244.8	35.2	14%
Infrastructure revenue - Routers	761.5	628.1	133.4	21%	1,510.5	1,229.5	281.0	23%
Percentage of net revenues	68.0%	64.2%			68.0%	65.0%
Switches - Product	115.2	88.0	27.2	31%	214.2	161.6	52.6	33%
Switches - Service	7.3	4.3	3.0	69%	14.1	7.9	6.2	77%
Infrastructure revenue - Switches	122.5	92.3	30.2	33%	228.3	169.5	58.8	35%
Percentage of net revenues	10.9%	9.4%			10.2%	8.9%
Total Infrastructure segment revenues	$884.0	$720.4	$163.6	23%	$1,738.8	$1,399.0	$339.8	24%
Percentage of net revenues	78.9%	73.6%			78.2%	73.9%

Infrastructure chassis revenue units (1)	5,076	3,183	1,893	59%	9,707	5,793	3,914	68%
Infrastructure ports shipped (1)	234,845	125,842	109,003	87%	471,530	236,998	234,532	99%

Infrastructure operating income (2)	$209.7	$181.2	$28.5	16%	$419.1	$357.7	$61.4	17%
Percentage of Infrastructure revenues	23.7%	25.2%			24.1%	25.6%
_______________________________
(1)     Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Excludes modular and fixed configuration EX Series Ethernet switching products, circuit-to-packet products, and timing servers.
(2)    A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

During the three months ended June 30, 2011, Infrastructure product revenues increased across all three regions in the service provider market and in the Americas and EMEA regions in the enterprise market. During the six months ended June 30, 2011, Infrastructure products revenue increased across all three regions in both the service provider and enterprise markets. The increases were primarily from sales of our MX Series routers, EX Series switches and WLAN, and E Series routers. Infrastructure chassis revenue units and ports shipped increased in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an increase in the shipments of MX Series products, which generally contain a higher number of ports per chassis.

The increase in Infrastructure service revenue for the three and six months ended June 30, 2011, was primarily driven by the increased MX Series router sales and strong contract renewals for support services.

Infrastructure operating income decreased as a percent of Infrastructure revenue in the three and six months ended June 30, 2011, compared to the same periods in 2010, largely due to the shift in product mix caused by the growth of our lower margin switching business.

SLT

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in millions, except percentages and units)
SLT segment revenues:
SLT product revenue	$155.3	$183.8	$(28.5)	(16)%	$324.2	$348.9	$(24.7)	(7)%
Percentage of net revenues	13.9%	18.8%			14.6%	18.5%
SLT service revenue	81.2	74.1	7.1	10%	159.2	143.0	16.2	11%
Percentage of net revenues	7.2%	7.6%			7.2%	7.6%
Total SLT segment revenues	$236.5	$257.9	$(21.4)	(8)%	$483.4	$491.9	$(8.5)	(2)%
Percentage of net revenues	21.1%	26.4%			21.8%	26.1%

SLT revenue units	64,114	60,158	3,956	7%	123,319	114,666	8,653	8%

SLT operating income	$32.5	$52.6	$(20.1)	(38)%	$68.9	$87.7	$(18.8)	(21)%
Percentage of SLT revenues	13.8%	20.4%			14.3%	17.8%
_______________________________
(1)     A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

SLT product revenue decreased in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to a decrease in revenue from our High-End Firewall and High-End SRX products. During the quarter, the decline was experienced across all three geographic regions, primarily due to a decline in service provider demand in the Americas and to a lesser extent a decline in enterprise demand in the EMEA region. For the six-month period the service provider market decreased in the Americas, partially offset by an increase in product revenues in both the service provider and enterprise markets of the APAC and EMEA regions

Although SLT product revenue decreased in the 2011 periods, revenue units increased due to the higher sales of our lower priced branch products.

The increase in SLT service revenue during the three and six months ended June 30, 2011, was primarily driven by increased sales to service providers across all three geographic regions, partially offset by decreased sales to enterprise customers.

SLT operating income decreased as a percent of revenue in the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to lower gross margins resulting from changes in product mix.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of long-term debt. The following table shows our capital resources (in millions, except percentages and days sales outstanding):

	June 30, 2011	December 31, 2010	Change	% Change
Working capital	$2,856.6	$1,742.4	$1,114.2	64%
Days sales outstanding	39	45	(6)	(13)%

Cash and cash equivalents	$2,838.1	$1,811.9	$1,026.2	57%
Short-term investments	631.8	474.5	157.3	33%
Long-term investments	750.6	535.2	215.4	40%
Total cash, cash equivalents and investments	4,220.5	2,821.6	1,398.9	50%
Long-term debt	(999.0)	—	(999.0)	N/M
Net cash, cash equivalents, and investments	$3,221.5	$2,821.6	$399.9	14%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, income tax payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $1,114.2 million in the six months ended June 30, 2011, primarily due to higher cash and cash equivalent and short-term investments balances from our $1.0 billion debt offering in March 2011.

Summary of Cash Flows

In the six months ended June 30, 2011, cash and cash equivalents increased by $1,026.2 million. This increase was the result of cash generated by our operating and financing activities of $558.0 million and $998.6 million, respectively, partially offset by cash used in investing activities of $530.4 million.

Operating Activities

Excluding the impact of the one-time 2010 litigation settlement payment of $169.3 million, cash flows from operations in the six months ended June 30, 2011, was $558.0 million compared to $479.2 million for the same period in 2010. Operating cash flow benefited from a reduction in accounts receivable driven by timing of cash collections and a refund related to the timing of prior year's R&D tax credit.

Investing Activities

For the six months ended June 30, 2011, net cash used by investing activities was $530.4 million compared to $181.8 million in the six months ended June 30, 2010. During the 2011 period we increased our investment balances using proceeds from our debt offering and increased our property and equipment spending, including amounts related to the build-out of our new headquarter campus.

Financing Activities

Net cash generated in financing activities was $998.6 million for the six months ended June 30, 2011, compared to $72.7 million in the same period for 2010, primarily due to the issuance of our long-term debt on March 5, 2011, and to a lesser extent, cash proceeds from common stock issued to our employees, slightly offset by repurchases of our common stock. For further discussion of our long-term debt, see Note 9, Financing, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We repurchased and retired approximately 3.9 million shares of our common stock at an average price of $38.94 per share for an aggregate purchase price of $150.0 million during the three months ended June 30, 2011, and approximately 8.6 million shares of our common stock at an average price of $40.71 per share for an aggregate purchase price of $350.2 million during the six months ended June 30, 2011, under our 2010 Stock Repurchase Program. As of June 30, 2011, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $404.8 million remaining authorized funds under the 2010 Stock Repurchase Program.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	June 30, 2011	December 31, 2010
Deferred product revenue:
Undelivered product commitments and other product deferrals	$288.7	$294.1
Distributor inventory and other sell-through items	138.6	143.4
Deferred gross product revenue	427.3	437.5
Deferred cost of product revenue	(134.8)	(148.8)
Deferred product revenue, net	292.5	288.7
Deferred service revenue	637.7	595.7
Total	$930.2	$884.4

Deferred gross product revenue as of June 30, 2011, decreased $10.2 million compared to December 31, 2010, primarily due to the release of approximately $30.1 million from two large product commitment deferrals, partially offset by new product commitments and other deferrals. Total deferred service revenue increased $42.0 million compared to December 31, 2010, largely due to the timing of annual maintenance contract renewals.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011.

Contractual Obligations

There have been no significant changes during the six months ended June 30, 2011, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than the addition of long-term debt and related interest as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-term debt	$1,000.0	$—	$—	$300.0	$700.0	$—
Interest payment on long-term debt	900.2	50.6	93.8	93.4	662.4	—

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under the 2010 Stock Repurchase Program, our liquidity may be impacted. As of June 30, 2011, 45% of our cash and investment balances are held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2010, we filed a $1.5 billion shelf registration with the SEC. In March 2011, we issued notes in the amount of $1.0 billion under the shelf registration statement. Therefore, while we have no current plans to do so, we may issue up to $500 million in additional securities under the shelf registration statement. The shelf registration is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any additional offerings of securities under the shelf registration statement will be made pursuant to a prospectus.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments (which includes the proceeds of the issuance of the notes), together with cash generated from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next 12 months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:

•	level and mix of our product, sales, and gross profit margins;

•	our business, product, capital expenditures and R&D plans;

•	repurchases of our common stock;

•	incurrence and repayment of debt and related interest obligations;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	accounts receivable levels that we maintain;

•	acquisitions and/or funding of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors' responses to our products and/or pricing;

•	our relationships with supplies, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to future restructuring plans, if any;

•	tax expense associated with share-based awards;

•	issuance of share-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	level of exercises of stock options and stock purchases under our equity incentive plans; and

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues for the year ended December 31, 2010. Changes in the business requirements, vendor selection, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Dell, Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in July 2011, Dell announced it was purchasing Force10 Networks, a company that offers several products that compete with our products, and in 2006, one of our largest resellers, Lucent, was acquired by Alcatel, a competitor of ours. As a result of the merger, Lucent became a competitor, their resale of our products declined, and we ultimately terminated our reseller agreement with Lucent. Our competitors may in some cases be effective in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, or the escrow and governmental recovery of private encryption keys. For example, Russia and China recently have implemented new requirements relating to products containing encryption and India has imposed special warranty and other obligations associated with technology deemed critical. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government funded projects.

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

From time to time, we receive preliminary notices of deficiency or notices of proposed adjustments from the IRS claiming that we owe additional taxes, plus interest and possible penalties. For example, we received a notice in 2011 and one in 2009 for previous years based on transfer pricing transactions related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. As a result of the preliminary notices of deficiency received in 2011 and 2009, the incremental tax liability would be approximately $92.0 million and $807.0 million excluding interest and penalties, respectively. We believe the IRS' position with regard to these matters is inconsistent with applicable tax laws, judicial precedent and existing Treasury regulations, and that our previously reported income tax provisions for the years in question are appropriate. However, there can be no assurance that these matters will be resolved in our favor. Regardless of whether these matters are resolved in our favor, the final resolution of these matters could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for these matters, there is a possibility that an adverse outcome of these matters individually or in the aggregate could have a material effect on our results of operations and financial condition.

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

If an actual or perceived breach of network security occurs in our network or in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until after they are launched or used against a target, we may be unable to anticipate or immediately detect these techniques. This could cause us to lose current and potential end-customers or cause us to lose current and potential value-added resellers and distributors.

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

Our products are highly technical and complex, are critical to the operation of many networks, and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects, malware, or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end-customers. Any errors, defects, malware or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, loss of future business and reputation, penalties, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations. In addition, in the event an error, defect, malware, or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed.

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

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. As of June 30, 2011, our goodwill was $3,927.9 million. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

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

At June 30, 2011, we had $2,838.1 million in cash and cash equivalents and $1,382.4 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2011	2,105,222	$39.58	2,105,222	$471,505,571
May 1 - May 31, 2011	1,746,758	38.17	1,746,758	404,834,344
June 1 - June 30, 2011	—	—	—	404,834,344
Total	3,851,980	$38.94	3,851,980
________________________________

(1)
Shares were repurchased under the stock repurchase program approved by the Board in February 2010 (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company's common stock. Future share repurchases under the Company's 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. As of June 30, 2011, the 2010 Stock Repurchase Program had 404,834,344 remaining authorized funds available for future stock repurchases.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1
Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011)

4.1
Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

4.8
First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

4.9	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 hereto)

4.10	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021 (incorporated by reference to Exhibit 4.8 hereto)

4.11	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041 (incorporated by reference to Exhibit 4.8 hereto)

10.1
Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended May 18, 2011 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011)

10.2	Juniper Networks, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.
**XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

August 8, 2011	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 8, 2011	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1
Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011)

4.1
Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

4.8
First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011)

4.9	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 hereto)

4.10	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021 (incorporated by reference to Exhibit 4.8 hereto)

4.11	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041 (incorporated by reference to Exhibit 4.8 hereto)

10.1
Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended May 18, 2011 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011)

10.2	Juniper Networks, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.
**XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.