Form 10-Q
period 2011-09-30
JUNIPER NETWORKS INC
filed 2011-11-04
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
There were approximately 526,008,000 shares of the Company's Common Stock, par value $0.00001, outstanding as of October 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Product	$861,935	$801,183	$2,630,803	$2,296,442
Service	243,861	211,224	697,149	606,883
Total net revenues	1,105,796	1,012,407	3,327,952	2,903,325
Cost of revenues:
Product	286,609	247,033	844,746	701,166
Service	107,583	87,587	313,551	252,413
Total cost of revenues	394,192	334,620	1,158,297	953,579
Gross margin	711,604	677,787	2,169,655	1,949,746
Operating expenses:
Research and development	257,096	231,151	776,325	662,913
Sales and marketing	254,933	204,704	747,859	599,382
General and administrative	44,455	43,773	133,639	132,791
Amortization of purchased intangible assets	1,263	917	4,139	3,258
Restructuring	16,813	181	15,550	8,550
Acquisition-related and other charges	18	1,525	6,804	2,066
Total operating expenses	574,578	482,251	1,684,316	1,408,960
Operating income	137,026	195,536	485,339	540,786
Other (expense) income, net	(15,957)	205	(36,107)	5,729
Income before income taxes and noncontrolling interest	121,069	195,741	449,232	546,515
Income tax provision	37,398	61,404	120,383	117,225
Consolidated net income	83,671	134,337	328,849	429,290
Adjust for net (income) loss attributable to noncontrolling interest	(8)	206	124	(1,121)
Net income attributable to Juniper Networks	$83,663	$134,543	$328,973	$428,169

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.16	$0.26	$0.62	$0.82
Diluted	$0.16	$0.25	$0.60	$0.80
Shares used in computing net income per share:
Basic	529,286	520,581	530,994	522,069
Diluted	536,583	534,880	544,086	537,158

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,722,449	$1,811,887
Short-term investments	632,396	474,514
Accounts receivable, net of allowances	444,000	596,622
Deferred tax assets, net	167,549	161,535
Prepaid expenses and other current assets	165,196	169,812
Total current assets	4,131,590	3,214,370
Property and equipment, net	576,415	493,881
Long-term investments	775,457	535,178
Restricted cash and investments	90,546	119,346
Purchased intangible assets, net	130,034	121,803
Goodwill	3,928,525	3,927,807
Other long-term assets	74,525	55,466
Total assets	9,707,092	8,467,851
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	262,594	292,270
Accrued compensation	192,621	256,746
Accrued warranty	38,946	35,931
Deferred revenue	668,824	660,264
Income taxes payable	36,742	25,000
Other accrued liabilities	166,953	201,765
Total current liabilities	1,366,680	1,471,976
Long-term debt	998,997	—
Long-term deferred revenue	216,968	224,165
Long-term income taxes payable	111,642	103,823
Other long-term liabilities	74,621	59,087
Commitments and Contingencies
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 525,726 shares and 525,378 shares issued and outstanding at September 30, 2011, and December 31, 2010, respectively	5	5
Additional paid-in capital	10,011,736	9,717,783
Accumulated other comprehensive loss	(5,468)	(1,251)
Accumulated deficit	(3,068,565)	(3,108,337)
Total Juniper Networks stockholders' equity	6,937,708	6,608,200
Noncontrolling interest	476	600
Total equity	6,938,184	6,608,800
Total liabilities and equity	$9,707,092	$8,467,851

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$328,849	$429,290
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	125,986	112,366
Non-cash portion of share-based compensation	165,236	129,555
Deferred income taxes	(6,014)	26,425
Loss/(gain) on equity investments	982	(3,232)
Excess tax benefits from share-based compensation	(44,524)	(32,932)
Amortization of debt issuance costs	509	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	152,019	(15,093)
Prepaid expenses and other assets	14,103	(67,813)
Accounts payable	(25,962)	8,464
Accrued compensation	(62,625)	8,390
Accrued litigation settlements	—	(169,330)
Income tax payable	70,241	(16,900)
Other accrued liabilities	23,309	836
Deferred revenue	1,012	31,274
Net cash provided by operating activities	743,121	441,300

Cash flows from investing activities:
Purchases of property and equipment	(187,886)	(137,481)
Purchases of trading investments	(4,575)	(2,338)
Purchases of available-for-sale investments	(1,893,474)	(1,361,510)
Proceeds from sales of available-for-sale investments	1,050,936	440,788
Proceeds from maturities of available-for-sale investments	446,150	744,464
Payment for business acquisition, net of cash and cash equivalents acquired	(31,101)	(133,333)
Changes in restricted cash	(1,144)	(12,432)
Purchases of privately-held and other equity investments, net	(32,402)	(5,288)
Net cash used in investing activities	(653,496)	(467,130)

Cash flows from financing activities:
Proceeds from issuance of common stock	341,063	257,693
Purchases and retirement of common stock	(548,590)	(388,698)
Issuance of long-term debt, net	991,556	—
Change in customer financing arrangements	(7,616)	(16,906)
Excess tax benefit from share-based compensation	44,524	32,932
Return of capital to noncontrolling interest	—	(3,000)
Net cash provided by (used in) financing activities	820,937	(117,979)
Net increase (decrease) in cash and cash equivalents	910,562	(143,809)
Cash and cash equivalents at beginning of period	1,811,887	1,604,723
Cash and cash equivalents at end of period	$2,722,449	$1,460,914

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2010, is derived from the audited consolidated financial statements for the year ended December 31, 2010. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

As of September 30, 2011, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and terminate the joint venture. NSN has assumed the activities of the joint venture. The Company is in the process of winding down this joint venture and the termination of this joint venture is not expected to have a material effect on the Company's financial position or results of operations.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Topic 350 - Intangibles - Goodwill and Other ("ASU 2011-08"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill test performed for years beginning after December 15, 2011. Early adoption is permitted. The Company's adoption of ASU 2011-08 is not expected to have an impact on its consolidated results of operations or financial condition.

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

In the first quarter of 2011, the Company completed two business combinations for cash of approximately $30.5 million. There were no acquisitions during the second and third quarters of 2011. Total purchase consideration for these acquisitions at the acquisition dates was allocated as follows (in millions):

2011 Acquisitions
Net tangible assets acquired	$1.7
Intangible assets acquired	28.4
Goodwill	0.4
Total	$30.5

The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is deductible for U.S. federal income tax purposes.

The following table presents details of the intangible assets acquired through the business combinations completed in the first nine months of 2011 (in millions, except years):

	2011 Acquisitions
	Estimated Useful Life (In Years)	Amount
Existing or Core technology	10	$21.9
Support agreements and related relationships	4	5.1
Patents	5	1.4
Total		$28.4

The Company recognized an immaterial amount of acquisition-related costs in the three months ended September 30, 2011, and $9.3 million of acquisition-related costs in the nine months ended September 30, 2011. In the three and nine months ended September 30, 2010, the Company recognized $1.5 million and $2.1 million, respectively, of acquisition-related costs. These acquisition related charges were expensed in the period incurred and reported in the Company's consolidated statement of operations within cost of revenues and operating expense.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net income per share attributable to Juniper Networks common stockholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Juniper Networks	$83.7	$134.5	$329.0	$428.2
Denominator:
Weighted-average shares used to compute basic net income per share	529.3	520.6	531.0	522.1
Effect of dilutive securities:
Employee stock awards	7.3	14.3	13.1	15.1
Weighted-average shares used to compute diluted net income per share	536.6	534.9	544.1	537.2
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.16	$0.26	$0.62	$0.82
Diluted	$0.16	$0.25	$0.60	$0.80

Employee stock options, RSUs, and PSAs covering approximately 29.8 million and 12.8 million shares of the Company's common stock in the three and nine months ended September 30, 2011, respectively, and 16.8 million and 16.4 million shares for the three and nine months ended September 30, 2010, respectively, were outstanding, but were not included in the computation of diluted earnings per share. The Company excludes outstanding stock options with exercise prices that are greater than the average market price and RSUs with grant date fair values that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable.

Note 5. Cash, Cash Equivalents, and Investments

Cash and Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in millions):

	As of
	September 30, 2011	December 31, 2010
Cash:
Demand deposits	$571.8	$413.0
Time deposits	976.2	273.3
Total cash	1,548.0	686.3
Cash equivalents:
U.S. government securities	—	76.7
Government-sponsored enterprise obligations	—	5.0
Commercial paper	—	4.0
Money market funds	1,174.4	1,039.9
Total cash equivalents	1,174.4	1,125.6
Total cash and cash equivalents	$2,722.4	$1,811.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Investments in Available-for-Sale and Trading Securities

The following table summarizes the Company's unrealized gains and losses, and fair value of investments designated as available-for-sale and trading securities, as of September 30, 2011, and December 31, 2010 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2011:
Fixed income securities:
U.S. government securities	$361.6	$—	$(0.1)	$361.5
Government-sponsored enterprise obligations	368.2	0.3	(0.1)	368.4
Foreign government debt securities	2.4	—	—	2.4
Certificates of deposit	38.0	—	—	38.0
Asset-backed securities	111.7	0.3	(0.1)	111.9
Corporate debt securities	516.1	0.7	(1.2)	515.6
Total fixed income securities	1,398.0	1.3	(1.5)	1,397.8
Total available-for-sale securities	1,398.0	1.3	(1.5)	1,397.8
Trading securities (1)	10.1	—	—	10.1
Total	$1,408.1	$1.3	$(1.5)	$1,407.9

Reported as:
Short-term investments	$632.3	$0.2	$(0.1)	$632.4
Long-term investments	775.8	1.1	(1.4)	775.5
Total	$1,408.1	$1.3	$(1.5)	$1,407.9
________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefits, under the section Deferred Compensation Plan.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Fixed income securities:
U.S. government securities	$158.2	$0.2	$—	$158.4
Government-sponsored enterprise obligations	213.8	0.4	(0.2)	214.0
Foreign government debt securities	46.8	0.2	—	47.0
Certificates of deposit	20.9	0.1	—	21.0
Commercial paper	9.5	—	—	9.5
Asset-backed securities	90.1	—	(0.1)	90.0
Corporate debt securities	459.7	2.2	(0.2)	461.7
Total fixed income securities	999.0	3.1	(0.5)	1,001.6
Total available-for-sale securities	999.0	3.1	(0.5)	1,001.6
Trading securities (1)	8.1	—	—	8.1
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

Reported as:
Short-term investments	$473.6	$0.9	$—	$474.5
Long-term investments	533.5	2.2	(0.5)	535.2
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefits, under the section Deferred Compensation Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the maturities of the Company's available-for-sale and trading securities, as of September 30, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$622.2	$0.2	$(0.1)	$622.3
Due between one and five years	775.8	1.1	(1.4)	775.5
No contractual maturity	10.1	—	—	10.1
Total	$1,408.1	$1.3	$(1.5)	$1,407.9

The following tables present the Company's trading and available-for-sale investments that are in an unrealized loss position as of September 30, 2011, and December 31, 2010 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2011
Corporate debt securities	$284.0	$(1.3)	$—	$—	$284.0	$(1.3)
U.S. government securities	136.0	(0.1)	—	—	136.0	(0.1)
Government-sponsored enterprise obligations	213.6	(0.1)	—	—	213.6	(0.1)
Asset-backed securities (1)	64.3	—	0.8	—	65.1	—
Total	$697.9	$(1.5)	$0.8	$—	$698.7	$(1.5)
________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position as of September 30, 2011.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2010
Corporate debt securities (1)	$104.3	$(0.2)	$28.8	$—	$133.1	$(0.2)
Government-sponsored enterprise obligations	57.8	(0.2)	—	—	57.8	(0.2)
Foreign government debt securities (1)	—	—	6.2	—	6.2	—
Commercial paper (1)	5.0	—	—	—	5.0	—
Asset-backed securities	54.7	(0.1)	—	—	54.7	(0.1)
Total	$221.8	$(0.5)	$35.0	$—	$256.8	$(0.5)
 ________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position as of December 31, 2010.

The Company had 157 and 73 investments in unrealized loss positions as of September 30, 2011, and December 31, 2010, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. For the fixed income securities that have unrealized losses, the Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2011, and December 31, 2010. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Restricted Cash and Investments

The Company classifies cash and investments as restricted cash and investments on its condensed consolidated balance sheet for: (i) amounts held in escrow accounts, as required by certain acquisitions completed in 2005 and 2010; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust. During the three

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

and nine months ended September 30, 2011, the Company distributed approximately $2.3 million and $30.0 million of restricted cash, mainly related to the 2010 acquisitions.

In connection with the 2010 acquisition of Ankeena Networks, Inc. ("Ankeena"), the Company agreed to pay from escrow a total amount of $10.7 million, representing the cash value of unvested restricted shares of Ankeena common stock as of April 8, 2010, held by certain former Ankeena employees. Through September 30, 2011, the Company has released $8.4 million from escrow and expects to release the remaining $2.3 million from escrow over the next twelve months as the restricted shares vest.

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the condensed consolidated balance sheets (in millions):

	As of
	September 30, 2011	December 31, 2010
Restricted cash:
Demand deposits	$0.5	$1.7
Total restricted cash	0.5	1.7
Restricted investments:
U.S. government securities	—	0.6
Corporate debt securities	1.8	2.7
Mutual funds	1.2	—
Money market funds	87.0	114.3
Total restricted investments	90.0	117.6
Total restricted cash and investments	$90.5	$119.3

As of September 30, 2011, and December 31, 2010, the unrealized gains and losses related to restricted investments were immaterial.

Other Investments

The Company's minority equity investments in privately-held companies are carried at cost, as the Company does not have a controlling interest or the ability to exercise significant influence over these companies. The Company adjusts its privately-held equity investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

As of September 30, 2011, and December 31, 2010, the carrying values of the Company’s privately-held and other equity investments of $51.0 million and $22.1 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2011, the Company invested $23.8 million and $32.5 million, respectively, in privately-held and other equity investments. During the three and nine months ended September 30, 2010, the Company invested $4.6 million and $9.8 million in privately-held and other equity investments.

In the three and nine months ended September 30, 2011, the Company recognized a loss of $1.8 million from the impairment of a privately-held investment that the Company judged to be other than temporary, partially offset by gains on other privately-held investments. In the nine months ended September 30, 2010, the Company recognized a gain of $3.2 million from its minority equity investments in Ankeena upon the acquisition of Ankeena.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets measured at fair value on a recurring basis and as reported in the condensed consolidated balance sheets (in millions):

	Fair Value Measurements at September 30, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
U.S. government securities	$144.8	$216.7	$—	$361.5
Government-sponsored enterprise obligations	274.2	94.2	—	368.4
Foreign government debt securities	—	2.4	—	2.4
Corporate debt securities (1)	—	517.4	—	517.4
Certificate of deposit	—	38.0	—	38.0
Asset-backed securities	—	111.9	—	111.9
Money market funds (2)	1,261.4	—	—	1,261.4
Total available-for-sale debt securities	1,680.4	980.6	—	2,661.0
Total available-for-sale securities	1,680.4	980.6	—	2,661.0
Trading securities:
Mutual funds (3)	11.3	—	—	11.3
Total trading securities	11.3	—	—	11.3
Derivative assets:
Foreign exchange contracts	—	0.7	—	0.7
Total derivative assets	—	0.7	—	0.7
Total assets measured at fair value	$1,691.7	$981.3	$—	$2,673.0
________________________________

(1)	Balance includes $1.8 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(2)	Balance includes $87.0 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

(3)	Balance includes $1.2 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at September 30, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,174.4	$—	$—	$1,174.4
Short-term investments	140.9	491.5	—	632.4
Long-term investments	288.2	487.3	—	775.5
Restricted cash and investments	88.2	1.8	—	90.0
Prepaid expenses and other current assets	—	0.7	—	0.7
Total assets measured at fair value	$1,691.7	$981.3	$—	$2,673.0

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
U.S. government securities (1)	$54.9	$180.8	$—	$235.7
Government-sponsored enterprise obligations	208.9	10.1	—	219.0
Foreign government debt securities	21.0	26.0	—	47.0
Commercial paper	—	13.5	—	13.5
Corporate debt securities (2)	2.7	461.7	—	464.4
Certificate of deposit	—	21.0	—	21.0
Asset-backed securities	—	90.0	—	90.0
Money market funds (3)	1,154.2	—	—	1,154.2
Total available-for-sale debt securities	1,441.7	803.1	—	2,244.8
Total available-for-sale securities	1,441.7	803.1	—	2,244.8
Trading securities:
Mutual funds	8.1	—	—	8.1
Total trading securities	8.1	—	—	8.1
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total derivative assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3
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

(2)	Balance includes $2.7 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(3)	Balance includes $114.3 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,039.9	$85.7	$—	$1,125.6
Short-term investments	150.7	323.8	—	474.5
Long-term investments	142.2	393.0	—	535.2
Restricted cash	117.0	0.6	—	117.6
Prepaid expenses and other current assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3

As of September 30, 2011, and December 31, 2010, the Company had $4.2 million and $2.6 million, respectively, of derivative liabilities measured at fair value on a recurring basis. The Company recorded the derivative liabilities, which related to its foreign exchange contracts, within other accrued liabilities in its condensed consolidated balance sheets. These liabilities were measured using significant other observable remaining inputs (Level 2) pursuant to the fair value hierarchy.

The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended September 30, 2011, and 2010, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated. As of September 30, 2011, and December 31, 2010, the carrying value of privately-held equity investments measured at fair value on a nonrecurring basis was 0.4 million and $0.8 million, respectively. These privately-held equity investments, which are normally carried at cost, were measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments. The Company measured the fair value of its privately held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $1.8 million in the three and nine months ended September 30, 2011, and classified the investment as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company had no impairment charges against its privately-held equity investments in the three and nine months ended September 30, 2010. The Company had no liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the Company's goodwill activities by segment in the nine months ended September 30, 2011 (in millions):

	Infrastructure	SLT	Total
Balance as of January 1, 2011
Goodwill	$1,643.4	$3,564.4	$5,207.8
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at January 1, 2011	1,643.4	2,284.4	3,927.8
Adjustments to goodwill	2.1	(1.8)	0.3
Goodwill acquired during the nine months ended September 30, 2011	0.4	—	0.4
Balance as of September 30, 2011
Goodwill	1,645.9	3,562.6	5,208.5
Accumulated impairment losses	—	(1,280.0)	(1,280.0)
Carrying value at September 30, 2011	$1,645.9	$2,282.6	$3,928.5

The adjustments to goodwill during the nine months ended September 30, 2011, were related to adjustments in net tangible assets assumed from certain businesses acquired in 2010 and 2011. There were no impairments to goodwill during the three and nine months ended September 30, 2011, and 2010.

Purchased Intangible Assets

Changes to the Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Net
As of September 30, 2011:
Intangible assets with finite lives:
Technologies and patents	$494.4	$(398.3)	$96.1
Other	91.5	(65.5)	26.0
Total intangible assets with finite lives	585.9	(463.8)	122.1
IPR&D with indefinite lives	7.9	—	7.9
Total purchased intangible assets	$593.8	$(463.8)	$130.0

As of December 31, 2010:
Intangible assets with finite lives:
Technologies and patents	$471.1	$(381.4)	$89.7
Other	86.4	(62.2)	24.2
Total intangible assets with finite lives	557.5	(443.6)	113.9
IPR&D with indefinite lives	7.9	—	7.9
Total purchased intangible assets	$565.4	$(443.6)	$121.8

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $6.7 million and $2.4 million for the three months ended September 30, 2011, and 2010, respectively, and $20.2 million and approximately $5.0 million for the nine months ended September 30, 2011, and 2010, respectively. There were no impairment charges with respect to the purchased intangible assets in the three and nine months ended September 30, 2011, and 2010.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

There were no purchased intangible assets added during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the Company added $28.4 million of purchased intangible assets as a result of acquisitions completed during the first nine months of 2011. During the three and nine months ended September 30, 2010, the Company added $26.6 million and $38.8 million, respectively, of purchased intangible assets as a result of acquisitions completed during the first nine months of 2010.

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

The estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2011 (remaining three months)	$6.6
2012	26.4
2013	26.1
2014	24.3
2015	19.3
Thereafter	19.4
Total	$122.1

Note 8. Other Financial Information

Warranties

The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$38.1	$38.3	$35.9	$38.2
Provisions made during the period, net	13.0	13.7	40.7	37.9
Change in estimate	(0.2)	(1.9)	(3.1)	(2.4)
Actual costs incurred during the period	(12.0)	(13.7)	(34.6)	(37.3)
Ending balance	$38.9	$36.4	$38.9	$36.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Deferred Revenue

Details of the Company's deferred revenue were as follows (in millions):

	As of
	September 30, 2011	December 31, 2010
Deferred product revenue:
Undelivered product commitments and other product deferrals	$277.8	$294.1
Distributor inventory and other sell-through items	130.1	143.4
Deferred gross product revenue	407.9	437.5
Deferred cost of product revenue	(130.6)	(148.8)
Deferred product revenue, net	277.3	288.7
Deferred service revenue	608.5	595.7
Total	$885.8	$884.4
Reported as:
Current	$668.8	$660.2
Long-term	217.0	224.2
Total	$885.8	$884.4

Deferred product revenue primarily represents unrecognized revenue related to shipments to distributors that have not sold through to end-users, undelivered product commitments, and other shipments that have not met all revenue recognition criteria. Deferred product revenue is recorded net of the related costs of product revenue. Deferred service revenue represents customer payments made in advance for services, which include technical support, hardware and software maintenance, professional services, and training.

Restructuring Liabilities

In the third quarter of 2011, the Company implemented a restructuring plan (the "2011 Restructuring Plan") in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan primarily consisted of certain workforce reductions, and to a lesser extent, contract terminations.

During 2009, the Company implemented a restructuring plan (the "2009 Restructuring Plan") in an effort to better align its business operations with the market and macroeconomic conditions. The 2009 Restructuring Plan included restructuring of certain business functions that resulted in reductions of workforce and facilities. The Company recorded the majority of the restructuring charges associated with this plan during the years ended 2010 and 2009.

The Company recorded net restructuring charges of $16.8 million and $15.6 million, in the three and nine months ended September 30, 2011, respectively, primarily due to the implementation of its 2011 Restructuring Plan, and recorded $0.2 million and $8.6 million within restructuring in the condensed consolidated statements of operations during the three and nine months ended September 30, 2010, respectively, in connection with the restructuring plan implemented in 2009. As of September 30, 2011, remaining restructuring liability under the 2011 Restructuring Plan was related to severance costs to be paid out in the fourth quarter of 2011, as well as facilities related charges under the 2009 Restructuring Plan, which is expected to be completed through February 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Restructuring charges were based on the Company's restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. The following table provides a summary of changes in the Company’s restructuring liability (in millions):

	Remaining Liability as of December 31, 2010	Charges	Cash payments	Non-cash Settlements and Other Adjustments	Remaining Liability as of September 30, 2011
Facilities	$7.7	$0.1	$(5.2)	$(1.5)	$1.1
Severance, contractual commitments, and other charges	0.2	16.7	(2.8)	(1.9)	12.2
Total	$7.9	$16.8	$(8.0)	$(3.4)	$13.3

Other Expense and Income, Net

Other expense and income, net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income	$2.2	$2.8	$7.2	$8.0
Interest expense	(14.0)	(2.6)	(35.6)	(6.2)
Other	(4.2)	—	(7.7)	3.9
Other (expense) income, net	$(16.0)	$0.2	$(36.1)	$5.7

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest expense from long-term debt and customer financing arrangements. Other income and expense typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. In the three and nine months ended September 30, 2011, other included legal expenses unrelated to current or recent operations of $1.4 million and $6.8 million, respectively, and net loss on equity investments of $1.1 million and $1.0 million, respectively. In the nine months ended September 30, 2010, we recognized a gain of $3.2 million on privately-held equity investments.

Note 9. Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of
	September 30, 2011
	Amount	Effective Interest Rate
Senior notes:
3.10% fixed-rate notes, due 2016	$300.0	3.12%
4.60% fixed-rate notes, due 2021	300.0	4.63%
5.95% fixed-rate notes, due 2041	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(1.0)
Total	$999.0

In March 2011, the Company issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 (the "2016 notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 (the "2021 notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 (the "2041 notes" and, together with the 2016 notes and the 2021

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

notes the "notes"). Interest on the notes is payable in cash semiannually. The Company may redeem the notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the notes may require the Company to repurchase for cash all or part of the notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any. The indenture that governs the notes also contains various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

The effective rates for the notes include the interest on the notes, accretion of the discount, and amortization of issuance costs. At September 30, 2011, the estimated fair value of the notes included in long-term debt was approximately $1,051.1 million based on quoted market prices (Level 1). The Company had no debt at December 31, 2010.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $153.4 million and $153.1 million during the three months ended September 30, 2011, and 2010, respectively, and $552.4 million and $435.5 million during the nine months ended September 30, 2011, and 2010, respectively.

The Company received cash proceeds from the financing provider of $142.8 million and $147.0 million during the three months ended September 30, 2011, and 2010, respectively, and $544.7 million and $423.5 million during the nine months ended September 30, 2011, and 2010, respectively. The amounts owed by the financing provider recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of September 30, 2011, and December 31, 2010, was $122.9 million and $127.4 million, respectively.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet. As of September 30, 2011, and December 31, 2010, the estimated cash received from the financing provider not recognized as revenue from distributors was $41.5 million and $49.1 million, respectively.

Note 10. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	September 30, 2011	December 31, 2010
Cash flow hedges	$195.9	$110.4
Non-designated hedges	138.3	74.4
Total	$334.2	$184.8

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The total fair value of the Company’s derivative assets located in other current assets on the condensed consolidated balance sheet as of September 30, 2011, and December 31, 2010, was $0.7 million and $0.4 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities on the condensed consolidated balance sheet as of September 30, 2011, and December 31, 2010, was $4.2 million and $2.6 million, respectively.

During the three and nine months ended September 30, 2011, the Company recognized a loss of $5.6 million and a gain of $1.5 million, respectively, in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $1.2 million and $3.4 million, respectively, from other comprehensive income to operating expense in the condensed consolidated statements of operations. The Company recognized a gain of $2.9 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $1.5 million from other comprehensive income to operating expense in the condensed consolidated statements of operations during the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company recognized a loss of $1.6 million in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a loss of $4.8 million from other comprehensive loss to operating expense in the condensed consolidated statements of operations.

The ineffective portion of the Company's derivative instruments recognized in its condensed consolidated statements of operations was immaterial during the three and nine months ended September 30, 2011, and 2010.

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

During the three and nine months ended September 30, 2011, the Company recognized a net gain of $0.8 million and $1.0 million, respectively, within other expense and income, net on its condensed consolidated statements of operations from non-designated derivative instruments. The Company recognized a gain of $0.5 million and a loss of $0.9 million on non-designated derivative instruments within other expense and income, net on its condensed consolidated statements of operations during the three and nine months ended September 30, 2010, respectively.

Note 11. Equity

Stock Repurchase Activities

In February 2010, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “2010 Stock Repurchase Program”) which authorized the Company to repurchase up to $1.0 billion of its common stock. This authorization was in addition to the stock repurchase program approved by the Board in March 2008 (the “2008 Stock Repurchase Program”), which also enabled the Company to repurchase up to $1.0 billion of the Company’s common stock.

The Company repurchased and retired approximately 8.9 million shares of its common stock at an average price of $21.47 per share for an aggregate purchase price of $191.0 million during the three months ended September 30, 2011, and approximately 17.5 million shares of its common stock at an average price of $30.93 per share for an aggregate purchase price of $541.2 million during the nine months ended September 30, 2011, under its 2010 Stock Repurchase Program. The Company repurchased and retired approximately 5.0 million shares of its common stock at an average price of $26.81 per share for an aggregate purchase price of $134.9 million during the three months ended September 30, 2010, and approximately 14.3 million shares of its common stock at an average price of $27.09 for an aggregate purchase price of $386.7 million during the nine months ended September 30, 2010, under the two stock repurchase programs. There were no remaining authorized funds under the 2008 Stock Repurchase Program and $213.8 million remaining authorized funds under the 2010 Stock Repurchase Program

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

as of September 30, 2011.

Comprehensive Income Attributable to Juniper Networks

Comprehensive income attributable to Juniper Networks consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Consolidated net income	$83.7	$134.3	$328.8	$429.3
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on investments, net of tax of nil	(8.7)	8.7	(5.8)	7.0
Change in foreign currency translation adjustment, net of tax of nil	(7.5)	6.3	1.7	(1.2)
Total other comprehensive income (loss), net of tax	(16.2)	15.0	(4.1)	5.8
Consolidated comprehensive income	67.5	149.3	324.7	435.1
Adjust for comprehensive loss (income) attributable to noncontrolling interest, net of tax	—	0.2	0.1	(1.1)
Comprehensive income attributable to Juniper Networks	$67.5	$149.5	$324.8	$434.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity activity for the three and nine months ended September 30, 2011 (in millions):

	Common Stock & Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2010	$9,717.8	$(1.3)	$(3,108.3)	$0.6	$6,608.8
Consolidated net income	—	—	129.8	(0.1)	129.7
Change in unrealized gain on investments, net of tax of nil	—	4.4	—	—	4.4
Change in foreign currency translation adjustment, net of tax of nil	—	6.6	—	—	6.6
Issuance of shares in connection with Employee Stock Purchase Plan	23.7	—	—	—	23.7
Exercise of stock options by employees	241.7	—	—	—	241.7
Repurchase and retirement of common stock	(70.3)	—	(129.9)	—	(200.2)
Repurchases related to net issuances	(1.8)	—	(3.1)	—	(4.9)
Share-based compensation expense	47.6	—	—	—	47.6
Adjustment related to tax benefit from employee stock option plans	39.4	—	—	—	39.4
Balance at March 31, 2011	9,998.1	9.7	(3,111.5)	0.5	6,896.8
Consolidated net income	—	—	115.6	(0.1)	115.5
Change in unrealized loss on investments, net of tax of nil	—	(1.5)	—	—	(1.5)
Change in foreign currency translation adjustment, net of tax of nil	—	2.6	—	—	2.6
Exercise of stock options by employees	37.9	—	—	—	37.9
Repurchase and retirement of common stock	(55.2)	—	(94.8)	—	(150.0)
Share-based compensation expense	58.6	—	—	—	58.6
Adjustment related to tax benefit from employee stock option plans	2.0	—	—	—	2.0
Balance at June 30, 2011	10,041.4	10.8	(3,090.7)	0.4	6,961.9
Consolidated net income	—	—	83.7	—	83.7
Change in unrealized loss on investments, net of tax of nil	—	(8.7)	—	—	(8.7)
Change in foreign currency translation adjustment, net of tax of nil	—	(7.5)	—	—	(7.5)
Issuance of shares in connection with Employee Stock Purchase Plan	28.0	—	—	—	28.0
Exercise of stock options by employees	8.3	—	—	—	8.3
Repurchase and retirement of common stock	(130.7)	—	(60.3)	—	(191.0)
Repurchases related to net issuances	(1.2)	—	(1.2)	—	(2.4)
Share-based compensation expense	59.0	—	—	—	59.0
Adjustment related to tax benefit from employee stock option plans	6.9	—		—	6.9
Balance at September 30, 2011	$10,011.7	$(5.4)	$(3,068.5)	$0.4	$6,938.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity activity for the three and nine months ended September 30, 2010 (in millions):

	Common Stock & Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2009	$9,060.1	$(1.4)	$(3,236.5)	$2.6	$5,824.8
Consolidated net income	—	—	163.1	1.5	164.6
Change in unrealized loss on investments, net of tax of nil	—	(0.4)	—	—	(0.4)
Change in foreign currency translation adjustment, net of tax of nil	—	(2.7)	—	—	(2.7)
Issuance of shares in connection with Employee Stock Purchase Plan	20.8	—	—	—	20.8
Exercise of stock options by employees	101.2	—	—	—	101.2
Return of capital to noncontrolling interest	—	—	—	(2.0)	(2.0)
Repurchase and retirement of common stock	(5.7)	—	(68.7)	—	(74.4)
Repurchases related to net issuances	—	—	(1.8)	—	(1.8)
Share-based compensation expense	40.6	—	—	—	40.6
Adjustment related to tax benefit from employee stock option plans	50.6	—	—	—	50.6
Balance at March 31, 2010	9,267.6	(4.5)	(3,143.9)	2.1	6,121.3
Consolidated net income	—	—	130.5	(0.2)	130.3
Change in unrealized loss on investments, net of tax of nil	—	(1.3)	—	—	(1.3)
Change in foreign currency translation adjustment, net of tax of nil	—	(4.8)	—	—	(4.8)
Exercise of stock options by employees	53.7	—	—	—	53.7
Return of capital to noncontrolling interest	—	—	—	(1.0)	(1.0)
Shares assumed in connection with business acquisition	2.3	—	—	—	2.3
Repurchase and retirement of common stock	(9.1)	—	(168.3)	—	(177.4)
Share-based compensation expense	43.3	—	—	—	43.3
Adjustment related to tax benefit from employee stock option plans	5.4	—	—	—	5.4
Balance at June 30, 2010	9,363.2	(10.6)	(3,181.7)	0.9	6,171.8
Consolidated net income	—	—	134.5	(0.2)	134.3
Change in unrealized loss on investments, net of tax of nil	—	8.7	—	—	8.7
Change in foreign currency translation adjustment, net of tax of nil	—	6.3	—	—	6.3
Issuance of shares in connection with Employee Stock Purchase Plan	21.0	—	—	—	21.0
Exercise of stock options by employees	62.4	—	—	—	62.4
Repurchase and retirement of common stock	(44.4)	—	(90.5)	—	(134.9)
Repurchases related to net issuances	—	—	(0.1)	—	(0.1)
Share-based compensation expense	43.1	—	—	—	43.1
Adjustment related to tax benefit from employee stock option plans	4.3	—	—	—	4.3
Balance at September 30, 2010	$9,449.6	$4.4	$(3,137.8)	$0.7	$6,316.9

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

The 2006 Plan, adopted and approved by the Company’s stockholders in May 2006, had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. In the second quarters of 2010 and 2011 the Company’s stockholders’ approved amendments to the 2006 Plan that increased the number of shares reserved for issuance thereby increasing the authorized share reserve by 30.0 million shares in May 2010 and 2011. As of September 30, 2011, the 2006 Plan had 57.7 million shares subject to currently outstanding equity awards and 43.3 million shares available for future issuance.

In connection with past acquisitions, the Company assumed stock option and RSU awards under the stock plans of the acquired companies. The Company exchanged those awards for Juniper Networks' stock options and RSUs. As of September 30, 2011, stock options and RSUs covering approximately 1.5 million shares of common stock were outstanding under awards assumed through the Company's past acquisitions.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant. The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2011 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	49.4	$21.90
Options granted	4.8	40.16
Options canceled	(1.7)	26.31
Options exercised	(13.5)	21.37
Options expired	(0.2)	46.12
Balance at September 30, 2011	38.8	$23.99	3.9	$39.2

As of September 30, 2011:
Vested or expected-to-vest options	36.9	$23.60	3.8	$38.5
Exercisable options	25.2	$21.28	3.1	$32.1

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $17.26 per share as of September 30, 2011, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $5.2 million and $246.1 million for the three and nine months ended September 30, 2011, respectively. Total fair value of options vested for the three and nine months ended September 30, 2011, was $17.2 million and $63.4 million, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table summarizes the Company’s RSU and PSA activity and related information as of and for the nine months ended September 30, 2011 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	14.2	$25.94
RSUs granted	4.5	38.58
PSAs granted (1)	4.1	40.18
RSUs vested	(1.4)	22.86
PSAs vested	(0.8)	24.76
RSUs canceled	(0.7)	31.49
PSAs canceled	(1.0)	29.52
Balance at September 30, 2011	18.9	$31.88	1.7	$329.4

As of September 30, 2011:
Vested and expected-to-vest RSUs and PSAs	16.4	$31.40	1.6	$282.9
________________________________

(1)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 1.7 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 4.1 million shares.

Shares Available for Grant

The following table presents the stock grant activity and the total number of shares available for grant under the 2006 Plan as of September 30, 2011 (in millions):

Number of Shares
Balance at January 1, 2011	30.7
Additional authorized share reserve approved by stockholders	30.0
RSUs and PSAs granted (1)	(18.0)
Options granted	(4.8)
RSUs and PSAs canceled (1)	3.5
Options canceled (2)	1.7
Options expired (2)	0.2
Balance at September 30, 2011	43.3
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Under the 2008 Purchase Plan, employees purchased approximately 1.4 million shares at an average per share price of $19.88 for the three months ended September 30, 2011, and 1.0 million shares at an average price of $21.30 for the three months ended September 30, 2010. Employees purchased 2.4 million shares at an average per share price of $21.53 in the nine months ended September 30, 2011, and approximately 2.0 million shares of common stock at an average price of $21.20 per share in the nine months ended September 30, 2010.

As of September 30, 2011, approximately 6.0 million shares had been issued and 6.0 million shares remained available for future issuance under the 2008 Purchase Plan.

Common Stock Reserved for Future Issuance

As of September 30, 2011, the Company had reserved an aggregate of approximately 107.0 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.

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

The assumptions used and the resulting estimates of fair value for employee stock options and the employee stock purchase plan during the three and nine months ended September 30, 2011, and 2010 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee Stock Options:
Volatility factor	43% - 50%	39% - 42%	41% - 50%	33% - 42%
Risk-free interest rate	0.7% - 1.1%	1.1% - 1.4%	0.7% - 1.9%	1.1% - 2.2%
Expected life (years)	4.1	4.3	4.1	4.3
Dividend yield	—	—	—	—
Fair value per share	$7.35- $10.79	$8.93 - $9.81	$7.35- $15.22	$7.83 - $30.36

Employee Stock Purchase Plan:
Volatility factor	45%	36%	33% - 45%	35% - 36%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$6.37	$7.09	$6.37 - $9.07	$6.19 - $7.09

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs is recorded in the following cost and expense categories for the three and nine months ended September 30, 2011, and 2010 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues - Product	$1.2	$1.0	$3.4	$3.1
Cost of revenues - Service	3.8	3.2	12.1	10.0
Research and development	26.5	19.3	75.4	55.0
Sales and marketing	20.6	13.4	53.0	39.0
General and administrative	8.4	7.5	25.7	22.5
Total	$60.5	$44.4	$169.6	$129.6

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options	$18.8	$20.5	$58.4	$61.4
Assumed options	—	—	—	0.6
RSUs and PSAs	35.6	19.1	93.6	54.6
Assumed RSUs	—	—	—	0.5
Employee stock purchase plan	4.6	3.5	13.2	9.9
Other acquisition-related compensation	1.5	1.3	4.4	2.6
Total	$60.5	$44.4	$169.6	$129.6

As of September 30, 2011, approximately $105.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.3 years while approximately $249.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.2 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirements, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $3.9 million and $13.7 million in the three and nine months ended September 30, 2011, respectively, and $3.2 million and $10.7 million in the three and nine months ended September 30, 2010, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments, and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded as operating expenses in the condensed consolidated results of operations. The deferred compensation liability under the NQDC plan was approximately $10.1 million and $8.1 million as of September 30, 2011, and December 31, 2010, respectively. For additional information regarding the Company's NQDC, see Note 5, Cash, Cash Equivalents, and Investments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 13. Segments

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information by the Company’s business groups. The Company’s operations are organized into two reportable segments: Infrastructure and Service Layer Technology ("SLT"). The Infrastructure segment consists of routing and switching products and services. Routing includes products and services from the E, M, MX, PTX, and T Series router families, and the network application platform, Junos Space. Switching primarily consists of products and services for EX Series and wireless local area network solutions, as well as, QFabric. The SLT segment includes SRX services and vGW virtual gateways, Firewall virtual private network systems and appliances, secure socket layer virtual private network appliances, the J Series router product family, intrusion detection and prevention appliances, wide area network optimization platforms, and Junos Pulse.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Infrastructure:
Routers	$703.0	$642.6	$2,213.6	$1,872.1
Switches	131.5	101.5	359.8	271.0
Total Infrastructure	834.5	744.1	2,573.4	2,143.1
SLT	271.3	268.3	754.6	760.2
Total net revenues	1,105.8	1,012.4	3,328.0	2,903.3
Segment operating income:
Infrastructure	154.6	179.9	573.8	537.6
SLT	66.6	64.6	135.4	152.3
Total segment operating income	221.2	244.5	709.2	689.9
Amortization of purchased intangible assets (1)	(6.7)	(2.4)	(20.2)	(5.0)
Share-based compensation expense	(60.5)	(44.4)	(169.6)	(129.6)
Share-based payroll tax expense	(0.2)	(0.5)	(9.2)	(3.8)
Restructuring	(16.8)	(0.2)	(15.6)	(8.6)
Acquisition-related and other charges (2)	—	(1.5)	(9.3)	(2.1)
Total operating income	137.0	195.5	485.3	540.8
Other (expense) income, net	(15.9)	0.2	(36.1)	5.7
Income before income taxes and noncontrolling interest	$121.1	$195.7	$449.2	$546.5
________________________________

(1)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.

(2)	Amount includes acquisition-related costs in operating expenses and in cost of revenues.

Depreciation expense allocated to the Infrastructure segment was $28.7 million and $81.3 million in the three and nine months ended September 30, 2011, respectively, and $27.8 million and $78.9 million in three and nine months ended September 30, 2010, respectively. Depreciation expense allocated to the SLT segment was $8.0 million and $24.5 million in the three and nine months ended September 30, 2011, respectively, and $9.4 million and $28.5 million in the three and nine months ended September 30, 2010, respectively.

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Americas:
United States	$502.3	$481.2	$1,552.3	$1,368.0
Other	54.2	51.6	164.6	147.4
Total Americas	556.5	532.8	1,716.9	1,515.4
Europe, Middle East, and Africa	311.3	275.9	940.2	829.5
Asia Pacific	238.0	203.7	670.9	558.4
Total	$1,105.8	$1,012.4	$3,328.0	$2,903.3

During the three and nine months ended September 30, 2011, no single customer accounted for 10% or more of net revenues. During the three months ended September 30, 2010, no single customer accounted for 10% or more of net revenues, and during

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

the nine months ended September 30, 2010, Verizon accounted for 10.0% of net revenues.

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of September 30, 2011, and December 31, 2010, were attributable to U.S. operations. As of September 30, 2011, and December 31, 2010, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 80%. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14. Income Taxes

The Company recorded a tax provision of $37.4 million and $120.4 million for the three and nine months ended September 30, 2011, or effective tax rates of 30.9% and 26.8%, respectively. The Company recorded a tax provision of $61.4 million and $117.2 million for the three and nine months ended September 30, 2010, or effective tax rates of 31.4% and 21.4%, respectively.

The effective tax rates for the three and nine months ended September 30, 2011, differ from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for the three months ended September 30, 2010, differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for the nine months ended September 30, 2010, differs from the federal statutory rate of 35% primarily due to a $54.1 million income tax benefit resulting from a change in the Company's estimate of unrecognized tax benefits related to share-based compensation and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The tax benefit for the three and nine months ended September 30, 2010, was partially offset by charges for increases in the valuation allowance against the California deferred tax assets of approximately $3.2 million and $8.4 million, respectively.

The gross unrecognized tax benefits increased by approximately $7.5 million for the nine months ended September 30, 2011.

The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2004 through 2009 tax years, and the France tax authorities for the 2007 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other income tax examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of September 30, 2011.

In September 2011, the IRS commenced an examination of the Company's federal income tax returns for the 2007 through 2009 tax years.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Contingencies, under the heading “IRS Notices of Proposed Adjustments.”

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $5.5 million within the next twelve months due to lapses of applicable statutes of limitation in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

Note 15. Commitments and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of September 30, 2011 (in millions):

	Total	2011	2012	2013	2014	2015	Thereafter	Other
Operating leases	$359.4	$14.6	$56.3	$49.0	$62.2	$51.9	$125.4	$—
Purchase commitments	140.4	140.4	—	—	—	—	—	—
Tax liabilities	111.6	—	—	—	—	—	—	111.6
Long-term debt	1,000.0	—	—	—	—	—	1,000.0	—
Interest payment on long-term debt	873.1	—	46.9	46.9	46.9	46.9	685.5	—
Other contractual obligations	84.5	67.1	7.5	4.9	3.0	2.0	—	—
Total	$2,569.0	$222.1	$110.7	$100.8	$112.1	$100.8	$1,810.9	$111.6

Operating Leases

The Company leases its facilities under operating leases that expire at various times, the longest of which expires on November 30, 2022. Future minimum payments under the non-cancelable operating leases totaled $359.4 million as of September 30, 2011. Rent expense was $17.0 million and $49.6 million for the three and nine months ended September 30, 2011, respectively, and $14.0 million and $41.8 million for the three and nine months ended September 30, 2010, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of September 30, 2011, there were NCNR component orders placed by the contract manufacturers with a value of $140.4 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of September 30, 2011, the Company had accrued $15.5 million based on its estimate of such charges.

Tax Liabilities

As of September 30, 2011, the Company had $111.6 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $111.6 million in liability due to uncertainties in the timing of tax audit outcomes.

Long-Term Debt and Interest Payment on Long-Term Debt

As of September 30, 2011, the Company held long-term debt with a carrying value of $999.0 million. Of these notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at 5.95%. Interest on the notes is payable semiannually. See Note 9, Financing, for further discussion of the Company's long-term debt.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Other Contractual Obligations

As of September 30, 2011, other contractual obligations primarily consisted of $37.0 million in indemnity-related and service related escrows, required by certain acquisitions completed in 2005 and 2010, $28.7 million in campus build-out obligations, and other miscellaneous commitments.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. Other guarantees or indemnification arrangements include guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, and standby letters of credit for certain lease facilities. As of September 30, 2011, and December 31, 2010, the Company had $21.3 million and $21.6 million, respectively, in guarantees and standby letters of credit.

Legal Proceedings

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. The Company is aggressively defending its current litigation matters, and while the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position, the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

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

The parties have reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case. In October 2009, the Court entered an Opinion and Order granting final approval of the settlement. Certain objectors appealed; several of the appeals were dismissed. Following remand from the appellate court, the district court in August 2011 determined that the remaining appellant was not a class member with standing to object to the settlement; that August order is now on appeal.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

2011 Federal Securities Class Action

On August 15, 2011, a purported securities class action lawsuit, captioned City of Royal Oak Retirement System v. Juniper Networks, Inc., et al., Case No. 11-cv-04003-LHK, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's business practices and financial results. The complaint is purportedly brought on behalf of all persons who purchased or otherwise acquired the Company's common stock between July 20, 2010 and July 26, 2011. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and violation of Rule 10b-5. The complaint seeks, among other relief, compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and attorneys' fees and costs.

2011 California State Derivative Lawsuits

Between August 22 and September 9, 2011, four purported shareholder derivative actions were filed in the Superior Court of the State of California, County of Santa Clara, naming certain of the Company's officers and directors as defendants. The Company is named only as a nominal defendant in the actions. Three of the actions were consolidated as In re Juniper Networks, Inc. Shareholder Litigation, Case No. 1-11-CV-207701 (Lead Case), by order dated September 12, 2011. The complaints are generally based upon the disclosures and alleged omissions challenged in the securities class action. The Company anticipates that the fourth purported shareholder derivative action captioned Van Meter v. Johnson, et al., Case No. 1-11-CV-208916, will be consolidated into the consolidated action. The complaints purport to assert claims against the defendants for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs.
2011 Federal Derivative Lawsuit
On September 27, 2011, a purported shareholder derivative action, captioned Ratinova v. Johnson, et al., Case No. 11-cv-04792-HRL, was filed in the United States District Court for the Northern District of California naming certain of the Company's officers and directors as defendants. The Company is named only as a nominal defendant in the action. Like the state derivative actions, the federal derivative lawsuit is generally based upon the disclosures and alleged omissions challenged in the securities class action. The complaint purports to assert claims against the defendants for breach of fiduciary duties and unjust enrichment. The complaint seeks, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs.
IRS Notices of Proposed Adjustments

In May 2011, as a result of its audit of the Company's U.S. federal income tax returns for the 2005 and 2006 fiscal years, the IRS issued a Preliminary Notice of Deficiency (“PNOD”) regarding the Company's transfer pricing transactions under its intercompany R&D cost sharing arrangement related to the license of intangibles acquired in 2005. The asserted changes would affect the Company's income tax liabilities for tax years subsequent to 2005. Because of the PNOD, the estimated incremental tax liabilities for all relative tax years would be approximately $92 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS.

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

Business and Market Environment

At Juniper Networks, we are leading the charge to architecting the new network. We design, develop, and sell products and services that together provide our customers with a high-performance network infrastructure built on simplicity, security, openness, and scale. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our broad product portfolio spans routing, switching, security, application acceleration, identity policy and control, and management to provide customers unmatched performance, greater choice and flexibility while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”), and our operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). Our Infrastructure segment primarily offers scalable routing and switching products that are used to control and direct network traffic from the core, through the edge, aggregation, and the customer premise equipment level, as well as a complete wireless local area network ("WLAN") solution that provides high reliability, performance, security, and management for mobile applications. Our SLT segment offers solutions that meet a broad array of our customers' priorities, from protecting the network itself and data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers.

Over the past two years we have aligned our organization around a common vision for the new network. Together, our high-performance product and service offerings help our customers to convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users. We remain dedicated to uncovering new ideas and innovations that will serve the exponential demands of the networked world and we will continue to build solutions that center on simplification, automation, and open innovation.

In the third quarter of 2011, we continued to experience a challenging macroeconomic environment, weakness in Japan, and increased concerns over many economic indicators becoming more volatile in recent weeks. We expect that both service providers and enterprises will continue to be cautious with their capital spending in the near term. Nevertheless, we believe the underlying fundamentals of our business remain healthy and we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing.

We have good backlog of our current offerings, showing particular strength in the MX and SRX series. We also continue to create demand and generate design wins that will drive revenue from our new offerings in the data center, enterprise mobility and our Converged Supercore routing technology in the future. The QFabric Interconnect and Director have been released, the T4000 Core Router is scheduled to ship in the fourth quarter, and PTX Series switches are expected to begin shipping in the first quarter of 2012. In addition, we have put the right organization structure in place to effectively drive our innovative portfolio and support our customers' next-generation network requirements. In the coming year, we will remain focused on balancing the longer-term needs of the business while remaining agile and prudent with our spending in the short term. Operating expenses are expected to increase slightly but lower as a percentage of revenue.

Financial Results Overview

Our financial highlights for the three and nine months ended September 30, 2011, and 2010 are as follows (in millions, except per share amounts and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	%Change	2011	2010	$ Change	%Change
Net revenues	$1,105.8	$1,012.4	$93.4	9%	$3,328.0	$2,903.3	$424.7	15%

Operating income	$137.0	$195.5	$(58.5)	(30)%	$485.3	$540.8	$(55.5)	(10)%
Percentage of net revenues	12.4%	19.3%			14.6%	18.6%
Net income attributable to Juniper Networks	$83.7	$134.5	$(50.8)	(38)%	$329.0	$428.2	$(99.2)	(23)%
Percentage of net revenues	7.6%	13.3%			9.9%	14.7%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.16	$0.26	$(0.10)	(38)%	$0.62	$0.82	$(0.20)	(24)%
Diluted	$0.16	$0.25	$(0.09)	(36)%	$0.60	$0.80	$(0.20)	(25)%

Operating Cash Flows	$185.2	$131.4	$53.8	41%	$743.1	$441.3	$301.8	68%

•
Net Revenues: Our net revenue increased across all three geographic regions and in both service provider and enterprise markets for the three and nine months ended September 30, 2011, compared to the same periods in 2010. These increases were primarily driven by our MX Series routers, EX Series switches, and Branch SRX products, as well as, strong contract renewals for support services.

•	Book-to-Bill: Book-to-bill was greater than one as of September 30, 2011, and greater than one as of September 30, 2010.

•
Operating Income: Our operating income decreased as a percentage of revenues in the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increased expenses attributable to our investments in Sales and Marketing and Research and Development ("R&D") as we continue to invest in our innovative portfolio and increase sales coverage for our new products. In addition, we recorded a $16.8 million restructuring charge, in the three and nine months ended September 30, 2011, primarily related to workforce reduction activities.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stockholders: The decrease in net income attributable to Juniper Networks in the three and nine months ended September 30, 2011, compared to the same periods in 2010, reflects the lower operating income discussed above, as well as higher interest expense primarily attributable to interest on our long-term debt issued in March of 2011.

•
Operating Cash Flows: Operating cash flows increased in both the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to our collection efforts and shipment linearity. Included in the operating cash flows for the nine months ended September 30, 2010 was a $169.3 million outflow related to a litigation settlement payment.

•
Deferred Revenue: Total deferred revenue increased $1.4 million to $885.8 million as of September 30, 2011, compared to $884.4 million as of December 31, 2010, due to an increase in deferred service revenue driven by product sales and renewals, partially offset by a decrease in deferred product revenue.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 8.9 million shares of our common stock on the open market at an average price of $21.47 per share for an aggregate purchase price of $191.0 million during the three months ended September 30, 2011, and approximately 17.5 million shares of our common stock at an average price of $30.93 per share for an aggregate purchase price of $541.2 million during the nine months ended September 30, 2011.

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

During the nine months ended September 30, 2011, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, for a complete discussion of our critical accounting policies and estimates.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Net revenues:
Product	$861.9	$801.2	$60.7	8%	$2,630.8	$2,296.4	$334.4	15%
Percentage of net revenues	77.9%	79.1%			79.1%	79.1%
Service	243.9	211.2	32.7	15%	697.2	606.9	90.3	15%
Percentage of net revenues	22.1%	20.9%			20.9%	20.9%
Total net revenues	$1,105.8	$1,012.4	$93.4	9%	$3,328.0	$2,903.3	$424.7	15%

The increase in product revenues in the three months ended September 30, 2011, was primarily driven by sales of our MX Series routers, switching products, and our High-End and Branch SRX products, partially offset by a decrease in our E Series routers. The increase in product revenues in the nine months ended September 30, 2011, was largely attributable to increased sales of our MX Series routers, switching products, and Branch SRX, partially offset by a decrease in our M Series routers and high end SRX products. In the three months ended September 30, 2011, service revenue increased for all product lines, which was driven by strong contract renewals for support services. Service revenue increased in the nine months ended September 30, 2011, primarily attributable to sales of our MX Series routers, EX Series switches, and Branch SRX, as well as, service contract renewals for our T Series routers, EX Series switches, and High-End SRX products.

Net Revenues by Market and Customer

The following table presents the total net revenues by market (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Service Provider	$685.0	$634.0	$51.0	8%	$2,156.6	$1,847.6	$309.0	17%
Percentage of net revenues	61.9%	62.6%			64.8%	63.6%
Enterprise	420.8	378.4	42.4	11%	1,171.4	1,055.7	115.7	11%
Percentage of net revenues	38.1%	37.4%			35.2%	36.4%
Total	$1,105.8	$1,012.4	$93.4	9%	$3,328.0	$2,903.3	$424.7	15%

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

The revenue increase from sales to the service provider market in the three months ended September 30, 2011, compared to the same period in 2010, was primarily driven by higher sales of our MX Series routers and EX Series switches, partially offset by lower sales of our E Series routers and High-End SRX Series gateway products. In the nine months ended September 30, 2011, the revenue increase from sales to the service provider market was largely attributable to higher sales of our MX Series routers and EX Series switches. The increase in service provider revenues in the three months ended September 30, 2011 was primarily in APAC and EMEA while the increase in the nine months ended September 30, 2011 was seen across all three geographic regions.

We also experienced an increase in revenues from the enterprise market during the three months ended September 30, 2011, compared to the same period in 2010, which was largely driven by increased sales of our routing products, EX Series switches, and High End SRX Series gateway products, partially offset by a decline in sales of our legacy security products. Revenues from sales to the enterprise market also increased in the nine months ended September 30, 2011, compared to the same period in 2010, reflecting higher sales of our MX Series routers, EX Series switches, and Branch SRX products. This increase was partially offset by a decline in revenue from our M Series routers and High-End SRX Series gateway products. The increase in enterprise revenues in the three and nine months ended September 30, 2011, was experienced across all three geographic regions.

In the three and nine months ended September 30, 2011, no single customer accounted for 10% or more of our net revenues. In the three months ended September 30, 2010, no single customer accounted for 10% or more of our net revenues, and in the nine months ended September 30, 2010, Verizon accounted for 10.0% of our net revenues.

Net Revenues by Geographic Region

The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Americas:
United States	$502.3	$481.2	$21.1	4%	$1,552.3	$1,368.0	$184.3	13%
Other	54.2	51.6	2.6	5%	164.6	147.4	17.2	12%
Total Americas	556.5	532.8	23.7	4%	1,716.9	1,515.4	201.5	13%
Percentage of net revenues	50.4%	52.6%			51.6%	52.2%
Europe, Middle East, and Africa	311.3	275.9	35.4	13%	940.2	829.5	110.7	13%
Percentage of net revenues	28.1%	27.3%			28.3%	28.6%
Asia Pacific	238.0	203.7	34.3	17%	670.9	558.4	112.5	20%
Percentage of net revenues	21.5%	20.1%			20.1%	19.2%
Total	$1,105.8	$1,012.4	$93.4	9%	$3,328.0	$2,903.3	$424.7	15%

Net revenue in the Americas increased in the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to higher volume of sales in the United States. These increases were primarily attributable to enterprise demand for our T and MX Series routers and High-End SRX service gateways in the three months ended September 30, 2011, and both service provider and enterprise demand for our MX Series in the nine months ended September 30, 2011.

The increases in EMEA net revenues during the three and nine months ended September 30, 2011, were largely driven by service provider and enterprise demand for our MX Series routers and related support services, as well as increased enterprise demand for our EX Series switches. The increases were primarily in Germany and Saudi Arabia in the three months ended September 30, 2011, and in France and Spain in the nine months ended September 30, 2011, compared to the same periods in 2010.

The increase in net revenues in APAC in the three months ended September 30, 2011, compared to the same period in 2010, primarily due to the recognition of deferred product revenue. Net revenues in APAC increased in the nine months ended September 30, 2011, primarily due to increased revenue in China and Australia primarily driven by sales of our MX Series and T Series routers and related support services, as well as the recognition of deferred product revenue.
Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Gross margin:
Product gross margin	$575.3	$554.2	$21.1	4%	$1,786.1	$1,595.2	$190.9	12%
Percentage of product revenues	66.7%	69.2%			67.9%	69.5%
Service gross margin	136.3	123.6	12.7	10%	383.6	354.5	29.1	8%
Percentage of service revenues	55.9%	58.5%			55.0%	58.4%
Total gross margin	$711.6	$677.8	$33.8	5%	$2,169.7	$1,949.7	$220.0	11%
Percentage of net revenues	64.4%	66.9%			65.2%	67.2%

Product gross margin percentage decreased in the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to a change in product mix and an inventory related charge. Service gross margin percentage decreased primarily due to headcount growth of 31% to 1,261 employees as of September 30, 2011, compared to 964 employees as of September 30, 2010.The increase in service related headcount was primarily related to increases in both service and support resources for our expanded product portfolio.

Operating Expenses

The following table presents operating expenses and operating expenses as a percentage of net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Research and development	$257.1	$231.2	$25.9	11%	$776.3	$662.9	$113.4	17%
Percentage of net revenues	23.2%	22.8%			23.3%	22.8%
Sales and marketing	254.9	204.7	50.2	25%	747.9	599.3	148.6	25%
Percentage of net revenues	23.1%	20.2%			22.5%	20.6%
General and administrative	44.5	43.8	0.7	2%	133.6	132.8	0.8	1%
Percentage of net revenues	4.0%	4.3%			4.0%	4.7%
Amortization of purchased intangible assets	1.3	0.9	0.4	38%	4.1	3.3	0.8	27%
Percentage of net revenues	0.2%	0.1%			0.1%	0.1%
Restructuring	16.8	0.2	16.6	N/M	15.6	8.6	7.0	82%
Percentage of net revenues	1.5%	—%			0.5%	0.3%
Acquisition-related and other charges	—	1.5	(1.5)	(99)%	6.8	2.1	4.7	N/M
Percentage of net revenues	—%	0.2%			0.2%	0.1%
Total operating expenses	$574.6	$482.3	$92.3	19%	$1,684.3	$1,409.0	$275.3	20%
Percentage of net revenues	52.0%	47.6%			50.6%	48.6%
________________________
N/M = not meaningful

R&D expense increased in the three and nine months ended September 30, 2011, compared to the same periods in 2010, as we grew engineering headcount by 8.7% from 3,819 as of September 30, 2010, to 4,150 employees as of September 30, 2011, to invest in our innovation for the new network. This increase was slightly offset by lower variable compensation in the 2011 periods.

Sales and marketing expenses increased in the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to an increase in personnel-related expenses of $49.0 million and $124.3 million, respectively. This increase was driven by a 17% growth in our sales and marketing headcount from 2,263 employees as of September 30, 2010 to 2,644 employees as of September 30, 2011, and an increase in variable compensation driven by revenue growth.

General and administrative ("G&A") expense was relatively flat in the three and nine months ended September 30, 2011, as costs associated with the G&A headcount growth of 6% from 428 at September 30, 2010 to 455 at September 30, 2011, were largely offset by lower variable compensation.

Amortization of purchased intangible assets increased in the three and nine months ended September 30, 2011, compared to the same periods in 2010, due to the addition of intangible assets from acquisitions during 2011 and 2010. Acquisition-related charges were also higher in the nine months ended September 30, 2011, due to our acquisitions in the first quarter of 2011. See Note 3, Business Combinations in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of these acquisitions.

We incurred $16.8 million and $15.6 million of net restructuring charges in the three and nine months ended September 30, 2011, respectively, primarily for a restructuring plan (the "2011 Restructuring Plan") implemented in the third quarter of 2011 to align our business operations with macroeconomic and other market conditions. These restructuring charges were primarily related to workforce reductions. As we complete the alignment over the next two quarters, we may incur additional severance and facility costs. Such costs, primarily facility related, may range from $15 million to $20 million in the aggregate.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of revenues - Product	$1.2	$1.0	$0.2	25%	$3.4	$3.1	$0.3	10%
Cost of revenues - Service	3.8	3.2	0.6	17%	12.1	10.0	2.1	22%
Research and development	26.5	19.3	7.2	37%	75.4	55.0	20.4	37%
Sales and marketing	20.6	13.4	7.2	53%	53.0	39.0	14.0	36%
General and administrative	8.4	7.5	0.9	12%	25.7	22.5	3.2	14%
Total	$60.5	$44.4	$16.1	36%	$169.6	$129.6	$40.0	31%

Share-based compensation expense increased in the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the increase in award grants driven by headcount growth and higher fair value of equity awards attributable to the increase in the market value of our common stock for those awards.

Effect of Foreign Currency

The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 2% and 1% in the three and nine months ended September 30, 2011, and was immaterial and approximately 1% for the three and nine months ended September 30, 2010, respectively.

Other Income and Expense, Net and Income Tax Provision

The following table presents other income and expense, net and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Interest income	$2.2	$2.8	$(0.6)	(21)%	$7.2	$8.0	$(0.8)	(10)%
Interest expense	(14.0)	(2.6)	(11.4)	N/M	(35.6)	(6.2)	(29.4)	N/M
Other	(4.2)	—	(4.2)	N/M	(7.7)	3.9	(11.6)	N/M
Total other (expense) income, net	$(16.0)	$0.2	$(16.2)	N/M	$(36.1)	$5.7	$(41.8)	N/M
Percentage of net revenues	(1.4)%	—%			(1.1)%	0.2%

Income tax provision	$37.4	$61.4	$(24.0)	(39)%	$120.4	$117.2	$3.2	3%
Effective tax rate	30.9%	31.4%			26.8%	21.4%

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense, primarily consisting of interest on debt outstanding, increased in the three and nine months ended September 30, 2011, compared to the same periods in 2010. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. In the three and nine month periods ended September 30, 2011, other included certain legal expenses unrelated to current or recent operations of approximately $1.4 million and $6.8 million, respectively, and net loss on equity investments of $1.1 million and $1.0 million, respectively. In the nine months ended September 30, 2010, we recognized a net gain of $3.2 million on privately-held equity investments.

The effective tax rate for the three and nine months ended September 30, 2011, differs from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for the three months ended September 30, 2010 differs from the federal statutory rate of 35% primarily due to the federal R&D credit and benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for the nine months ended September 30, 2010 differs from the federal statutory rate of 35% primarily due to a $54.1 million income tax benefit resulting from a change in our estimate of unrecognized tax benefits related to share-based compensation and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

For a further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Segment Information

For a description of the products and services for each segment, See Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

Infrastructure

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in millions except percentages and units)
Infrastructure revenues:
Routers - Product	$550.4	$510.5	$39.9	8%	$1,781.0	$1,495.2	$285.8	19%
Routers - Service	152.6	132.1	20.5	16%	432.6	376.9	55.7	15%
Infrastructure revenue - Routers	703.0	642.6	60.4	9%	2,213.6	1,872.1	341.5	18%
Percentage of net revenues	63.6%	63.4%			66.5%	64.5%
Switches - Product	121.8	97.1	24.7	25%	336.1	258.7	77.4	30%
Switches - Service	9.7	4.4	5.3	121%	23.7	12.3	11.4	93%
Infrastructure revenue - Switches	131.5	101.5	30.0	30%	359.8	271.0	88.8	33%
Percentage of net revenues	11.9%	10.1%			10.9%	9.3%
Total Infrastructure segment revenues	$834.5	$744.1	$90.4	12%	$2,573.4	$2,143.1	$430.3	20%
Percentage of net revenues	75.5%	73.5%			77.4%	73.8%

Infrastructure chassis revenue units (1)	5,625	3,535	2,090	59%	15,332	9,328	6,004	64%
Infrastructure ports shipped (1)	235,729	141,846	93,883	66%	707,259	378,844	328,415	87%

Infrastructure operating income (2)	$154.6	$179.9	$(25.3)	(14)%	$573.8	$537.6	$36.2	7%
Percentage of Infrastructure revenues	18.5%	24.2%			22.3%	25.1%
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

During the three months ended September 30, 2011, Infrastructure product revenues increased in the enterprise market in Americas and EMEA as well as in the service provider market in the APAC and EMEA regions. During the nine months ended September 30, 2011, Infrastructure products revenue increased across all three regions in both the service provider and enterprise markets. These increases were primarily from sales of our MX Series routers and EX Series switches and WLAN. Infrastructure chassis revenue units and ports shipped increased in the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the increase in shipments of our MX Series routers, which generally contain a higher number of ports per chassis.

The increase in Infrastructure service revenue for the three and nine months ended September 30, 2011, was primarily driven by strong contract renewals for support services and increased sales of MX Series routers and EX Series switches.

Infrastructure operating income as a percent of Infrastructure revenue decreased in the three months ended September 30, 2011, compared to the same period in 2010, primarily as a result of the decline in service margins and an increase in sales and marketing costs as we increased our investments in those areas. The decrease in Infrastructure operating income as a percent of Infrastructure revenue in the nine months ended September 30, 2011, compared to the same period in 2010, was largely due to the decline in service margins.

SLT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in millions, except percentages and units)
SLT segment revenues:
SLT product revenue	$189.7	$193.6	$(3.9)	(2)%	$513.8	$542.5	$(28.7)	(5)%
Percentage of net revenues	17.1%	19.1%			15.4%	18.7%
SLT service revenue	81.6	74.7	6.9	9%	240.8	217.7	23.1	11%
Percentage of net revenues	7.4%	7.4%			7.2%	7.5%
Total SLT segment revenues	$271.3	$268.3	$3.0	1%	$754.6	$760.2	$(5.6)	(1)%
Percentage of net revenues	24.5%	26.5%			22.6%	26.2%

SLT revenue units	63,210	55,905	7,305	13%	186,529	170,571	15,958	9%

SLT operating income	$66.6	$64.6	$2.0	3%	$135.4	$152.3	$(16.9)	(11)%
Percentage of SLT revenues	24.5%	24.1%			17.9%	20.0%
_______________________________

(1)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

SLT product revenues slightly decreased in the three months ended September 30, 2011, compared to the same period in 2010, primarily due to a decline in revenue from our access and acceleration products, partially offset by an increase in sales of our High-End and Branch SRX products. The decline was experienced in the enterprise market of the Americas and EMEA regions.

SLT product revenues also had a slight decrease in the nine months ended September 30, 2011, compared to the same periods in 2010, which was largely driven by a decrease in revenue from our High-End SRX and High-End Firewall products. The decline was primarily experienced in the Americas service provider market. Although SLT product revenue decreased in the three and nine month periods of 2011, revenue units increased due to the higher sales of our lower priced branch products.

The increase in SLT service revenue during the three and nine months ended September 30, 2011, was primarily driven by strong contract renewals for support services and increased sales of our Branch SRX products.

SLT operating income increased as a percent of revenue in the three months ended September 30, 2011, primarily due to increased sales of our higher margin High-End SRX products, and decreased as a percent of revenue in the nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increased sales of our lower margin Branch SRX products.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of long-term debt. The following table shows our capital resources (in millions, except percentages and days sales outstanding):

	September 30, 2011	December 31, 2010	Change	% Change
Working capital	$2,764.9	$1,742.4	$1,022.5	59%
Days sales outstanding	36	45	(9)	(20)%

Cash and cash equivalents	$2,722.4	$1,811.9	$910.5	50%
Short-term investments	632.4	474.5	157.9	33%
Long-term investments	775.5	535.2	240.3	45%
Total cash, cash equivalents and investments	4,130.3	2,821.6	1,308.7	46%
Long-term debt	999.0	—	999.0	N/M
Net cash, cash equivalents, and investments	$3,131.3	$2,821.6	$309.7	11%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $1,022.5 million in the nine months ended September 30, 2011, primarily due to higher balances of our cash and cash equivalent and short-term investments resulting from our $1.0 billion debt offering in March 2011.

Summary of Cash Flows

In the nine months ended September 30, 2011, cash and cash equivalents increased by $910.5 million. This increase was the result of cash generated by our operating and financing activities of $743.1 million and $820.9 million, respectively, partially offset by cash used in investing activities of $653.5 million.

Operating Activities

Excluding the impact of the one-time 2010 litigation settlement payment of $169.3 million, cash flows from operations in the nine months ended September 30, 2011, was $743.1 million compared to $610.6 million for the same period in 2010. Operating cash flow benefited from a reduction in accounts receivable driven by our collection efforts and improved shipment linearity, as well as, a refund related to the timing of prior year's R&D tax credit, partially offset by lower consolidated net income in the nine months ended September 30, 2011 compared to the same period in 2010.

Investing Activities

For the nine months ended September 30, 2011, net cash used by investing activities was $653.5 million compared to $467.1 million in the nine months ended September 30, 2010. During 2011, we increased our investment balances using proceeds from our debt offering and increased our property and equipment spending, including amounts related to the build-out of our new headquarter campus.

Financing Activities

Net cash generated in financing activities was $820.9 million for the nine months ended September 30, 2011, compared to $118.0 million used in financing activities for the same period for 2010, primarily due to the issuance of our long-term debt on March 5, 2011, and to a lesser extent, cash proceeds from common stock issued to our employees. These proceeds were partially offset by repurchases of our common stock as share repurchases in the third quarter of 2011 were substantially higher than in the first two quarters of 2011. For further discussion of our long-term debt, see Note 9, Financing, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We repurchased and retired approximately 8.9 million shares of our common stock at an average price of $21.47 per share for an aggregate purchase price of $191.0 million during the three months ended September 30, 2011, and approximately 17.5 million shares of our common stock at an average price of $30.93 per share for an aggregate purchase price of $541.2 million during the nine months ended September 30, 2011, under our 2010 Stock Repurchase Program. As of September 30, 2011, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $213.8 million remaining authorized funds under the 2010 Stock Repurchase Program.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	September 30, 2011	December 31, 2010
Deferred product revenue:
Undelivered product commitments and other product deferrals	$277.8	$294.1
Distributor inventory and other sell-through items	130.1	143.4
Deferred gross product revenue	407.9	437.5
Deferred cost of product revenue	(130.6)	(148.8)
Deferred product revenue, net	277.3	288.7
Deferred service revenue	608.5	595.7
Total	$885.8	$884.4

Deferred gross product revenue as of September 30, 2011, decreased $29.6 million compared to December 31, 2010, primarily due to the release of approximately $55 million from several large product commitments made as of December 31, 2010 and delivered during the first nine months of 2011, partially offset by new product commitments and other deferrals. Total deferred service revenue increased $12.8 million compared to December 31, 2010, primarily due to an increase in new service contracts and renewal of existing contracts.

Contractual Obligations

There have been no significant changes during the nine months ended September 30, 2011, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than the addition of long-term debt and related interest as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-term debt	$1,000.0	$—	$—	$300.0	$700.0	$—
Interest payment on long-term debt	873.1	46.9	93.8	88.8	643.6	—

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under the 2010 Stock Repurchase Program, our liquidity may be impacted. As of September 30, 2011, 49% of our cash and investment balances are held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The factors that may cause our quarterly results to be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in geographies in which our products and services are sold, changing market and economic conditions, current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions, and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending, particularly in the first and third quarters.

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

Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have resulted in certain historical periods, and may in the future result in decreased revenues and earnings and could make it difficult to forecast sales and operating results and could negatively affect our ability to provide forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic weakness, particularly in the United States and Europe, concerns over the sovereign debt situation in Europe, the downgrade by Standard and Poor's (S&P) of the U.S. long-term sovereign credit rating, as well as continued turmoil in the geopolitical environment in many parts of the world and the impact of the March 2011 earthquake and tsunami in Japan, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Continued economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in Europe, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

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

A customer's decision to purchase certain of our products, particularly new products, involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. In particular, customers making critical decisions regarding the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. Throughout the sales cycle, we may spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer's network environment, and the degree of hardware and operating system configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause revenues and operating results to vary significantly and unexpectedly from quarter-to-quarter.

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

We rely on value-added and other resellers, as well as distribution partners, to sell our products, and disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

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

Further, in order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support it, and those processes and procedures may become increasingly complex and inherently difficult to manage. For example, in 2009, we entered into an OEM agreement with IBM pursuant to which they rebrand and resell our products as part of their product portfolios. These types of relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

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

Telecommunications service provider companies and other large companies, because of their size, generally have greater purchasing power and, accordingly, have requested and received more favorable terms, which often translate into more onerous terms and conditions from us. France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

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

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service or content providers. Regulations governing the range of services and business models that can be offered by service providers or content providers could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission has issued regulations governing aspects of fixed broadband networks and wireless networks; these regulations might impact service provider and content provider business models and as such, providers' needs for Internet telecommunications equipment and services. In addition, many jurisdictions are evaluating or implementing regulations relating to cyber security, privacy and data protection, which can affect the market and requirements for networking and security equipment.

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

A breach of network security could compromise our proprietary information and harm public perception of our security products, which could cause our business and reputation to suffer.

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Increasingly, companies including Juniper Networks are subject to a wide variety of attacks on their networks on an ongoing basis. In addition, if an actual or perceived breach of network security occurs in our network or in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer attackers, many of whom are highly sophisticated and well funded, to access or sabotage networks change frequently and generally are not recognized until after they are launched or used against a target, we may be unable to anticipate or immediately detect these techniques. This could cause us to lose current and potential end-customers or cause us to lose current and potential value-added resellers and distributors. In addition, the economic costs to us may be difficult to anticipate or measure, because the damage may differ based on the identity and motive of the attacker, which are often difficult to identify.

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

We are a party to lawsuits, proceedings, and other disputes, which are costly to defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business, financial condition, and results of operations.

We, and certain of our current and former officers and current and former members of our Board of Directors, are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement as well as securities laws, a description of the securities lawsuits can be found in Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may in the future be brought against us, our officers, and our directors will be resolved favorably or that tentative settlements will become final. Regardless of whether they are resolved, these lawsuits are, and any future lawsuits or threatened legal proceedings to which we, our officers, or our directors may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Legal proceedings, threatened legal proceedings or investigations, regardless of their ultimate outcome, could harm our reputation. Costs of defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

We are a party to litigation and claims regarding intellectual property rights, resolution of which may be time-consuming and expensive, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.

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

As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including changes in general IT spending, the imposition of government controls, including critical infrastructure protection, changes or limitations in trade protection laws, other regulatory requirements, which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations. For example, revenue attributable to our customers in Japan generally accounts for five percent to eight percent of our revenue. Although we did not experience a significant negative impact to our revenue during first quarter of fiscal year 2011, the March 2011 earthquake and tsunami in Japan may continue to adversely and unpredictably affect our customers and spending patterns in Japan in the short term. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

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

Our products are highly technical and if they contain undetected errors or do not meet customer quality expectations, our business could be adversely affected, and we may need to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products are highly technical and complex, are critical to the operation of many networks, and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects, malware, or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end-customers. Any errors, defects, malware or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, loss of future business and reputation, penalties, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations. In addition, in the event an error, defect, malware, or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed. Moreover, if our products fail to satisfy our customers' quality expectations for whatever reason, the perception of and the demand for our products could be adversely affected.

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

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives,

including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. As of September 30, 2011, our goodwill was $3,928.5 million. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

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

At September 30, 2011, we had $2,722.4 million in cash and cash equivalents and $1,407.9 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 30, 2011	77,640	$30.03	—	$404,834,344
August 1 - August 31, 2011	8,896,623	21.47	8,896,623	213,834,368
September 1 - September 30, 2011	4,668	18.85	—	213,834,368
Total	8,978,931	$21.54	8,896,623
________________________________

(1)
Shares were repurchased under the stock repurchase program approved by the Board in February 2010 (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company's common stock. Future share repurchases under the Company's 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. As of September 30, 2011, the 2010 Stock Repurchase Program had 213,834,368 remaining authorized funds available for future stock repurchases.

(2)
Amounts include repurchases under the Company's stock repurchase program and repurchases of the Company's common stock from its employees in connection with net issuance of shares to satisfy the employee tax withholding obligations for the vesting of certain restricted stock units and performance share awards. We repurchased an immaterial amount of shares of common stock from our employees in connection with net issuances during the three months ended September 30, 2011. All shares of common stock that have been repurchased under the Company's stock repurchase programs and from its employees in connection with net issuances have been retired.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1
Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc.*

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

10.2	Juniper Networks, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.56 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011)

10.3	Employment Agreement between Juniper Networks, Inc. and Robert Muglia*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Networks, Inc.

November 4, 2011	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 4, 2011	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1
Juniper Networks, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001)

3.2	Amended and Restated Bylaws of Juniper Networks, Inc.*

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

10.2	Juniper Networks, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.56 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011)

10.3	Employment Agreement between Juniper Networks, Inc. and Robert Muglia*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.