Form 10-K
period 2011-12-31
JUNIPER NETWORKS INC
filed 2012-02-24
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34501
JUNIPER NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0422528
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1194 North Mathilda Avenue
Sunnyvale, California 94089	(408) 745-2000
(Address of principal executive offices)(Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	New York Stock Exchange LLC

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $10,841,000,000 as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2011). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of February 17, 2012, there were approximately 526,371,000 shares of the Registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2012 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2011.

PART I

ITEM 1.	Business

Overview

We design, develop, and sell innovative products and services that together provide our customers with high-performance network infrastructure built on simplicity, security, openness and scale. We serve the high-performance networking requirements of global service providers, enterprises, and public sector organizations that view the network as critical to their success. We believe we are well positioned in the networking industry based on our core competencies in architecture, silicon design, and our open cross-network software platform that includes the Junos® operating system (“Junos OS”), Junos Space network application platform, and Junos Pulse integrated network client. We offer a broad product portfolio that spans routing, switching, security, application access, and mobility device security, which is designed by management to provide performance, choice, and flexibility while reducing overall total cost of ownership. In addition, through strong industry partnerships, we are fostering innovation across the network.

Our operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). Our Infrastructure segment primarily offers scalable routing and switching products that are used to control and direct network traffic from the core, through the edge, aggregation, and the customer premise equipment level. Infrastructure products include our Internet Protocol (“IP”) routing, carrier Ethernet routing portfolio, and Ethernet switching portfolio. Additionally, the Infrastructure segment offers a complete wireless local area network ("WLAN") solution that provides high reliability, performance, security, and management for mobile applications. Our SLT segment offers solutions that meet a broad array of our customers' priorities, from protecting the users, applications and data on the network itself to providing network services across a distributed infrastructure. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. Together, our high-performance product and service offerings help our customers to convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users. See Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for financial information regarding each of our Infrastructure and SLT segments, which is incorporated herein by reference.

During our fiscal year ended December 31, 2011, we generated net revenues of $4,448.7 million and net income attributable to Juniper Networks of $425.1 million, and conducted business in more than 100 countries around the world. See Item 8 of Part II for more information on our consolidated balance sheets as of December 31, 2011, and 2010 and our consolidated statements of operations, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2011.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Our Strategy

Our objective and strategy is to be the leading provider of high-performance network infrastructure by transforming the experience and economics of networking. Our strategy is centered on innovation and customer value. Key elements of our strategy are described below.

Maintain and Extend Technology Leadership

We are recognized around the world as the innovation leader in networking. Our Junos OS, application-specific integrated circuit (“ASIC”) technology, and network-optimized product architecture have been key elements to establishing and maintaining our technology leadership. We believe that these elements can be leveraged for future products that we are currently developing. We intend to maintain and extend our technological leadership in the service provider and enterprise markets primarily through innovation and continued investment in research and development (“R&D”), supplemented by external partnerships, including strategic alliances and strategic acquisitions that would allow us to deliver a broad range of products and services to customers in target markets.

Leverage Position as Supplier of High-Performance Network Infrastructure

We are a pure play in high-performance networking. From inception, we have focused on designing, developing, and building high-performance network infrastructure for demanding service provider and enterprise networking environments and have integrated purpose-built technology into a network-optimized architecture that specifically meets customer needs. We believe that many customers will deploy networking equipment from only a few vendors, and that the performance, reliability, and security of our products will provide us with a competitive advantage, which is critical to be selected as one of these vendors.

Be Strategic to Our Customers

In developing our Infrastructure and SLT solutions, we work very closely with customers to design and build best-in-class products and solutions specifically designed to meet their complex needs. Over time, we have expanded our understanding of the escalating demands and risks facing our customers, which has enabled us to design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployments to date. We plan to continue to work hand-in-hand with our customers to implement product enhancements, as well as to design products that meet the evolving needs of the marketplace, while enabling customers to reduce costs. We are committed to investing in R&D at a level that drives our innovation agenda, enabling us to deliver highly differentiated products and outstanding value to our customers.

Enable New IP-Based Services

Our platforms enable network operators to quickly build and secure networks cost-effectively and deploy new differentiated services to drive new sources of revenue more efficiently than legacy network products. We believe that the secure delivery of IP-based services and applications, including web hosting, outsourced Internet and intranet services, outsourced enterprise applications, and voice-over IP, will continue to grow and benefit from cost efficiencies enabled by our high-performance network infrastructure offerings. By enabling these new IP-based services, we have significantly broadened our service provider business over the last several years while also significantly expanding our presence in the enterprise market.

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

Service Providers

Service providers include wireline, wireless, and cable operators, as well as major Internet content and application providers. We support most major service provider networks in the world and our high-performance network infrastructure offerings are designed and built for the performance, reliability, and security that service providers demand. We believe our networking infrastructure offerings benefit our service provider customers by:

•	Reducing capital and operational costs by running multiple services over the same network using our high density and highly reliable platforms;

•	Creating new or additional revenue opportunities by enabling new services to be offered to new market segments based on our product capabilities;

•	Increasing customer satisfaction, while lowering costs, by enabling consumers to self-select automatically provisioned service packages that provide the quality, speed, and pricing they desire; and

•	Providing increased asset longevity and higher return on investment as their networks can scale to multi-terabit rates based on the capabilities of our platforms.

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

We believe that there are several other trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include significant growth in IP traffic on service provider networks because of peer-to-peer interaction, broadband usage, video, an increasing reliance on the network as a mission critical business tool in the strategies of our IP customers and of their enterprise customers, the advent of datacenter "clouds" that concentrate business applications in large, IP network connected facilities, and growth in mobile traffic as a result of the increase in mobile device usage including notebooks, netbooks, smartphones, and tablets.

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

Customers with Ten Percent of Net Revenues or Greater

No single customer accounted for more than 10% of the Company's total net revenues for 2011. Verizon Communications, Inc. accounted for greater than 10% of our total net revenues in 2010. AT&T, Inc., accounted for greater than 10% of our total net revenues in 2009.

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

The following is an overview of our major Infrastructure and SLT product families:

Infrastructure Products

•
T Series, and M Series:  Our T Series core routers are primarily designed for core IP infrastructures and are also being sold into the multi-service environment. Our M Series routers are extremely versatile as they can be deployed at the edge of operator networks, in small and medium core networks, enterprise networks, and in other applications. The T Series and M Series products leverage our ASIC technology and Junos OS to enable consistent, continuous, reliable, and predictable service delivery.

•
PTX Series:  Our PTX Series is a large capacity (8 and 16 tbps) MPLS-optimized packet transport switch for the largest core networks, especially of content service providers and Tier 1 service providers, with high throughout of packet traffic. MPLS is the technology for building scalable and flexible cores. The PTX Series is a purpose built packet transport platform with a new generation of ASIC technololgy, the Express chipset, which is a lower power, high speed chipset that enables service providers to reduce cost. We expect to begin shipping our PTX Series switches toward the end of the first quarter of 2012.

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

•
QFabric Products: The Juniper Networks QFabric family of products offers a revolutionary approach that delivers quantum leap improvements in data center performance, operating costs, and business agility for enterprises, high-performance computing systems, and large-scale cloud providers. The QFabric product family implements a single-tier network in the data center, enabling exponential improvements in speed, scale and efficiency by removing legacy barriers and improving business agility.

•
WLAN Products: The WLAN product family is an important component in our campus strategy and is critical to Juniper’s differentiation of delivering end-to-end wired and wireless switching infrastructure. The WLAN product family provides the highest levels of reliability, performance, security, and management for today's most demanding mobile applications.

SLT Products

•
Services Gateway, Integrated Firewall, and VPN Solutions:  Our SRX Series of dynamic services gateways, running our Junos software, provides firewall/VPN performance and scalability and combines routing, switching, and security functionality. The series is designed to meet network and security requirements for data center consolidation, rapid managed services deployments, and aggregation of security services. Our firewall and VPN systems and appliances are designed to provide integrated firewall, VPN, and denial of service protection capabilities for both enterprise environments and service provider network infrastructures. These products range from our SSG product series, which combines LAN/WAN routing capabilities with unified threat management features such as antivirus, anti-spam, and web filtering technologies, to our ISG and NetScreen Series firewall and VPN systems, which are designed to deliver high-performance security in medium/large enterprises, carrier networks, and data centers.

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

Platform Strategy

In addition to our major product families, our extended software portfolio, known as Junos Platform, is a key technology element in our strategy to be the leader in high-performance networking. The Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. The Junos Platform includes:

•
Junos OS - At the heart of the Junos Platform is Junos OS. We believe Junos OS is fundamentally superior to other network operating systems in not only its design, but also in its development capabilities. The advantages of Junos OS include:

◦	One modular operating system with single source base of code and a single, consistent implementation for each control plane feature;

◦	One software release train extended through a highly disciplined and firmly scheduled development process; and

◦	One common modular software architecture that scales across all Junos-based platforms.

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

•
Junos Space - Our Junos Space network management platform offers an open, Service-Oriented Architecture-based ("SOA") platform for creating organic and third party network management applications to drive network innovation.  Junos Space includes applications for network infrastructure management and automation that help customers reduce operational cost and complexity and scale services. These include Network Activate, Ethernet Design, Route Insight, Security Design, Virtual Control, Service Now and Service Insight.

•
Junos Pulse - Junos Pulse is a dynamic, integrated network client that delivers unified location-aware, identity-enabled network security, connectivity, access, and acceleration. It simplifies mobility and streamlines fast network and application access regardless of location, while supporting select third-party application development and integration.

Major Product Development Projects

During 2011, we introduced our network architecture and fabric technology for the data center, QFabric, that enables customers to scale their network faster and achieve significant improvement in performance, and released the three core components of QFabric-the Node, Interconnect and Director. We unveiled Converged Supercore solution, the PTX Series, an integrated packet transport system that enables service and content providers to accommodate new levels of peak bandwidth demand. We expect to begin shipping our PTX Series switches toward the end of the first quarter of 2012. We also released the T4000 Core Router, a multi-chassis capable system that delivers 4Tbps of traffic in a single half rack routing node. Our software is a key differentiator that drives customer adoption of our solutions. We introduced our MobileNext software, releasing the GGSN and P Gateway and S Gateway for mobile operators. We also announced Junos Pulse Mobile Security Suite support on Android devices, Apple iOS devices, the vGW Virtual Gateway virtualized security solution for private and public clouds and the integration of vGW with our SRX platform, as well as the Security Design application on Junos Space platform for developing and deploying network applications. Additionally, we launched Junosphere, a cloud offering that allows network operators to create and run networks on-demand, and delivered an OpenFlow application built on the Junos Software Developer Kit to expand the available toolset for enhancing network flexibility and programmability.

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

As of December 31, 2011, we employed 1,289 people in our worldwide customer service and support organization. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2011, we employed 296 people in worldwide manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

We have subcontracted the majority of our manufacturing activity with Celestica Incorporated, Flextronics International LTD, Plexus Corporation, and Accton Technology. Our manufacturing is primarily conducted through contract manufacturers in the United States, China, Malaysia, Mexico, and Taiwan.

Our contract manufacturers in all locations are responsible for all phases of manufacturing from prototypes to full production and assist with activities such as material procurement, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers, we design, specify, and monitor the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

•	We can quickly deliver products to customers with turnkey manufacturing and drop-shipment capabilities;

•	We gain economies of scale by leveraging our buying power with our contract manufacturers when we purchase large quantities of components;

•	We operate with a minimum amount of dedicated space for Manufacturing Operations; and

•	We can reduce our costs by reducing what would normally be fixed overhead expenses.

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

We also purchase and hold inventory for strategic reasons and to ensure adequate component supplies. The majority of our inventory is production components. As a result, we may incur additional holding costs and obsolescence charges, particularly in light of current macroeconomic conditions and the resulting uncertainties in future product demand.

Our ASICs are manufactured primarily by sole or limited sources, such as International Business Machines Corporation (“IBM”), each of which is responsible for all aspects of ASICs production using our proprietary designs.

By working collaboratively with our suppliers, we have the opportunity to promote socially responsible business practices beyond our company and into our worldwide supply chain. To this end, we have adopted, and promote other to adoption, the Electronic Industry Code of Conduct (“EICC”). The EICC outlines standards to ensure that working conditions in the electronics industry supply chain are safe, workers are treated with respect and dignity, and manufacturing processes are environmentally responsible.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2011, we employed 4,138 people in our worldwide R&D organization.

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

Our R&D process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our R&D team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market. Expenditures for R&D were $1,026.8 million, $917.9 million, and $741.7 million in 2011, 2010, and 2009, respectively.

Sales and Marketing

As of December 31, 2011, we employed 2,568 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

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

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we do the majority of our sales. We employ various channel partners, including but not limited to:

•
A global network of strategic distribution relationships, as well as region-specific or country-specific distributors who in turn sell to local value-added resellers who sell to end-user customers. Our distribution channel partners mainly sell our SLT products plus certain Infrastructure products that are often purchased by our enterprise customers. These distributors tend to be focused on particular regions or countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and with NEC in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products.

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

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have backlog orders for products that have not shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2011, and 2010, our total product backlog was approximately $301 million and $330 million, respectively. Our product backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within the next six months, and excludes orders from distributors as we recognize product revenue on sales made through distributors upon sell-through to end-users, certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

Seasonality

Many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. In addition, our SLT segment generally experiences seasonally strong customer demand in the fourth quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

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

Many of our current and potential competitors, such as Cisco, Alcatel-Lucent, HP, and Huawei bundle their products with other networking products in a manner that may discourage customers from purchasing our products. In addition, consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressure faced by us due to their increased size and breadth of their product portfolios. Many of our current and potential competitors have greater name recognition and more extensive customer bases that they may leverage to compete more effectively. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, negatively affecting our operating results.

SLT Business

In the market for SLT products, Cisco generally is our primary competitor with its broad range of products. In addition, there are a number of other competitors for each of the product lines within SLT, including Check Point Software Technologies, F5 Networks, Inc., Palo Alto Networks, Inc., and Riverbed Technology, Inc. These additional competitors tend to be focused on single product line solutions and, therefore, may be considered specialized compared to our broader product line. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.

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

As of December 31, 2011, our worldwide patent portfolio included over 1,300 patents. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary.

Employees

As of December 31, 2011, we had 9,129 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends significantly upon the continued service of our key technical, sales, and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations. Our future success also depends on our continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. Competition for such key personnel is intense, and in order to attract and retain these personnel, we must provide a competitive compensation package, including cash and share-based compensation. Our share-based incentive awards include stock options, restricted stock units and performance share awards, some of which contain conditions relating to our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate key personnel could be weakened. There can be no assurance that we can retain our key personnel in the future.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Annual Report on Form
10-K.

Name	Age	Position
Kevin R. Johnson	51	Chief Executive Officer
Pradeep Sindhu	59	Chief Technical Officer and Vice Chairman of the Board
Mark Bauhaus	50	Executive Vice President of Services, Support and Operations
Robyn M. Denholm	48	Executive Vice President and Chief Financial Officer
Stefan Dyckerhoff	39	Executive Vice President and General Manager, Platform Systems Group
Gerri Elliott	56	Executive Vice President and Chief Sales Officer
Mitchell Gaynor	52	Executive Vice President, General Counsel and Secretary
Robert Muglia	52	Executive Vice President, Software Solutions Division
Gene Zamiska	50	Vice President, Finance and Corporate Controller

KEVIN R. JOHNSON joined Juniper in September 2008 as Chief Executive Officer and a member of our Board of Directors. Prior to Juniper, Mr. Johnson was at Microsoft Corporation, a worldwide provider of software, services, and solutions, where he had served as President, Platforms and Services Division since January 2007. He had been Co-President of the Platforms and Services Division since September 2005. Prior to that role, he held the position of Microsoft's Group Vice President, Worldwide Sales, Marketing and Services since March 2003. Before that position, Mr. Johnson had been Senior Vice President, Microsoft Americas since February 2002 and Senior Vice President, U.S. Sales, Marketing, and Services since August 2000. Before joining Microsoft in 1992, Mr. Johnson worked in IBM's systems integration and consulting business and started his career as a software developer. Mr. Johnson also serves on the board of directors of Starbucks Corporation, a worldwide coffee retailer.

PRADEEP SINDHU founded Juniper in February 1996 and served as Chief Executive Officer and Chairman of the Board of Directors until September 1996. Since then, Dr. Sindhu has served as Vice Chairman of the Board of Directors and Chief Technical Officer of Juniper. From September 1984 to February 1991, Dr. Sindhu worked as a Member of the Research Staff, and from March 1987 to February 1996, as the Principal Scientist, and from February 1994 to February 1996, as Distinguished Engineer at the Computer Science Lab at Xerox Corporation, Palo Alto Research Center, a technology research center. Dr. Sindhu served as a member of the board of directors of Infinera Corporation, a provider of optical networking equipment, from September 2001 to May 2008.

MARK BAUHAUS joined Juniper in September 2007 and currently serves as Executive Vice President of Services, Support and Operations Group. Before joining Juniper, Mr. Bauhaus established Bauhaus Productions Consulting, where he served as founder and principal until September 2007, after serving over 20 years at Sun Microsystems ("Sun") in a range of executive level assignments from December 1986 through December 2006, most recently in the position of Senior Vice President of Service-Oriented Architecture Software. Prior to that, he was Senior Vice President, Java Web Services at Sun and Vice President and Founder of Global Dot.Com Consulting. Mr. Bauhaus began his career as an environmental engineer for HP. Mr. Bauhaus holds a bachelor's degree in business management and environmental systems analysis from the University of California at Davis.

ROBYN M. DENHOLM joined Juniper in August 2007 as Executive Vice President and Chief Financial Officer. Prior to joining

Juniper, Ms. Denholm was at Sun from January 1996 to August 2007, where she served in executive assignments that included Senior Vice President of Corporate Strategic Planning, Senior Vice President of Finance, Vice President and Corporate Controller (Chief Accounting Officer), Vice President of Finance, Director of Service Division, and Shared Financial Services APAC and Controller, Australia/New Zealand. Prior to joining Sun, Ms. Denholm served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia and holds a bachelor's degree in economics from the University of Sydney and a master's degree in commerce from the University of New South Wales. Ms. Denholm also serves on the board of directors of Echelon Corporation, an international control networks company.

STEFAN DYCKERHOFF joined Juniper in October 2009 and currently serves as our Executive Vice President and General Manager of the Platform Systems Group. Prior to re-joining Juniper, Mr. Dyckerhoff was at Cisco, from May 2004 to September 2009, serving as Vice President and General Manager of the Edge Routing Business Unit. From January 1997 to May 2004, Mr. Dyckerhoff was at Juniper serving in various engineering leadership roles. Mr. Dyckerhoff holds a bachelor's degree in electrical engineering and computer science from Duke University and a master's degree in electrical engineering from Stanford University.

GERRI ELLIOTT joined Juniper in July 2009 and currently serves as our Executive Vice President and Chief Sales Officer.  Before joining Juniper, Ms. Elliott was at Microsoft, where she was Corporate Vice President, Worldwide Public Sector Organization from July 2004 to December 2008.  Prior to Microsoft, Ms. Elliott spent 22 years at IBM, where she held several senior executive positions in the U.S. and internationally. Ms. Elliott holds a bachelor's degree in international politics from New York University.
MITCHELL GAYNOR joined Juniper in February 2004 as Vice President, General Counsel, and Secretary and served as Senior Vice President, General Counsel and Secretary from February 2008 to February 2011 and is currently our Executive Vice President, General Counsel and Secretary. Prior to joining Juniper, Mr. Gaynor was Vice President, General Counsel, and Secretary of Portal Software, Inc. and Sybase, Inc. In private practice, he was an associate with the law firm of Brobeck, Phleger & Harrison. Mr. Gaynor holds a law degree from University of California's Hastings College of the Law and a bachelor's degree in history from the University of California, Berkeley.

ROBERT MUGLIA joined Juniper in October 2011 as Executive Vice President, Software Solutions Division. Before joining Juniper, Mr. Muglia was at Microsoft from January 1988 through September 2011, where he served in various leadership positions across all of Microsoft's business groups, including Developer, Office, Mobile Devices, Windows NT and Online Services. Most recently, Mr. Muglia served as President of Microsoft's Server and Tools Business (STB), where he was responsible for infrastructure software, developer tools and cloud platforms. Mr. Muglia holds a bachelor's degree in computer and communication science from the University of Michigan.
GENE ZAMISKA joined Juniper in December 2007 as Vice President of Finance and Corporate Controller and in February 2009, was appointed Chief Accounting Officer of Juniper. Before joining Juniper, Mr. Zamiska was at HP from February 1989 through November 2007, where he served in various roles in the finance department, most recently serving as Senior Director of Finance - Controller for HP's consulting and integration division and HP's Senior Director of Finance - Assistant Corporate Controller. Prior to HP, Mr. Zamiska was at Arthur Andersen & Company where he served in various roles in the audit and assurance practice. Mr. Zamiska is a Certified Public Accountant (inactive) and holds a bachelor's degree in business-accounting from the University of Illinois, Champaign-Urbana.

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

Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have resulted in certain historical periods, and may in the future result in decreased revenues and earnings and could make it difficult to forecast sales and operating results and could negatively affect our ability to provide forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic weakness, particularly in the United States and Europe, concerns over the sovereign debt situation in certain countries in the European Union, the downgrade by Standard and Poor's (S&P) of the U.S. long-term sovereign credit rating, as well as continued turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Continued economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, the acquisitions of Global Crossing and Qwest Communications and AT&T's failed acquisition of T-Mobile) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may suspend or indefinitely reduce their purchases of our products or other unforeseen consequences could harm our business, financial condition, and results of operations.

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

Competition is intense in the markets that we address. The Infrastructure market has historically been dominated by Cisco with competition coming from other companies such as Alcatel-Lucent, Brocade, Extreme Networks, Hewlett Packard Company, and Huawei. In the SLT market, we face intense competition from a broader group of companies such as Check Point, Cisco, F5 Networks, Palo Alto Networks, and Riverbed. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

Some of our business processes depend upon our information technology ("IT") systems, the systems, and processes of third parties, and on the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs.

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

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our security products, which could cause our business and reputation to suffer and adversely affect our stock price.

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including Juniper Networks are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, Juniper Networks' information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks.

If an actual or perceived breach of network security occurs in our network or in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could impede our sales, manufacturing, distribution or other critical functions. In addition, the economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify.

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

From time to time, we receive preliminary notices of deficiency or notices of proposed adjustments from the IRS claiming that we owe additional taxes, plus interest and possible penalties. For example, we received a preliminary notice of deficiency in 2011 and one in 2009 for prior tax years based on transfer pricing transactions related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. As a result of the preliminary notices of deficiency received in 2011 and 2009, the incremental tax liability would be approximately $92.0 million and $807.0 million excluding interest and penalties, respectively. We believe the IRS' position with regard to these matters is inconsistent with applicable tax laws, judicial precedent and existing Treasury regulations, and that our previously reported income tax provisions for the years in question are appropriate. However, there can be no assurance that these matters will be resolved in our favor. Regardless of whether these matters are resolved in our favor, the final resolution of these matters could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for these matters, there is a possibility that an adverse outcome of these matters individually or in the aggregate could have a material effect on our results of operations and financial condition.

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

As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including changes in general IT spending, the imposition of government controls, including critical infrastructure protection, changes or limitations in trade protection laws, other regulatory requirements, which may affect our ability to import or export our products from various countries, service provider and government spending patterns affected by political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations. For example, revenue attributable to our customers in Japan generally accounts for five percent to eight percent of our revenue. Although we did not experience a significant negative impact to our revenue during fiscal year 2011, the March 2011 earthquake and tsunami in Japan may continue to adversely and unpredictably affect our customers and spending patterns in Japan in the short term. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

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

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. As of December 31, 2011, our goodwill was $3,928.1 million. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

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

At December 31, 2011, we had $2,910.4 million in cash and cash equivalents and $1,382.0 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

We lease approximately 2.5 million square feet worldwide, with approximately 63 percent in North America. Our corporate headquarters is located in Sunnyvale, California, and consists of buildings totaling approximately 1.1 million square feet. Each building is subject to an individual lease or sublease, which provides various option, expansion, and extension provisions. The leases for our primary corporate headquarters buildings expire between January 2013 and November 2022. We also own approximately 80 acres of land adjacent to our leased corporate headquarters location. To support our growth in a cost-effective manner, we have begun a phased office campus build-out on land we own adjacent to our current headquarters in Sunnyvale, California. This will result in net facilities-related capital expenditures between $240 million and $260 million over the next 7 quarters. Additionally, we lease an approximately 0.2 million square foot facility in Westford, Massachusetts, under leases that expire in March 2018.

In addition to our offices in Sunnyvale and Westford, we also lease offices in various locations throughout the United States, Canada, South America, EMEA, and APAC regions, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom.

Our leases expire at various times through November 30, 2022. Our current offices are in good condition and appropriately support our business needs.

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

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The following table sets forth the high and low bid prices for our common stock of the two most recently completed years as reported on the NYSE for the years ended December 31, 2011 and 2010, respectively:

	2011		2010
NYSE	High	Low	High	Low
First quarter	$45.01	$34.20	$31.32	$24.06
Second quarter	$42.27	$29.03	$32.16	$22.74
Third quarter	$33.11	$17.21	$31.48	$22.25
Fourth quarter	$25.61	$16.67	$37.95	$30.06

Holders

At February 17, 2012, there were approximately 1,020 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so.

Unregistered Securities Sold in Fiscal 2011

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2011	—	$—	—	$213,834,490
November 1 - November 30, 2011	—	—	—	213,834,490
December 1 - December 31, 2011	—	—	—	213,834,490
Total	—	$—	—

(1)
In March 2008, the Company's Board of Directors (the “Board”) approved a stock repurchase program (the “2008 Stock Repurchase Program”), which authorized the Company to purchase up to $1.0 billion of the Company's common stock. In February 2010, the Board approved an additional stock repurchase program (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company's common stock. As of December 31, 2011, the 2008 Stock Repurchase Program had no remaining authorized funds available for future stock repurchases. Future share repurchases under the Company's 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2006, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), the NYSE Dow Jones Industrial Average (“DJI”), and the NASDAQ Telecommunications Index (“IXUT”). The graph shall not be deemed to be incorporated by reference into other SEC filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

$250
$200
$150
$100
$50
$0
Dec-2006
Dec-2007
Dec-2008
Dec-2009
Dec-2010
Dec-2011
Juniper Networks, Inc.("JNPR")
S&P 500
DJI
IXUT

	As of December 31,
	2006	2007	2008	2009	2010	2011
JNPR	$100.00	$175.29	$92.45	$140.81	$194.93	$107.76
S&P 500	100.00	103.53	63.69	78.62	88.67	88.67
DJI	100.00	106.43	70.42	83.67	92.89	98.03
IXUT	100.00	109.17	62.25	92.27	95.89	83.79

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

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2011, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2011(a)	2010(b)	2009(c)	2008(d)	2007(e)
	(In millions, except per share data)
Net revenues	$4,448.7	$4,093.3	$3,315.9	$3,572.4	$2,836.1
Cost of revenues	1,580.1	1,351.5	1,132.7	1,136.9	910.3
Gross margin	2,868.6	2,741.8	2,183.2	2,435.5	1,925.8
Operating expenses	2,250.1	1,974.2	1,872.5	1,740.5	1,518.7
Operating income	618.5	767.6	310.7	695.0	407.1
Other income and expense, net	(46.8)	10.6	1.4	33.9	103.5
Income before income taxes and noncontrolling interest	571.7	778.2	312.1	728.9	510.6
Provision for income taxes	(146.7)	(158.8)	(196.8)	(217.2)	(149.8)
Consolidated net income	425.0	619.4	115.2	511.7	360.8
Adjust for net (income) loss attributable to noncontrolling interest	0.1	(1.0)	1.8	—	—
Net income attributable to Juniper Networks	425.1	618.4	117.0	511.7	360.8
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.80	$1.18	$0.22	$0.96	$0.67
Diluted	$0.79	$1.15	$0.22	$0.93	$0.62
Shares used in computing net income per share:
Basic	529.8	522.4	523.6	530.3	537.8
Diluted	541.4	538.8	534.0	551.4	579.1

(a)
Includes the following significant pre-tax items: stock-based compensation of $222.2 million, restructuring and other charges of $30.6 million, acquisition-related charges of $9.6 million, interest expense on debt of $37.7 million, and a net loss on equity investments of $0.3 million.

(b)
Includes the following significant pre-tax items: stock-based compensation of $182.0 million, restructuring charges of $10.8 million, acquisition-related charges of $6.3 million, and a gain on equity investments of $8.7 million. In addition, includes a non-recurring income tax benefit of $54.1 million recorded in the first quarter from a change in estimate of unrecognized tax benefits related to share-based compensation. The change resulted from the decision in the first quarter of 2010 of the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner.

(c)
Includes the following significant pre-tax items: stock-based compensation of $139.7 million, litigation settlement charges of $182.3 million, write-down of privately-held equity investments of $5.5 million, and restructuring charges of $19.5 million. In addition, includes the following significant tax items: $61.8 million related to the write-off of certain net deferred tax assets resulting from a change in California income tax law, $52.1 million related to a change in the tax treatment of stock-based compensation expense in transfer pricing arrangements for certain U.S. multinational companies due to a federal appellate court ruling, and $4.6 million related to an investigation by the India tax authorities.

(d)
Includes the following significant pre-tax items: stock-based compensation of $108.1 million, write-down of privately-held equity investments of $11.3 million, other-than-temporary decline in publicly-traded equity investment of $3.5 million, and litigation settlement charge of $9.0 million.

(e)
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

Consolidated Balance Sheet Data

	As of December 31,
	2011	2010	2009	2008	2007
	(In millions)
Cash, cash equivalents, and investments	$4,292.4	$2,821.6	$2,658.7	$2,293.4	$2,015.8
Working capital	2,973.0	1,742.4	1,503.2	1,759.6	1,175.3
Goodwill	3,928.1	3,927.8	3,658.6	3,658.6	3,658.6
Total assets	9,983.8	8,467.9	7,590.3	7,187.3	6,885.4
Long-term debt	999.0	—	—	—	—
Total long-term liabilities	428.4	387.1	389.7	229.3	151.7
Total Juniper Networks stockholders' equity	7,089.2	6,608.2	5,822.1	5,901.4	5,353.9

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Market Environment

At Juniper Networks, we focus on architecting the new network. We design, develop, and sell products and services that together provide our customers with a high-performance network infrastructure built on simplicity, security, openness, and scale. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our broad product portfolio spans routing, switching, security, application acceleration, identity policy and control, and network management to provide customers high performance, greater choice and flexibility while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”), and our operations are organized into two reportable segments: Infrastructure and Service Layer Technologies (“SLT”). Our Infrastructure segment primarily offers scalable routing and switching products that are used to control and direct network traffic from the core, through the edge, aggregation, and the customer premise equipment level, as well as a complete wireless local area network ("WLAN") solution that provides high reliability, performance, security, and management for mobile applications. Our SLT segment offers solutions that meet a broad array of our customers' priorities, from protecting the network itself and data on the network, to maximizing existing bandwidth and acceleration of applications across a distributed network. Both segments offer worldwide services, including technical support under maintenance contracts and professional services, as well as educational and training programs to our customers.

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

During 2011, we continued to experience a challenging macroeconomic environment. The effect of the increased macro volatility escalated especially over the second half of the year due to sovereign debt concerns in Europe as well as slow down of the economies in APAC and in the Americas. A number of our largest U.S. customers, including Tier 1 service providers and financial service firms, reduced their spend toward the end of the year. Additionally, our customers held off their core routing purchases in anticipation of the T4000 Series launch as we entered into a new product cycle. Despite the impact from the near-term challenges, our revenue grew in 2011. The investments we have made in R&D are delivering on a wave of new products, from our new offerings in the data center, QFabric, to enterprise mobility and to our Converged Supercore routing technology. The three core components of QFabric-the Node, Interconnect and Director were released; the next wave of MobileNext features including the S Gateway for mobile operators were announced during the year; our Converged Supercore solution, PTX Series switches, are expected to begin shipment in the first quarter of 2012; and the T4000 Core Router commenced shipment in the fourth quarter of 2011. In addition, we have put the right organization structure in place to effectively drive our innovative portfolio and support our customers' next-generation network requirements.

In the coming year, we will remain focused on balancing the longer-term needs of the business while remaining agile and prudent with our spending in the short term. We believe the underlying fundamentals of our business remain healthy and we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing. We believe our strategy aligns well with the driving forces of the Network. We believe innovation will drive long-term value creation in the networking industry, as customers forgo the complexity and unnecessary costs of old architectures and embrace open systems that can scale across the multiple dimensions of network growth. With our strategy, our innovation pipeline, and the deeper penetration in both service provider and enterprise markets, we plan to navigate the challenging near-term environment in 2012 based on the following five operating principles:

•	Assume continued uncertainty in the near-term macro environment;

•	Grow faster than the markets we serve by focusing on new product introductions to accelerate growth as we exit 2012;

•	Maintain investments that deliver innovation and our product roadmap;

•	Focus on prudent cost management; and

•	Generate good cash flows to support our strategic needs and maintain a strong balance sheet.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics for the years ended December 31, 2011, 2010 and 2009 (in millions, except per share amounts and percentages):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	%Change	2010	2009	$ Change	%Change
Net revenues	$4,448.7	$4,093.3	$355.4	9%	$4,093.3	$3,315.9	$777.4	23%

Gross margin	$2,868.6	$2,741.7	$126.8	5%	$2,741.7	$2,183.2	$558.5	26%
Percentage of net revenues	64.5%	67.0%			67.0%	65.8%

Operating income	$618.5	$767.6	$(149.1)	(19)%	$767.6	$310.7	$456.9	147%
Percentage of net revenues	13.9%	18.8%			18.8%	9.4%
Net income attributable to Juniper Networks	$425.1	$618.4	$(193.3)	(31)%	$618.4	$117.0	$501.4	429%
Percentage of net revenues	9.6%	15.1%			15.1%	3.5%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.80	$1.18	$(0.38)	(32)%	$1.18	$0.22	$0.96	436%
Diluted	$0.79	$1.15	$(0.36)	(31)%	$1.15	$0.22	$0.93	423%

Operating cash flows	$986.7	$812.3	$174.4	21%	$812.3	$796.1	$16.2	2%
Deferred revenue	$967.0	$884.4	$82.6	9%	$884.4	$753.6	$130.8	17%
Days sales outstanding ("DSO")	46	45	1	2%	45	44	1	2%
Book-to-bill	1	>1			>1	>1

•
Net Revenues: Our net revenue increased across all three geographic regions and in both service provider and enterprise markets for year ended December 31, 2011, compared to the prior year. These increases were primarily driven by increases in revenue from routing and switching products as well as higher service revenue across both the Infrastructure and SLT segments, partially offset by a slight decrease in our SLT product revenue.

•
Gross Margin: Gross margin as a percentage of net revenues decreased for year ended December 31, 2011, compared to the prior year, primarily due to lower product and service gross margin percentages and a higher proportion of service revenue for which gross margin is generally lower than product margin. Product gross margin as a percentage of product revenue declined due to a shift in geographic mix, increased overhead and increased inventory related costs. Service gross margin as a percentage of service revenue declined mainly due to the investment in resources to support our expanded product portfolio.

•
Operating Income: Our operating income decreased as a percentage of revenues in the year ended December 31, 2011, compared to 2010, primarily due to slower revenue growth relative to the increase of investments in Sales and Marketing and Research and Development ("R&D") expenses as we continue to invest in our innovative portfolio and increase sales coverage for our new products. In addition, we recorded restructuring and other charges of $30.6 million in the year ended December 31, 2011, primarily related to workforce reduction activities and asset impairments.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stockholders: The decrease in net income attributable to Juniper Networks in the year ended December 31, 2011, compared to 2010, reflects the lower operating income discussed above as well as higher interest expense of $49.5 million primarily attributable to interest on our long-term debt issued in March 2011.

•	Operating Cash Flows: Operating cash flows in December 31, 2011 increased compared to 2010. Operating cash flows in the prior year included a $169.3 million litigation settlement payment.

•
Deferred Revenue: Total deferred revenue increased $82.6 million to $967.0 million as of December 31, 2011, compared to $884.4 million as of December 31, 2010, due to an increase in deferred service revenue driven by product sales and renewals, slightly offset by a small decrease in deferred product revenue. Total deferred service revenue increased $86.1 million compared to December 31, 2010, primarily due to an increase in new service contracts and renewal of existing contracts. Deferred gross product revenue as of December 31, 2011, decreased $15.4 million compared to December 31, 2010, primarily due to the release of approximately $62.7 million from various product commitments made as of December 31, 2010 and delivered during 2011, partially offset by new product commitments and other deferrals.

•
DSO: DSO as of December 31, 2011 was relatively flat compared to the prior year. DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days.

•
Book-to-Bill: Book-to-bill was one for the quarter ended December 31, 2011, and greater than one for the quarter ended December 31, 2010. Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Product orders exclude certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, and service revenue allocations, and early payment discounts.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 17.5 million shares of our common stock at an average price of $30.93 per share for an aggregate purchase price of $541.2 million during the year ended December 31, 2011.

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

•
Revenue recognition.  Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) sales price is fixed or determinable, and (4) collectability is reasonably assured. We enter into contracts to sell our products and services, and while some of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation may be required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

Under our revenue recognition policies, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”) if available, or estimated selling price (“ESP”) if neither VSOE nor Third Party Evidence ("TPE") is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. ESP is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and product life cycle. Consideration is also given to market conditions such as industry pricing strategies and technology life cycles. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. We do not use TPE as we do not consider our products to be similar or interchangeable to our competitors' products in standalone sales to similarly situated customers. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period, which is generally one to three years. We apply ESP to the majority of our product revenue and VSOE to our service revenue in 2011 and 2010.

•
Contract Manufacturer Liabilities.  We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers, and a significant portion of our cost of revenues consists of payments to them. Our independent contract manufacturers produce our products using design specifications, quality assurance programs, and standards that we establish, and they procure components and manufacture our products based on our demand forecasts. These forecasts are our estimates of future demand for our products, based upon historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions. We establish a provision for inventory, carrying costs, and obsolete material exposures for excess components purchased based on historical trends. Significant judgment is used in establishing our forecasts of future demand, inventory carrying costs, and obsolete material exposures. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors outside of our control, we may incur charges for excess components, which could have an adverse impact on our gross margins and profitability. Supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times. As of December 31, 2011 and 2010, our contract manufacturer liabilities were $14.8 million and $22.7 million, respectively.

•
Warranty Reserves.  We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We use judgment and estimates when determining warranty costs as part of our cost of sales based on associated material costs, labor costs for trouble-shooting and repair, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead cost are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Although we engage in extensive product quality programs and processes, if actual product failure rates, use of materials, or service delivery costs differ from estimates, additional warranty costs may be incurred, which could reduce gross margin. As of December 31, 2011 and 2010, our warranty reserves were $28.3 million and $35.9 million, respectively.

•
Goodwill and Other Long-Lived Assets.  We make significant estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue from the acquired customer and product base, and the expected use of the acquired assets. These factors are also considered in determining the useful life of the acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense. The value of our goodwill and intangible assets could be impacted by future adverse changes such as, but not limited to: (a) a significant adverse change in legal factors or in the business climate; (b) a substantial decline in our market capitalization, (c) an adverse action or assessment by a regulator; (d) unanticipated competition; (e) loss of key personnel; (f) a more likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (g) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (h) testing for recoverability of a significant asset group within a reporting unit; or (i) higher discount rate used in the impairment analysis as impacted by an increase in interest rates.

We evaluate goodwill on an annual basis as of November 1st or more frequently if we believe impairment indicators exist. Goodwill is tested for impairment at the reporting unit level, which is one level below our operating segment level, by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using significant judgment based on a combination of the income and the market approaches. Under the income approach, we estimate fair value of a reporting unit based on the present value of forecasted future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, we estimate fair value of our reporting units based on an analysis that compares the value of the reporting units to values of publicly-traded companies in similar lines of business. If the fair value of the reporting unit does not exceed the carrying value of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. When the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. Determining the fair value of a reporting unit or a indefinite-lived purchased intangible asset is highly judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocated shared assets and liabilities to determine the carrying values for each of our reporting units. As of December 31, 2011, Goodwill recorded for our SLT segment and Infrastructure segment was $2,282.6 million and $1,645.5 million, respectively. A hypothetical decrease of 5% in the estimated fair value of our reporting units would result in excess fair value over carrying value of approximately nil for our SLT segment to $7.3 billion for our Infrastructure segment.

We evaluate long-lived assets, such as property, plant and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant decrease in the benefits realized from the acquired assets, difficulty and delays in integrating the business or a significant change in the operations of the acquired assets or use of an asset. A long-lived asset is considered impaired if its carrying amount exceeds the estimated future undiscounted cash flows the asset or asset group is expected to generate. If a long-lived asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds its fair value.

•
Share-Based Compensation.  We recognize share-based compensation expense for all share-based payment awards including employee stock options, restricted stock units (“RSUs”), performance share awards ("PSAs"), and purchases under our Employee Stock Purchase Plan ("ESPP") based on each award's fair value on the grant date.

We utilize the Black-Scholes-Merton (“BSM”) option-pricing model in order to determine the fair value of stock options and ESPP. The BSM model requires various highly subjective assumptions including volatility, expected award life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, and the potential effect from options that have not been exercised. We determine the fair value of RSUs and PSAs based on the closing market price of our common stock on the grant date. In addition, we use significant judgment in estimating share-based compensation expense for our PSAs based on the vesting criteria and only recognize expense for the portions in which annual targets have been set.

The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates. These estimates involve inherent uncertainties and the application of management's judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. Additionally, we are required to estimate the expected forfeiture rate based on historical experience as well as judgment and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded share-based compensation expense could be different.

•
Income Taxes.  We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates may differ from the statutory rate due to factors such as, but not limited to, foreign operations, R&D tax credits, tax audit settlements, changes in the valuation allowance recorded against deferred tax assets, non-deductible compensation, and transfer pricing adjustments. Our effective tax rate was 25.7%, 20.4%, and 63.1% for 2011, 2010, and 2009, respectively. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserves and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that we believe any amounts are not more likely than not to be realized through the reversal of deferred tax liabilities and future income, we record a valuation allowance to reduce our deferred tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance is charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance is reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize and measure potential liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due.

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

•
Loss Contingencies.  We use significant judgment and assumptions to estimate the likelihood of loss or impairment of an asset, or the incurrence of a liability, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Net revenues:
Product	$3,478.3	$3,258.7	$219.6	7%	$3,258.7	$2,568.0	$690.7	27%
Percentage of net revenues	78.2%	79.6%			79.6%	77.4%
Service	970.4	834.6	135.8	16%	834.6	747.9	86.7	12%
Percentage of net revenues	21.8%	20.4%			20.4%	22.6%
Total net revenues	$4,448.7	$4,093.3	$355.4	9%	$4,093.3	$3,315.9	$777.4	23%

Our net product revenue increased in 2011 compared to 2010 primarily due to an increase in sales of our Infrastructure routing products, particularly the MX Series routers, to service provider and enterprise customers across all regions, reflecting our competitive position and customers' demand for our edge products. Our switching products, including EX Series, QFabric and WLAN products, increased due to strength in our EX Series products, both in data center and campus deployments. We also recorded initial revenues from the first deployment of our QFabric solution. The increase in Infrastructure revenue was partially offset by the decline in revenue from the M and T Series routers primarily attributable to weaker overall demand from service providers driven by uncertain macroeconomic environment as well as an expected pause as we introduce the T4000 router. SLT product revenue also had a slight decrease in 2011, compared to 2010, primarily attributed to the decline in our high-end product lines influenced by the timing of our high-end SRX service provider deployments and the transition from older enterprise security products to our new security product portfolio. Service revenue increased in 2011, primarily attributable to sales of our MX Series routers and EX Series switches, primarily attributable to sales and contract renewals for our MX Series routers, EX Series switches and High-End SRX products.

Our net product revenues increased in 2010 compared to 2009 primarily due to an increase in Infrastructure product sales to service provider and enterprise customers across all regions, SLT product sales to enterprise customers across all regions and

SLT product sales to service provider customers in the Americas. The increased revenue was the result of increased demand for our most recent product lines, the MX Series routers, EX Series switches, and SRX service gateways, as well as the improved macroeconomic environment as compared to 2009. Additionally our net service revenues increased in 2010 compared to 2009 due to an increase in sales to enterprise customers across all regions and to service provider customers in the EMEA and APAC regions, which was primarily driven by growth in the installed base and continued strength in contract renewals for support services.

Net Revenues by Market and Customer

The following table presents the total net revenues by market (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Service Provider	$2,833.0	$2,631.5	$201.5	8%	$2,631.5	$2,197.1	$434.4	20%
Percentage of net revenues	63.7%	64.3%			64.3%	66.3%
Enterprise	1,615.7	1,461.8	153.9	11%	1,461.8	1,118.8	343.0	31%
Percentage of net revenues	36.3%	35.7%			35.7%	33.7%
Total	$4,448.7	$4,093.3	$355.4	9%	$4,093.3	$3,315.9	$777.4	23%

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

Net revenue increased in 2011 attributable to the increase in sales to the service provider market across all three geographic regions, specifically in the Americas and EMEA regions. The increase was largely attributable to customers' adoption of our Infrastructure products, including the MX Series routers, EX Series switches and WLAN products, across all three regions, slightly offset by a decline in the SLT products in the Americas.

Net revenues from sales to the service provider market increased in absolute dollars in 2010 compared 2009, primarily due to our customers’ increased investment in new network build-outs and purchases of additional networking capacity to support network growth.

Revenues from sales to the enterprise market also increased in 2011, compared to 2010, reflecting demand for routing and switching products including the MX Series routers, EX Series switches, and WLAN products driven by the value proposition we offer to customers as well as our strategy of expanding presence in the enterprise market. The increase in enterprise revenues in 2011, was experienced across all three geographic regions. Net revenues from sales to the enterprise market increased in absolute dollars and as a percentage of total net revenues in 2010 compared to 2009, primarily due to our expanded portfolio of products and our continued investments to expand our footprint in the enterprise market.

No customers accounted for greater than 10% of our net revenues for the year ended December 31, 2011. Verizon Communications, Inc., accounted for 10.6% of our net revenues for the year ended December 31, 2010. AT&T, Inc., accounted for 10.4% of our net revenues for the year ended December 31, 2009.

Net Revenues by Geographic Region

The following table presents the total net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Americas:
United States	$2,015.8	$1,890.1	$125.7	7%	$1,890.1	$1,515.1	$375.0	25%
Other	222.2	205.5	16.7	8%	205.5	172.8	32.7	19%
Total Americas	2,238.0	2,095.6	142.4	7%	2,095.6	1,687.9	407.7	24%
Percentage of net revenues	50.3%	51.2%			51.2%	50.9%
Europe, Middle East, and Africa	1,339.8	1,189.3	150.5	13%	1,189.3	953.2	236.1	25%
Percentage of net revenues	30.1%	29.1%			29.1%	28.7%
Asia Pacific	870.9	808.4	62.5	8%	808.4	674.8	133.6	20%
Percentage of net revenues	19.6%	19.7%			19.7%	20.4%
Total	$4,448.7	$4,093.3	$355.4	9%	$4,093.3	$3,315.9	$777.4	23%

Net revenues in the Americas increased in absolute dollars during 2011, compared to 2010, primarily due to increased sales in the United States attributable to the demand for our routing and switching products and services from enterprise and service provider customers. Net revenues in the Americas decreased as a percentage of total revenue from 2010 to 2011, primarily due to the relative strength in EMEA.

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
Net revenues in EMEA increased, in absolute dollars and as a percentage of total net revenues, in 2011, compared to 2010, driven by service provider and enterprise demand for our routing and switching products and related services, in both service provider and enterprise markets. The increases were largely attributable to Sweden, Eastern Europe, and the Netherlands. In addition, we initiated the first revenue from a top service provider in Eastern Europe spanning a broad range of our product portfolio.

Net revenues in EMEA increased in absolute dollars and as a percentage of total net revenues in 2010 compared to 2009, primarily due to increased demand in Russia, Germany, and the United Kingdom. This increase was largely driven by product sales to both the enterprise and service provider markets.
Net revenues in APAC increased in 2011, compared to 2010, due to the increase in revenues from our routing, switching, and SLT products and services, in both service provider and enterprise markets. Revenue increased in Southeast Asia and Australia, partially offset by continued weakness in Japan and push out of some demand in China. Net revenues as a percentage of total revenues remain relatively flat in 2011 compared to 2010.
Net revenues in APAC increased in absolute dollars in 2010 compared to 2009, primarily due to increased demand in Japan, China, and Australia. This increase was primarily driven by product sales to enterprise customers and service sales to service provider customers.
Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Gross margin:
Product gross margin	$2,323.0	$2,257.8	$65.2	3%	$2,257.8	$1,726.3	$531.5	31%
Percentage of product revenues	66.8%	69.3%			69.3%	67.2%
Service gross margin	545.6	484.0	61.6	13%	484.0	456.9	27.1	6%
Percentage of service revenues	56.2%	58.0%			58.0%	61.1%
Total gross margin	$2,868.6	$2,741.8	$126.8	5%	$2,741.8	$2,183.2	$558.6	26%
Percentage of net revenues	64.5%	67.0%			67.0%	65.8%

Product gross margin percentage decreased in 2011, compared to 2010, primarily due to a lower proportion of router revenue, a shift in the geographic mix of revenue from Americas, increased fixed overhead and inventory-related costs. As of December 31, 2011, and 2010, we had 296 and 273 employees, respectively, in our manufacturing and operations organization that primarily manage relationships with our independent contract manufacturers, manage our supply chain, orchestrate new product introductions, and monitor and manage product testing and quality.

Product gross margin and product gross margin as a percentage of product revenues in 2010 compared to 2009 increased primarily due to a change in product mix that favored higher margin products and our continued efforts to manage costs.

Service gross margin increased in absolute dollars in 2011, compared to 2010, mainly attributed to the 16% growth in service revenue. Service gross margin percentage decreased in 2011, compared to 2010, primarily due to a growth in headcount of 21% to 1,289 employees as of December 31, 2011, compared to 1,064 employees as of December 31, 2010.The higher headcount was due to the increase both service and support resources for our expanded product portfolio.

Service gross margin increased in 2010 compared to 2009 in absolute dollars primarily due to increased service revenues, and service gross margin as a percentage of service revenues decreased primarily due to a shift in mix that was driven by an increase in value-added service related revenue.

Operating Expenses

The following table presents operating expenses and operating expenses as a percentage of net revenues (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Research and development	$1,026.8	$917.9	$108.9	12%	$917.9	$741.7	$176.2	24%
Percentage of net revenues	23.1%	22.4%			22.4%	22.4%
Sales and marketing	1,001.1	857.1	144.0	17%	857.1	759.1	98.0	13%
Percentage of net revenues	22.5%	20.9%			20.9%	22.8%
General and administrative	179.1	177.9	1.2	1%	177.9	159.5	18.4	12%
Percentage of net revenues	4.0%	4.3%			4.3%	4.8%
Amortization of purchased intangible assets	5.4	4.2	1.2	29%	4.2	10.4	(6.2)	(59)%
Percentage of net revenues	0.1%	0.1%			0.1%	0.3%
Restructuring and other charges	30.6	10.8	19.8	183%	10.8	19.5	(8.7)	(44)%
Percentage of net revenues	0.7%	0.3%			0.3%	0.6%
Acquisition-related and other charges	7.1	6.3	0.8	13%	6.3	—	6.3	N/M
Percentage of net revenues	0.2%	0.2%			0.2%	—%
Litigation settlement charges	—	—	—	—%	—	182.3	(182.3)	(100)%
Percentage of net revenues	—%	—%			—%	5.5%
Total operating expenses	$2,250.1	$1,974.2	$275.9	14%	$1,974.2	$1,872.5	$101.7	5%
Percentage of net revenues	50.6%	48.2%			48.2%	56.4%

Personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, have historically been the primary driver of our operating expenses, and we expect this trend to continue. Facility and information technology (“IT”) departmental costs are allocated to other departments based on usage and headcount. Facility and IT related headcount was 375, 388, and 294 as of December 31, 2011, 2010, and 2009, respectively. We had 9,129, 8,772, and 7,231 employees as of December 31, 2011, 2010, and 2009, respectively. The year-over-year increase in 2011 was due to growth across all of our organizations as a result of our efforts to grow the business.

R&D expenses increased in 2011, compared to 2010, primarily due to an increase in personnel-related expenses of $75.7 million. Also contributing to the increase was higher consulting, facilities and IT costs associated with our R&D projects to support our new product initiatives including the data center, mobility,and core solutions. This increase was partially offset by lower variable compensation in 2011. Our R&D headcount was relatively flat at 4,138 as of December 31, 2011, compared to the prior year, as a result of our restructuring activities in the second half of 2011.

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

Sales and marketing expenses increased in 2011, compared to 2010, primarily due to an increase in personnel-related expenses of $128.5 million. Additionally, contributing to the increase in 2011 was an increase in commission expense driven by higher revenue and an increase in outside services incurred to support our sales and marketing activities. As a result of our restructuring activities in the second half of 2011, sales and marketing headcount increased only 4% from 2,466 employees as of December 31, 2010 to 2,568 employees as of December 31, 2011.

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

General and administrative ("G&A") expense was relatively flat in 2011, compared to 2010, as costs associated with the G&A headcount growth of 3% from 449 at December 31, 2010 to 463 at December 31, 2011, were largely offset by lower variable compensation.

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

Amortization of purchased intangible assets increased in, 2011, compared to 2010, due to the addition of intangible assets from acquisitions during 2011 and 2010. Amortization of purchased intangible assets decreased in 2010 compared to 2009, primarily due to certain purchased intangible assets reaching the end of their amortization period during 2009. We had no impairment of our goodwill or our purchased intangible assets in 2011 and 2010.

We incurred $30.6 million of net restructuring and other charges in 2011 primarily related to a restructuring plan (the "2011 Restructuring Plan") implemented in the third quarter of 2011 to align our business operations with macroeconomic and other market conditions. Restructuring charges of $17.1 million was primarily related to workforce reductions. Remaining liabilities in the 2011 Restructuring Plan, are expected to be paid out in the first half of 2012. As we complete the alignment over the next two quarters, we may incur additional severance and facility costs. Such costs, primarily facility related, may range from $14 million to $21 million. Included in other charges, was a $13.5 million charge related to the impairment of an abandoned in-process internal use software project.

In 2010 and 2009, we recorded $10.8 million and $19.5 million, respectively, as a result of a restructuring plan to reduce our real estate portfolio and workforce in targeted areas of the Company. As of December 31, 2011, the 2009 Restructuring Plan was complete. See Note 9, Other Financial Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for more information regarding our restructuring liabilities.

In 2011 and 2010, we recorded $7.1 million and $6.3 million, respectively, in direct and indirect acquisition-related costs such as financial advisory, legal, due diligence, and integration costs from acquisitions completed in 2011 and 2010.

In 2009, we recorded litigation settlement charges of $182.3 million, which included $169.0 million related to our agreement in principle reached in February 2010, to settle the securities class action litigation pending against us and certain of our current and former officers and directors, $13.0 million related to the resolution of a dispute in connection with certain real estate in Sunnyvale California purchased in 2000 and $0.3 million related to another settlement recorded in the fourth quarter of 2009. Of these amounts, $181.3 million was recorded in the fourth quarter of 2009. See Note 15, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for more information. No such charges were incurred in 2010 and 2011.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Cost of revenues - Product	$4.6	$4.4	$0.2	5%	$4.4	$3.9	$0.5	13%
Cost of revenues - Service	15.7	13.5	2.2	16%	13.5	10.5	3.0	29%
Research and development	97.7	78.5	19.2	24%	78.5	59.3	19.2	32%
Sales and marketing	70.9	54.9	16.0	29%	54.9	43.1	11.8	27%
General and administrative	33.3	30.7	2.6	8%	30.7	22.9	7.8	34%
Total	$222.2	$182.0	$40.2	22%	$182.0	$139.7	$42.3	30%

Share-based compensation expense increased in 2011, compared to 2010, primarily due to the increase in award grants driven by headcount growth and higher fair value of equity awards attributable to the increase in the market value of our common stock for those awards. Share-based compensation expense increased in 2010 compared to 2009 due to an increase in RSU and PSA grants during the period primarily resulting from an increase in the number of participants.

Other Income and Expense, Net and Income Tax Provision

The following table presents other income and expense, net and income tax provision (in millions, except percentages):

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Interest income	$9.7	$10.5	$(0.8)	(8)%	$10.5	$11.8	$(1.3)	(11)%
Interest expense	(49.5)	(8.7)	(40.8)	469%	(8.7)	(6.0)	(2.7)	45%
Other	(7.0)	8.7	(15.7)	(180)%	8.8	(4.6)	13.4	(291)%
Total other (expense) income, net	$(46.8)	$10.6	$(57.4)	(542)%	$10.6	$1.4	$9.2	657%
Percentage of net revenues	(1.1)%	0.3%			0.3%	—%

Income tax provision	$146.7	$158.8	$(12.1)	(8)%	$158.8	$196.8	$(38.0)	(19)%
Effective tax rate	25.7%	20.4%			20.4%	63.1%

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense increased in 2011, compared to 2010, primarily due to the $37.7 million interest expense on the debt issued in March 2011. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. In 2011, other included certain legal expenses unrelated to current or recent operations of approximately $7.0 million. In 2010, we recognized a total gain of $8.7 million, primarily due to acquisitions of our privately-held equity investments in Ankeena and Altor. During 2009 we recognized an impairment loss of $5.5 million on our equity investments for changes in fair value that we believed were other-than-temporary.

Our effective tax rates were 25.7%, 20.4%, and 63.1% in 2011, 2010, and 2009, respectively. The effective rate for 2011 differed from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for 2011 differed from 2010 as a result of the items referenced below, which were recognized in 2010.

The decrease in overall rate in 2010 compared to 2009, and the federal statutory rate of 35%, was primarily due to the federal R&D credit, the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and a $54.1 million income tax benefit in 2010 resulting from a change in the Company's estimate of unrecognized tax benefits due to the taxpayer favorable ruling by the U.S. Court of Appeals for the Ninth Circuit (the “Court”) in Xilinx Inc. v. Commissioner related to share-based compensation.

The effective tax rate in 2009 was higher than the federal statutory rate of 35% primarily due to the following income tax charges: (i) a $61.8 million discrete and other related charge that resulted from changes in California income tax laws that were enacted during 2009; (ii) a $52.1 million charge that resulted from a change in our unrecognized tax benefits related to share-

based compensation; and (iii) a $4.6 million charge which related to an investigation by the India tax authorities. The effective rate impact from these charges was partially offset by the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

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

Select segment financial data for each of the three years in the period ended December 31, 2011, is as follows (in millions, except percentages and units):

Infrastructure

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Infrastructure revenues:
Routers - Product	$2,287.4	$2,134.5	$152.9	7%	$2,134.5	$1,767.9	$366.6	21%
Routers - Service	607.0	521.3	85.7	16%	521.3	476.4	44.9	9%
Infrastructure revenue - Routers	2,894.4	2,655.8	238.6	9%	2,655.8	2,244.3	411.5	18%
Percentage of net revenues	65.0%	64.9%			64.9%	67.7%
Switches - Product	493.1	377.1	116.0	31%	377.1	191.3	185.8	97%
Switches - Service	35.1	17.4	17.7	101%	17.4	6.0	11.4	188%
Infrastructure revenue - Switches	528.2	394.5	133.7	34%	394.5	197.3	197.2	100%
Percentage of net revenues	11.9%	9.6%			9.6%	6.0%
Total Infrastructure segment revenues	$3,422.6	$3,050.3	$372.3	12%	$3,050.3	$2,441.6	$608.7	25%
Percentage of net revenues	76.9%	74.5%			74.5%	73.6%

Infrastructure chassis revenue units (1)	22,010	14,115	7,895	56%	14,115	12,578	1,537	12%
Infrastructure ports shipped (1)	1,008,265	563,275	444,990	79%	563,275	437,278	125,997	29%

Infrastructure operating income (2)	$718.3	$773.7	$(55.4)	(7)%	$773.7	$541.4	$232.3	43%
Percentage of Infrastructure revenues	21.0%	25.4%			25.4%	22.2%
_______________________________

(1)
Chassis revenue units represent the number of chassis on which revenue was recognized during the period. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Excludes modular and fixed configuration EX Series Ethernet switching products, circuit-to-packet products, and timing servers.

(2)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Consolidated Financial Statement in Item 8 of this Form 10-K.

In 2011, Infrastructure products revenue increased across all three regions in both the service provider and enterprise markets. These increases were primarily from sales of our routing and switching products such as MX Series routers, EX Series switches and WLAN. The increase in Infrastructure service revenue in 2011, was primarily driven by strong contract renewals for support services and increased installed base from our Infrastructure product sales.

Infrastructure operating income decreased as a percent of Infrastructure revenue in 2011, compared to 2010, was largely due to the decline in product margins and higher operating expenses, partially offset by lower variable compensation in 2011.

We track Infrastructure chassis revenue units and ports shipped to analyze customer trends and indicate areas of potential network growth. Most of our Infrastructure product platforms are modular, with the chassis serving as the base of the platform. Each modular chassis has a certain number of slots that are available to be populated with components we refer to as modules or interfaces. The modules are the components through which the platform receives incoming packets of data from a variety of transmission media. The physical connection between a transmission medium and a module is referred to as a port. The number of ports on a module varies widely depending on the functionality and throughput offered by the module. Chassis revenue units represent the number of chassis on which revenue was recognized during the period. Infrastructure chassis revenue units increased in 2011, compared to 2010, primarily due to the increase in shipments of our MX Series routers, particularly the mid-range MX product lines. The increase in shipments of the mid-range MX product lines, which generally contain a higher number of ports per chassis, drove the higher number of ports shipped in 2011, compare to 2010.

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
SLT

	Years Ended December 31,				Years Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
	(in millions, except percentages and units)
SLT segment revenues:
SLT product revenue	$697.7	$747.1	$(49.4)	(7)%	$747.1	$608.8	$138.3	23%
Percentage of net revenues	15.7%	18.3%			18.3%	18.4%
SLT service revenue	328.4	295.9	32.5	11%	295.9	265.5	30.4	11%
Percentage of net revenues	7.4%	7.2%			7.2%	8.0%
Total SLT segment revenues	$1,026.1	$1,043.0	$(16.9)	(2)%	$1,043.0	$874.3	$168.7	19%
Percentage of net revenues	23.1%	25.5%			25.5%	26.4%

SLT revenue units	252,848	231,365	21,483	9%	231,365	208,907	22,458	11%

SLT operating income (1)	$199.0	$208.0	$(9.0)	(4)%	$208.0	$127.0	$81.0	64%
Percentage of SLT revenues	19.4%	19.9%			19.9%	14.5%
_______________________________

(1)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Consolidated Financial Statement in Item 8 of this Form 10-K.

SLT product revenues decreased in 2011, compared to 2010, which was largely driven by a decrease in revenue from our High-End SRX, High-End Firewall and Branch Firewall products, partially offset by an increase in our Branch SRX revenue. The decline was primarily experienced in the Americas service provider market. Although SLT product revenue decreased in 2011, revenue units increased due to the higher sales of our lower priced branch products.

The increase in SLT service revenue in 2011, compared to 2010, was primarily driven by strong contract renewals for support services in both the service provider and enterprise markets across all regions.

SLT operating income decreased as a percent of revenue in 2011, compared to 2010, primarily due to decline in revenue and shift to lower margin products.

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

SLT operating income increased as a percent of revenue in 2010 compared to 2009, primarily due to a decrease in operating expenses as a percent of SLT revenue as we continued our efforts to carefully manage costs. Additionally, the increase was attributable to higher gross margin percentage resulting from changes in product mix and efficiencies achieved from the higher 2010 revenues.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of long-term debt. The following table shows our capital resources (in millions, except percentages and days sales outstanding):

	As of
	December 31, 2011	December 31, 2010	Change	% Change
Working capital	$2,973.0	$1,742.4	$1,230.6	71%
Days sales outstanding	46	45	1	2%

Cash and cash equivalents	$2,910.4	$1,811.9	$1,098.5	61%
Short-term investments	641.3	474.5	166.8	35%
Long-term investments	740.7	535.2	205.5	38%
Total cash, cash equivalents and investments	4,292.4	2,821.6	1,470.8	52%
Long-term debt	999.0	—	999.0	N/M
Net cash, cash equivalents, and investments	$3,293.4	$2,821.6	$471.8	17%
________________________________
N/M - Not meaningful

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $1,230.6 million in the year ended December 31, 2011, primarily due to a higher cash and cash equivalent balance as a result of our $1.0 billion debt offering in March 2011.

Summary of Cash Flows

As of December 31, 2011, our cash and cash equivalents increased by $1,098.5 million from December 31, 2010. This increase was mainly the result of cash generated by our operating and financing activities of $986.7 million and $819.0 million, respectively, partially offset by cash used in investing activities of $707.2 million.

Operating Activities

Net cash provided by operating activities was $986.7 million, $812.3 million, and $796.1 million, for 2011, 2010, and 2009, respectively. Cash flows from operations increased by $174.4 million in 2011, compared to the prior year, primarily due to the one-time litigation settlement payment of $169.3 million in 2010 which did not occur in 2011. The increase was partially offset by lower consolidated net income in 2011. For 2010, operating cash flows increased by $16.2 million from 2009, primarily due to higher consolidated net income, partially offset by litigation settlement payments, prepaid taxes, and higher accounts receivable.

Investing Activities

Net cash used in investing activities was $707.2 million, $532.8 million, and $948.3 million, in 2011, 2010, and 2009, respectively. During 2011, we invested the proceeds from our March 2011 debt offering in available-for-sale securities and purchased property and equipment for the build-out of our new headquarter campus in Sunnyvale, CA. The change in net cash used in investing activities from 2009 to 2010 was primarily due to net cash paid for acquisitions in 2010.

Financing Activities

Net cash generated in financing activities was $819.0 million in 2011, and net cash used were $72.4 million, and $262.2 million for 2010, and 2009, respectively. We generated additional cash from financing activities in 2011 compared to 2010 primarily due to the issuance of our long-term debt on March 5, 2011, partially offset by the repurchase of our outstanding common stock. For further discussion of our long-term debt, see Note 10, Financing, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

In 2010, we used additional cash in financing activities to repurchase our outstanding common stock through our stock repurchase programs, partially offset by cash proceeds from issuance of common stock to employees as a result of higher stock prices.

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

We repurchased and retired approximately 17.5 million shares of our common stock at an average price of $30.93 per share for an aggregate purchase price of $541.2 million during the year ended December 31, 2011, under our 2010 Stock Repurchase Program. As of December 31, 2011, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $213.8 million remaining authorized funds under the 2010 Stock Repurchase Program.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011, and 2010.

Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, purchase commitments, tax liabilities, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Operating leases (1)	$352.7	$57.9	$167.9	$70.7	$56.2	$—
Purchase commitments (2)	150.6	$150.6	—	—	—	—
Tax liabilities (3)	108.5	—	—	—	—	108.5
Long-term debt (4)	1,000.0	—	—	300.0	700.0	$—
Interest payment on long-term debt (4)	873.1	46.9	93.8	88.8	643.6	—
Other contractual obligations (5)	73.1	63.3	9.8	—	—	—
Total	$2,558.0	$318.7	$271.5	$459.5	$1,399.8	$108.5
________________________________

(1)
Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our consolidated statements of operations. We occupy approximately 2.5 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires on November 30, 2022.

(2)
In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not own the components and title to the product transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders. As of December 31, 2011, we had accrued $14.8 million based on our estimate of such charges. Total purchase commitments as of December 31, 2011, consisted of $150.6 million of NCNR orders.

(3)
Tax liabilities include $108.5 million of long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

(4)
In March 2011, we issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 (the "2016 notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 (the "2021 notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 (the "2041 notes" and, together with the 2016 notes and the 2021 notes the "notes"). Interest on the notes is payable in cash semiannually. We may redeem the notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the notes may require us to repurchase for cash all or part of the notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any. The indenture that governs the notes also contains various covenants, including limitations on the our ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

(5) Other contractual obligations primarily consisted of $25.1 million in indemnity-related and service related escrows, required by certain acquisitions completed in 2005, 2010 and 2011, $30.7 million in campus build-out obligations, and other miscellaneous commitments.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of December 31, 2011, and 2010, we had $19.9 million and $21.6 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under the 2010 Stock Repurchase Program, our liquidity may be impacted. As of December 31, 2011, 49% of our cash and investment balances are held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for fiscal year 2011 was to target the number of shares underlying equity awards granted on an annual basis at less than three percent (3%) of our common stock outstanding. Based upon shares underlying our grants to date of options, RSUs, and PSAs (counting only the on-target measure of such PSAs), we achieved the goal for 2011. We have also managed our equity compensation programs to reduce the overall number of shares subject to outstanding awards over the past two years. The total number of common shares subject to our outstanding option, RSU, and PSA awards was 58.2 million, 63.5 million, and 76.5 million shares as of December 31, 2011, 2010, and 2009, respectively, reflecting a consecutive decline for the three years ended December 31, 2011.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The value of our investments is subject to market price volatility. In addition, as of December 31, 2011, 49% of our cash, cash equivalents, and marketable securities are held in non-U.S. domiciled countries. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the years ended December 31, 2011, 2010, and 2009, related to the sales of our investments.

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2011, and 2010, that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2011	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Government treasury and agencies	$740.4	$737.6	$734.8	$731.9	$729.2	$726.4	$723.6
Corporate bonds and notes	516.8	514.1	511.4	508.7	506.0	503.3	500.5
Other	1,572.0	1,571.4	1,570.8	1,570.3	1,569.7	1,569.1	1,568.7
Total	$2,829.2	$2,823.1	$2,817.0	$2,810.9	$2,804.9	$2,798.8	$2,792.8

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2010	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Government treasury and agencies	$457.4	$456.3	$455.1	$454.1	$452.8	$451.7	$450.5
Corporate bonds and notes	469.9	467.2	464.4	461.7	459.0	456.2	453.5
Foreign government debt securities	47.8	47.5	47.3	47.0	46.8	46.5	46.3
Other	1,291.6	1,291.2	1,290.7	1,290.1	1,289.7	1,289.2	1,288.7
Total	$2,266.7	$2,262.2	$2,257.5	$2,252.9	$2,248.3	$2,243.6	$2,239.0

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

We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other income (expense) in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities of one year or less.

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Approximately 76% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2011, 2010, and 2009, respectively, in other income (expense) on our consolidated statements of operations. The change in operating expenses including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 1%, 1%, and 2% in 2011, 2010, and 2009, respectively.

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly changes by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would change by less than 1%, assuming constant foreign currency cash, cash equivalents, and marketable securities balances.

Equity Price Risk

Our portfolio of publicly-traded equity securities and our non-qualified deferred compensation (“NQDC”) plan, which may also hold publicly-traded equity securities, are inherently exposed to equity price risk as the stock market fluctuates. Our publicly-traded equity securities are classified as available-for-sale securities on our consolidated balance sheets. Investments under the NQDC plan are considered trading securities and are also reported at fair value on our consolidated balance sheet. We do not purchase our publicly-traded equity securities with the intent to use them for speculative purposes. As of December 31, 2011, and 2010, the total investments under the NQDC plan were $9.3 million and $8.1 million, respectively. A hypothetical 30% adverse change on the total investments under the NQDC plan as of December 31, 2011, and 2010 would result in an immaterial loss.

We have also invested in privately-held companies. These investments are carried at cost. In 2011, there were impairment charge of $1.8 million on our investments in privately-held companies that we judged to be other than temporary as discussed in Note 5, Fair Value Measurements, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. There were no such charges in 2010. The aggregate cost of our investments in privately-held companies was $51.8 million and $22.1 million as of December 31, 2011, and 2010, respectively.

ITEM 8.    Financial Statements and Supplementary Data

Index of Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc., at December 31, 2011, and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2011, and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, of Juniper Networks, Inc. and our report dated February 24, 2012, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 24, 2012

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's consolidated financial statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

Juniper Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net revenues:
Product	$3,478,264	$3,258,651	$2,567,992
Service	970,445	834,615	747,920
Total net revenues	4,448,709	4,093,266	3,315,912
Cost of revenues:
Product	1,155,283	1,000,865	841,722
Service	424,836	350,654	290,987
Total cost of revenues	1,580,119	1,351,519	1,132,709
Gross margin	2,868,590	2,741,747	2,183,203
Operating expenses:
Research and development	1,026,790	917,855	741,708
Sales and marketing	1,001,060	857,072	759,131
General and administrative	179,132	177,859	159,459
Amortization of purchased intangible assets	5,366	4,230	10,416
Litigation settlement charges	—	—	182,331
Restructuring and other charges	30,564	10,805	19,463
Acquisition-related and other charges	7,154	6,342	—
Total operating expenses	2,250,066	1,974,163	1,872,508
Operating income	618,524	767,584	310,695
Other (expense) income, net	(46,808)	10,570	1,366
Income before income taxes and noncontrolling interest	571,716	778,154	312,061
Income tax provision	146,704	158,781	196,833
Consolidated net income	425,012	619,373	115,228
Adjust for net (income) loss attributable to noncontrolling interest	124	(971)	1,771
Net income attributable to Juniper Networks	$425,136	$618,402	$116,999

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.80	$1.18	$0.22
Diluted	$0.79	$1.15	$0.22
Shares used in computing net income per share:
Basic	529,768	522,444	523,603
Diluted	541,417	538,790	534,015

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$2,910,420	$1,811,887
Short-term investments	641,323	474,514
Accounts receivable, net of allowance for doubtful accounts of $9,523 for 2011 and $10,110 for 2010	577,386	596,622
Deferred tax assets, net	154,310	161,535
Prepaid expenses and other current assets	156,222	169,812
Total current assets	4,439,661	3,214,370
Property and equipment, net	598,581	493,881
Long-term investments	740,659	535,178
Restricted cash and investments	78,307	119,346
Purchased intangible assets, net	123,114	121,803
Goodwill	3,928,144	3,927,807
Other long-term assets	75,354	55,466
Total assets	9,983,820	8,467,851
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	324,843	292,270
Accrued compensation	223,018	256,746
Deferred revenue	712,663	660,264
Income taxes payable	12,545	25,000
Other accrued liabilities	193,634	237,696
Total current liabilities	1,466,703	1,471,976
Long-term debt	999,034	—
Long-term deferred revenue	254,364	224,165
Long-term income taxes payable	108,471	103,823
Other long-term liabilities	65,590	59,087
Commitments and contingencies (Note 15)
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 526,409 shares and 525,378 shares issued and outstanding at December 31, 2011, and 2010, respectively	5	5
Additional paid-in capital	10,079,169	9,717,783
Accumulated other comprehensive loss	(17,590)	(1,251)
Accumulated deficit	(2,972,402)	(3,108,337)
Total Juniper Networks stockholders' equity	7,089,182	6,608,200
Noncontrolling interest	476	600
Total equity	7,089,658	6,608,800
Total liabilities and equity	$9,983,820	$8,467,851

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net income	$425,012	$619,373	$115,228
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation	142,160	146,757	132,946
Amortization	27,878	8,531	15,427
Non-cash portion of share-based compensation	217,761	177,825	139,659
Deferred income taxes	7,225	64,035	9,436
Loss/(gain) on equity investments	326	(8,653)	5,562
Excess tax benefits from share-based compensation	(44,961)	(48,500)	(3,510)
Other charges	13,462	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	18,633	(129,199)	(28,682)
Prepaid expenses and other assets	28,488	(129,292)	(8,520)
Accounts payable	33,871	48,217	(2,422)
Accrued compensation	(32,228)	78,071	16,079
Accrued litigation settlements	—	(169,330)	169,330
Income tax payable	53,213	25,193	43,672
Other accrued liabilities	13,639	1,413	28,566
Deferred revenue	82,247	127,894	163,326
Net cash provided by operating activities	986,726	812,335	796,097

Cash flows from investing activities:
Purchases of property and equipment	(266,314)	(185,291)	(153,101)
Purchases of trading investments	(5,214)	(2,754)	—
Purchases of available-for-sale investments	(2,297,363)	(1,577,758)	(1,461,532)
Proceeds from sales of available-for-sale investments	1,281,236	537,916	285,379
Proceeds from maturities of available-for-sale investments	645,362	1,086,514	398,435
Payment for business acquisitions, net of cash and cash equivalents acquired	(30,720)	(374,765)	—
Changes in restricted cash	(1,174)	(12,424)	(11,276)
Purchases of privately-held and other equity investments, net	(33,051)	(4,188)	(6,205)
Net cash used in investing activities	(707,238)	(532,750)	(948,300)

Cash flows from financing activities:
Proceeds from issuance of common stock	346,951	451,039	164,207
Purchases and retirement of common stock	(548,590)	(565,473)	(453,888)
Issuance of long-term debt, net	991,556	—	—
Change in customer financing arrangements	(15,833)	(3,487)	19,613
Excess tax benefit from share-based compensation	44,961	48,500	3,510
Return of capital to noncontrolling interest	—	(3,000)	4,400
Net cash provided by (used in) financing activities	819,045	(72,421)	(262,158)
Net increase (decrease) in cash and cash equivalents	1,098,533	207,164	(414,361)
Cash and cash equivalents at beginning of period	1,811,887	1,604,723	2,019,084
Cash and cash equivalents at end of period	$2,910,420	$1,811,887	$1,604,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,655	$8,799	$5,417
Cash (received) paid for taxes	$(2,080)	$155,700	$139,969
Capitalized interest	$1,230	$—	$—

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Equity
(In thousands)

	Juniper Networks
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	526,752	$5	$8,811,497	$(4,245)	$(2,905,852)	$—	$5,901,405
Consolidated net income (loss)	—	—	—	—	116,999	(1,771)	115,228
Change in unrealized loss on investments, net	—	—	—	(2,757)	—	—	(2,757)
Change in foreign currency translation adjustments, net	—	—	—	5,569	—	—	5,569
Consolidated comprehensive income	—	—	—	—	—	—	118,040
Purchase of subsidiary shares by noncontrolling interest	—	—	—	—	—	4,400	4,400
Issuance of shares in connection with Employee Stock Purchase Plan	3,221	—	39,164	—	—	—	39,164
Issuance of shares in connection with vesting of restricted share units	1,432	—	—	—	—	—	—
Exercise of stock options by employees, net of repurchases	8,651	—	126,284	—	—	—	126,284
Repurchase and retirement of common stock	(20,715)	—	(6,216)	—	(447,672)	—	(453,888)
Share-based compensation expense	—	—	139,659	—	—	—	139,659
Adjustment related to tax benefit from employee stock option plans	—	—	(50,299)	—	—	—	(50,299)
Balance at December 31, 2009	519,341	5	9,060,089	(1,433)	(3,236,525)	2,629	5,824,765
Consolidated net income	—	—	—	—	618,402	971	619,373
Change in unrealized loss on investments, net	—	—	—	(317)	—	—	(317)
Change in foreign currency translation adjustments, net	—	—	—	499	—	—	499
Consolidated comprehensive income	—	—	—	—	—	—	619,555
Return of capital to noncontrolling interest	—	—	—	—	—	(3,000)	(3,000)
Issuance of shares in connection with Employee Stock Purchase Plan	1,974	—	41,829	—	—	—	41,829
Issuance of shares in connection with vesting of restricted share units	2,224	—	—	—	—	—	—
Exercise of stock options by employees, net of repurchases	21,568	—	409,395	—	—	—	409,395
Shares assumed in connection with business acquisitions	—	—	2,355	—	—	—	2,355
Repurchase and retirement of common stock	(19,654)	—	(75,242)	—	(488,284)	—	(563,526)
Repurchases related to net issuances	(75)	—	(17)	—	(1,930)	—	(1,947)
Share-based compensation expense	—	—	177,825	—	—	—	177,825
Adjustment related to tax benefit from employee stock option plans	—	—	101,549	—	—	—	101,549
Balance at December 31, 2010	525,378	5	9,717,783	(1,251)	(3,108,337)	600	6,608,800
Consolidated net income (loss)	—	—	—	—	425,136	(124)	425,012
Change in unrealized loss on investments, net	—	—	—	(9,980)	—	—	(9,980)
Change in foreign currency translation adjustments, net	—	—	—	(6,359)	—	—	(6,359)
Consolidated comprehensive income	—	—	—	—	—	—	408,673
Issuance of shares in connection with Employee Stock Purchase Plan	2,400	—	51,687	—	—	—	51,687
Issuance of shares in connection with vesting of restricted share units	2,431	—	—	—	—	—	—
Exercise of stock options by employees, net of repurchases	13,904	—	293,856	—	—	—	293,856
Repurchase and retirement of common stock	(17,500)	—	(256,372)	—	(284,866)	—	(541,238)
Repurchases related to net issuances	(204)	—	(3,017)	—	(4,335)	—	(7,352)
Share-based compensation expense	—	—	217,761	—	—	—	217,761
Adjustment related to tax benefit from employee stock option plans	—	—	57,471	—	—	—	57,471
Balance at December 31, 2011	526,409	$5	$10,079,169	$(17,590)	$(2,972,402)	$476	$7,089,658
 See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Juniper Networks, Inc (the “Company” or “Juniper”) designs, develops, and sells products and services that together provide customers with a high-performance network infrastructure built on simplicity, security, openness, and scale. The Company serves the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success.

Basis of Presentation

The consolidated financial statements, which include the Company and its wholly-owned subsidiaries are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All inter-company balances and transactions have been eliminated.

As of December 31, 2011, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and terminate the joint venture and subsequently NSN has assumed the activities of the joint venture. The Company is in the process of winding down this joint venture and the termination of this joint venture is not expected to have a material effect on the Company's financial position or results of operations.

Foreign Currency Translations

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using average exchange rates for the period. Foreign currency translation gains and losses were not material for the years ended December 31, 2011, 2010 and 2009.

Reclassifications

In the first quarter of 2010, the Company reclassified certain selling and marketing costs that were previously reported as cost of service revenues as sales and marketing expense. Accordingly, $25.1 million of costs reported in the year ended December 31, 2009, have been reclassified from cost of service revenues to sales and marketing expense to conform to the current period's presentation. The reclassification did not impact the Company's previously reported net revenues, segment results, operating income, net income, or earnings per share.

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

Fair Value

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. These inputs are valued using market based approaches.

Level 3 – Inputs are unobservable inputs based on the Company’s assumptions. These inputs, if any, are valued using internal financial models.

Cash, Cash Equivalents and Investments

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

Investments in Available-for-Sale and Trading Securities

Investments with stated maturities of greater than three months are classified as short-term or long-term investments. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

The Company's investments in publicly-traded debt securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in the consolidated statements of operations.

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

The Company's non-qualified compensation plan, which invests in mutual funds are classified as trading securities and reported at fair value in the consolidated balance sheets. The realized and unrealized holding gains and losses are reported in the consolidated statements of operations.

Privately-Held Investments

The Company has investments in privately-held companies. These investments are included in other long-term assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company measures the fair value of privately-held investments using an analysis of the financial conditions and near term prospects of the investees, including recent financing activities and their capital structure. Realized gains and losses, if any, are reported in the consolidated statements of operations.

Derivatives

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies. The Company does not enter into derivatives for speculative or trading purposes.

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other (expense) income, net. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities of one year or less.

The Company also uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. These derivatives are carried at fair value and the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during 2011, 2010, and 2009, in other (expense) income, net, on its consolidated statements of operations. Cash flows from such hedges are classified as operating activities.

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents, available-for-sale investments in fixed income securities, and money market funds with several high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debt and historically such losses have been within management's expectations. No single customer accounted for more than 10% of the Company's total net revenues for 2011. Verizon Communications, Inc., and AT&T, Inc., accounted for 10.6%, and 10.4% of the Company's total net revenues for 2010 and 2009, respectively.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of one and half years to five years for computers, equipment and software, five years for furniture and fixtures, seven to forty years for building and building improvements, and ten to forty years for land improvements. Leasehold improvements are amortized using the straight-line method over lease term, for a maximum of ten years. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use.

Goodwill and Other Long-Lived Assets

Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually during the fourth quarter. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (a) a significant adverse change in legal factors or in the business climate; (b) a substantial decline in our market capitalization, (c) an adverse action or assessment by a regulator; (d) unanticipated competition; (e) loss of key personnel; (f) a more likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (g) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (h) testing for

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

recoverability of a significant asset group within a reporting unit; or (i) higher discount rate used in the impairment analysis as impacted by an increase in interest rates.

The Company performs its annual goodwill impairment analysis at its reporting unit level, which is one level below its operating segment level during the fourth quarter of each year. The fair value of the Company's reporting units is determined using both the income and market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates.

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

The Company amortizes intangible assets with estimable useful lives on a straight-line basis over their useful lives.

Revenue Recognition

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

In 2010, the Company adopted, on a prospective basis, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Topic 985 - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products' essential functionality. The Company applied these two standards for new and materially modified arrangements originating after December 31, 2009.

When a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products' essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as the Company's products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products' selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The ESP is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

In multiple element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specific return or refund privileges. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially in the Company's control, the delivered element constitutes a separate unit of accounting. In circumstances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements, and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price. The new standards do not generally change the units of accounting for the Company's revenue transactions.

Prior to 2010, and for current software sales, the Company allocated revenue to each element using the residual method when the VSOE of fair value of the undelivered items for arrangements with multiple elements, such as sales of products that include services and software, exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

The Company accounts for multiple agreements with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement. For sales to direct end-users, value-added resellers, and original equipment manufacturer ("OEM") partners, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company's practice to identify an end-user prior to shipment to a value-added reseller. For the Company's end-users and value-added resellers, there are no significant obligations for future performance such as rights of return. The Company's agreements with its OEM partners may allow future rights of returns or pricing credits. A portion of the Company's sales is made through distributors under agreements allowing for pricing credits or rights of return. Product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

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

The Company sells certain interests in accounts receivable on a non-recourse basis as part of customer financing arrangements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

primarily with one major financing company. Cash received under this arrangement in advance of revenue recognition is recorded as a secured borrowing within other current liabilities.

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

Warranty Reserves

The Company generally offers a one-year warranty on all of its hardware products and a 90-day warranty on the media that contains the software embedded in the products. Warranty costs are accrued as part of the Company's cost of sales based on associated material costs, labor costs, and overhead at the time revenue is recognized. Material costs are estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Labor and overhead costs are estimated primarily based upon historical trends in the cost to support customer cases within the warranty period.

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

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $17.2 million, $17.1 million, and $11.4 million, for 2011, 2010, and 2009, respectively.

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

Share-Based Compensation

The Company utilizes the Black-Scholes-Merton (“BSM”) option-pricing model in order to estimate the fair value of its share-

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

based payment awards on the date of grant. Share-base compensation expense for expected-to-vest share-based awards is valued under the single-option approach and and amortized on a straight-line basis, net of estimated forfeitures, and RSUs and PSAs are amortized on a ratable basis, net of estimated forfeitures. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

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

Provision for Income Taxes

Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that the Company believes any amounts are not more likely than not to be realized through the reversal of the deferred tax liabilities and future income, the Company records a valuation allowance to reduce its deferred tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes and measures potential liabilities based on its estimate of whether, and the extent to which, additional taxes will be due.
Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company includes the components of comprehensive income (loss) as part of its consolidated statements of changes in equity. Accumulated other comprehensive income (loss) includes net unrealized gains (losses) on available-for-sale securities and on derivatives designated as cash flow hedges that are excluded from net income, and net foreign currency translations.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-04, Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards ("IFRS") and provides increased transparency around valuation inputs and investment categorization. This guidance is effective for fiscal years and interim periods, beginning after December 15, 2011. Early application by public companies is not permitted. The Company's adoption of ASU 2011-04 will not have an impact on its consolidated results of operations or financial condition.

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

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other ("ASU 2011-08"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15,

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

2011. Early adoption is permitted. The Company's adoption of ASU 2011-08 is not expected to have an impact on its consolidated results of operations or financial condition.

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company's adoption of ASU 2011-12 will not have an impact on its consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-11, Topic 2010 - Balance Sheet ("ASU 2011-11"), which contains new disclosure requirements regarding the nature of an entity's rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. To facilitate comparison between financial statements prepared under U.S. GAAP and IFRS, the new disclosure requirement will provide financial statement users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. The Company does not set off related arrangements associated with its financial instruments and derivative instruments. Its adoption of ASU 2011-11 is not expected to have an impact on its consolidated results of operations or financial condition.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to Juniper Networks	$425.1	$618.4	$117.0
Denominator:
Weighted-average shares used to compute basic net income per share	529.8	522.4	523.6
Dilutive effect of employee stock awards	11.6	16.4	10.4
Weighted-average shares used to compute diluted net income per share	541.4	538.8	534.0
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.80	$1.18	$0.22
Diluted	$0.79	$1.15	$0.22

Basic net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, employee stock purchase plan, vesting of restricted stock units ("RSUs"), and vesting of performance share awards ("PSAs").

The Company excludes both outstanding stock options with exercise prices that are greater than the average market price and RSUs with grant date fair market value that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares of approximately 17.4 million, 14.0 million, and 38.9 million shares were outstanding but were not included in the computation of diluted earnings per share for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 4. Cash, Cash Equivalents, and Investments

Cash and Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in millions):

	As of December 31,
	2011	2010
Cash:
Demand deposits	$633.7	$413.0
Time deposits	926.0	273.3
Total cash	1,559.7	686.3
Cash equivalents:
U.S. government securities	—	76.7
Government-sponsored enterprise obligations	24.5	5.0
Commercial paper	10.0	4.0
Money market funds	1,316.2	1,039.9
Total cash equivalents	1,350.7	1,125.6
Total cash and cash equivalents	$2,910.4	$1,811.9

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Investments in Available-for-Sale and Trading Securities

The following table summarizes unrealized gains and losses related to the Company's investments with stated maturities of greater than three months designated as available-for-sale and trading securities, as of December 31, 2011, and 2010 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011:
Fixed income securities:
U.S. government securities	$301.1	$—	$(0.1)	$301.0
Government-sponsored enterprise obligations	406.3	0.3	(0.1)	406.5
Foreign government debt securities	—	—	—	—
Certificates of deposit	31.8	—	—	31.8
Asset-backed securities	124.7	0.1	(0.1)	124.7
Corporate debt securities	508.2	1.0	(0.5)	508.7
Total fixed income securities	1,372.1	1.4	(0.8)	1,372.7
Total available-for-sale securities	1,372.1	1.4	(0.8)	1,372.7
Trading securities:
Mutual funds (1)	9.3	—	—	9.3
Total trading securities	9.3	—	—	9.3
Total	$1,381.4	$1.4	$(0.8)	$1,382.0

Reported as:
Short-term investments	$640.9	$0.4	$—	$641.3
Long-term investments	740.5	1.0	(0.8)	740.7
Total	$1,381.4	$1.4	$(0.8)	$1,382.0
________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefits Plans, under the section Deferred Compensation Plan.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Fixed income securities:
U.S. government securities	$158.2	$0.2	$—	$158.4
Government-sponsored enterprise obligations	213.8	0.4	(0.2)	214.0
Foreign government debt securities	46.8	0.2	—	47.0
Certificates of deposit	20.9	0.1	—	21.0
Commercial paper	9.5	—	—	9.5
Asset-backed securities	90.1	—	(0.1)	90.0
Corporate debt securities	459.7	2.2	(0.2)	461.7
Total fixed income securities	999.0	3.1	(0.5)	1,001.6
Total available-for-sale securities	999.0	3.1	(0.5)	1,001.6
Trading securities:
Mutual funds (1)	8.1	—	—	8.1
Total trading securities	8.1	—	—	8.1
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

Reported as:
Short-term investments	$473.6	$0.9	$—	$474.5
Long-term investments	533.5	2.2	(0.5)	535.2
Total	$1,007.1	$3.1	$(0.5)	$1,009.7

________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefits Plans, under the section Deferred Compensation Plan.

The following table presents the maturities of the Company's available-for-sale securities, as of December 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$631.6	$0.4	$—	$632.0
Due between one and five years	740.5	1.0	(0.8)	740.7
Total	$1,372.1	$1.4	$(0.8)	$1,372.7

The following tables present the Company's available-for-sale investments that are in an unrealized loss position as of December 31, 2011, and December 31, 2010 (in millions):

	Less than 12 Months		12 Months or Greater			Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss	Fair Value		Unrealized Loss
As of December 31, 2011
Corporate debt securities	$189.9	$(0.5)	$—		$—	$189.9		$(0.5)
U.S. government securities	186.7	(0.1)	—		—	186.7		(0.1)
Government-sponsored enterprise obligations	146.0	(0.1)	—		—	146.0		(0.1)
Asset-backed securities	76.8	(0.1)	0.3	*	—	77.1	*	(0.1)
Total	$599.4	$(0.8)	$0.3		$—	$599.7		$(0.8)
________________________________
* Balance includes investments that were in an immaterial unrealized loss position as of December 31, 2011.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Less than 12 Months			12 Months or Greater			Total
	Fair Value		Unrealized Loss	Fair Value		Unrealized Loss	Fair Value		Unrealized Loss
As of December 31, 2010
Corporate debt securities	$104.3		$(0.2)	$28.8	*	$—	$133.1	*	$(0.2)
Government-sponsored enterprise obligations	57.8		(0.2)	—		—	57.8		(0.2)
Foreign government debt securities	—		—	6.2	*	—	6.2	*	—
Commercial paper	5.0	*	—	—		—	5.0	*	—
Asset-backed securities	54.7		(0.1)	—		—	54.7		(0.1)
Total	$221.8		$(0.5)	$35.0		$—	$256.8		$(0.5)
 ________________________________
* Balance includes investments that were in an immaterial unrealized loss position as of December 31, 2010.

There were no material realized gains or losses from the sale of available-for-sale and trading securities in 2011, 2010, and 2009. The Company generated cash proceeds of $1,926.6 million, $1,624.4 million, and $683.8 million from maturities and sales of our available-for-sale investments during 2011, 2010, and 2009, respectively.

The Company had 135 and 73 investments in unrealized loss positions as of December 31, 2011, and December 31, 2010, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. For the fixed income securities that have unrealized losses, the Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2011, and December 31, 2010. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Restricted Cash and Investments

The Company classifies cash and investments as restricted cash and investments on its consolidated balance sheet for: (i) amounts held in escrow accounts, as required by certain acquisitions; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust. During the year ended December 31, 2011, the Company distributed approximately $42.0 million of restricted cash, mainly related to the 2010 acquisitions.
In 2010, the Company increased its restricted cash and cash investments by $261.9 million, primarily for the escrow accounts required by the acquisitions completed in 2010, and to a lesser extent for the Israel Retirement Trust established in the first quarter of 2010. The increases in restricted cash were partially offset by distributions of approximately $196.5 million, mainly related to the 2010 acquisitions.

In connection with the 2010 acquisition of Ankeena Networks, Inc. ("Ankeena"), the Company agreed to pay from escrow a total amount of $10.7 million, representing the cash value of unvested restricted shares of Ankeena common stock as of April 8, 2010, held by certain former Ankeena employees. Through December 31, 2011, the Company has released $9.8 million from escrow and expects to release the remaining $0.9 million from escrow over the next nine months.

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the consolidated balance sheets (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2011	2010
Restricted cash:
Demand deposits	$0.6	$1.7
Total restricted cash	0.6	1.7
Restricted investments:
U.S. government securities	—	0.6
Corporate debt securities	1.6	2.7
Mutual funds	1.0	—
Money market funds	75.1	114.3
Total restricted investments	77.7	117.6
Total restricted cash and investments	$78.3	$119.3

As of December 31, 2011, and 2010, the unrealized gains and losses related to restricted investments were immaterial.

Privately-Held Investments

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts its privately-held equity investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

As of December 31, 2011, and December 31, 2010, the carrying values of the Company’s privately-held and other equity investments of $51.8 million and $22.1 million, respectively, were included in other long-term assets in the consolidated balance sheets. In 2011, 2010, and 2009, the Company invested a total of $33.1 million, $13.3 million, and $7.2 million, respectively, in privately-held equity investments. In 2010, as a result of the acquisitions of Ankeena and Altor Networks, Inc ("Altor"), the Company recognized a gain of $3.2 million and $2.1 million, respectively, from its minority equity investments in those companies.

In the year ended December 31, 2011, the Company recognized a loss of $1.8 million from the impairment of a privately-held investment that the Company judged to be other than temporary, partially offset by gains on other privately-held investments. In 2010, the Company determined there were no impairments to its privately-held equity investments During the year ended December 31, 2009, the Company recognized an impairment loss of $5.5 million on its investments in privately-held companies determined to be other than temporary.

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets measured at fair value on a recurring basis and as reported in the consolidated balance sheets (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale debt securities:
U.S. government securities	$149.3	$151.7	$—	$301.0
Government-sponsored enterprise obligations	314.2	116.8	—	431.0
Commercial paper	—	10.0	—	10.0
Corporate debt securities (1)	—	510.3	—	510.3
Certificate of deposit	—	31.8	—	31.8
Asset-backed securities	—	124.7	—	124.7
Money market funds (2)	1,391.3	—	—	1,391.3
Total available-for-sale debt securities	1,854.8	945.3	—	2,800.1
Total available-for-sale securities	1,854.8	945.3	—	2,800.1
Trading securities:
Mutual funds (3)	10.3	—	—	10.3
Total trading securities	10.3	—	—	10.3
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total derivative assets	—	0.4	—	0.4
Total assets measured at fair value	$1,865.1	$945.7	$—	$2,810.8

Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(9.6)	$—	$(9.6)
Total derivative liabilities	—	(9.6)	—	(9.6)
Total liabilities measured at fair value	$—	$(9.6)	$—	$(9.6)
________________________________

(1)	Balance includes $1.6 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(2)	Balance includes $75.1 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

(3)
Balance includes $9.3 million of the Company's non-qualified deferred compensation plan assets and $1.0 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Total assets measured at fair value, reported as:
Cash equivalents	$1,316.2	$34.5	$—	$1,350.7
Short-term investments	168.9	472.4	—	641.3
Long-term investments	303.9	436.8	—	740.7
Restricted cash and investments	76.1	1.6	—	77.7
Prepaid expenses and other current assets	—	0.4	—	0.4
Total assets measured at fair value	$1,865.1	$945.7	$—	$2,810.8
Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(9.6)	$—	$(9.6)
Total liabilities measured at fair value	$—	$(9.6)	$—	$(9.6)

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale debt securities:
U.S. government securities (1)	$54.9	$180.8	$—	$235.7
Government-sponsored enterprise obligations	208.9	10.1	—	219.0
Foreign government debt securities	21.0	26.0	—	47.0
Commercial paper	—	13.5	—	13.5
Corporate debt securities (2)	2.7	461.7	—	464.4
Certificate of deposit	—	21.0	—	21.0
Asset-backed securities	—	90.0	—	90.0
Money market funds (3)	1,154.2	—	—	1,154.2
Total available-for-sale debt securities	1,441.7	803.1	—	2,244.8
Total available-for-sale securities	1,441.7	803.1	—	2,244.8
Trading securities:
Mutual funds	8.1	—	—	8.1
Total trading securities	8.1	—	—	8.1
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total derivative assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3

Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(2.6)	$—	$(2.6)
Total derivative liabilities	—	(2.6)	—	(2.6)
Total liabilities measured at fair value	$—	$(2.6)	$—	$(2.6)
________________________________

(1)
Balance includes $0.6 million of restricted investments measured at fair market value, related to an acquisition completed in 2005. For additional information regarding the Company's restricted investments, see Note 4, Cash, Cash Equivalents, and Investments, under the heading “Restricted Cash

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

and Investments.” Restricted investments are included in the restricted cash balance in the consolidated balance sheet.

(2)	Balance includes $2.7 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(3)	Balance includes $114.3 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Total assets measured at fair value, reported as:
Cash equivalents	$1,039.9	$85.7	$—	$1,125.6
Short-term investments	150.7	323.8	—	474.5
Long-term investments	142.2	393.0	—	535.2
Restricted cash	117.0	0.6	—	117.6
Prepaid expenses and other current assets	—	0.4	—	0.4
Total assets measured at fair value	$1,449.8	$803.5	$—	$2,253.3
Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(2.6)	$—	$(2.6)
Total liabilities measured at fair value	$—	$(2.6)	$—	$(2.6)

The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2011, and 2010, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2011, and December 31, 2010, the carrying value of privately-held equity investments measured at fair value on a nonrecurring basis was $0.4 million and $0.8 million, respectively. These privately-held equity investments, which are normally carried at cost, were measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments. The Company measured the fair value of its privately held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. As a result, the Company recognized an impairment loss of $1.8 million and $5.5 million, in years ended December 31, 2011 and 2009, respectively, and classified the investment as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. There were no such charges in the year ended December 31, 2010.

The Company had no liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and December 31, 2010.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is disclosed in Note 10, Financing, and was determined using quoted market prices (Level 1).

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of December 31,
	2011	2010
Cash flow hedges	$184.3	$110.4
Non-designated hedges	122.7	74.4
Total	$307.0	$184.8

Cash Flow Hedges

The Company uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other (expense) income, net in its consolidated statements of operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into earnings within the next 12 months.

The total fair value of the Company’s derivative assets located in other current assets on the consolidated balance sheet as of December 31, 2011 and December 31, 2010, was $0.4 million and $0.4 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities on the consolidated balance sheet as of December 31, 2011 and December 31, 2010, was $9.6 million and $2.6 million, respectively.

During the year ended December 31, 2011, the Company recognized a loss of $7.9 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $0.7 million from other comprehensive income to operating expense in the consolidated statements of operations. During the year ended December 31, 2010, the Company recognized a loss of $3.0 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $2.1 million from other comprehensive income to operating expense in the consolidated statements of operations. During the year ended December 31, 2009, the Company recognized a gain of $0.6 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $4.2 million from other comprehensive income to operating expense in the consolidated statements of operations.

The ineffective portion of the Company's derivative instruments recognized in its consolidated statements of operations was immaterial during the years ended December 31, 2011, 2010 and 2009.

Non-Designated Hedges

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other income and expense, net. Changes in the fair value of these derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of one year or less.

The Company recognized a gain of $1.5 million, a loss of $0.3 million, and a gain of $4.9 million on non-designated derivative instruments within other (expense) income, net, in its consolidated statements of operations during the years ended December 31, 2011, 2010, and 2009, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7. Business Combinations

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

The Company completed two business combinations in 2011 and four business combinations in 2010 for either cash consideration or cash consideration along with vested share-based awards assumed of approximately $30.5 million and $394.5 million, respectively. There were no acquisitions in 2009. Total purchase consideration for these acquisitions at the acquisition dates was allocated as follows (in millions):

Allocation of purchase consideration:	2011 Acquisitions	2010 Acquisitions
Net tangible assets acquired	$1.7	$8.8
Intangible assets acquired	28.4	116.5
Goodwill	0.4	269.2
Total	$30.5	$394.5

The Company recognized $9.6 million and $6.3 million of acquisition-related costs in the years ended December 31, 2011 and 2010, respectively. These acquisition related charges were expensed in the period incurred and reported in the Company's consolidated statement of operations within cost of revenues and operating expense.

The goodwill recognized for the 2011 acquisitions is attributable primarily to expected synergies. None of the goodwill is deductible for U.S. federal income tax purposes for acquisitions completed in 2011. Approximately $88.9 million of the acquired goodwill from a 2010 acquisition is deductible for income tax purposes.

Fiscal 2011 Acquisitions
On February 9, 2011, the Company acquired certain IP assets of OpNext for $26.0 million in cash, which was accounted for as a business combination. The acquisition of OpNext's ASIC technology is expected to help further Juniper's next-generation development of converged packet optical solutions for the Company's service provider customers. In connection with this acquisition, the Company acquired net assets of $25.7 million, and recognized goodwill of $0.3 million, which was assigned to the Company's Infrastructure segment.
On February 18, 2011, the Company acquired certain assets, including all the intellectual property ("IP"), of Brilliant, a supplier of next-generation packet-based, network synchronization equipment and monitoring solutions, for $4.5 million in cash. This IP is expected to assist the Company in extending its market position by delivering solutions that offer greater flexibility for service providers as they continue to deploy 3G and 4G networks. In connection with this acquisition, the Company acquired net assets of $4.4 million, and recognized goodwill of $0.1 million, which was assigned to the Company's Infrastructure segment.
Fiscal 2010 Acquisitions

In 2010, the Company completed the acquisitions of Ankeena, SMobile Systems, Inc. (“SMobile”), Altor, and Trapeze Networks ("Trapeze").

Total purchase consideration for these acquisitions is summarized as follows (in millions):

	Ankeena	SMobile	Altor	Trapeze	Total
Net cash	$66.5	$69.5	$104.0	$152.1	$392.1
Assumed stock option and RSU awards allocated to purchase price (1)	2.4	—	—	—	2.4
Total	$68.9	$69.5	$104.0	$152.1	$394.5
________________________________

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Intangible Assets Acquired

The following table presents details of the intangible assets acquired through the business combinations completed in 2011, as of December 31, 2011 (in millions, except years):

	2011 Acquisitions
	Estimated Useful Life (In Years)	Amount
Existing or Core technology	10	$21.9
Support agreements and related relationships	4	5.1
Patents	5	1.4
Total		$28.4

The following table presents details of the intangible assets acquired through the business combinations completed during 2010, as of December 31, 2011 (in millions, except years):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	2010 Acquisitions
	Ankeena		SMobile		Altor		Trapeze
	Estimated Useful Life (In Years)	Amount	Estimated Useful Life (In Years)	Amount	Estimated Useful Life (In Years)	Amount	Estimated Useful Life (In Years)	Amount	Total Amount
Existing technology	4.0	$9.0	5.0	$24.3	6.0	$13.9	5.0	$45.0	$92.2
In-process research and development	—	—	—	—	—	2.8	—	—	2.8
Core technology	4.0	3.2	—	—	6.0	4.6	—	—	7.8
Customer contracts and related relationships	—	—	6.0	2.1	—	—	7.0	8.6	10.7
Support agreements and related relationships	—	—	6.0	0.1	—	—	7.0	2.6	2.7
Non-compete agreements	—	—	2.0	0.1	—	—	—	—	0.1
OEM customer contracts	—	—	—	—	—	—	2.0	0.2	0.2
Total		$12.2		$26.6		$21.3		$56.4	$116.5

Acquired in-process research and development (“IPR&D”) consists of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use. After initial recognition, acquired IPR&D assets are accounted for as indefinite-lived intangible assets. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired IPR&D assets are considered amortizable intangible assets. If the IPR&D project is abandoned, the Company writes off the related purchased intangible asset in the period it is abandoned.

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

The following table summarizes the Company's goodwill activities by segment (in millions):

	Infrastructure	SLT	Total
December 31, 2009	$1,500.5	$2,158.1	$3,658.6
Adjustment to goodwill	—	0.2	0.2
Additions due to business combinations	142.9	126.1	269.0
December 31, 2010	1,643.4	2,284.4	3,927.8
Adjustments to goodwill	1.7	(1.8)	(0.1)
Additions due to business combinations	0.4	—	0.4
December 31, 2011	$1,645.5	$2,282.6	$3,928.1

The adjustments to goodwill during the year ended December 31, 2011, were related to adjustments in net tangible assets assumed from certain businesses acquired in 2010 and 2011. There were no impairments to goodwill during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, accumulated impairment losses were $1,280.0 million, all of which were associated with the SLT segment.

Purchased Intangible Assets

Changes to the Company’s purchased intangible assets were as follows (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Gross	Accumulated Amortization	Net
As of December 31, 2011:
Intangible assets with finite lives:
Technologies and patents	$499.5	$(404.2)	$95.3
Other	91.5	(66.5)	25.0
Total intangible assets with finite lives	591.0	(470.7)	120.3
IPR&D with indefinite lives	2.8	—	2.8
Total purchased intangible assets	$593.8	$(470.7)	$123.1

As of December 31, 2010:
Intangible assets with finite lives:
Technologies and patents	$471.1	$(381.4)	$89.7
Other	86.4	(62.2)	24.2
Total intangible assets with finite lives	557.5	(443.6)	113.9
IPR&D with indefinite lives	7.9	—	7.9
Total purchased intangible assets	$565.4	$(443.6)	$121.8

During the year ended December 31, 2011, the Company added $28.4 million of purchased intangible assets as a result of acquisitions completed during 2011. During the year ended December 31, 2010, the Company added $116.5 million, of purchased intangible assets as a result of acquisitions completed during 2010. Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $27.1 million, $8.6 million and $15.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2012	$27.4
2013	27.2
2014	25.3
2015	20.4
2016	7.7
Thereafter	12.3
Total	$120.3

Note 9. Other Financial Information

Inventories, net

The Company's inventories are stated at the lower of standard cost or market, which approximates actual cost. Inventories, net are reported within prepaid expenses and other current assets on the consolidated balance sheet and consist of the following (in millions):

	As of December 31,
	2011	2010
Inventories, net
Production materials	$52.4	$5.8
Finished goods	16.7	15.8
Total inventories, net	$69.1	$21.6

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31,
	2011	2010
Computers and equipment	$604.6	$514.3
Software	110.2	101.6
Leasehold improvements	204.1	179.0
Furniture and fixtures	27.4	24.9
Building and building improvements	6.2	—
Land and land improvements	208.2	203.7
Construction-in-process	99.7	41.9
Property and equipment, gross	1,260.4	1,065.4
Accumulated depreciation	(661.8)	(571.5)
Property and equipment, net	$598.6	$493.9

Depreciation expense was $142.2 million, $146.8 million, and $133.0 million in 2011, 2010, and 2009, respectively. In 2011, the Company recorded a $13.5 million asset impairment charge in restructuring and other charges on the consolidated statement of operations related to an abandoned in-process internal use software project.

Deferred Revenue

Details of the Company's deferred revenue were as follows (in millions):

	As of December 31,
	2011	2010
Deferred product revenue:
Undelivered product commitments and other product deferrals	$288.1	$294.1
Distributor inventory and other sell-through items	134.0	143.4
Deferred gross product revenue	422.1	437.5
Deferred cost of product revenue	(136.9)	(148.8)
Deferred product revenue, net	285.2	288.7
Deferred service revenue	681.8	595.7
Total	$967.0	$884.4
Reported as:
Current	$712.6	$660.2
Long-term	254.4	224.2
Total deferred revenue	$967.0	$884.4

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

Warranties

The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within other current liabilities on the consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2011	2010
Beginning balance	$35.9	$38.2
Provisions made during the period, net	52.5	49.9
Change in estimate	(12.6)	(3.0)
Actual costs incurred during the period	(47.5)	(49.2)
Ending balance	$28.3	$35.9

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

The Company recorded net restructuring charges of $17.1 million in the year ended December 31, 2011, primarily due to the implementation of its 2011 Restructuring Plan, and recorded $10.8 million and $19.5 million in restructuring charges during the years ended December 31, 2010, and 2009, respectively, associated with the 2009 Restructuring Plan. As of December 31, 2011, remaining restructuring liability under the 2011 Restructuring Plan was related to severance costs to be paid out in the first half of 2012, as well as facilities related charges under the 2009 Restructuring Plan, which is expected to be completed through February 2015.

Restructuring charges were based on the Company's restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. The following tables provide a summary of changes in the Company’s restructuring liability, which is reported in current and long-term liabilities on its consolidated balance sheets, for 2011 and 2010 (in millions):

	Remaining Liability as of December 31, 2010	Charges	Cash payments	Non-cash Settlements and Other Adjustments	Remaining Liability as of December 31, 2011
Facilities	$7.7	$0.2	$(5.3)	$(1.6)	$1.0
Severance, contractual commitments, and other charges	0.2	16.9	(13.3)	(0.7)	3.1
Total	$7.9	$17.1	$(18.6)	$(2.3)	$4.1

	Remaining Liability as of December 31, 2009	Charges	Cash payments	Non-cash Settlements and Other Adjustments	Remaining Liability as of December 31, 2010
Facilities	$4.9	$6.9	$(2.5)	$(1.6)	$7.7
Severance, contractual commitments, and other charges	4.5	3.9	(5.5)	(2.7)	0.2
Total	$9.4	$10.8	$(8.0)	$(4.3)	$7.9

Other Expense and Income, Net

Other expense and income, net consists of the following (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2011	2010	2009
Interest income	$9.7	$10.5	$11.8
Interest expense	(49.5)	(8.7)	(6.0)
Other income and expense, net	(7.0)	8.8	(4.6)
Other (expense) income, net	$(46.8)	$10.6	$1.4

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest expense from long-term debt and customer financing arrangements. Other income and expense typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

In 2011, the Company recognized $37.7 million in interest expense in connection with its long-term debt issued in March 2011. In 2011, other income and expense, net, included certain legal expenses unrelated to current or recent operations of approximately $7.0 million. In 2010, the Company recognized a total gain of $8.7 million, primarily due to acquisitions of its privately-held equity investments in Ankeena and Altor. During 2009, the Company recognized an impairment loss of $5.6 million on its equity investments for changes in fair value that the Company believed were other-than-temporary.

Note 10. Financing

Long-Term Debt

In March 2011, the Company issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 ("2016 Notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 ("2021 Notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 ("2041 Notes" and, together with the 2016 Notes and the 2021 Notes, the "Notes"). Interest on the Notes is payable in cash semiannually. The Company may redeem the Notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the Notes may require the Company to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any. The indenture that governs the Notes also contains various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

The following table summarizes the Company's long-term debt entered into in 2011 (in millions, except percentages):

	As of
	December 31, 2011
	Amount	Effective Interest Rate
3.10% fixed-rate Notes, due 2016	$300.0	3.12%
4.60% fixed-rate Notes, due 2021	300.0	4.63%
5.95% fixed-rate Notes, due 2041	400.0	6.01%
Total Notes	1,000.0
Unaccreted discount	(1.0)
Total long-term debt	$999.0

The effective rates for the Notes include the interest on the Notes, accretion of the discount, and amortization of issuance costs. At December 31, 2011, the estimated fair value of the Notes included in long-term debt was approximately $1,069.8 million based on quoted market prices (Level 1).

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $738.2 million, $637.5 million and $449.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. The Company received cash proceeds from the financing provider of $686.5 million, $595.7 million and $426.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. The amounts owed by the financing provider recorded as accounts receivable on the Company’s consolidated balance sheets as of December 31, 2011, and December 31, 2010, were $162.9 million and $127.4 million, respectively.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the consolidated balance sheet. As of December 31, 2011 and December 31, 2010, the estimated cash received from the financing provider not recognized as revenue from distributors was $33.3 million and $49.1 million, respectively.

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

The Company repurchased and retired approximately 17.5 million shares of its common stock at an average price of $30.93 per share for an aggregate purchase price of $541.2 million during year ended December 31, 2011 under its 2010 Stock Repurchase Program. The Company repurchased approximately 19.7 million shares of its common stock at an average price of $28.67 per share for a total purchase price of $563.5 million in the year ended December 31, 2010 under the two stock repurchase programs. There are no remaining authorized funds under the 2008 Stock Repurchase Program and $213.8 million remaining authorized funds under the 2010 Stock Repurchase Program as of December 31, 2011.

In addition to repurchases under the Company’s stock repurchase programs, there were also broker-transacted repurchases of common stock from the Company's employees in connection with net issuance of shares to satisfy tax withholding obligations for the vesting of certain RSUs and PSAs. There were broker-transacted repurchases of approximately 0.2 million shares of common stock at an average price of $35.98 per share for an aggregate purchase price of $7.4 million in connection with the net issuances during the year ended December 31, 2011. There were broker-transacted repurchases of approximately 0.1 million shares of common stock at an average price of $25.75 per share for an aggregate purchase price of $1.9 million in connection with the net issuances during the year ended December 31, 2010.

All shares of common stock repurchased under the Company’s 2008 and 2010 stock repurchase programs and from its employees in connection with net issuances have been retired. Future share repurchases under the Company’s 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 17, Subsequent Events, for discussion of the Company's stock repurchase activity in 2012.

Comprehensive Income Attributable to Juniper Networks

Comprehensive income attributable to Juniper Networks consists of the following (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2011	2010	2009
Consolidated net income	$425.0	$619.4	$115.2
Other comprehensive income (loss), net:
Change in unrealized gain (loss) on investments, net	(9.9)	(0.3)	(2.8)
Change in foreign currency translation adjustment, net	(6.4)	0.5	5.6
Total other comprehensive income (loss), net	(16.3)	0.2	2.8
Consolidated comprehensive income	408.7	619.6	118.0
Adjust for comprehensive loss (income) attributable to noncontrolling interest, net	0.1	(1.0)	1.8
Comprehensive income attributable to Juniper Networks	$408.8	$618.6	$119.8

Note 12. Employee Benefit Plans

Share-Based Compensation Plans

The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, the 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”), and the 1999 Employee Stock Purchase Plan ("1999 Purchase Plan"). Under these plans, the Company has granted (or in the case of acquired plans, assumed) stock options, RSUs, and PSAs.

As of December 31, 2011, a total of approximately 105.2 million shares of common stock were reserved for future issuance upon exercise of stock options and for the future grant of share-based compensation awards under the Company's equity incentive plans and the 2008 Purchase Plan.

The 2006 Plan, adopted and approved by the Company’s stockholders in May 2006, had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. In the second quarters of 2011 and 2010, the Company’s stockholders’ approved amendments to the 2006 Plan that increased the number of shares reserved for issuance thereby increasing the authorized share reserve by 30.0 million shares in May 2011 and 2010. As of December 31, 2011, the 2006 Plan had 58.2 million shares subject to currently outstanding equity awards and 41.1 million shares available for future issuance. Options granted under the 2006 Plan have a maximum term of seven years from the grant date, and generally vest and become exercisable over a four-year period. Subject to the terms of change of control severance agreements, and except for a limited number of shares allowed under the 2006 Plan, RSUs or PSAs that vest solely based on continuing employment or provision of services will vest in full no earlier than three years from the grant date, or in the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than one year from the grant date.

In connection with past acquisitions, the Company assumed stock option and RSU awards under the stock plans of the acquired companies. The Company exchanged those awards for Juniper Networks' stock options and RSUs. As of December 31, 2011, stock options and RSUs covering approximately 1.4 million shares of common stock were outstanding under awards assumed through the Company's past acquisitions.

The Company adopted the 2008 Purchase Plan, in May 2008, which replaced the 1999 Purchase Plan. The Board reserves an aggregate of 12.0 million shares of the Company's common stock for issuance under this plan. The 2008 Purchase Plan is generally similar to the 1999 Purchase Plan, except that under the 2008 Purchase Plan, any increases to the number of shares reserved for issuance must be approved by the Company's stockholders. The 2008 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Purchase Plan) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year.

In December 2005, the Board amended the Juniper Networks 1999 Employee Stock Purchase Plan that was approved by the Board in April 1999. Under the 1999 Purchase Plan, the Board authorized a maximum number of 12.0 million shares, plus an

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

annual increase to be added on the first day of the Company's fiscal year beginning in 2000 equal to the lesser of (1) 3.0 million shares or (2) 1% of the outstanding shares on such date or (3) a lesser amount determined by the Board. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 10% of base compensation.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant. The following table summarizes the Company’s stock option activity and related information as of and for the three years ended December 31, 2011 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	73.6	$21.24
Options granted	9.9	17.86
Options canceled	(2.3)	21.57
Options exercised	(8.6)	14.59
Options expired	(5.2)	34.91
Balance at December 31, 2009	67.4	20.84	4.6	$451.2
Options granted	6.2	29.15
Options assumed (1)	0.5	31.65
Options canceled	(2.3)	22.03
Options exercised	(21.6)	18.99
Options expired	(0.8)	61.48
Balance at December 31, 2010	49.4	21.90	4.1	$744.5
Options granted	5.6	37.17
Options canceled	(1.9)	26.76
Options exercised	(13.9)	21.13
Options expired	(0.6)	34.32
Balance at December 31, 2011	38.6	$23.98	3.7	$75.3

As of December 31, 2011:
Vested or expected-to-vest options	36.9	$23.66	3.7	$74.2
Exercisable options	26.1	$21.51	3.0	$61.7

(1)	Stock options assumed in connection with the acquisition of Ankeena and Altor.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $20.41 per share as of December 31, 2011 and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $249.8 million, $260.3 million, and $83.6 million for 2011, 2010, and 2009, respectively. Total fair value of options vested during 2011, 2010, and 2009 was $80.7 million, $83.2 million, and $88.9 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding under all option plans as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(In millions)	(In years)	(In dollars)	(In millions)	(In dollars)
$0.33 - $14.91	4.3	2.2	$10.84	3.7	$10.45
$15.00 - $15.09	4.0	3.5	15.07	2.7	15.06
$15.32 - $18.96	4.4	2.5	17.69	3.9	17.78
$19.45 - $22.74	4.0	3.8	21.27	2.7	21.36
$22.97 - $25.16	5.7	3.1	24.47	5.3	24.44
$25.19 - $26.90	4.6	3.9	26.33	3.2	26.35
$26.97 - $29.89	4.9	4.8	28.58	2.5	28.46
$29.93 - $38.93	3.2	4.3	33.35	2.1	32.77
$40.26 - $44.00	3.5	6.2	41.87	—	—
	38.6	3.7	$23.98	26.1	$21.51

As of December 31, 2011, approximately 26.1 million shares of common stock were exercisable at an average exercise price of $21.51 per share. As of December 31, 2010, approximately 32.1 million shares of common stock were exercisable at a weighted-average exercise price of $20.96 per share.

Restricted Stock Units and Performance Share Awards Activities

RSUs generally vest over a period of three to four years from the date of grant, and PSAs generally vest over three years provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and PSAs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following table summarizes the Company’s RSU and PSA activity and related information as of and for the three years ended December 31, 2011 (in millions, except per share amounts and years):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Outstanding RSUs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2009	6.7	$24.59
RSUs granted	1.8	$17.87
PSAs granted	2.9	$18.05
RSUs vested	(1.3)	$21.05
PSAs vested	(0.1)	$26.90
RSUs canceled	(0.7)	$24.67
PSAs canceled	(0.2)	$19.12
Balance at December 31, 2009	9.1	$21.76	1.6	$243.3
RSUs granted	4.0	$30.19
RSUs assumed (1)	0.5	$32.09
PSAs granted	3.8	$29.25
RSUs vested	(1.8)	$25.30
PSAs vested	(0.4)	$20.64
RSUs canceled	(0.6)	$24.87
PSAs canceled	(0.4)	$22.57
Balance at December 31, 2010	14.2	$25.94	1.7	$522.9
RSUs granted	7.3	$31.75
PSAs granted (2)	4.5	$38.64
RSUs vested	(1.7)	$23.26
PSAs vested	(0.8)	$24.76
RSUs canceled	(1.0)	$31.57
PSAs canceled	(2.9)	$30.72
Balance at December 31, 2011	19.6	$30.27	1.5	$400.5

As of December 31, 2011:
Vested and expected-to-vest RSUs and PSAs	16.7	$29.97	1.3	$341.0
________________________________

(1)	RSUs assumed in connection with the acquisitions of Ankeena and Altor.

(2)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved is estimated at 1.9 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 4.5 million shares.

Shares Available for Grant

The following table presents the stock grant activity and the total number of shares available for grant under the 2006 Plan as of December 31, 2011 (in millions):

Number of Shares
Balance at January 1, 2011	30.7
Additional authorized share reserve approved by stockholders	30.0
RSUs and PSAs granted (1)	(24.6)
Options granted	(5.6)
RSUs and PSAs canceled (1)	8.1
Options canceled (2)	1.9
Options expired (2)	0.6
Balance at December 31, 2011	41.1
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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 2.4 million, 2.0 million, and 3.2 million shares of common stock through the 2008 Purchase Plan and 1999 Purchase Plan at an average exercise price of $21.53, $21.20, and $12.16 per share during fiscal years 2011, 2010, and 2009, respectively.

As of December 31, 2011, approximately 6.0 million shares had been issued and 6.0 million shares remained available for future issuance under the 2008 Purchase Plan.

Share-Based Compensation Expense

The weighted-average assumptions used and the resulting estimates of fair value for employee stock options and the employee stock purchase plan during the three years ended December 31, 2011 were:

	Years Ended December 31,
	2011	2010	2009
Employee Stock Options:
Volatility factor	43%	38%	50%
Risk-free interest rate	1.5%	2.0%	1.6%
Expected life (years)	4.1	4.3	4.2
Dividend yield	—	—	—
Weighted-average fair value per share	$13.17	$9.77	$7.41

Employee Stock Purchase Plan:
Volatility factor	41%	35%	54%
Risk-free interest rate	0.2%	0.2%	0.4%
Expected life (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Weighted-average fair value per share	$7.48	$6.55	$5.54

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs is recorded in the following cost and expense categories for the three years ended December 31, 2011 (in millions):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues - Product	$4.6	$4.4	$3.9
Cost of revenues - Service	15.7	13.5	10.5
Research and development	97.7	78.5	59.3
Sales and marketing	70.9	54.9	43.1
General and administrative	33.3	30.7	22.9
Total	$222.2	$182.0	$139.7

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2011	2010	2009
Options	$76.2	$81.5	$81.2
Assumed options	—	0.8	—
RSUs and PSAs	123.1	81.8	44.1
Assumed RSUs	—	0.6	—
Employee stock purchase plan	18.5	13.1	14.4
Other acquisition-related compensation	4.4	4.2	—
Total	$222.2	$182.0	$139.7

As of December 31, 2011, approximately $94.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.3 years while approximately $247.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.1 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirements, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $16.3 million, $13.2 million, and $11.9 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments, and offsetting obligations are included within accrued compensation on the consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in other (expense) income, net, and the offsetting compensation expense are recorded as operating expenses in the consolidated results of operations. The deferred compensation liability under the NQDC plan was approximately $9.3 million and $8.1 million as of December 31, 2011, and December 31, 2010, respectively. For additional information regarding the Company's NQDC, see Note 4, Cash, Cash Equivalents, and Investments.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes financial information for each segment used by the CODM for the three years ended December 31, 2011 (in millions):

	Years Ended December 31,
	2011	2010	2009
Net revenues:
Infrastructure:
Routers	$2,894.4	$2,655.7	$2,244.2
Switches	528.2	394.6	197.4
Total Infrastructure	3,422.6	3,050.3	2,441.6
SLT	1,026.1	1,043.0	874.3
Total net revenues	$4,448.7	$4,093.3	$3,315.9
Segment operating income:
Infrastructure	$718.3	$773.7	$541.4
SLT	199.0	208.0	127.0
Total segment operating income	917.3	981.7	668.4
Amortization of purchased intangible assets (1)	(27.1)	(8.6)	(15.4)
Share-based compensation expense	(222.2)	(182.0)	(139.7)
Share-based payroll tax expense	(9.3)	(6.4)	(0.8)
Restructuring and other charges	(30.6)	(10.8)	(19.5)
Acquisition-related and other charges (2)	(9.6)	(6.3)	(182.3)
Total operating income	618.5	767.6	310.7
Other (expense) income, net	(46.8)	10.6	1.4
Income before income taxes and noncontrolling interest	$571.7	$778.2	$312.1
________________________________

(1)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.

(2)	Amount includes acquisition-related costs in operating expenses and in cost of revenues.

Depreciation expense allocated to the Infrastructure segment was $110.0 million, $108.9 million, and $94.0 million in the years ended December 31, 2011, 2010, and 2009, respectively. The depreciation expense allocated to the SLT segment was $32.2 million, $37.9 million, and $39.0 million in the years ended December 31, 2011, 2010, and 2009, respectively.

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Years Ended December 31,
	2011	2010	2009
Americas:
United States	$2,015.8	$1,890.1	$1,515.1
Other	222.2	205.5	172.8
Total Americas	2,238.0	2,095.6	1,687.9
Europe, Middle East, and Africa	1,339.8	1,189.3	953.2
Asia Pacific	870.9	808.4	674.8
Total	$4,448.7	$4,093.3	$3,315.9

During the year ended December 31, 2011, no single customer accounted for 10% or more of net revenues. Verizon Communications, Inc. accounted for 10.6% of the Company's total net revenues for 2010 and AT&T, Inc. accounted for 10.4% of the Company's total net revenues for 2009.

The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2011, and December 31, 2010, were attributable to U.S. operations. For both of the years ended December 31, 2011, and December 31, 2010, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 80%.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14.	Income Taxes

The components of income before the provision for income taxes and noncontrolling interest are summarized as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Domestic	$218.4	$370.6	$50.1
Foreign	353.3	407.6	262.0
Total income before provision for income taxes and noncontrolling interest	$571.7	$778.2	$312.1

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Current provision (benefit):
Federal	$19.5	$(8.4)	$123.8
State	0.9	1.0	21.4
Foreign	47.8	44.2	43.5
Total current provision	68.2	36.8	188.7
Deferred provision (benefit):
Federal	23.0	57.5	(42.7)
State	0.6	14.0	55.7
Foreign	(3.6)	(7.5)	(5.9)
Total deferred provision	20.0	64.0	7.1
Income tax benefits attributable to employee stock plan activity	58.5	58.0	1.0
Total provision for income taxes	$146.7	$158.8	$196.8

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Expected provision at 35% rate	$200.1	$272.4	$109.2
State taxes, net of federal benefit	2.0	6.2	(1.6)
Foreign income at different tax rates	(50.4)	(71.5)	(33.8)
R&D credits	(21.3)	(18.6)	(14.4)
Stock-based compensation	16.7	(40.2)	62.1
Temporary differences not currently benefited	—	10.2	72.8
Other	(0.4)	0.3	2.5
Total provision for income taxes	$146.7	$158.8	$196.8

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$4.4	$14.1
Foreign tax credit carry-forwards	48.7	40.3
Research and other credit carry-forwards	86.3	68.2
Deferred revenue	94.0	86.1
Stock-based compensation	91.2	75.6
Reserves and accruals not currently deductible	255.9	227.6
Other	31.0	26.8
Total deferred tax assets	611.5	538.7
Valuation allowance	(145.2)	(122.2)
Deferred tax assets, net of valuation allowance	466.3	416.5
Deferred tax liabilities:
Property and equipment basis differences	(87.0)	(47.1)
Purchased intangibles	(53.2)	(58.5)
Unremitted foreign earnings	(210.5)	(175.1)
Other	—	(0.1)
Total deferred tax liabilities	(350.7)	(280.8)
Net deferred tax assets	$115.6	$135.7

As of December 31, 2011, and 2010, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $145.2 million and $122.2 million, respectively. The balance at December 31, 2011 consisted of approximately $94.3 million and $9.7 million against the Company's California and Massachusetts deferred tax assets, respectively, which will not be utilized in the future years, and approximately $41.2 million related to losses that are capital in nature and may carry forward to offset future capital gains. The valuation allowance increased $23.0 million and $9.4 million in the years ended December 31, 2011, and 2010, respectively. Approximately $13.7 million and $9.7 million of the 2011 increase was due to changes in income apportioned to California and Massachusetts, respectively, and approximately $9.4 million of the 2010 increase relates to the income apportioned to California. The income apportioned to Massachusetts and California impacts the future taxable income within these states for the years in which the deferred tax assets are expected to be realized or settled.

As of December 31, 2011, the Company had federal and California net operating loss carry-forwards of approximately $9.6 million and $39.6 million, respectively. The Company also had California tax credit carry-forwards of approximately $159.8 million. Approximately $21.3 million of the benefit from the California tax credit carry-forwards will be credited to additional paid-in capital when realized on the Company's income tax returns. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2012. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $1,462.6 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2011, because it is the Company's intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income tax expense of approximately $447.3 million. These earnings are considered indefinitely invested in operations outside of the U.S., as we intend to utilize these amounts to fund future expansion of our international operations.

As of December 31, 2011, 2010, and 2009 the total amount of gross unrecognized tax benefits was $132.2 million, $116.4 million, and $183.6 million, respectively. As of December 31, 2011, approximately $117.2 million of the $132.2 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits for the years ended December 31, 2011, 2010, and 2009 was as follows (in millions):

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2011	2010	2009
Balance beginning of the year	$116.4	$183.6	$113.5
Tax positions related to current year:
Additions	17.6	13.9	12.7
Tax positions related to prior years:
Additions	6.4	—	73.5
Reductions	—	(73.8)	(1.0)
Settlements	(5.4)	(1.6)	(12.8)
Lapses in statutes of limitations	(2.8)	(5.7)	(2.3)
Balance end of the year	$132.2	$116.4	$183.6

As of December 31, 2011, 2010, and 2009 the Company had accrued interest and penalties related to unrecognized tax benefits of $17.3 million, $18.9 million, and $23.5 million, respectively, within other long-term liabilities in the consolidated balance sheets. In accordance with the Company's accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of tax expense in the consolidated statements of operations. The Company recognized a benefit for net interest and penalties of $1.6 million, and $4.6 million, and an expense of $14.8 million in its consolidated statements of operations during the years ended December 31, 2011, 2010, and 2009, respectively.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately
$3.5 million within the next twelve months due to lapses of applicable statutes of limitation in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

During the fourth quarter of 2011, the Company resolved an audit by a state tax authority for the years from 2002 through 2004. As the result of the settlement, the Company recorded a tax benefit of approximately $7.0 million including interest and penalties.

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

The Company is currently under examination by the IRS for the 2004 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2009 tax years, respectively. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of December 31, 2011.

In May 2011, as part of the 2005 and 2006 IRS audit, the Company received a proposed adjustment related to its intercompany R&D cost sharing arrangement for the license of intangibles acquired in 2005. In 2009, as part of the 2004 IRS audit, the

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Note 15. Commitments and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of December 31, 2011 (in millions):

		Years Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter	Other
Operating leases	$352.7	$57.9	$50.8	$63.8	$53.4	$26.6	$100.2	$—
Purchase commitments	150.6	150.6	—	—	—	—	—	—
Tax liabilities	108.5	—	—	—	—	—	—	108.5
Long-term debt	1,000.0	—	—	—	—	300.0	700.0	—
Interest payment on long-term debt	873.1	46.9	46.9	46.9	46.9	41.9	643.6	—
Other contractual obligations	73.1	63.3	4.8	3.0	2.0	—	—	—
Total	$2,558.0	$318.7	$102.5	$113.7	$102.3	$368.5	$1,443.8	$108.5

Operating Leases

The Company leases its facilities under operating leases that expire at various times, the longest of which expires on November 30, 2022. Future minimum payments under the non-cancelable operating leases totaled $352.7 million as of December 31, 2011. Rent expense for 2011, 2010, and 2009 was approximately $65.7 million, $55.9 million, and $56.5 million, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of December 31, 2011, there were NCNR component orders placed by the contract manufacturers with a value of $150.6 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of December 31, 2011, the Company had accrued $14.8 million based on its estimate of such charges.

Tax Liabilities

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011, the Company had $108.5 million included in long-term liabilities in the consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the $108.5 million due to uncertainties in the timing of tax audit outcomes.

Long-Term Debt and Interest Payment on Long-Term Debt

As of December 31, 2011, the Company held long-term debt with a carrying value of $999.0 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at 5.95%. Interest on the Notes is payable semiannually. See Note 10, Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of December 31, 2011, other contractual obligations primarily consisted of $25.1 million in indemnity-related and service related escrows, required by certain acquisitions completed in 2005, 2010 and 2011, $30.7 million in obligations related to a office campus build-out adjacent to the Company's headquarters, and other miscellaneous commitments.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of December 31, 2011, and 2010, the Company had $19.9 million and $21.6 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

but declined to dismiss the claims against the Company.

The parties have reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case. In October 2009, the Court entered an Opinion and Order granting final approval of the settlement. Certain objectors appealed; these appeals have now been dismissed or withdrawn. As a result, the case is now settled.

2011 Federal Securities Class Action

On August 15, 2011, a purported securities class action lawsuit, captioned City of Royal Oak Retirement System v. Juniper Networks, Inc., et al., Case No. 11-cv-04003-LHK, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's business and prospects. On January 9, 2012 the Court appointed City of Omaha Police and Fire Retirement System and City of Bristol Pension Fund as lead plaintiff. Lead plaintiff filed an amended complaint on February 13, 2012. The amended complaint alleges that defendants made false and misleading statements about Juniper's business and future prospects, and failed to adequately disclose the impact of certain changes in accounting rules. The amended complaint purports to assert claims for violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased or otherwise acquired Juniper's common stock between July 20, 2010 and July 26, 2011, inclusive.

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
2011 Federal Derivative Lawsuit
On September 27, 2011 and December 28, 2011, two purported shareholder derivative actions, captioned Ratinova v. Johnson, et al., Case No. 11-cv-04792 and Lisa E. Coppola, ERA v. Johnson, et al., Case No. 11-cv-06667, respectively, were filed in the United States District Court for the Northern District of California naming certain of the Company's officers and directors as defendants. The Company is named only as a nominal defendant in the action. Like the state derivative actions, the federal derivative lawsuits are generally based upon the disclosures and alleged omissions challenged in the securities class action. The complaints purport to assert claims against the defendants for breach of fiduciary duties and unjust enrichment. The complaints seek, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs. By order dated January 30, 2012, the Court consolidated the actions as In re Juniper Networks, Inc. Shareholder Derivative Litigation, Master File No. 11-cv-04792-LHK. On February 3, 2012, the parties filed a stipulation in which the parties requested that the Court stay the action until such time as the Court entered an order denying a motion to dismiss in the related federal securities class action described above. On February 6, 2012, the Court granted the parties' stipulation.
IRS Notices of Proposed Adjustments

In May 2011, as a result of its audit of the Company's U.S. federal income tax returns for the 2005 and 2006 fiscal years, the IRS issued a Preliminary Notice of Deficiency (“PNOD”) regarding the Company's transfer pricing transactions under its intercompany R&D cost sharing arrangement related to the license of intangibles acquired in 2005. The asserted changes would affect the Company's income tax liabilities for tax years subsequent to 2004. Because of the PNOD, the estimated incremental tax liabilities for all relative tax years would be approximately $92.0 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS, which is under review by the Appeals Division of the IRS.

In 2009, the Company received a PNOD from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

under an intercompany R&D cost sharing arrangement. The asserted changes to the Company's 2004 tax year would affect the Company's income tax liabilities in tax years subsequent to 2003. In addition, the Company has not reached a final resolution with the IRS on an adjustment the IRS proposed for the 1999 and 2000 tax years. Because of the PNOD, the estimated incremental tax liability would be approximately $807.0 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS, which is under review by the Appeals Division of the IRS.

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

Note 16. Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the two years ended December 31, 2011 (in millions, except per share amounts):

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$877.4	$891.4	$861.9	$847.5
Service	224.2	229.1	243.9	273.3
Total net revenues	1,101.6	1,120.5	1,105.8	1,120.8
Cost of revenues:
Product (2)	265.7	292.4	286.6	310.6
Service	100.0	105.9	107.6	111.3
Total cost of revenues	365.7	398.3	394.2	421.9
Gross margin	735.9	722.2	711.6	698.9
Operating expenses:
Research and development	262.0	257.3	257.1	250.5
Sales and marketing	246.3	246.6	254.9	253.2
General and administrative	44.9	44.3	44.5	45.5
Amortization of purchased intangibles	1.5	1.3	1.3	1.2
Restructuring and other charges (1)	(0.3)	(0.9)	16.8	15.0
Acquisition-related and other charges (2)	4.1	2.7	—	0.3
Total operating expenses	558.5	551.3	574.6	565.7
Operating income	177.4	170.9	137.0	133.2
Interest and other income (expense), net	(6.5)	(13.7)	(15.9)	(10.7)
Income before income taxes and noncontrolling interest	170.9	157.2	121.1	122.5
Income tax provision	41.3	41.7	37.4	26.3
Consolidated net income	129.6	115.5	83.7	96.2
Adjust for net loss attributable to noncontrolling interest	0.1	—	—	—
Net income attributable to Juniper Networks	$129.7	$115.5	$83.7	$96.2
Net income per share attributable to Juniper Networks common stockholders: (3)
Basic	$0.24	$0.22	$0.16	$0.18
Diluted	$0.24	$0.21	$0.16	$0.18

(1) Restructuring and other charges consisted of restructuring charges and asset impairment charges. In the third quarter of 2011, the Company implemented the 2011 Restructuring Plan for workforce reduction and recorded restructuring charges of $16.8 million. In the fourth quarter of 2011, the Company recorded a charge of $13.5 million associated with an abandoned in-process internal used software project.
(2) Acquisition-related and other charges comprised of direct and indirect costs such as financial advisory, legal, and due diligence, as well as integration costs related to the acquisitions completed in 2010 and 2011.
(3) Net income per share attributable to Juniper Network stockholders is computed independently. Therefore, the sum of the quarterly net income per share may not equal the total computed for the fiscal year or any cumulative interim period.

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$721.2	$774.1	$801.2	$962.2
Service	191.4	204.2	211.2	227.8
Total net revenues	912.6	978.3	1,012.4	1,190.0
Cost of revenues:
Product	222.4	231.8	247.0	299.7
Service	78.2	86.6	87.6	98.3
Total cost of revenues	300.6	318.4	334.6	398.0
Gross margin	612.0	659.9	677.8	792.0
Operating expenses:
Research and development	207.0	224.8	231.2	254.9
Sales and marketing	192.4	202.3	204.7	257.7
General and administrative	43.1	45.9	43.8	45.1
Amortization of purchased intangibles	1.1	1.2	0.9	0.9
Restructuring charges (1)	8.1	0.2	0.2	2.3
Acquisition-related charges (2)	—	0.5	1.5	4.3
Total operating expenses	451.7	474.9	482.3	565.2
Operating income	160.3	185.0	195.5	226.8
Other income (expense), net	1.4	4.0	0.2	4.8
Income before income taxes and noncontrolling interest	161.7	189.0	195.7	231.6
Income tax (benefit) provision	(2.9)	58.7	61.4	41.5
Consolidated net income	164.6	130.3	134.3	190.1
Adjust for net (income) loss attributable to noncontrolling interest	(1.5)	0.2	0.2	0.1
Net income attributable to Juniper Networks	$163.1	$130.5	$134.5	$190.2
Net income per share attributable to Juniper Networks common stockholders: (3)
Basic	$0.31	$0.25	$0.26	$0.36
Diluted	$0.30	$0.24	$0.25	$0.35

(1) Restructuring costs are typically comprised of employee severance costs, costs of consolidating duplicate facilities and contract termination costs. In the first quarter of 2010, the Company implemented a plan that resulted in reduction in workforce and facilities in certain business operations.
(2) Acquisition-related and other charges comprised of direct and indirect costs such as financial advisory, legal, due diligence, and integration costs from the four acquisitions completed in 2010.
(3) Net income per share attributable to Juniper Network stockholders is computed independently. Therefore, the sum of the quarterly net income per share may not equal the total computed for the fiscal year or any cumulative interim period.

Note 17. Subsequent Event

Stock Repurchases

Subsequent to December 31, 2011, through the filing of this report, the Company repurchased 2.4 million shares of its common stock, for $51.6 million at an average purchase price of $21.75 per share, under its 2010 Stock Repurchase Program. As of the filing of this Annual Report on Form 10-K, the Company's 2010 Stock Repurchase Program had remaining authorized funds of $162.2 million. Purchases under the Company's 2010 Stock Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Business Acquisition

On February 13, 2012, the Company acquired Mykonos Software, a provider of Intrusion Deception Systems that protect websites and web applications, for cash consideration of approximately $80.0 million. This acquisition enables the Company to

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

extend its security portfolio with the intrusion deception system that is capable of detecting an attacker before an attack is in progress. The Company is in the process of determining the net assets acquired and goodwill associated with this acquisition.

Segment Changes

In the first quarter of 2012, the Company has aligned its organization structure to focus on its platform and software strategy. Beginning 2012, the Company will conform its reportable segments to this new business structure.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a) Management's Annual Report on Internal Control Over Financial Reporting:  Please see "Management's Annual Report on Internal Control over Financial Reporting" under Item 8 on page 54 of this Form 10-K, which report is incorporated herein by reference.

(b) For the “Report of Independent Registered Public Accounting Firm,” please see the report under Item 8 on page 53 of this Form 10-K, which report is incorporated herein by reference.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    Other Information

None
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

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

Information concerning directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

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

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Annual Report on Form 10-K:

Schedule	Page
Schedule II - Valuation and Qualifying Account	106

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See Exhibit Index on page 107 of this report.

(b) Exhibits

See Exhibit Index on page 107 of this report.

(c) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Sunnyvale, State of California, on the 24th day of February 2012.

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

Signature	Title	Date

/s/ Kevin R. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
Kevin R. Johnson

/s/ Robyn M. Denholm	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012
Robyn M. Denholm

/s/ Gene Zamiska	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 24, 2012
Gene Zamiska

/s/ Scott Kriens	Chairman of the Board	February 24, 2012
Scott Kriens

/s/ Pradeep Sindhu	Chief Technical Officer and Vice Chairman of the Board	February 24, 2012
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	February 24, 2012
Robert M. Calderoni

/s/ Mary B. Cranston	Director	February 24, 2012
Mary B. Cranston

/s/ Mercedes Johnson	Director	February 24, 2012
Mercedes Johnson

/s/ Michael Lawrie	Director	February 24, 2012
Michael Lawrie

/s/ William F. Meehan	Director	February 23, 2012
William F. Meehan

/s/ David Schlotterbeck	Director	February 24, 2012
David Schlotterbeck

/s/ William R. Stensrud	Director	February 24, 2012
William R. Stensrud

Juniper Networks, Inc.

Schedule II - Valuation and Qualifying Account
Years Ended December 31, 2011, 2010, and 2009

	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Recoveries (Deductions), Net	Balance at End of Year
	(In millions)
Year ended December 31, 2011
Allowance for doubtful accounts	$10.1	$(0.2)	$(0.4)	$9.5
Sales returns reserve	$52.8	$108.8	$(109.6)	$52.0
Year ended December 31, 2010
Allowance for doubtful accounts	$9.1	$1.2	$(0.2)	$10.1
Sales returns reserve	$45.6	$104.4	$(97.2)	$52.8
Year ended December 31, 2009
Allowance for doubtful accounts	$9.7	$(0.6)	$—	$9.1
Sales returns reserve	$36.8	$84.1	$(75.3)	$45.6

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation	10-K	3.1	000-26339	3/27/2001
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.*
4.1	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.8	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	4.8	001-34501	3/4/2011
4.9	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.9	001-34501	3/4/2011
4.10	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.10	001-34501	3/4/2011
4.11	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.11	001-34501	3/4/2011
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/9/2005
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/9/2005
10.5	Juniper Networks 2000 Nonstatutory Stock Option Plan++	S-8	10.1	333-92086	7/9/2002
10.6	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005
10.7	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended May 18, 2011++	8-K	10.7	000-34501	5/23/2011
10.8	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.9	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.3	000-26339	5/24/2006
10.10	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.11	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.12	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.2	000-26339	5/9/2008
10.13	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.3	000-26339	5/9/2008
10.14	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan++	S-8	10.1	333-92090	7/9/2002
10.15	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.16	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.17	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.18	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.19	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005
10.20	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005
10.21	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005
10.22	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005
10.23	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan++	10-Q	10.2	000-26339	8/9/2007

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.24	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan++	S-8	4.3	333-151669	6/16/2008
10.25	Sub-plan to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan For Employees Located in the European Economic Area	10-K	10.25	000-26339	3/2/2009
10.26	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.27	Form of Executive Officer Change of Control Agreement, as amended++	10-K	10.27	000-26339	3/2/2009
10.28	Form of Executive Officer Severance Agreement, as amended++	10-Q	10.4	000-26339	11/10/2008
10.29	Option Amendment Agreement by and between the Registrant and Kim Perdikou++	8-K	99.2	000-26339	5/2/2007
10.30	Severance Agreement by and between the Registrant and Robyn M. Denholm++	10-K	10.33	000-26339	3/2/2009
10.31	Summary of Compensatory Arrangements for Certain Officers adopted on March 9, 2007++	8-K	99.1	000-26339	3/12/2007
10.32	Summary of Compensatory Arrangements for Certain Officers announced on August 14, 2007++	8-K	Item 5.02	000-26339	8/14/2007
10.33	Summary of Compensatory Plans and Arrangements for Certain Officers adopted on February 26, 2008++	8-K	99.1	000-26339	2/28/2008
10.34	Summary of Compensatory Arrangements for Certain Officers adopted on February 11, 2009++	8-K	Item 5.02	000-26339	2/18/2009
10.35	Summary of Compensatory Arrangements for Certain Officers adopted on March 2, 2009++	8-K	Item 5.02	000-26339	3/6/2009
10.36	Summary of Compensatory Arrangements for Certain Officers adopted on November 12, 2009++	8-K	Item 5.02	001-34501	11/18/2009
10.37	Offer Letter by and between Juniper Networks, Inc. and John Morris++	10-Q	10.1	000-26339	11/10/2008
10.38	Employment Agreement by and between Juniper Networks, Inc. and Kevin Johnson++	10-Q	10.2	000-26339	11/10/2008
10.39	Offer Letter by and between Juniper Networks, Inc. and Michael J. Rose++	10-K	10.38	000-26339	3/2/2009
10.40	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens++	10-Q	10.3	000-26339	11/10/2008
10.41	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999
10.42	Amendment One dated January 5, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.1	333-76681	4/23/1999
10.43	Amendment Two dated March 2, 1998 to Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8.2	333-76681	4/23/1999
10.44	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.45	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.46	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.47	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated January 24, 2002	10-K	10.47	000-34501	2/26/2010
10.48	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated February 28, 2000	10-K	10.48	000-34501	2/26/2010
10.49	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.49	000-34501	2/26/2010
10.50	Second Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.50	000-34501	2/26/2010
10.51	Amendment No. 2 to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.51	000-34501	2/26/2010
10.52	Ankeena Networks, Inc. 2008 Stock Plan++	S-8	4.3	333-166248	4/23/2010
10.53	Altor Networks, Inc. 2007 Stock Plan and 2009 Israeli Equity Incentive Sub Plan++	S-8	10.1	333-171299	12/12/2010
10.54	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-Q	10.2	000-34501	11/5/2010
10.55	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	10-Q	10.3	000-34501	11/5/2010
10.56	Employee Agreement between Juniper Networks, Inc. and Robert Muglia++	10-Q	10.3	001-34501	11/4/2011
10.57	Form of Severance Agreement for Certain Officers adopted on February 14, 2012*++
10.58	Form of Change of Control Agreement for Certain Officers adopted on February 14, 2012*++
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (see page 105)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, and (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

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