Form 10-Q
period 2012-03-31
JUNIPER NETWORKS INC
filed 2012-05-09
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
_________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
There were approximately 529,548,000 shares of the Company's Common Stock, par value $0.00001, outstanding as of April 30, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net revenues:
Product	$771,873	$877,440
Service	260,625	224,172
Total net revenues	1,032,498	1,101,612
Cost of revenues:
Product	280,629	265,746
Service	117,814	99,981
Total cost of revenues	398,443	365,727
Gross margin	634,055	735,885
Operating expenses:
Research and development	269,602	261,979
Sales and marketing	257,719	246,291
General and administrative	54,666	44,924
Amortization of purchased intangible assets	1,178	1,544
Restructuring	2,039	(347)
Acquisition-related	1,142	4,101
Total operating expenses	586,346	558,492
Operating income	47,709	177,393
Other expense, net	(24,431)	(6,462)
Income before income taxes and noncontrolling interest	23,278	170,931
Income tax provision	7,008	41,271
Consolidated net income	16,270	129,660
Adjust for net loss attributable to noncontrolling interest	—	90
Net income attributable to Juniper Networks	$16,270	$129,750

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.03	$0.24
Diluted	$0.03	$0.24
Shares used in computing net income per share:
Basic	527,186	530,789
Diluted	533,683	548,825

Comprehensive income	$33,148	$140,847

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,913,095	$2,910,420
Short-term investments	517,403	641,323
Accounts receivable, net of allowances	450,987	577,386
Deferred tax assets, net	168,214	154,310
Prepaid expenses and other current assets	181,319	156,222
Total current assets	4,231,018	4,439,661
Property and equipment, net	647,414	598,581
Long-term investments	785,285	740,659
Restricted cash and investments	82,504	78,307
Purchased intangible assets, net	152,541	123,114
Goodwill	3,987,707	3,928,144
Other long-term assets	58,554	75,354
Total assets	9,945,023	9,983,820
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	195,420	324,843
Accrued compensation	209,263	223,018
Accrued warranty	29,276	28,276
Deferred revenue	760,621	712,663
Income taxes payable	2,566	12,545
Other accrued liabilities	163,610	165,358
Total current liabilities	1,360,756	1,466,703
Long-term debt	999,071	999,034
Long-term deferred revenue	238,964	254,364
Long-term income taxes payable	111,368	108,471
Other long-term liabilities	61,905	65,590
Commitments and Contingencies
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 529,177 shares and 526,409 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively	5	5
Additional paid-in capital	10,147,785	10,079,169
Accumulated other comprehensive loss	(712)	(17,590)
Accumulated deficit	(2,974,595)	(2,972,402)
Total Juniper Networks stockholders' equity	7,172,483	7,089,182
Noncontrolling interest	476	476
Total equity	7,172,959	7,089,658
Total liabilities and equity	$9,945,023	$9,983,820

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$16,270	$129,660
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	43,396	40,758
Non-cash portion of share-based compensation	65,007	47,586
Deferred income taxes	(13,904)	1,503
Loss on equity investments	14,000	—
Excess tax benefits from share-based compensation	(4,319)	(39,041)
Amortization of debt issuance costs	236	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	126,462	125,610
Prepaid expenses and other assets	(22,272)	(59,372)
Accounts payable	(126,846)	(58,468)
Accrued compensation	(15,426)	(66,510)
Income tax payable	(3,750)	38,099
Other accrued liabilities	(9,146)	13,981
Deferred revenue	32,558	65,844
Net cash provided by operating activities	102,266	239,650

Cash flows from investing activities:
Purchases of property and equipment	(81,991)	(53,972)
Purchases of trading investments	(2,659)	(2,495)
Purchases of available-for-sale investments	(371,285)	(437,773)
Proceeds from sales of available-for-sale investments	231,366	193,301
Proceeds from maturities of available-for-sale investments	222,840	126,260
Payment for business acquisition, net of cash and cash equivalents acquired	(90,487)	(28,573)
Changes in restricted cash	35	—
Purchases of privately-held and other equity investments, net	(1,122)	(5,972)
Net cash used in investing activities	(93,303)	(209,224)

Cash flows from financing activities:
Proceeds from issuance of common stock	37,798	264,113
Purchases and retirement of common stock	(56,088)	(205,171)
Issuance of long-term debt, net	—	991,556
Change in customer financing arrangements	7,683	12,531
Excess tax benefit from share-based compensation	4,319	39,041
Net cash provided by (used in) financing activities	(6,288)	1,102,070
Net increase in cash and cash equivalents	2,675	1,132,496
Cash and cash equivalents at beginning of period	2,910,420	1,811,887
Cash and cash equivalents at end of period	$2,913,095	$2,944,383

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2011, is derived from the audited consolidated financial statements for the year ended December 31, 2011. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Beginning in the first quarter of 2012, the Company aligned its organizational structure to focus on its platform and software strategy, which resulted in two reportable segments organized principally by product families: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). In fiscal 2011, the Company was organized into two reportable segments, Infrastructure and Service Layer Technology ("SLT"). The Company has reclassified the segment data for the prior period to conform to the current period's presentation. The segment change did not impact previously reported consolidated net revenues, operating income, net income, and net income per share. See Note 13, Segments for further discussion of the Company's segment reorganization.

As of March 31, 2012, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and terminate the joint venture. NSN has assumed the activities of the joint venture. The Company is in the process of winding down this joint venture and the termination of this joint venture is not expected to have a material effect on the Company's financial position or results of operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Topic 350 - Intangibles - Goodwill and Other ("ASU 2011-08"), which amends Topic 350 and provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted this standard in the first quarter of 2012. The Company’s adoption of the standard during the first quarter of 2012 did not impact its consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted both standards in the first quarter of 2012. The Company’s adoption of the standard during the first quarter of 2012 did not impact its consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The Company adopted this standard in the first quarter of 2012. The Company’s adoption of the standard during the first quarter of 2012 did not impact its consolidated results of operations or financial condition.

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

Q1'12 Acquisitions
In the three months ended March 31, 2012, the Company completed two acquisitions. The fair values of certain tangible assets and liabilities acquired, income based taxes, and residual goodwill are not yet finalized and subject to change. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments determined to be material will be applied retrospectively to the period of acquisition.
On February 13, 2012, the Company acquired 100% of the equity securities of Mykonos Software, Inc ("Mykonos") for $82.6 million in cash. The acquisition of Mykonos is intended to extend Juniper's security portfolio with an intrusion deception system capable of detecting an attacker before an attack is in process. In connection with this acquisition, the Company acquired net liabilities of $0.8 million, and recognized goodwill of $59.1 million, which was assigned to the SSD segment.
On March 8, 2012, the Company acquired a source code license and patent joint-ownership related to the service management layer of BitGravity, Inc ("BitGravity") Content Delivery Network ("CDN") technology for $13.0 million in cash. The transaction complements the Company's Media Flow Solution and content and media delivery strategy, to enables service providers, on-line media companies, and content delivery networks to deliver on-line content more cost-effectively while simultaneously improving the end-user experience. In connection with this acquisition, the Company acquired net assets of $0.1 million, and recognized goodwill of $0.5 million, which was assigned to the SSD segment.
The following table presents the preliminary purchase consideration allocations for these acquisitions, including cash and cash equivalents acquired (in millions):

	Q1'12 Acquisitions
	Mykonos	BitGravity	Total
Net tangible assets/(liabilities) acquired	$(0.8)	$0.1	$(0.7)
Intangible assets acquired	24.3	12.4	36.7
Goodwill	59.1	0.5	59.6
Total	$82.6	$13.0	$95.6

The Company recognized $1.1 million and $5.1 million of acquisition-related costs during the first quarter of 2012 and 2011, respectively. These acquisition related charges were expensed in the period incurred and reported in the Company's condensed consolidated statements of comprehensive income within cost of revenues and operating expenses.

The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is deductible for U.S. federal income tax purposes for the acquisitions completed during the first quarter of 2012.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired through the business combinations completed during the first quarter of 2012 (in millions, except years):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Q1'12 Acquisitions
	Mykonos		BitGravity
	Estimated Useful Life (In Years)	Amount	Estimated Useful Life (In Years)	Amount
Existing technology	6	$19.3	3	$12.4
Trade name and trademarks	7	1.0	—	—
In-process research and development	—	4.0	—	—
Total		$24.3		$12.4

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

Note 4. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to Juniper Networks	$16.3	$129.8
Denominator:
Weighted-average shares used to compute basic net income per share	527.2	530.8
Dilutive effect of employee stock awards	6.5	18.0
Weighted-average shares used to compute diluted net income per share	533.7	548.8
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.03	$0.24
Diluted	$0.03	$0.24

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

The Company excludes both outstanding stock options with exercise prices that are greater than the average market price and RSUs with grant date fair market value that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares of approximately 30.6 million and 5.8 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended March 31, 2012 and 2011, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 5. Cash, Cash Equivalents, and Investments

Cash and Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in millions):

	As of
	March 31, 2012	December 31, 2011
Cash:
Demand deposits	$680.6	$633.7
Time deposits	885.9	926.0
Total cash	1,566.5	1,559.7
Cash equivalents:
U.S. government securities	102.0	—
Government-sponsored enterprise obligations	—	24.5
Commercial paper	15.0	10.0
Money market funds	1,229.6	1,316.2
Total cash equivalents	1,346.6	1,350.7
Total cash and cash equivalents	$2,913.1	$2,910.4

Investments in Available-for-Sale and Trading Securities

The following table summarizes the Company's unrealized gains and losses, based on the specific identification method, and fair value of investments designated as available-for-sale and trading securities, as of March 31, 2012, and December 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2012:
Fixed income securities:
U.S. government securities	$376.9	$—	$(0.2)	$376.7
Government-sponsored enterprise obligations	275.7	0.5	—	276.2
Certificates of deposit	25.6	—	—	25.6
Commercial paper	15.0	—	—	15.0
Asset-backed securities	141.8	0.2	—	142.0
Corporate debt securities	566.9	1.7	(0.2)	568.4
Money market funds	1,229.6	—	—	1,229.6
Total fixed income securities	2,631.5	2.4	(0.4)	2,633.5
Publicly-traded equity securities	2.6	1.3	—	3.9
Total available-for-sale securities	2,634.1	3.7	(0.4)	2,637.4
Trading securities (1)	11.9	—	—	11.9
Total	$2,646.0	$3.7	$(0.4)	$2,649.3

Reported as:
Cash equivalents	$1,346.6	$—	$—	$1,346.6
Short-term investments	515.8	1.6	—	517.4
Long-term investments	783.6	2.1	(0.4)	785.3
Total	$2,646.0	$3.7	$(0.4)	$2,649.3
________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefit Plans, under the section Deferred Compensation Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011:
Fixed income securities:
U.S. government securities	$301.1	$—	$(0.1)	$301.0
Government-sponsored enterprise obligations	430.8	0.3	(0.1)	431.0
Certificates of deposit	31.8	—	—	31.8
Commercial paper	10.0	—	—	10.0
Asset-backed securities	124.7	0.1	(0.1)	124.7
Corporate debt securities	508.2	1.0	(0.5)	508.7
Money market funds	1,316.2	—	—	1,316.2
Total fixed income securities	2,722.8	1.4	(0.8)	2,723.4
Total available-for-sale securities	2,722.8	1.4	(0.8)	2,723.4
Trading securities (1)	9.3	—	—	9.3
Total	$2,732.1	$1.4	$(0.8)	$2,732.7

Reported as:
Cash equivalents	$1,350.7	$—	$—	$1,350.7
Short-term investments	640.9	0.4	—	641.3
Long-term investments	740.5	1.0	(0.8)	740.7
Total	$2,732.1	$1.4	$(0.8)	$2,732.7

________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefit Plans, under the section Deferred Compensation Plan.

The following table presents the maturities of the Company's available-for-sale and trading securities, as of March 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$1,847.9	$0.3	$—	$1,848.2
Due between one and five years	783.6	2.1	(0.4)	785.3
No contractual maturity	14.5	1.3	—	15.8
Total	$2,646.0	$3.7	$(0.4)	$2,649.3

The following tables present the Company's available-for-sale investments that are in an unrealized loss position as of March 31, 2012, and December 31, 2011 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2012
Corporate debt securities	$117.8	$(0.2)	$—	$—	$117.8	$(0.2)
U.S. government securities	207.2	(0.2)	—	—	207.2	(0.2)
Government-sponsored enterprise obligations (1)	34.5	—	—	—	34.5	—
Asset-backed securities (1)	23.5	—	0.4	—	23.9	—
Total	$383.0	$(0.4)	$0.4	$—	$383.4	$(0.4)
________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position as of March 31, 2012.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011
Corporate debt securities	$189.9	$(0.5)	$—	$—	$189.9	$(0.5)
U.S. government securities	186.7	(0.1)	—	—	186.7	(0.1)
Government-sponsored enterprise obligations	146.0	(0.1)	—	—	146.0	(0.1)
Asset-backed securities (1)	76.8	(0.1)	0.3	—	77.1	(0.1)
Total	$599.4	$(0.8)	$0.3	$—	$599.7	$(0.8)
 ________________________________

(1)	Balance includes investments that were in an immaterial unrealized loss position as of December 31, 2011.

The Company had 89 and 135 investments in unrealized loss positions as of March 31, 2012, and December 31, 2011, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. For the fixed income securities that have unrealized losses, the Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2012, and December 31, 2011. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Restricted Cash and Investments

The Company classifies cash and investments as restricted cash and investments on its condensed consolidated balance sheet for: (i) amounts held in escrow accounts, as required by certain acquisitions completed between 2005 and 2012; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust. During the three months ended March 31, 2012, the Company distributed approximately $79.0 million of restricted cash, mainly related to the 2012 acquisitions.

In connection with the 2010 acquisition of Ankeena Networks, Inc. ("Ankeena"), the Company agreed to pay from escrow a total amount of $10.7 million, representing the cash value of unvested restricted shares of Ankeena common stock as of April 8, 2010, held by certain former Ankeena employees. Through March 31, 2012, the Company has released $10.6 million from escrow and expects to release the remaining $0.1 million from escrow over the next six months.

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the condensed consolidated balance sheets (in millions):

	As of
	March 31, 2012	December 31, 2011
Restricted cash:
Demand deposits	$0.6	$0.6
Total restricted cash	0.6	0.6
Restricted investments:
Corporate debt securities	1.7	1.6
Mutual funds	1.0	1.0
Money market funds	79.2	75.1
Total restricted investments	81.9	77.7
Total restricted cash and investments	$82.5	$78.3

As of March 31, 2012, and December 31, 2011, the unrealized gains and losses related to restricted investments were immaterial.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Privately-Held Investments

As of March 31, 2012, and December 31, 2011, the carrying values of the Company’s privately-held and other equity investments of $36.0 million and $51.8 million, respectively, were included in other long-term assets in the condensed consolidated balance sheets. During the three months ended March 31, 2012, the Company invested $1.1 million in privately-held and other equity investments. During the three months ended March 31, 2011, the Company invested $6.0 million in privately-held and other equity investments.

In the three months ended March 31, 2012, the Company recognized an other-than-temporary non-cash impairment of $14.0 million, related to one of the Company's privately-held equity investments. There were no losses from the Company's privately-held and other equity investments during the three months ended March 31, 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the condensed consolidated balance sheets (in millions):

	Fair Value Measurements at March 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
U.S. government securities	$187.0	$189.7	$—	$376.7
Government-sponsored enterprise obligations	252.2	24.0	—	276.2
Commercial paper	—	15.0	—	15.0
Corporate debt securities (1)	—	570.1	—	570.1
Certificate of deposit	—	25.6	—	25.6
Asset-backed securities	—	142.0	—	142.0
Mutual funds (2)	1.0	—	—	1.0
Money market funds (3)	1,308.8	—	—	1,308.8
Total available-for-sale debt securities	1,749.0	966.4	—	2,715.4
Available-for-sale equity securities:
Publicly-traded equity securities	3.9	—	—	3.9
Total available-for-sale securities	1,752.9	966.4	—	2,719.3
Trading securities:
Mutual funds (4)	11.9	—	—	11.9
Total trading securities	11.9	—	—	11.9
Derivative assets:
Foreign exchange contracts	—	2.4	—	2.4
Total derivative assets	—	2.4	—	2.4
Total assets measured at fair value	$1,764.8	$968.8	$—	$2,733.6

Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$3.1	$—	$3.1
Total derivative liabilities	—	3.1	—	3.1
Total liabilities measured at fair value	$—	$3.1	$—	$3.1
________________________________

(1)	Balance includes $1.7 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance includes $79.2 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisitions related escrows.

(4)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at March 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Reported as:
Cash equivalents	$1,229.6	$117.0	$—	$1,346.6
Short-term investments	185.5	331.9	—	517.4
Long-term investments	269.5	515.8	—	785.3
Restricted investments	80.2	1.7	—	81.9
Prepaid expenses and other current assets	—	2.4	—	2.4
Total assets measured at fair value	$1,764.8	$968.8	$—	$2,733.6

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$3.1	$—	$3.1
Total liabilities measured at fair value	$—	$3.1	$—	$3.1

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale debt securities:
U.S. government securities	$149.3	$151.7	$—	$301.0
Government-sponsored enterprise obligations	314.2	116.8	—	431.0
Commercial paper	—	10.0	—	10.0
Corporate debt securities (1)	—	510.3	—	510.3
Certificate of deposit	—	31.8	—	31.8
Asset-backed securities	—	124.7	—	124.7
Money market funds (2)	1,391.3	—	—	1,391.3
Total available-for-sale debt securities	1,854.8	945.3	—	2,800.1
Total available-for-sale securities	1,854.8	945.3	—	2,800.1
Trading securities:
Mutual funds (3)	10.3	—	—	10.3
Total trading securities	10.3	—	—	10.3
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total derivative assets	—	0.4	—	0.4
Total assets measured at fair value	$1,865.1	$945.7	$—	$2,810.8

Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$9.6	$—	$9.6
Total derivative liabilities	—	9.6	—	9.6
Total liabilities measured at fair value	$—	$9.6	$—	$9.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

________________________________

(1)	Balance includes $1.6 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(2)	Balance includes $75.1 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

(3)
Balance includes $9.3 million of the Company's non-qualified deferred compensation plan assets and $1.0 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Total assets measured at fair value, reported as:
Cash equivalents	$1,316.2	$34.5	$—	$1,350.7
Short-term investments	168.9	472.4	—	641.3
Long-term investments	303.9	436.8	—	740.7
Restricted investments	76.1	1.6	—	77.7
Prepaid expenses and other current assets	—	0.4	—	0.4
Total assets measured at fair value	$1,865.1	$945.7	$—	$2,810.8
Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$9.6	$—	$9.6
Total liabilities measured at fair value	$—	$9.6	$—	$9.6

The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2012, and 2011, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2012, and December 31, 2011, the carrying value of privately-held equity investments measured at fair value on a nonrecurring basis was $6.0 million and $0.4 million, respectively. These privately-held equity investments, which are normally carried at cost, were measured at fair value due to events and circumstances that the Company identified during the quarter as significantly impacting the fair value of the investments. The Company measured the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities, cash flow projections, and probability-weighted expected value based on the expected recoverability of the investments. As a result, the Company recognized an other-than-temporary non-cash impairment of $14.0 million in the three months ended March 31, 2012, and classified the investment as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company had no impairment charges against its privately-held equity investments in the three months ended March 31, 2011. The Company had no liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is disclosed in Note 10, Long-Term Debt and Financing, and was determined using quoted market prices (Level 1).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 7. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	March 31, 2012	December 31, 2011
Cash flow hedges	$122.4	$184.3
Non-designated hedges	122.9	122.7
Total	$245.3	$307.0

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to protect the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in interest and other income, net in its consolidated statements of comprehensive income. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income (loss) are expected to be reclassified into earnings within the next 12 months.

The total fair value of the Company’s derivative assets recorded in other current assets on the condensed consolidated balance sheet as of March 31, 2012, and December 31, 2011, was $2.3 million and $0.4 million, respectively. The total fair value of the Company’s derivative liabilities located in other accrued liabilities on the condensed consolidated balance sheet as of March 31, 2012, and December 31, 2011, was $3.1 million and $9.6 million, respectively.

During the three months ended March 31, 2012 and 2011, the Company recognized a gain of $6.0 million and $5.2 million, respectively, in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $3.5 million and a gain of $0.5 million, respectively, from other comprehensive income to operating expense in the condensed consolidated statements of comprehensive income.

The ineffective portion of the Company's derivative instruments recognized in its condensed consolidated statements of comprehensive income was immaterial during the three months ended March 31, 2012, and 2011.

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

During the three months ended March 31, 2012 and 2011, the Company recognized a net loss of $0.1 million and $0.2 million, respectively, within other expense and income, net, on its condensed consolidated statements of comprehensive income from non-designated derivative instruments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the goodwill allocated to the Company's reportable segments as of and during the three months ended March 31, 2012 (in millions):

	PSD	SSD	Total
Balance as of January 1, 2012	$1,795.6	$2,132.5	$3,928.1
Additions due to business combinations	—	59.6	59.6
Balance as of March 31, 2012	1,795.6	2,192.1	3,987.7

The Company had no adjustments to goodwill during the three months ended March 31, 2012. The additions to goodwill during the three months ended March 31, 2012 were based on preliminary allocations of the purchase prices. There were no impairments to goodwill during the three months ended March 31, 2012, and 2011.

Purchased Intangible Assets

Changes to the Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Net
As of March 31, 2012:
Intangible assets with finite lives:
Technologies and patents	$531.2	$(410.5)	$120.7
Other	92.5	(67.5)	25.0
Total intangible assets with finite lives	623.7	(478.0)	145.7
IPR&D with indefinite lives	6.8	—	6.8
Total purchased intangible assets	$630.5	$(478.0)	$152.5

As of December 31, 2011:
Intangible assets with finite lives:
Technologies and patents	$499.5	$(404.2)	$95.3
Other	91.5	(66.5)	25.0
Total intangible assets with finite lives	591.0	(470.7)	120.3
IPR&D with indefinite lives	2.8	—	2.8
Total purchased intangible assets	$593.8	$(470.7)	$123.1

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $7.3 million and $6.7 million for the three months ended March 31, 2012 and 2011, respectively. There were no impairment charges with respect to the purchased intangible assets in the three months ended March 31, 2012, and 2011.

The purchased intangible assets balance as of March 31, 2012, includes intangible assets acquired through acquisitions completed during the first quarter of 2012. Refer to Note 3, Business Combinations, for further details.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2012 (remaining nine months)	$26.2
2013	34.7
2014	32.8
2015	24.8
2016	11.1
Thereafter	16.1
Total	$145.7

Note 9. Other Financial Information

Inventories, net

The Company's inventories are stated at the lower of standard cost or market, which approximates actual cost. Inventories, net are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet, and consist of the following (in millions):

	As of
	March 31, 2012	December 31, 2011
Inventories, net
Production materials	$77.3	$52.4
Finished goods	14.7	16.7
Total inventories, net	$92.0	$69.1

Warranties

The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the condensed consolidated balance sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Beginning balance	$28.3	$35.9
Provisions made during the period, net	8.9	15.3
Change in estimate	—	(0.8)
Actual costs incurred during the period	(7.9)	(12.1)
Ending balance	$29.3	$38.3

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Deferred Revenue

Details of the Company's deferred revenue, as reported on the condensed consolidated balance sheets, were as follows (in millions):

	As of
	March 31, 2012	December 31, 2011
Deferred product revenue:
Undelivered product commitments and other product deferrals	$286.4	$288.1
Distributor inventory and other sell-through items	114.0	134.0
Deferred gross product revenue	400.4	422.1
Deferred cost of product revenue	(118.4)	(136.9)
Deferred product revenue, net	282.0	285.2
Deferred service revenue	717.6	681.8
Total	$999.6	$967.0
Reported as:
Current	$760.6	$712.6
Long-term	239.0	254.4
Total	$999.6	$967.0

Deferred product revenue represents unrecognized revenue related to shipments to distributors that have not sold through to end-users, undelivered product commitments, and other shipments that have not met all revenue recognition criteria. Deferred product revenue is recorded net of the related costs of product revenue. Deferred service revenue represents customer payments made in advance for services, which include technical support, hardware and software maintenance, professional services, and training.

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

The Company recorded net restructuring charges of $2.0 million in the three months ended March 31, 2012, related to remaining restructuring activities from the 2011 Restructuring Plan, and recorded an adjustment of $0.3 million within restructuring in the condensed consolidated statements of comprehensive income during the three months ended March 31, 2011 in connection with the restructuring plan implemented in 2009. As of March 31, 2012, the remaining restructuring liability under the 2011 Restructuring Plan relates to severance costs to be paid out in 2012, as well as facilities-related charges under the two Restructuring Plans, which are expected to be completed by February 2015.

Restructuring charges were based on the Company's restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets. The following table provides a summary of changes in the Company’s restructuring liability (in millions):

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Remaining Liability as of December 31, 2011	Charges	Cash payments	Non-cash Settlements and Other Adjustments	Remaining Liability as of March 31, 2012
Facilities	$1.0	$(0.2)	$(0.2)	$—	$0.6
Severance, contractual commitments, and other charges	3.1	2.2	(1.7)	0.9	4.5
Total	$4.1	$2.0	$(1.9)	$0.9	$5.1

Other Expense and Income, Net

Other expense and income, net consists of the following (in millions):

	Three Months Ended
	March 31,
	2012	2011
Interest income	$2.8	$2.4
Interest expense	(14.2)	(6.5)
Other	(13.0)	(2.4)
Other (expense) income, net	$(24.4)	$(6.5)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest expense from long-term debt and customer financing arrangements. Other income and expense typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. In the three months ended March 31, 2012, the Company recognized an other-than-temporary non-cash impairment of $14.0 million, related to one of the Company's privately-held equity investments. The Company had no such charges during the three months ended March 31, 2011.

Note 10. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of
	March 31, 2012
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016	$300.0	3.12%
4.60% fixed-rate notes, due 2021	300.0	4.63%
5.95% fixed-rate notes, due 2041	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(0.9)
Total	$999.1

The effective interest rates for the notes include the interest on the notes, accretion of the discount, and amortization of issuance costs. At March 31, 2012 and December 31, 2011, the estimated fair value of the notes included in long-term debt was approximately $1,097.6 million and $1,069.8 million, respectively, based on quoted market prices (Level 1).

Customer Financing Arrangements

The Company has customer financing arrangements to sell its accounts receivable to a major third-party financing provider. The

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $120.6 million and $174.8 million during the three months ended March 31, 2012, and 2011, respectively.

The Company received cash proceeds from the financing provider of $178.5 million and $194.3 million during the three months ended March 31, 2012, and 2011, respectively. The amounts owed by the financing provider were recorded as accounts receivable on the Company’s condensed consolidated balance sheets as of March 31, 2012, and December 31, 2011, was $101.3 million and $162.9 million, respectively.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2012, and December 31, 2011, the estimated cash received from the financing provider not recognized as revenue from distributors was $40.9 million and $33.3 million, respectively.

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

The Company repurchased and retired approximately 2.4 million shares of its common stock at an average price of $21.75 per share for an aggregate purchase price of $51.6 million during the three months ended March 31, 2012 under the 2010 Stock Repurchase Program. The Company repurchased and retired approximately 4.8 million shares of its common stock at an average price of $42.14 per share for an aggregate purchase price of $200.2 million during the three months ended March 31, 2011 under the two stock repurchase programs. There were no remaining authorized funds under the 2008 Stock Repurchase Program and $162.2 million remaining authorized funds under the 2010 Stock Repurchase Program as of March 31, 2012.

Comprehensive Income Attributable to Juniper Networks

Comprehensive income attributable to Juniper Networks consists of the following (in millions):

	Three Months Ended
	March 31,
	2012	2011
Consolidated net income	$16.3	$129.7
Other comprehensive income, net of tax:
Change in unrealized gain on investments, net of tax of nil	12.3	4.4
Change in foreign currency translation adjustment, net of tax of nil	4.6	6.6
Total other comprehensive income, net of tax	16.9	11.0
Consolidated comprehensive income	33.2	140.7
Adjust for comprehensive loss attributable to noncontrolling interest, net of tax	—	0.1
Comprehensive income attributable to Juniper Networks	$33.2	$140.8

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

The 2006 Plan, adopted and approved by the Company’s stockholders in May 2006, had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. In addition, the Company’s stockholders’ approved amendments to the 2006 Plan that increased the number of shares reserved for issuance under the 2006 Plan, thereby increasing the authorized share reserve by 30.0 million shares in each of May 2010 and 2011. As of March 31, 2012, the 2006 Plan had 64.9 million shares subject to currently outstanding equity awards and 22.2 million shares available for future issuance.

In connection with past acquisitions, the Company assumed stock option and RSU awards under the stock plans of the acquired companies. The Company exchanged those awards for Juniper Networks' stock options and RSUs. As of March 31, 2012, stock options and RSUs covering approximately 1.6 million shares of common stock were outstanding under awards assumed through the Company's past acquisitions.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant. The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2012 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	38.6	$23.98
Options granted	3.0	22.93
Options canceled	(0.5)	28.48
Options exercised	(0.7)	12.67
Options expired	(0.2)	26.18
Balance at March 31, 2012	40.2	$24.02	3.7	$106.4

As of March 31, 2012:
Vested or expected-to-vest options	38.3	$23.80	3.6	$104.5
Exercisable options	27.7	$22.47	2.9	$87.7

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.88 per share as of March 31, 2012, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $6.9 million for the three months ended March 31, 2012. Total fair value of options vested for the three months ended March 31, 2012, was $27.9 million.

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

The following table summarizes the Company’s RSU and PSA activity and related information as of and for the three months ended March 31, 2012 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	19.6	$30.27
RSUs granted	6.5	22.04
RSUs assumed	0.2	22.47
PSAs granted (1)	2.2	23.22
RSUs vested	(1.6)	27.55
PSAs vested	(1.4)	15.63
RSUs canceled	(0.4)	30.20
PSAs canceled	(0.4)	31.73
Balance at March 31, 2012	24.7	$28.54	1.6	$558.3

As of March 31, 2012:
Vested and expected-to-vest RSUs and PSAs	28.8	$—	1.4	$456.5
________________________________

(1)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 0.9 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 2.2 million shares.

Shares Available for Grant

The following table presents the stock grant activity and the total number of shares available for grant under the 2006 Plan as of March 31, 2012 (in millions):

Number of Shares
Balance at January 1, 2012	41.1
RSUs and PSAs granted (1)	(18.3)
Options granted	(3.0)
RSUs and PSAs canceled (1)	1.7
Options canceled (2)	0.5
Options expired (2)	0.2
Balance at March 31, 2012	22.2
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Under the 2008 Purchase Plan, employees purchased approximately 1.7 million shares at an average per share price of $17.79 for the three months ended March 31, 2012, and 1.0 million shares at an average price of $23.89 for the three months ended March 31, 2011.

As of March 31, 2012, approximately 7.7 million shares had been issued and 4.3 million shares remained available for future issuance under the 2008 Purchase Plan.

Common Stock Reserved for Future Issuance

As of March 31, 2012, the Company had reserved an aggregate of approximately 93.0 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.

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

The weighted average assumptions used and the resulting estimates of fair value for employee stock options and the employee stock purchase plan during the three months ended March 31, 2012 and 2011 were:

	Three Months Ended March 31,
	2012	2011
Employee Stock Options:
Volatility factor	46%	41%
Risk-free interest rate	0.8%	1.7%
Expected life (years)	4.2	4.1
Dividend yield	—	—
Fair value per share	$8.51	$14.43

Employee Stock Purchase Plan:
Volatility factor	51%	33%
Risk-free interest rate	0.1%	1.8%
Expected life (years)	0.5	0.5
Dividend yield	—	—
Weighted-average fair value per share	$6.38	$9.07

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs is recorded in the following cost and expense categories for the three months ended March 31, 2012, and 2011 (in millions):

	Three Months Ended
	March 31,
	2012	2011
Cost of revenues - Product	$1.1	$1.0
Cost of revenues - Service	5.2	3.9
Research and development	25.8	22.3
Sales and marketing	21.9	13.2
General and administrative	11.0	8.6
Total	$65.0	$49.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2012	2011
Options	$17.7	$19.7
RSUs and PSAs	41.6	23.4
Assumed RSUs	0.2	—
Employee stock purchase plan	5.5	4.4
Other acquisition-related compensation	—	1.5
Total	$65.0	$49.0

As of March 31, 2012, approximately $98.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.6 years while approximately $353.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.4 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees meeting the eligibility requirements, as defined, may contribute up to the statutory limits of the year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $6.6 million and $5.1 million in the three months ended March 31, 2012 and March 31, 2011, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments, and offsetting obligations are included within accrued compensation on the condensed consolidated balance sheet. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income, net, and the offsetting compensation expense are recorded as operating expenses in the condensed consolidated results of operations. The deferred compensation liability under the NQDC plan was approximately $11.9 million and $9.3 million as of March 31, 2012, and December 31, 2011, respectively. For additional information regarding the Company's NQDC, see Note 5, Cash, Cash Equivalents, and Investments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 13. Segments

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information of the Company’s divisions. In fiscal 2012, the Company reorganized its operations into two reportable segments principally by product families: PSD and SSD. As a result of the change, product families and services were organized within the two divisions based on homogeneity of products and technology.

To provide improved visibility and comparability the Company has reclassified segment operating results for 2011 to conform with certain 2012 organizational realignments.

The Company’s PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, WANs, branch, and customer premise equipment level. The Company's PSD segment consists of routing, switching, and security/other products and services. Routing includes products and services from the E, M, MX, PTX and T Series. Switching primarily consists of products and services for EX Series and wireless local area network solutions, as well as QFabric™. Security/other includes products and services from the branch SRX, branch firewall, and J Series, as well as the network application platform, Junos® Space.

The Company's SSD segment offers solutions that meet a broad array of our customers’ priorities, from protecting the users, applications and data on the network to providing network services across a distributed infrastructure. The SSD segment primarily consists of security/other and routing products and services. Security/other includes High-End SRX services and vGW Virtual Gateways, High-End Firewall virtual private network systems and appliances, secure socket layer virtual private network appliances, intrusion detection and prevention appliances, wide area network optimization platforms, and Junos Pulse. Routing primarily consists of Routing Services Software and Mobile Applications (such as MobileNextTM).

The CODM does not allocate to its business segments certain operating expenses managed separately at the corporate level. Direct costs and operating expenses, such as standard COGS, R&D, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on factors including headcount, usage, and revenue. Corporate unallocated charges includes: sales, marketing, and G&A costs, as well as share-based compensation, amortization of purchased intangible assets, restructuring and impairment charges, gains or losses on equity investments, other net income and expense, income taxes, or certain other charges. Segment contribution margin excludes these corporate unallocated charges.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes financial information for each segment used by the CODM for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended
	March 31,
	2012	2011
Net revenues:
PSD	$824.2	$898.6
SSD	208.3	203.0
Total net revenues	1,032.5	1,101.6

Segment contribution margin:
PSD	304.7	417.1
SSD	81.9	81.1
Total segment contribution margin	386.6	498.2

Corporate unallocated expenses (1)	(263.1)	(252.4)
Amortization of purchased intangible assets (2)	(7.3)	(6.7)
Share-based compensation expense	(65.0)	(49.0)
Share-based payroll tax expense	(0.4)	(8.0)
Restructuring and other charges	(2.0)	0.3
Acquisition-related and other charges (3)	(1.1)	(5.1)
Total operating income	47.7	177.4
Other expense, net	(24.4)	(6.5)
Income before income taxes and noncontrolling interest	$23.3	$170.9
________________________________

(1)	Amount includes unallocated costs for global functions such as sales, marketing, and G&A.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.

(3)	Amount includes acquisition-related costs in operating expenses and in cost of revenues.

Depreciation expense allocated to the PSD segment was $28.2 million and $26.0 million in the three months ended March 31, 2012 and March 31, 2011, respectively. Depreciation expense allocated to the SSD segment was $7.9 million and $8.0 million in the three months ended March 31, 2012 and March 31, 2011, respectively.

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended
	March 31,
	2012	2011
Americas:
United States	$468.4	$526.0
Other	62.9	55.6
Total Americas	531.3	581.6
Europe, Middle East, and Africa	307.1	299.9
Asia Pacific	194.1	220.1
Total	$1,032.5	$1,101.6

During the three months ended March 31, 2012, Verizon Communications, Inc. accounted for 15.3% of net revenues. During the three months ended March 31, 2011, no single customer accounted for 10% or more of net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of March 31, 2012, and December 31, 2011, were attributable to U.S. operations. As of March 31, 2012, and December 31, 2011, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 80%. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14. Income Taxes

The Company recorded a tax provision of $7.0 million and $41.3 million, or effective tax rates of 30.1% and 24.1% for the three months ended March 31, 2012 and 2011, respectively.

The effective tax rates for the three months ended March 31, 2012, differ from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, partially offset by an increase in the Company's valuation allowance attributable to investment losses currently disallowed for income tax purposes. The effective rate for the period does not reflect the benefit of the federal R&D credit which expired on December 31, 2011.

The effective tax rate for the three months ended March 31, 2011, differs from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

The gross unrecognized tax benefits increased by approximately $2.9 million for the three months ended March 31, 2012. In the same period, a benefit primarily related to expiration of statutes of limitation in the amount of approximately $3.4 million, including interest and penalties, impacted the effective tax rate.

The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2004 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of March 31, 2012.

In 2011, as part of the 2005 and 2006 IRS audit, the Company received a proposed adjustment related to its intercompany R&D cost sharing arrangement for the license of intangibles acquired in 2005. In 2009, as part of the 2004 IRS audit, the Company received a similar proposed adjustment related to the license of intangibles acquired in 2004.

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

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $2.7 million within the next twelve months due to lapses of applicable statutes of limitation in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Note 15. Commitments and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of March 31, 2012 (in millions):

	Total	2012	2013	2014	2015	2016	Thereafter	Other
Operating leases	$293.3	$42.9	$47.0	$41.3	$34.8	$26.9	$100.4	$—
Purchase commitments	136.4	136.4	—	—	—	—	—	—
Tax liabilities	111.4	—	—	—	—	—	—	111.4
Long-term debt	1,000.0	—	—	—	—	300.0	700.0	—
Interest payment on long-term debt	849.7	23.5	46.9	46.9	46.9	41.9	643.6	—
Other contractual obligations	90.8	81.0	4.8	3.0	2.0	—	—	—
Total	$2,481.6	$283.8	$98.7	$91.2	$83.7	$368.8	$1,444.0	$111.4

Operating Leases

The Company leases its facilities under operating leases that expire at various times, the longest of which expires on November 30, 2022. Future minimum payments under the non-cancelable operating leases totaled $293.3 million as of March 31, 2012. Rent expense was $15.7 million and $14.8 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of March 31, 2012, there were NCNR component orders placed by the contract manufacturers with a value of $136.4 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of March 31, 2012, the Company had accrued $15.6 million based on its estimate of such charges.

Tax Liabilities

As of March 31, 2012, the Company had $111.4 million included in long-term liabilities in the condensed consolidated balance sheet for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the additional $111.4 million in liability due to uncertainties in the timing of tax audit outcomes.

Long-Term Debt and Interest Payment on Long-Term Debt

As of March 31, 2012, the Company held long-term debt with a carrying value of $999.1 million. Of these notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at 5.95%. Interest on the notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of March 31, 2012, other contractual obligations primarily consisted of $29.2 million in indemnity-related and service related escrows, required by certain acquisitions completed in 2005 and 2010, $47.6 million in campus build-out obligations, and other miscellaneous commitments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of March 31, 2012, and December 31, 2011, the Company had $19.3 million and $19.9 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

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

2011 Federal Securities Class Action

On August 15, 2011, a purported securities class action lawsuit, captioned City of Royal Oak Retirement System v. Juniper Networks, Inc., et al., Case No. 11-cv-04003-LHK, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's business and prospects. On January 9, 2012 the Court appointed City of Omaha Police and Fire Retirement System and City of Bristol Pension Fund as lead plaintiff. Lead plaintiff filed an amended complaint on February 13, 2012. The amended complaint alleges that defendants made false and misleading statements about Juniper's business and future prospects, and failed to adequately disclose the impact of certain changes in accounting rules. The amended complaint purports to assert claims for violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased or otherwise acquired Juniper's common stock between July 20, 2010 and July 26, 2011, inclusive. On March 14, 2012, Defendants filed motions to dismiss. Plaintiffs filed their opposition to the motions on April 13, 2012. The motions are scheduled to be heard by the Court on July 19, 2012.

2011 California State Derivative Lawsuits

Between August 22 and September 9, 2011, four purported shareholder derivative actions were filed in the Superior Court of the State of California, County of Santa Clara, naming certain of the Company's officers and directors as defendants. The Company is named only as a nominal defendant in the actions. The actions were consolidated as In re Juniper Networks, Inc. Shareholder Litigation, Case No. 1-11-CV-207701 (Lead Case), by order dated September 12, 2011. The complaints are generally based upon the disclosures and alleged omissions challenged in the securities class action. The complaints purport to assert claims against the defendants for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs. On March 8, 2012, the Company filed a motion to stay the action until resolution of the federal securities class action discussed above, and also filed a demurrer seeking to dismiss the action for the reason that plaintiffs lack standing. The plaintiffs filed oppositions to both motions on April 5, 2012. The motions are scheduled to be heard by the Court on July 27, 2012.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

IRS Notices of Proposed Adjustments

In 2011, as a result of its audit of the Company's U.S. federal income tax returns for the 2005 and 2006 fiscal years, the IRS issued a Preliminary Notice of Deficiency (“PNOD”) regarding the Company's transfer pricing transactions under its intercompany R&D cost sharing arrangement related to the license of intangibles acquired in 2005. The asserted changes would affect the Company's income tax liabilities for tax years subsequent to 2004. Because of the PNOD, the estimated incremental tax liabilities for all relative tax years would be approximately $92 million, excluding interest and penalties. The Company has filed a protest to the proposed deficiency with the IRS.

In 2009, the Company received a PNOD from the IRS claiming that the Company owes additional taxes, plus interest and possible penalties, for the 2004 tax year based on a transfer pricing transaction related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. The asserted changes to the Company's 2004 tax year would affect the Company's income tax liabilities in tax years subsequent to 2003. In addition, the Company has not reached a final resolution with the IRS on an adjustment the IRS proposed for the 1999 and 2000 tax years. Because of the PNOD, the estimated incremental tax liability would be approximately $807 million, excluding interest and penalties. The Company has filed a protest to the PNOD, which is under review by the Appeals Division of the IRS.

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

Note 16. Subsequent Event

Stock Repurchases

Subsequent to March 31, 2012, through the filing of this report, the Company repurchased 2.2 million shares of its common stock, for $44.0 million at an average purchase price of $20.09 per share, under its 2010 Stock Repurchase Program. Repurchases of 2.0 million shares were settled prior to the filing of this report and the remaining shares will be settled after the filing date. The Company's 2010 Stock Repurchase Program had remaining authorized funds of $122.2 million as of the filing date. Purchases under the Company's 2010 Stock Repurchase Program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” "Juniper," or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the SEC, specifically our most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included in Part 1, Item I, of this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors, including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our accounting policies and estimates, see Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2011, and in the section entitled “Critical Accounting Policies and Estimates” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.

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

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services that together provide our customers with a high-performance network infrastructure built on simplicity, security, openness, and scale. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our core competencies in hardware systems, silicon design, network architecture, and our open cross-network software platform are helping customers achieve unmatched performance, greater choice and flexibility while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Beginning in the first quarter of 2012, we aligned our organization structure to focus on our platform and software strategy, which resulted in two business segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, wireless local area network ("WLAN"), branch, and customer premise equipment level. Our SSD segment offers solutions that address a broad array of our customers' priorities, from protecting the users, applications, and data on the network to providing network services across a distributed infrastructure. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers.

Over the past three years we have aligned our organization around a common vision for the new network and the organizational structure we have in place will effectively drive our innovative portfolio and support our customers' next-generation network requirements. Together, our high-performance product and service offerings help our customers to convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, increased performance, reliability, and security to end-users. We remain dedicated to uncovering new ideas and innovations that will serve the exponential demands of the networked world and we will continue to build solutions that center on simplification, automation, and open innovation.

We saw traction with our new product offerings during the first quarter of 2012, including our QFabric (“QFX”) solutions, T4000 Core Routers, and PTX Series Packet Transport switches. Additionally, in the first quarter of 2012, Juniper announced the new ACX Series router, which extends network intelligence closer to the subscriber and features an open, standards-based management system with SDK-enabled programmability to enable rapid third party innovation. We expect to begin shipping ACX Series routers in the second half of 2012.
In the first quarter of 2012, we continued to experience an uncertain global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to be cautious with their capital spending in the near term. Nevertheless, we believe the underlying fundamentals of our business remain intact and we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing. As part of that strategy, we extended our security portfolio with an intrusion deception system capable of detecting an attacker before an attack is in process through the acquisition of a privately-held company, Mykonos Software, Inc. ("Mykonos"), in February 2012.

Financial Results Overview

Our financial highlights for the three months ended March 31, 2012, and 2011 are as follows (in millions, except per share amounts and percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	%Change
Net revenues	$1,032.5	$1,101.6	$(69.1)	(6)%

Operating income	$47.7	$177.4	$(129.7)	(73)%
Percentage of net revenues	4.6%	16.1%
Net income attributable to Juniper Networks	$16.3	$129.8	$(113.5)	(87)%
Percentage of net revenues	1.6%	11.8%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.03	$0.24	$(0.21)	(88)%
Diluted	$0.03	$0.24	$(0.21)	(88)%

Operating Cash Flows	$102.3	$239.7	$(137.4)	(57)%
Book-to-bill	<1	<1

•
Net Revenues: Our net revenues decreased in Americas and APAC, offset by a slight increase in EMEA. In addition, revenue decreased in both service provider and enterprise markets for the three months ended March 31, 2012, compared to the same periods in 2011. These decreases were primarily due to decreased sales of our T, M, and MX Series routers, partially offset by the increase in sales of our High-End SRX products, EX Series, and QFX Series switching products.

•
Operating Income: Our operating income decreased as a percentage of revenues in the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower net revenue, gross margin, as well as increased expenses attributable to our investments in Sales and Marketing and Research and Development ("R&D") as we continue to increase sales coverage for our new products and invest in our innovative portfolio.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stockholders: The decrease in net income attributable to Juniper Networks in the three months ended March 31, 2012, compared to the same period in 2011, reflects the lower operating income discussed above, and the impairment of a privately-held investment that we judged to be other-than-temporary during the first quarter of 2012.

•
Operating Cash Flows: Operating cash flows decreased in the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower net income and cash collections, timing of payments to our vendors, and interest payment on our debt obligations.

•
Deferred Revenue: Total deferred revenue increased by $32.6 million to $999.6 million as of March 31, 2012, compared to $967.0 million as of December 31, 2011, due to an increase in deferred service revenue driven by service contract renewals, partially offset by a decrease in deferred product revenue.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 2.4 million shares of our common stock on the open market at an average price of $21.75 per share for an aggregate purchase price of $51.6 million during the three months ended March 31, 2012.

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

During the three months ended March 31, 2012, there were no significant changes to our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, for a complete discussion of our critical accounting policies and estimates.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net revenues:
Product	$771.9	$877.4	$(105.5)	(12)%
Percentage of net revenues	74.8%	79.6%
Service	260.6	224.2	36.4	16%
Percentage of net revenues	25.2%	20.4%
Total net revenues	$1,032.5	$1,101.6	$(69.1)	(6)%

The decrease in product revenues in the three months ended March 31, 2012, was primarily the result of a decline in sales of our T, M and MX Series routers, partially offset by an increase in our High-End SRX products, EX Series, and QFX Series switches. The decrease was primarily due to the overall weakness in the service provider and enterprise markets during the first quarter of 2012 attributable to the timing of capital expenditures by our customers. In the three months ended March 31, 2012, the increase in service revenue was primarily driven by strong contract renewals.

Net Revenues by Market and Customer

The following table presents the total net revenues by market (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Service Provider	$685.6	$742.2	$(56.6)	(8)%
Percentage of net revenues	66.4%	67.4%
Enterprise	346.9	359.4	(12.5)	(3)%
Percentage of net revenues	33.6%	32.6%
Total	$1,032.5	$1,101.6	$(69.1)	(6)%

We sell our high-performance network products and service offerings from our PSD and SSD segments to two primary markets: service provider and enterprise. Determination of which market a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline, wireless, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market generally comprises businesses; federal, state, and local governments; and research and education institutions.

Net revenue from sales to the service provider market in the three months ended March 31, 2012, decreased compared to the same period in 2011, primarily due to reduced routing purchases by some of our international and content service providers.

We also experienced a decrease in revenues from the enterprise market during the three months ended March 31, 2012, compared to the same period in 2011, resulting from decreased sales of our branch Firewall products and MX Series routers, partially offset by increased sale in our EX Series switches.

In the three months ended March 31, 2012, Verizon Communications, Inc. accounted for 15.3% of our net revenues. In the three months ended March 31, 2011, no single customer accounted for 10% or more of our net revenues.

Net Revenues by Geographic Region

The following table presents the total net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Americas:
United States	$468.4	$526.0	$(57.6)	(11)%
Other	62.9	55.6	7.3	13%
Total Americas	531.3	581.6	(50.3)	(9)%
Percentage of net revenues	51.5%	52.7%
Europe, Middle East, and Africa	307.1	299.9	7.2	2%
Percentage of net revenues	29.7%	27.2%
Asia Pacific	194.1	220.1	(26.0)	(12)%
Percentage of net revenues	18.8%	20.1%
Total	$1,032.5	$1,101.6	$(69.1)	(6)%

Net revenue in the Americas decreased in the three months ended March 31, 2012, compared to the same periods in 2011, primarily due to decreased sales to certain content service providers in the United States. The decrease was primarily due to lower sales of our T, MX, and M Series routers in the three months ended March 31, 2012.

The increase in EMEA net revenues during the three months ended March 31, 2012, were primarily due to increased sales in Eastern Europe, and to a lesser extent, Finland and UAE. We continued to see traction in revenue growth from a top service provider in Eastern Europe, which span a broad range of our product portfolio.

The decrease in net revenues in APAC in the three months ended March 31, 2012, compared to the same period in 2011, was due to decrease in both service provider and enterprise demand for our T and MX Series routers in the three months ended March 31, 2012. The decrease was primarily due to a large service provider deployment in Japan in the three months ended March 31, 2011.
Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Gross margin:
Product gross margin	$491.3	$611.7	$(120.4)	(20)%
Percentage of product revenues	63.6%	69.7%
Service gross margin	142.8	124.2	18.6	15%
Percentage of service revenues	54.8%	55.4%
Total gross margin	$634.1	$735.9	$(101.8)	(14)%
Percentage of net revenues	61.4%	66.8%

Product gross margin percentage decreased in the three months ended March 31, 2012, compared to the same periods in 2011, primarily due to the shift in product mix to lower margin products, geographical mix, as well as inventory related costs. Service gross margin percentage decreased primarily due to higher material and repair costs for fulfillment of our service contract obligations.

Operating Expenses

The following table presents operating expenses and operating expenses as a percentage of net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Research and development	$269.6	$262.0	$7.6	3%
Percentage of net revenues	26.1%	23.8%
Sales and marketing	257.7	246.3	11.4	5%
Percentage of net revenues	25.0%	22.4%
General and administrative	54.7	44.9	9.8	22%
Percentage of net revenues	5.3%	4.1%
Amortization of purchased intangible assets	1.2	1.5	(0.3)	(20)%
Percentage of net revenues	0.1%	0.1%
Restructuring	2.0	(0.3)	2.3	N/M
Percentage of net revenues	0.2%	—%
Acquisition-related and other charges	1.1	4.1	(3.0)	(73)%
Percentage of net revenues	0.1%	0.3%
Total operating expenses	$586.3	$558.5	$27.8	5%
Percentage of net revenues	56.8%	50.7%
________________________
N/M = not meaningful

R&D expense increased in the three months ended March 31, 2012, compared to the same periods in 2011, was primarily due to increase personnel expenses as well as a slight increase in engineering headcount by 0.6% from 4,175 as of March 31, 2011, to 4,202 employees as of March 31, 2012, as we continue to invest in new product innovation and expansion of our product portfolio.

Sales and marketing expenses increased in the three months ended March 31, 2012, compared to the same periods in 2011, primarily due to an increase in personnel related expenses, partially offset by lower commission during the first quarter of 2012.

General and administrative expenses increased in the three months ended March 31, 2012, compared to the same periods in 2011, primarily due to an increase of outside professional services, which include legal and consulting fees, and to a lesser extent, personnel related expenses.

Amortization of purchased intangible assets was relatively flat in the three months ended March 31, 2012, compared to the same periods in 2011, primarily due to certain intangible assets which were fully amortized in 2011, partially offset by the addition of intangible assets from acquisitions completed in the first quarter of 2012. Acquisition-related charges were lower in the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily to due higher acquisition related costs for our acquisitions completed during the fourth quarter of 2010 and in the first quarter of 2011. See Note 3, Business Combinations, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion of these acquisitions.

We incurred $2.0 million of net restructuring charges in the three months ended March 31, 2012, as we continued to execute our 2011 Restructuring Plan, which was implemented in the third quarter of 2011 to better align our business operations with macroeconomic and other market conditions. These restructuring charges were primarily related to workforce reductions, and to a lesser extent contract terminations. As we complete the alignment next quarter, we may incur additional severance and facility costs, ranging from $6 million to $10 million in the aggregate.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Cost of revenues - Product	$1.1	$1.0	$0.1	10%
Cost of revenues - Service	5.2	3.9	1.3	33%
Research and development	25.8	22.3	3.5	16%
Sales and marketing	21.9	13.2	8.7	66%
General and administrative	11.0	8.6	2.4	28%
Total	$65.0	$49.0	$16.0	33%

Share-based compensation expense increased in the three months ended March 31, 2012, compared to the same periods in 2011, primarily due to the increase in awards granted.

Effect of Foreign Currency

The change in operating expenses, including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 1% in the three months ended March 31, 2012 and was immaterial for the three months ended March 31, 2011.

Other Income and Expense, Net and Income Tax Provision

The following table presents other income and expense, net and income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Interest income	$2.8	$2.4	$0.4	17%
Interest expense	(14.2)	(6.5)	(7.7)	N/M
Other	(13.0)	(2.4)	(10.6)	N/M
Total other (expense) income, net	$(24.4)	$(6.5)	$(17.9)	N/M
Percentage of net revenues	(2.4)%	(0.6)%

Income tax provision	$7.0	$41.3	$(34.3)	(83)%
Effective tax rate	30.1%	24.1%

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense, primarily consisting of interest on debt outstanding, increased in the three months ended March 31, 2012, compared to the same periods in 2011, primarily due to the issuance of our debt near the end of the first quarter of 2011. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. In comparison to the three months ended March 31, 2011, the increase in other was primarily due to an other-than-temporary non-cash impairment on a privately-held equity investment of $14.0 million recorded in the three months ended March 31, 2012.

The effective tax rate for the three months ended March 31, 2012, differs from the federal statutory rate of 35%, primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, partially offset by an increase in the Company's valuation allowance attributable to investment losses currently disallowed for income tax purposes. The effective rate for the period does not reflect the benefit of the federal R&D credit which expired on December 31, 2011.

The effective tax rate for the three months ended March 31, 2011 differs from the federal statutory rate of 35%  primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

For a further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Segment Information

For a description of the products and services for each segment, See Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

Platform Systems Division:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions except percentages)
PSD segment revenues:
PSD product revenues:
Routers	$457.6	$582.8	$(125.2)	(21)%
Switches	123.5	100.6	22.9	23%
Security/other	46.3	51.4	(5.1)	(10)%
Total PSD product revenues	$627.4	$734.8	$(107.5)	(15)%
PSD service revenues	196.8	163.8	33.0	20%
Total PSD revenues	824.2	898.6	(74.4)	(8)%

PSD contribution margin (1)	304.7	417.1	(112.4)	(27)%
Percentage of PSD revenues	37.0%	46.4%
_______________________________

(1)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

During the three months ended March 31, 2012, PSD product revenues decreased compared to the same period in 2011, due to lower spending by some of our international and content service provider customers in the APAC and Americas regions, partially offset by continued demand for our switching products. The decreased was attributable to the decline in sales of our T, M, and MX Series routers, partially offset by the increase in sale of our EX Series and QFX Series switching products.

During the three months ended March 31, 2012, PSD service revenues increased compared to the same period in 2011. The increase was mainly attributable to stronger contract renewal on support services during the first quarter of 2012.

PSD contribution margin as a percent of PSD revenues decreased in the three months ended March 31, 2012, compared to the same period in 2011 due to the decline in revenues and to a lesser extent, product and geographical mix, and higher R&D expenses.

Software Solutions Divisions:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions except percentages)
SSD segment revenues:
SSD product revenues:
Security/other	$122.7	$116.6	$6.1	5%
Routing	$21.8	$26.0	$(4.2)	(16)%
Total SSD product revenues	$144.5	$142.6	$1.9	1%
SSD service revenues	63.8	60.4	3.4	6%
Total SSD revenues	208.3	203.0	5.3	3%

SSD contribution margin (1)	81.9	81.1	0.7	1%
Percentage of SSD revenues	39.3%	40.0%
_______________________________

(1)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Form 10-Q.

During the three months ended March 31, 2012, SSD product revenues was relatively flat compared to the same period in 2011. High-End SRX products revenue remained strong driven by service provider demand. This was partially offset by the decline in sales of our High-End Firewall and Pulse products.

During the three months ended March 31, 2012, SSD service revenues increased compared to the same period in 2011. The increase was mainly attributed to stronger contract renewal on support services during the period.

SSD contribution margin as a percent of SSD revenues decreased slightly in the three months ended March 31, 2012, compared to the same period in 2011. The decrease was attributable to increasing our R&D spend, to continue to expand our product portfolio, at a higher rate than our revenues.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of long-term debt. The following table shows our capital resources (in millions, except percentages and days sales outstanding):

	March 31, 2012	December 31, 2011	Change	% Change
Working capital	$2,870.3	$2,973.0	$(102.7)	(3)%
Deferred revenue	999.6	967.0	32.6	3%
Days sales outstanding ("DSO")	39	46	(7)	(15)%

Cash and cash equivalents	$2,913.1	$2,910.4	$2.7	—%
Short-term investments	517.4	641.3	(123.9)	(19)%
Long-term investments	785.3	740.7	44.6	6%
Total cash, cash equivalents and investments	4,215.8	4,292.4	(76.6)	(2)%
Long-term debt	999.1	999.0	0.1	—%
Net cash, cash equivalents, and investments	$3,216.7	$3,293.4	$(76.7)	(2)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $102.7 million in the three months ended March 31, 2012, primarily due to cash payments for acquisitions completed during the first quarter of 2012 and repurchases of our outstanding common stock.

DSO as of March 31, 2012 decreased by 7 days, or 15% comparing to December 31, 2011. The decrease was primarily due to improvement in overall shipment linearity.

Summary of Cash Flows

In the three months ended March 31, 2012, cash and cash equivalents increased by $2.7 million. This increase was the result of cash generated by our operating of $102.3 million, offset by cash used in investing and financing activities of $93.3 million and $6.3 million, respectively.

Operating Activities

Cash flows from operations in the three months ended March 31, 2012, was $102.3 million compared to $239.7 million for the same period in 2011. The decrease of $137.4 million was primarily due to lower net income and cash collections, timing of payments to our vendors, and interest payment on our debt obligation. The decrease is also attributable to the increase of our inventory purchases.

Investing Activities

For the three months ended March 31, 2012, net cash used in investing activities was $93.3 million compared to $209.2 million in the three months ended March 31, 2011. The change was primarily due to higher spending on acquisitions and property and equipment in the three months ended March 31, 2012, as compared to the same period a year ago, partially offset by higher proceeds from sales and maturities, net of purchases, of our investments.

Financing Activities

Net cash used in financing activities was $6.3 million for the three months ended March 31, 2012 compared to net cash generated in financing activities of $1,102.1 million for the same period in 2011. The change was primarily due to the issuance of our long-term debt on March 5, 2011, and to a lesser extent, cash proceeds from common stock issued to our employees during the first quarter of 2012. These changes were partially offset by lower share repurchases of our common stock in the first quarter of 2012 in comparison to the first quarter of 2011. For further discussion of our long-term debt, see Note 10, Long-Term Debt and Financing, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We repurchased and retired approximately 2.4 million shares of our common stock at an average price of $21.75 per share for an aggregate purchase price of $51.6 million during the three months ended March 31, 2012 under our 2010 Stock Repurchase Program. As of March 31, 2012, there were no remaining authorized funds under the 2008 Stock Repurchase Program and $162.2 million remaining authorized funds under the 2010 Stock Repurchase Program.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	March 31, 2012	December 31, 2011
Deferred product revenue:
Undelivered product commitments and other product deferrals	$286.4	$288.1
Distributor inventory and other sell-through items	114.0	134.0
Deferred gross product revenue	400.4	422.1
Deferred cost of product revenue	(118.4)	(136.9)
Deferred product revenue, net	282.0	285.2
Deferred service revenue	717.6	681.8
Total	$999.6	$967.0

Deferred gross product revenue as of March 31, 2012, decreased $21.7 million compared to December 31, 2011, primarily due to the release of several large product commitments delivered during the three months ended March 31, 2012. Total deferred service revenue increased $35.8 million compared to December 31, 2011, primarily due to an increase in new service contracts and renewal of existing contracts.

Contractual Obligations

There have been no significant changes during the three months ended March 31, 2012, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The summary of our long-term debt obligations and related interest are presented as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-term debt	$1,000.0	$—	$—	$300.0	$700.0	$—
Interest payment on long-term debt	849.7	46.9	93.8	84.1	624.9	—

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under the 2010 Stock Repurchase Program, our liquidity may be impacted. As of March 31, 2012, 51% of our cash and investment balances are held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2010, we filed a $1.5 billion shelf registration statement with the SEC. In March 2011, we issued notes in the amount of $1.0 billion under the shelf registration statement. Therefore, while we have no current plans to do so, we may issue up to

$500 million in additional securities under the shelf registration statement. The shelf registration statement is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any additional offerings of securities under the shelf registration statement will be made pursuant to a prospectus.

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for fiscal year 2012 is to target the number of shares underlying equity awards granted on an annual basis at 2.75% or less of our common stock outstanding. Based upon shares underlying our grants to date of options, RSUs, and PSAs (counting only the on-target measure of such PSAs), we believe we are on track with respect to this goal for 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2011. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of these factors, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below the expectations of securities analysts or investors, in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, concerns over the sovereign debt situation in certain countries in the European Union, as well as continued turmoil in the geopolitical environment in many parts of the world, may continue to put pressure on global economic conditions, which could lead to reduced demand for our products and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

A limited number of our customers comprise a significant portion of our revenues and any decrease in revenues from these customers could have an adverse effect on our net revenues and operating results.

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 15% of our net revenues in the first quarter of 2012. Changes in the business requirements, vendor selection, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, the acquisitions of Global Crossing by Level 3 Communications and Qwest Communications by CenturyLink) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may suspend or indefinitely reduce their purchases of our products or other unforeseen consequences could harm our business, financial condition, and results of operations.

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

Competition is intense in the markets that we address. The PSD market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade, Extreme Networks, Hewlett Packard Company, and Huawei. In the SSD market, we face intense competition from a broader group of companies such as Check Point, Cisco, F5 Networks, Palo Alto Networks, and Riverbed. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

We expect our gross margins to vary over time, and the level of product gross margins achieved by us in recent years may not be sustainable.

We expect our product gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer and product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures.

If we receive product orders late in a quarter, we may be unable to recognize revenue for these orders in the same period, which could adversely affect our quarterly revenues.

Generally, our PSD products are not stocked by distributors or resellers due to their cost and complexity and configurations required by our customers, and we generally build such products as orders are received. In recent years, the volume of orders received late in any given fiscal quarter has generally continued to increase but remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to build, ship, and recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter. Additionally, we determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

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

Further, in order to develop and expand our distribution channel, we must continue to offer attractive channel programs to potential partners and scale and improve our processes and procedures that support the channel. As a result, our programs, processes and procedures may become increasingly complex and inherently difficult to manage. We have previously entered into OEM agreements with partners pursuant to which they rebrand and resell our products as part of their product portfolios. These types of relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the programs, processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.

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

Telecommunications service provider companies and other large companies, because of their size, generally have greater purchasing power and, accordingly, have requested and received more favorable terms from others, which often translate into more onerous terms and conditions from us. Recently, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

For example, customers in this class have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may require us to defer revenue recognition from such sales, which may negatively affect our business, financial condition, and results of operations.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

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

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including Juniper Networks, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, Juniper Networks' information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks.

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

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service or content providers. Regulations governing the range of services and business models that can be offered by service providers or content providers could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission has issued regulations governing aspects of fixed broadband networks and wireless networks; these regulations might impact service provider and content provider business models and as such, providers' needs for Internet telecommunications equipment and services. In addition, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, which can affect the market and requirements for networking and security equipment.

In addition, environmental regulations relevant to electronic equipment manufacturing or operations may impact our business and financial condition adversely. For instance, the European Union has adopted WEEE and ROHS regulations, which require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, and REACH regulations, which regulate handling of certain chemical substances that may be used in our products. In addition, some governments have regulations prohibiting government entities from purchasing security products that do not meet specified indigenous certification criteria, even though those criteria may be in conflict with accepted international standards. Similar regulations are in effect or under consideration in several jurisdictions where we do business.

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

Certain of our products contain or use encryption technology. The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export, among other things, encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, or the escrow and governmental recovery of private encryption keys. For example, Russia and China recently have implemented new requirements relating to products containing encryption and India has imposed special warranty and other obligations associated with technology deemed critical. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

If we do not successfully anticipate technological shifts, market needs and opportunities, and develop products and product enhancements that meet those technological shifts, needs and opportunities, or if those products are not made available in a timely manner or do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products or product enhancements to meet such technological shifts, needs or opportunities in a timely manner or at all. If we fail to anticipate market requirements or fail to develop and introduce new products or product enhancements to meet those needs in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance.

For example, in connection with the acquisitions of Altor and Trapeze in 2010, we are now offering a virtualization security product and a WLAN product. Additionally, in 2011, we announced our new data center product, the QFabric™ solution, our mobility solutions with our MobileNextTM software and our Converged Supercore product, which converges the optical and packet layers of the network. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. Finally, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

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

Our future effective tax rates could be volatile and maybe adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; tax effects of share-based compensation; costs related to intercompany restructurings; or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

From time to time, we receive preliminary notices of deficiency or notices of proposed adjustments from the IRS claiming that we owe additional taxes, plus interest and possible penalties. For example, we received a preliminary notice of deficiency in 2011 and one in 2009 for prior tax years based on transfer pricing transactions related to the license of acquired intangibles under an intercompany R&D cost sharing arrangement. As a result of the preliminary notices of deficiency received in 2011 and 2009, the incremental tax liability would be approximately $92.0 million and $807.0 million, excluding interest and penalties, respectively. We believe the IRS' position with regard to these matters is inconsistent with applicable tax laws, judicial precedent and existing Treasury regulations, and that our previously reported income tax provisions for the years in question are appropriate. However, there can be no assurance that these matters will be resolved in our favor. Regardless of whether these matters are resolved in our favor, the final resolution of these matters could be expensive and time-consuming to defend and/or settle. While we believe we have provided adequately for these matters, there is a possibility that an adverse outcome of these matters individually or in the aggregate could have a material effect on our results of operations and financial condition.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. Each of these factors could adversely affect our business, financial condition, and results of operations.

Upgrades to key internal systems and processes, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We previously initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning (“ERP”) system. In the first quarter of 2010, we implemented a major upgrade of our CRM system. In 2012 and 2013, we expect to implement major changes to our ERP system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions. In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business as we have in the 2011 fiscal year and in the first quarter of 2012. Conversely, during 2009, in response to downward trending industry and market conditions, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in February 2012, we acquired Mykonos, and in 2010 we acquired Altor, Trapeze, SMobile, and Ankeena. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. As of March 31, 2012, our goodwill was $3,987.7 million. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet for the SLT operating segment, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

Our products are highly technical and if they contain undetected errors or do not meet customer quality expectations, our business could be adversely affected, and we may be subject to lawsuits or be required to pay damages in connection with any alleged or actual failure of our products and services.

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

At March 31, 2012, we had $2,913.1 million in cash and cash equivalents and $1,302.7 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes.

In March 2011, we issued senior unsecured notes for an aggregate principle amount of $1.0 billion (see discussion in Note 10, Long-Term Debt and Financing, in the Notes to Condensed Consolidated Financial Statements). We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the senior notes. However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the senior notes) or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2012	—	$—	—	$213,834,490
February 1 - February 29, 2012	2,560,725	21.90	2,373,229	162,225,622
March 1 - March 31, 2012	—	—	—	162,225,622
Total	2,560,725	$21.90	2,373,229
________________________________

(1)
Shares were repurchased under the stock repurchase program approved by the Board in February 2010 (the “2010 Stock Repurchase Program”), which authorized the Company to purchase up to an additional $1.0 billion of the Company's common stock. Future share repurchases under the Company's 2010 Stock Repurchase Program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. As of March 31, 2012, the 2010 Stock Repurchase Program had $162,225,622 remaining authorized funds available for future stock repurchases.

(2)
Amounts include repurchases under the Company's stock repurchase program and repurchases of the Company's common stock from its employees in connection with net issuance of shares to satisfy the employee tax withholding obligations for the vesting of certain restricted stock units and performance share awards. We repurchased an immaterial amount of shares of common stock from our employees in connection with net issuances during the three months ended March 31, 2012. All shares of common stock that have been repurchased under the Company's stock repurchase programs and from its employees in connection with net issuances have been retired.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012)

10.1
Description of 2012 Executive Annual Incentive Plan (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2012)

10.2	Form of Severance Agreement for Certain Officers first used in April 2012*

10.3	Form of Change of Control Agreement for Certain Officers first used in April 2012*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

May 9, 2012	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 9, 2012	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012)

10.1
Description of 2012 Executive Annual Incentive Plan (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2012)

10.2	Form of Severance Agreement for Certain Officers first used in April 2012*

10.3	Form of Change of Control Agreement for Certain Officers first used in April 2012*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.