Form 10-Q
period 2012-06-30
JUNIPER NETWORKS INC
filed 2012-08-08
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to_________

Commission file number: 001-34501

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were approximately 526,587,746 shares of the Company's Common Stock, par value $0.00001, outstanding as of July 31, 2012.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Product	$804,662	$891,428	$1,576,535	$1,768,868
Service	269,097	229,116	529,722	453,288
Total net revenues	1,073,759	1,120,544	2,106,257	2,222,156
Cost of revenues:
Product	292,589	292,391	573,218	558,137
Service	113,297	105,987	231,111	205,968
Total cost of revenues	405,886	398,378	804,329	764,105
Gross margin	667,873	722,166	1,301,928	1,458,051
Operating expenses:
Research and development	268,734	257,250	538,336	519,229
Sales and marketing	259,455	246,635	517,174	492,926
General and administrative	48,775	44,260	103,441	89,184
Amortization of purchased intangible assets	1,236	1,332	2,414	2,876
Restructuring	3,161	(916)	5,200	(1,263)
Acquisition-related	(206)	2,685	936	6,786
Total operating expenses	581,155	551,246	1,167,501	1,109,738
Operating income	86,718	170,920	134,427	348,313
Other income (expense), net	2,770	(13,688)	(21,661)	(20,150)
Income before income taxes and noncontrolling interest	89,488	157,232	112,766	328,163
Income tax provision	31,769	41,714	38,777	82,985
Consolidated net income	57,719	115,518	73,989	245,178
Adjust for net loss attributable to noncontrolling interest	—	42	—	132
Net income attributable to Juniper Networks	$57,719	$115,560	$73,989	$245,310

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.11	$0.22	$0.14	$0.46
Diluted	$0.11	$0.21	$0.14	$0.45
Shares used in computing net income per share:
Basic	527,756	532,909	527,989	531,827
Diluted	531,755	546,452	533,753	547,729

Comprehensive income	$50,069	$116,584	$83,217	$257,331

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,044,310	$2,910,420
Short-term investments	394,507	641,323
Accounts receivable, net of allowances	406,756	577,386
Deferred tax assets, net	177,412	154,310
Prepaid expenses and other current assets	206,771	156,222
Total current assets	4,229,756	4,439,661
Property and equipment, net	711,953	598,581
Long-term investments	832,966	740,659
Restricted cash and investments	82,002	78,307
Purchased intangible assets, net	143,774	123,114
Goodwill	3,987,707	3,928,144
Other long-term assets	58,123	75,354
Total assets	$10,046,281	$9,983,820
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$199,563	$324,843
Accrued compensation	245,331	223,018
Accrued warranty	29,776	28,276
Deferred revenue	773,275	712,663
Income taxes payable	24,942	12,545
Other accrued liabilities	180,377	165,358
Total current liabilities	1,453,264	1,466,703
Long-term debt	999,108	999,034
Long-term deferred revenue	219,617	254,364
Long-term income taxes payable	108,178	108,471
Other long-term liabilities	57,191	65,590
Commitments and contingencies
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 526,122 shares and 526,409 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	10,154,457	10,079,169
Accumulated other comprehensive loss	(8,362)	(17,590)
Accumulated deficit	(2,937,653)	(2,972,402)
Total Juniper Networks stockholders' equity	7,208,447	7,089,182
Noncontrolling interest	476	476
Total stockholders' equity	7,208,923	7,089,658
Total liabilities and stockholders' equity	$10,046,281	$9,983,820

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$73,989	$245,178
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	89,827	82,649
Non-cash portion of share-based compensation	126,887	106,243
Deferred income taxes	(23,102)	8,677
Gain on investments, net	(787)	—
Excess tax benefits from share-based compensation	(6,770)	(43,331)
Amortization of debt issuance costs	472	273
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	170,694	107,982
Prepaid expenses and other assets	(46,470)	6,408
Accounts payable	(137,562)	(34,051)
Accrued compensation	21,347	(38,756)
Income taxes payable	17,186	51,220
Other accrued liabilities	2,754	19,670
Deferred revenue	25,865	45,795
Net cash provided by operating activities	314,330	557,957
Cash flows from investing activities:
Purchases of property and equipment	(169,713)	(115,941)
Purchases of trading investments	(3,120)	(3,127)
Purchases of available-for-sale investments	(614,842)	(1,293,670)
Proceeds from sales of available-for-sale investments	399,642	685,258
Proceeds from maturities of available-for-sale investments	371,635	238,000
Payments for business acquisitions, net of cash and cash equivalents acquired	(90,487)	(31,073)
Proceeds from sales of privately-held investments	19,839	259
Purchases of privately-held investments	(6,123)	(8,902)
Purchase of other assets	(297)	—
Changes in restricted cash	(211)	(1,236)
Net cash used in investing activities	(93,677)	(530,432)
Cash flows from financing activities:
Proceeds from issuance of common stock	49,797	303,874
Purchases and retirement of common stock	(150,087)	(355,171)
Payment for capital lease obligation	(1,430)	—
Issuance of long-term debt, net	—	991,556
Change in customer financing arrangements	8,187	15,064
Excess tax benefits from share-based compensation	6,770	43,331
Net cash (used in) provided by financing activities	(86,763)	998,654
Net increase in cash and cash equivalents	133,890	1,026,179
Cash and cash equivalents at beginning of period	2,910,420	1,811,887
Cash and cash equivalents at end of period	$3,044,310	$2,838,066

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2011, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2011. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Beginning in the first quarter of 2012, the Company aligned its organizational structure to focus on its platform and software strategy, which resulted in two reportable segments organized principally by product families: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). In fiscal 2011, the Company was organized into two reportable segments, Infrastructure and Service Layer Technology. The Company has reclassified the segment data for the prior periods to conform to the current period's presentation. The segment change did not impact previously reported consolidated net revenues, operating income, net income, and net income per share. See Note 12, Segments, for further discussion of the Company's segment reorganization.

As of June 30, 2012, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and terminate the joint venture. NSN has assumed the activities of the joint venture. The Company is in the process of winding down this joint venture and the termination of this joint venture is not expected to have a material effect on the Company's financial position or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted both standards in the first quarter of 2012.

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

Note 3. Business Combinations

The Company's Condensed Consolidated Financial Statements include the operating results of acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company's consolidated results of operations, both individually and in aggregate, is not material.
During the six months ended June 30, 2012, the Company completed two acquisitions. The fair values of certain income based taxes and residual goodwill are not yet finalized and subject to change. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments determined to be material will be applied retrospectively to the period of acquisition.
On February 13, 2012, the Company acquired 100% of the equity securities of Mykonos Software, Inc. ("Mykonos"). The acquisition of Mykonos is intended to extend Juniper's security portfolio with an intrusion deception system capable of detecting an attacker before an attack is in process. Goodwill recognized as the result of the acquisition was assigned to the SSD segment.
On March 8, 2012, the Company acquired a source code license, patent joint-ownership, and employees related to the service management layer of BitGravity, Inc. ("BitGravity") Content Delivery Network ("CDN") technology. The transaction complements the Company's Media Flow Solution and content and media delivery strategy, to enable service providers, on-line media companies, and content delivery networks to deliver on-line content more cost-effectively while simultaneously improving the end-user experience. Goodwill recognized as the result of the acquisition was assigned to the SSD segment.
The following table presents the preliminary purchase consideration allocations for these acquisitions, including cash and cash equivalents acquired (in millions):

	Mykonos	BitGravity	Total
Net tangible assets/(liabilities) acquired	$(0.8)	$0.1	$(0.7)
Intangible assets acquired	24.3	12.4	36.7
Goodwill	59.1	0.5	59.6
Total	$82.6	$13.0	$95.6

The Company recorded an adjustment of $0.2 million and recognized $4.2 million of acquisition-related costs during the three months ended June 30, 2012 and June 30, 2011, respectively, and $0.9 million and $9.3 million of acquisition-related costs during the six months ended June 30, 2012 and June 30, 2011, respectively. These acquisition-related charges were expensed in the period incurred and reported in the Company's Condensed Consolidated Statements of Comprehensive Income within cost of revenues and operating expenses.

The goodwill recognized for the acquisitions completed during the six months ended June 30, 2012, was primarily attributable to expected synergies and was not deductible for U.S. federal income tax purposes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Intangible Assets Acquired

The following table presents details of the intangible assets acquired through the business combinations completed during the six months ended June 30, 2012 (in millions, except years):

	Mykonos		BitGravity
	Estimated Useful Life (In Years)	Amount	Estimated Useful Life (In Years)	Amount
Existing technology	6	$19.3	3	$12.4
Trade name and trademarks	7	1.0	—	—
In-process research and development	—	4.0	—	—
Total		$24.3		$12.4

Note 4. Cash, Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses, based on the specific identification method and fair value, of investments designated as available-for-sale and trading securities, as of June 30, 2012 and December 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2012
Fixed income securities:
Asset-backed securities	$156.6	$0.2	$—	$156.8
Certificates of deposit	27.1	—	—	27.1
Corporate debt securities	532.7	1.5	(0.2)	534.0
Foreign government debt securities	10.0	—	—	10.0
Government-sponsored enterprise obligations	262.3	0.3	—	262.6
Money market funds	1,445.3	—	—	1,445.3
U.S. government securities	419.4	—	(0.1)	419.3
Total fixed income securities	2,853.4	2.0	(0.3)	2,855.1
Publicly-traded equity securities	3.0	—	(0.2)	2.8
Total available-for-sale securities	2,856.4	2.0	(0.5)	2,857.9
Trading securities(*)	11.4	—	—	11.4
Total	$2,867.8	$2.0	$(0.5)	$2,869.3

Reported as:
Cash equivalents	$1,641.8	$—	$—	$1,641.8
Short-term investments	394.4	0.3	(0.2)	394.5
Long-term investments	831.6	1.7	(0.3)	833.0
Total	$2,867.8	$2.0	$(0.5)	$2,869.3
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 11, Employee Benefit Plans, under the section Deferred Compensation Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011
Fixed income securities:
Asset-backed securities	$124.7	$0.1	$(0.1)	$124.7
Certificates of deposit	31.8	—	—	31.8
Commercial paper	10.0	—	—	10.0
Corporate debt securities	508.2	1.0	(0.5)	508.7
Government-sponsored enterprise obligations	430.8	0.3	(0.1)	431.0
Money market funds	1,316.2	—	—	1,316.2
U.S. government securities	301.1	—	(0.1)	301.0
Total fixed income securities	2,722.8	1.4	(0.8)	2,723.4
Total available-for-sale securities	2,722.8	1.4	(0.8)	2,723.4
Trading securities(*)	9.3	—	—	9.3
Total	$2,732.1	$1.4	$(0.8)	$2,732.7

Reported as:
Cash equivalents	$1,350.7	$—	$—	$1,350.7
Short-term investments	640.9	0.4	—	641.3
Long-term investments	740.5	1.0	(0.8)	740.7
Total	$2,732.1	$1.4	$(0.8)	$2,732.7

________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 11, Employee Benefit Plans, under the section Deferred Compensation Plan.

The following table presents the maturities of the Company's available-for-sale and trading securities, as of June 30, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$2,021.6	$0.3	$—	$2,021.9
Due between one and five years	831.7	1.7	(0.3)	833.1
No contractual maturity	14.5	—	(0.2)	14.3
Total	$2,867.8	$2.0	$(0.5)	$2,869.3

The following tables present the Company's available-for-sale investments that were in an unrealized loss position as of June 30, 2012 and December 31, 2011 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2012
Corporate debt securities	$145.6	$(0.2)	$—	$—	$145.6	$(0.2)
U.S. government securities	194.1	(0.1)	—	—	194.1	(0.1)
Government-sponsored enterprise obligations (*)	31.0	—	—	—	31.0	—
Asset-backed securities (*)	35.9	—	0.9	—	36.8	—
Publicly-traded equity securities	2.8	(0.2)	—	—	2.8	(0.2)
Total	$409.4	$(0.5)	$0.9	$—	$410.3	$(0.5)
________________________________
(*) Balance includes investments that were in an immaterial unrealized loss position as of June 30, 2012.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011
Corporate debt securities	$189.9	$(0.5)	$—	$—	$189.9	$(0.5)
U.S. government securities	186.7	(0.1)	—	—	186.7	(0.1)
Government-sponsored enterprise obligations	146.0	(0.1)	—	—	146.0	(0.1)
Asset-backed securities (*)	76.8	(0.1)	0.3	—	77.1	(0.1)
Total	$599.4	$(0.8)	$0.3	$—	$599.7	$(0.8)
 ________________________________
(*) Balance includes investments that were in an immaterial unrealized loss position as of December 31, 2011.

The Company had 103 and 135 investments in unrealized loss positions as of June 30, 2012 and December 31, 2011, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. For the fixed income securities that have unrealized losses, the Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2012 and December 31, 2011, the Company did not consider these investments to be other-than-temporarily impaired. The Company reviews its investments on a regular basis to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Restricted Cash and Investments
The Company classifies cash and investments as restricted cash and investments on its Condensed Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required by certain acquisitions completed between 2005 and 2012; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust. During the three and six months ended June 30, 2012, the Company distributed approximately $0.5 million and $79.5 million of restricted cash, respectively, mainly related to the acquisitions completed during 2012.

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the Condensed Consolidated Balance Sheets and designated as available-for-sale securities (in millions):

	As of
	June 30, 2012	December 31, 2011
Restricted cash:
Demand deposits	$0.7	$0.6
Total restricted cash	0.7	0.6
Restricted investments:
Corporate debt securities	1.6	1.6
Mutual funds	0.9	1.0
Money market funds	78.8	75.1
Total restricted investments	81.3	77.7
Total restricted cash and investments	$82.0	$78.3

As of June 30, 2012 and December 31, 2011, the unrealized gains and losses related to restricted investments were not material.

Privately-Held Investments

As of June 30, 2012 and December 31, 2011, the carrying values of the Company’s privately-held and other equity investments of $36.0 million and $51.8 million, respectively, were included in other long-term assets in the Condensed Consolidated

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Balance Sheets. During the three and six months ended June 30, 2012, the Company invested $5.0 million and $6.1 million, respectively, in privately-held investments. During the three and six months ended June 30, 2011, the Company invested $2.9 million and $8.9 million, respectively, in privately-held and other equity investments.

During the three and six months ended June 30, 2012, the Company recognized a net gain of $14.8 million and $0.8 million, respectively, related to the Company's privately-held investments. There were no gains or losses from the Company's privately-held and other equity investments during the three and six months ended June 30, 2011.

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale debt securities:
Asset-backed securities	$—	$156.8	$—	$156.8
Certificate of deposit	—	27.1	—	27.1
Corporate debt securities (1)	—	535.6	—	535.6
Foreign government debt securities	—	10.0	—	10.0
Government-sponsored enterprise obligations	262.6	—	—	262.6
Money market funds (2)	1,524.1	—	—	1,524.1
Mutual funds (3)	0.9	—	—	0.9
U.S. government securities	206.3	213.0	—	419.3
Total available-for-sale debt securities	1,993.9	942.5	—	2,936.4
Available-for-sale equity securities:
Publicly-traded equity securities	2.8	—	—	2.8
Total available-for-sale securities	1,996.7	942.5	—	2,939.2
Trading securities:
Mutual funds (4)	11.4	—	—	11.4
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$2,008.1	$942.9	$—	$2,951.0

Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$4.0	$—	$4.0
Total liabilities measured at fair value	$—	$4.0	$—	$4.0
________________________________

(1)	Balance includes $1.6 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(2)	Balance includes $78.8 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisitions related escrows.

(3)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(4)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at June 30, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Total assets measured at fair value, reported as:
Cash equivalents	$1,445.3	$196.5	$—	$1,641.8
Short-term investments	191.6	202.9	—	394.5
Long-term investments	291.5	541.5	—	833.0
Restricted investments	79.7	1.6	—	81.3
Prepaid expenses and other current assets	—	0.4	—	0.4
Total assets measured at fair value	$2,008.1	$942.9	$—	$2,951.0

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$4.0	$—	$4.0
Total liabilities measured at fair value	$—	$4.0	$—	$4.0

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale debt securities:
Asset-backed securities	$—	$124.7	$—	$124.7
Certificate of deposit	—	31.8	—	31.8
Commercial paper	—	10.0	—	10.0
Corporate debt securities (1)	—	510.3	—	510.3
Government-sponsored enterprise obligations	314.2	116.8	—	431.0
Money market funds (2)	1,391.3	—	—	1,391.3
U.S. government securities	149.3	151.7	—	301.0
Total available-for-sale debt securities	1,854.8	945.3	—	2,800.1
Trading securities:
Mutual funds (3)	10.3	—	—	10.3
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$1,865.1	$945.7	$—	$2,810.8

Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$9.6	$—	$9.6
Total liabilities measured at fair value	$—	$9.6	$—	$9.6
________________________________

(1)	Balance includes $1.6 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(2)	Balance includes $75.1 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

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

The Company's Level 2 fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and six months ended June 30, 2012 and June 30, 2011, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2012, there were no privately-held investments measured at fair value on a nonrecurring basis. As of December 31, 2011, the carrying value of privately-held investments measured at fair value on a nonrecurring basis was $0.4 million. These privately-held investments, which are normally carried at cost, are measured at fair value if events and circumstances are identified by the Company during the period that significantly impact the fair value of the investments. The Company measures the fair value of its privately-held investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities, cash flow projections, and probability-weighted expected value based on the expected recoverability of the investments.

During the three months ended June 30, 2012, the Company determined there were no other-than-temporary impairments on its privately-held investments. The Company recognized an other-than-temporary impairment loss of $14.0 million on its privately-held investments during the six months ended June 30, 2012 and classified the investments as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company had no other-than-temporary impairment losses against its privately-held investments during the three and six months ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. The fair value of the Company’s long-term debt is disclosed in Note 9, Long-Term Debt and Financing, and was determined using quoted market prices (Level 1).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	June 30, 2012	December 31, 2011
Cash flow hedges	$128.8	$184.3
Non-designated hedges	105.0	122.7
Total	$233.8	$307.0

Cash Flow Hedges

The Company can use foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other income (expense), net in its Condensed Consolidated Statements of Comprehensive Income. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next 12 months.

As of June 30, 2012 and December 31, 2011, the total fair value of the Company’s derivative assets recorded in other current assets on the Condensed Consolidated Balance Sheets was $0.4 million and $0.4 million, respectively. As of June 30, 2012 and December 31, 2011, the total fair value of the Company’s derivative liabilities recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets was $4.0 million and $9.6 million, respectively.

During the three and six months ended June 30, 2012, the Company recognized a loss of $5.2 million and a gain of $0.8 million, respectively, in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $2.0 million and $5.5 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Comprehensive Income. During the three and six months ended June 30, 2011, the Company recognized a gain of $1.9 million and $7.1 million, respectively, in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $1.7 million and $2.2 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Comprehensive Income.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Comprehensive Income was not material during the three and six months ended June 30, 2012 and June 30, 2011.

Non-Designated Hedges

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately two months.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three and six months ended June 30, 2012, the Company recognized a net gain of $0.4 million and $0.3 million, respectively, within other income (expense), net, on its Condensed Consolidated Statements of Comprehensive Income from non-designated derivative instruments. During the three and six months ended June 30, 2011, the Company recognized a net gain of $0.4 million and $0.2 million, respectively, within other income (expense), net, on its Condensed Consolidated Statements of Comprehensive Income from non-designated derivative instruments.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity allocated to the Company's reportable segments during the six months ended June 30, 2012 (in millions):

	PSD	SSD	Total
Balance as of January 1, 2012	$1,795.6	$2,132.5	$3,928.1
Additions due to business combinations	—	59.6	59.6
Balance as of June 30, 2012	$1,795.6	$2,192.1	$3,987.7

The Company had no adjustments to goodwill during the six months ended June 30, 2012. The additions to goodwill during the six months ended June 30, 2012 were based on preliminary allocations of the purchase prices. There were no impairments to goodwill during the three and six months ended June 30, 2012 and June 30, 2011.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Net
As of June 30, 2012
Intangible assets with finite lives:
Technologies and patents	$531.2	$(418.2)	$113.0
Other	92.5	(68.5)	24.0
Total intangible assets with finite lives	623.7	(486.7)	137.0
IPR&D with indefinite lives	6.8	—	6.8
Total purchased intangible assets	$630.5	$(486.7)	$143.8

As of December 31, 2011
Intangible assets with finite lives:
Technologies and patents	$499.5	$(404.2)	$95.3
Other	91.5	(66.5)	25.0
Total intangible assets with finite lives	591.0	(470.7)	120.3
IPR&D with indefinite lives	2.8	—	2.8
Total purchased intangible assets	$593.8	$(470.7)	$123.1

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $8.8 million and $6.8 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and $16.1 million and $13.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively. There were no impairment charges with respect to the purchased intangible assets during the three and six months ended June 30, 2012 and June 30, 2011.

The purchased intangible assets balance as of June 30, 2012, includes intangible assets acquired through acquisitions completed during the first six months of 2012. Refer to Note 3, Business Combinations, for further details.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2012, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2012	$17.5
2013	34.7
2014	32.8
2015	24.8
2016	11.1
Thereafter	16.1
Total	$137.0

Note 8. Other Financial Information

Inventories, net

The Company's inventories are stated at the lower of cost or market. The Company purchases and holds inventory to ensure adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories, net are reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and consisted of the following (in millions):

	As of
	June 30, 2012	December 31, 2011
Inventories, net
Production materials	$87.3	$52.4
Finished goods	17.5	16.7
Total inventories, net	$104.8	$69.1

Warranties

The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve were as follows (in millions):

June 30, 2012
Beginning balance	$28.3
Provisions made during the period, net	16.8
Change in estimate	—
Actual costs incurred during the period	(15.3)
Ending balance	$29.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported on the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2012	December 31, 2011
Deferred product revenue:
Undelivered product commitments and other product deferrals	$281.6	$288.1
Distributor inventory and other sell-through items	112.6	134.0
Deferred gross product revenue	394.2	422.1
Deferred cost of product revenue	(102.7)	(136.9)
Deferred product revenue, net	291.5	285.2
Deferred service revenue	701.4	681.8
Total	$992.9	$967.0
Reported as:
Current	$773.3	$712.6
Long-term	219.6	254.4
Total	$992.9	$967.0

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

Restructuring Liabilities

During the third quarter of 2011, the Company implemented a restructuring plan (the "2011 Restructuring Plan") in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions, facility closures and to a lesser extent, contract terminations.

During 2009, the Company implemented a restructuring plan (the "2009 Restructuring Plan" and together with the 2011 Restructuring Plan, the "Restructuring Plans") in an effort to better align its business operations with the market and macroeconomic conditions. The 2009 Restructuring Plan included restructuring of certain business functions that resulted in reductions of workforce and facilities. The Company recorded the majority of the restructuring charges associated with this plan during the years ended 2010 and 2009.

The Company recorded net restructuring charges of $3.2 million and $5.2 million during the three and six months ended June 30, 2012, respectively, related to the restructuring activities associated with the 2011 Restructuring Plan. During the three and six months ended June 30, 2011, the Company recorded adjustments of $0.9 million and $1.3 million, respectively, in connection with the 2009 Restructuring Plan. These amounts are recorded within restructuring in the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2012, the remaining restructuring liability relates to severance costs under the 2011 Restructuring Plan that are expected to be paid during the remainder of 2012, as well as facilities-related charges under the Restructuring Plans, which are expected to be completed by February 2015.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring charges were based on the Company's restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the Company’s restructuring liability during the six months ended June 30, 2012 (in millions):

	December 31, 2011	Charges	Cash payments	Non-cash Settlements and Other Adjustments	June 30, 2012
Facilities	$1.0	$1.7	$(0.4)	$—	$2.3
Severance, contractual commitments, and other charges	3.1	3.5	(4.8)	0.9	2.7
Total	$4.1	$5.2	$(5.2)	$0.9	$5.0

Other Income (Expense), Net

Other income (expense), net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$2.9	$2.6	$5.7	$5.0
Interest expense	(13.5)	(15.2)	(27.7)	(21.6)
Other	13.4	(1.1)	0.4	(3.5)
Other income (expense), net	$2.8	$(13.7)	$(21.6)	$(20.1)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest expense from long-term debt and customer financing arrangements. Other income and expense typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. During the three and six months ended June 30, 2012, the Company recognized a net gain of $14.8 million and $0.8 million, respectively, related to the Company's privately-held investments. The Company had no such gains during the three and six months ended June 30, 2011.

Note 9. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of June 30, 2012
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016 ("2016 Notes")	$300.0	3.12%
4.60% fixed-rate notes, due 2021 ("2021 Notes")	300.0	4.63%
5.95% fixed-rate notes, due 2041 ("2041 Notes")	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(0.9)
Total	$999.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The effective interest rates for the 2016 Notes, 2021 Notes, and 2041 Notes (collectively the “Notes”) include the interest on the Notes, accretion of the discount, and amortization of issuance costs. At June 30, 2012 and December 31, 2011, the estimated fair value of the Notes included in long-term debt was approximately $1,097.3 million and $1,069.8 million, respectively, based on quoted market prices (Level 1).

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $162.6 million and $224.2 million during the three months ended June 30, 2012 and June 30, 2011, respectively, and $283.2 million and $399.0 million during the six months ended June 30, 2012 and June 30, 2011, respectively.

The Company received cash proceeds from the financing provider of $147.3 million and $207.6 million during the three months ended June 30, 2012 and June 30, 2011, respectively, and $325.8 million and $401.9 million during the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, the amounts owed by the financing provider were $114.0 million and $162.9 million, respectively, and were recorded in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2012 and December 31, 2011, the estimated cash received from the financing provider not recognized as revenue from distributors was $41.3 million and $33.3 million, respectively.

Note 10. Equity

Stock Repurchase Activities

In June 2012, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the "2012 Stock Repurchase Program"), which authorized the Company to repurchase up to $1.0 billion of its common stock. This authorization was in addition to the $1.0 billion approved by the Board in February 2010 (the "2010 Stock Repurchase Program").

The Company repurchased and retired approximately 5.0 million and 7.4 million shares of its common stock at an average price of $18.76 and $19.72 per share for an aggregate purchase price of $94.0 million and $145.6 million during the three and six months ended June 30, 2012, respectively, under its stock repurchase programs. The Company repurchased and retired approximately 3.9 million and 8.6 million shares of its common stock at an average price of $38.94 and $40.71 per share for an aggregate purchase price of $150.0 million and $350.2 million during the three and six months ended June 30, 2011, respectively, under its stock repurchase programs. As of June 30, 2012, there was $1.1 billion authorized funds remaining under its stock repurchase programs.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Comprehensive Income Attributable to Juniper Networks

The activity for each component of comprehensive income attributable to Juniper Networks, net of related taxes, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income	$57.7	$115.5	$74.0	$245.2
Other comprehensive income:
Change in unrealized (loss) gain on investments	(3.1)	(1.5)	9.2	2.9
Change in foreign currency translation adjustment	(4.5)	2.6	0.1	9.2
Total other comprehensive (loss) income	(7.6)	1.1	9.3	12.1
Consolidated comprehensive income	50.1	116.6	83.3	257.3
Adjust for comprehensive loss attributable to noncontrolling interest	—	0.1	—	0.1
Comprehensive income attributable to Juniper Networks	$50.1	$116.7	$83.2	$257.4

Note 11. Employee Benefit Plans

Share-Based Compensation Plans

The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), Amended and Restated 1996 Stock Plan (the “1996 Plan”), as well as various equity incentive plans assumed through acquisitions. Under these plans, the Company has granted (or in the case of acquired plans, assumed) stock options, restricted stock units ("RSUs"), and performance share awards ("PSAs"). In addition, the Company’s 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Purchase Plan) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year.

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006 and had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. In addition, the Company’s stockholders’ approved amendments to the 2006 Plan that increased the number of shares reserved for issuance under the 2006 Plan, thereby increasing the authorized share reserve by 30.0 million shares in May 2010 and 2011, respectively, and 25.0 million shares in May 2012. As of June 30, 2012, the 2006 Plan had 62.5 million shares subject to currently outstanding equity awards and 47.2 million shares available for future issuance.

In connection with certain past acquisitions, the Company assumed stock options and RSU awards under the stock plans of the acquired companies. The Company exchanged those awards for Juniper Networks' stock options and RSUs. As of June 30, 2012, stock options and RSUs representing approximately 1.4 million shares of common stock were outstanding under awards assumed through the Company's past acquisitions.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2012 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	38.6	$23.98
Options granted (*)	3.0	22.93
Options canceled	(0.6)	28.63
Options exercised	(2.5)	10.32
Options expired	(0.6)	27.58
Balance at June 30, 2012	37.9	$24.64	3.6	$13.3

As of June 30, 2012:
Vested or expected-to-vest options	36.2	$24.46	3.5	$13.2
Exercisable options	26.9	$23.41	2.9	$11.2
________________________________
(*)    There were no options granted during the three months ended June 30, 2012.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $16.31 per share as of June 30, 2012, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $16.2 million and $23.1 million for the three and six months ended June 30, 2012, respectively. The total fair value of vested options for the three and six months ended June 30, 2012 was $18.8 million and $46.2 million, respectively.

Restricted Stock Units and Performance Share Awards Activities

RSUs generally vest over a period of three to four years from the date of grant and PSAs generally vest after three years provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and PSAs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the Company’s RSU and PSA activity and related information as of and for the six months ended June 30, 2012 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	19.6	$30.27
RSUs granted	7.3	21.70
RSUs assumed	0.2	22.47
PSAs granted (*)	2.2	23.22
RSUs vested	(1.9)	27.88
PSAs vested	(1.5)	15.79
RSUs canceled	(0.9)	29.37
PSAs canceled	(0.4)	32.45
Balance at June 30, 2012	24.6	$27.87	1.5	$424.8

As of June 30, 2012:
Vested and expected-to-vest RSUs and PSAs	20.2	$28.18	1.5	$357.2
________________________________

(*)
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

Shares Available for Grant

The following table presents the stock grant activity and the total number of shares available for grant under the 2006 Plan as of June 30, 2012 (in millions):

Number of Shares
Balance at January 1, 2012	41.1
Additional shares authorized for issuance	25.0
RSUs and PSAs granted (1)	(19.9)
Options granted	(3.0)
RSUs and PSAs canceled (1)	2.8
Options canceled (2)	0.6
Options expired (2)	0.6
Balance at June 30, 2012	47.2
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

Employee Stock Purchase Plan

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Under the 2008 Purchase Plan, employees purchased approximately 1.7 million shares at an average per share price of $17.79 for the six months ended June 30, 2012, and 1.0 million shares at an average price of $23.89 for the six months ended June 30, 2011. No employee purchases were made for the three months ended June 30, 2012 and June 30, 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2012, approximately 7.6 million shares have been issued and 11.4 million shares remain available for future issuance under the 2008 Purchase Plan.

Common Stock Reserved for Future Issuance

As of June 30, 2012, the Company had reserved an aggregate of approximately 121.0 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.

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

The weighted average assumptions used and the resulting estimates of fair value for stock options and the employee stock purchase plan were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Options:
Volatility	—	41%	46%	41%
Risk-free interest rate	—	1.4%	0.8%	1.7%
Expected life (years)	—	4.1	4.2	4.1
Dividend yield	—	—	—	—
Weighted-average fair value per share	—	$12.40	$8.51	$14.29

Employee Stock Purchase Plan:
Volatility	51%	33%	51%	33%
Risk-free interest rate	0.1%	1.8%	0.1%	1.8%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$6.38	$9.07	$6.38	$9.07

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs was recorded in the following cost and expense categories (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues - Product	$1.2	$1.2	$2.3	$2.2
Cost of revenues - Service	4.2	4.4	9.4	8.4
Research and development	28.5	26.6	54.3	48.9
Sales and marketing	21.0	19.2	42.9	32.4
General and administrative	7.0	8.7	18.0	17.3
Total	$61.9	$60.1	$126.9	$109.2

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$15.1	$19.9	$32.8	$39.6
RSUs and PSAs	41.0	34.5	82.6	58.0
Assumed RSUs	0.4	—	0.6	—
Employee stock purchase plan	5.4	4.2	10.9	8.6
Other acquisition-related compensation	—	1.5	—	3.0
Total	$61.9	$60.1	$126.9	$109.2

As of June 30, 2012, approximately $84.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.5 years and approximately $311.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.2 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $5.6 million and $12.2 million for the three and six months ended June 30, 2012, respectively, and $4.7 million and $9.8 million for the three and six months ended June 30, 2011, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments, and offsetting obligations are included within accrued compensation in the Condensed Consolidated Balance Sheets. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in other income (expense), net, and the offsetting compensation expense is recorded as operating expenses in the Condensed Consolidated Statements of Comprehensive Income. The deferred compensation liability under the NQDC plan was approximately $11.5 million and $9.3 million as of June 30, 2012 and December 31, 2011, respectively. See Note 4, Cash, Cash Equivalents, and Investments for additional information regarding the Company's NQDC plan.

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

To provide improved visibility and comparability, the Company reclassified segment operating results for 2011 to conform with certain 2012 organizational realignments.

The Company’s PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), branch, and customer premise equipment level. The Company's PSD segment consists of routing, switching, and security/other products and services. Routing includes products and services from the E, M, MX, PTX and T Series. Switching primarily consists of products and services for EX Series and wireless local area network solutions, as well as QFabric™. Security/other includes products and services from the branch SRX, branch firewall, and J Series, as well as the network application platform, Junos® Space.

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

The CODM does not allocate to the Company's business segments certain operating expenses managed separately at the corporate level. Direct costs and operating expenses, such as standard cost of goods sold, research and development, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on factors including headcount, usage, and revenue. Segment contribution margin is comprised of these direct costs and operating expenses, as well as these indirect costs. Corporate unallocated charges includes: sales, marketing, general and administrative costs, share-based compensation, amortization of purchased intangible assets, restructuring and impairment charges, gains or losses on equity investments, other net income and expense, income taxes, and certain other charges. Segment contribution margin excludes these corporate unallocated charges.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
PSD	$871.5	$916.9	$1,695.7	$1,815.5
SSD	202.3	203.6	410.6	406.7
Total net revenues	1,073.8	1,120.5	2,106.3	2,222.2

Segment contribution margin:
PSD	351.1	415.5	655.8	832.6
SSD	74.5	74.6	156.4	155.7
Total segment contribution margin	425.6	490.1	812.2	988.3

Corporate unallocated expenses (1)	(264.6)	(247.9)	(527.7)	(500.3)
Amortization of purchased intangible assets (2)	(8.8)	(6.8)	(16.1)	(13.5)
Share-based compensation expense	(61.9)	(60.1)	(126.9)	(109.2)
Share-based payroll tax expense	(0.6)	(1.1)	(1.0)	(9.0)
Restructuring	(3.2)	0.9	(5.2)	1.3
Acquisition-related (3)	0.2	(4.2)	(0.9)	(9.3)
Total operating income	86.7	170.9	134.4	348.3
Other income (expense), net	2.8	(13.7)	(21.6)	(20.1)
Income before income taxes and noncontrolling interest	$89.5	$157.2	$112.8	$328.2
________________________________

(1)	Amount includes unallocated costs for global functions such as sales, marketing, and G&A.

(2)	Amount includes amortization expense of purchased intangible assets in operating expenses and in cost of revenues.

(3)	Amount includes acquisition-related costs in operating expenses and in cost of revenues.
Depreciation expense allocated to the PSD segment was $29.4 million and $57.6 million in the three and six months ended June 30, 2012, respectively, and $26.5 million and $52.5 million in the three and six months ended June 30, 2011, respectively. Depreciation expense allocated to the SSD segment was $8.2 million and $16.1 million in the three and six months ended June 30, 2012, respectively, and $8.6 million and $16.6 million in the three and six months ended June 30, 2011, respectively.
The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Americas:
United States	$537.6	$523.9	$1,006.0	$1,049.9
Other	49.7	54.8	112.6	110.4
Total Americas	587.3	578.7	1,118.6	1,160.3
Europe, Middle East, and Africa	299.3	329.0	606.4	629.0
Asia Pacific	187.2	212.8	381.3	432.9
Total	$1,073.8	$1,120.5	$2,106.3	$2,222.2
During the three and six months ended June 30, 2012, Verizon Communications, Inc. accounted for 12.0% and 14.0% of net revenues, respectively. During the three and six months ended June 30, 2011, no single customer accounted for 10% or more of net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of June 30, 2012 and December 31, 2011, were attributable to U.S. operations. As of June 30, 2012 and December 31, 2011, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 80%. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 13. Income Taxes

The Company recorded a tax provision of $31.8 million and $38.8 million, or effective tax rates of 35.5% and 34.4% for the three and six months ended June 30, 2012, respectively. The Company recorded a tax provision of $41.7 million and $83.0 million for the three and six months ended June 30, 2011, or effective tax rates of 26.5% and 25.3%, respectively.

The effective tax rates for the three and six months ended June 30, 2012, are similar to the federal statutory rate of 35%. The rates reflect the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, offset by the impact of the Company's investment activity. The effective rates for the periods do not reflect the benefit of the federal R&D credit, which expired on December 31, 2011.

The effective tax rate for the three and six months ended June 30, 2011, differs from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.
The increase in the gross unrecognized tax benefits for the six months ended June 30, 2012 was not material. In the same period, a benefit primarily related to expiration of statutes of limitation in the amount of approximately $3.8 million, including interest and penalties, impacted the effective tax rate.

The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2004 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of June 30, 2012.

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

The Company is pursuing all available administrative procedures relative to the matters referenced above. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, see Note 15, Commitments and Contingencies, under the heading “IRS Notices of Proposed Adjustments.”

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $2.8 million within the next twelve months due to lapses of applicable statutes of limitation in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 14. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Juniper Networks	$57.7	$115.6	$74.0	$245.3
Denominator:
Weighted-average shares used to compute basic net income per share	527.8	532.9	528.0	531.8
Dilutive effect of employee stock awards	4.0	13.6	5.8	15.9
Weighted-average shares used to compute diluted net income per share	531.8	546.5	533.8	547.7
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.11	$0.22	$0.14	$0.46
Diluted	$0.11	$0.21	$0.14	$0.45

Basic net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, employee stock purchase plan, vesting of RSUs, and vesting of PSAs.

The Company excludes both outstanding stock options with exercise prices that are greater than the average market price and RSUs with grant date fair market value that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares of approximately 42.3 million and 33.2 million shares for the three and six months ended June 30, 2012, respectively, and 13.5 million and 44.8 million shares for the three and six months ended June 30, 2011, respectively, were outstanding but were not included in the computation of diluted net income per share.

Note 15. Commitments and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of June 30, 2012 (in millions):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter	Other
Operating leases	$286.7	$30.3	$50.0	$43.6	$35.4	$26.9	$100.5	$—
Purchase commitments	122.0	122.0	—	—	—	—	—	—
Tax liabilities	108.2	—	—	—	—	—	—	108.2
Long-term debt	1,000.0	—	—	—	—	300.0	700.0	—
Interest payment on long-term debt	849.7	23.5	46.9	46.9	46.9	41.9	643.6	—
Other contractual obligations	101.8	89.7	6.3	3.4	2.4	—	—	—
Total	$2,468.4	$265.5	$103.2	$93.9	$84.7	$368.8	$1,444.1	$108.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Operating Leases

The Company leases certain facilities and equipment under operating leases that expire at various times, the longest of which expires on November 30, 2022. Future minimum payments for non-cancelable operating leases totaled $286.7 million as of June 30, 2012. Rent expense was $15.8 million and $31.5 million for the three and six months ended June 30, 2012, respectively, and $17.8 million and $32.6 million for the three and six months ended June 30, 2011, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of June 30, 2012, there were NCNR component orders placed by the contract manufacturers with a value of $122.0 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of June 30, 2012, the Company had accrued $15.9 million based on its estimate of such charges.

Tax Liabilities

As of June 30, 2012, the Company had $108.2 million included in long-term liabilities in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the $108.2 million in liability due to uncertainties in the timing of tax audit outcomes.

Long-Term Debt and Interest Payment on Long-Term Debt

As of June 30, 2012, the Company held long-term debt with a carrying value of $999.1 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 9, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of June 30, 2012, other contractual obligations primarily consisted of $28.8 million in indemnity-related and service related escrows, required by certain acquisitions completed in 2005 and 2010, $58.1 million in campus build-out obligations, and other miscellaneous commitments.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of June 30, 2012 and December 31, 2011, the Company had $19.5 million and $19.9 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

Legal Proceedings

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. The Company is aggressively defending its current litigation matters, and while there can be no assurances, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position, the outcome of these matters is currently not determinable. There are many uncertainties associated with

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses. Unless otherwise noted below, during the period presented, we have not: recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

2011 Federal Securities Class Action

On August 15, 2011, a purported securities class action lawsuit, captioned City of Royal Oak Retirement System v. Juniper Networks, Inc., et al., Case No. 11-cv-04003-LHK, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's business and prospects. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class. On January 9, 2012 the Court appointed City of Omaha Police and Fire Retirement System and City of Bristol Pension Fund as lead plaintiff. Lead plaintiff filed an amended complaint on February 13, 2012. The amended complaint alleges that defendants made false and misleading statements about Juniper's business and future prospects, and failed to adequately disclose the impact of certain changes in accounting rules. The amended complaint purports to assert claims for violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased or otherwise acquired Juniper's common stock between July 20, 2010 and July 26, 2011, inclusive. On March 14, 2012, Defendants filed motions to dismiss. Plaintiffs filed their opposition to the motions on April 13, 2012. Defendants filed reply briefs on May 4, 2012. On July 23, 2012, the Court issued an order dismissing the action and giving Plaintiffs 21 days to file an amended complaint.

2011 California State Derivative Lawsuits

Between August 22 and September 9, 2011, four purported shareholder derivative actions were filed in the Superior Court of the State of California, County of Santa Clara, naming certain of the Company's officers and directors as defendants. The Company is named only as a nominal defendant in the actions. The actions were consolidated as In re Juniper Networks, Inc. Shareholder Litigation, Case No. 1-11-CV-207701 (Lead Case), by order dated September 12, 2011. The complaints are generally based upon the disclosures and alleged omissions challenged in the securities class action. The complaints purport to assert claims against the defendants for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs. On March 8, 2012, the Company filed a motion to stay the action until resolution of the federal securities class action discussed above, and also filed a demurrer seeking to dismiss the action for the reason that plaintiffs lack standing. The plaintiffs filed oppositions to both motions on April 5, 2012. Defendants filed reply briefs on May 7, 2012. At a hearing on July 27, 2012, the Court ordered that the actions be stayed until such time as the federal court issues an order denying a motion to dismiss in the securities class action, City of Omaha Police and Fire Retirement System v. Juniper Networks, Inc. et al., Case No. CV-11-4003-LHK. The Court deferred deciding the demurrer pending the stay.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 16. Subsequent Events

Stock Repurchases

Subsequent to June 30, 2012, through the filing of this Report, the Company repurchased 6.7 million shares of its common stock, for $118.8 million at an average purchase price of $17.73 per share, under its stock repurchase programs. Repurchases of 5.7 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Under the 2012 Stock Repurchase Program, the Company has $949.4 million authorized funds remaining as of the filing date. There were no remaining funds under the 2010 Stock Repurchase Program. Purchases under the Company's stock repurchase programs are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. These programs may be discontinued at any time.

Asset Acquisition

Subsequent to June 30, 2012, the Company finalized an agreement with Riverbed Technology ("Riverbed"). Under the terms of this agreement, the Company will license Riverbed's application delivery controller technology for cash consideration of $75.0 million, certain software integration services, and joint marketing efforts relating to wide area network optimization solutions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” "Juniper," or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission ("SEC"), specifically our most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We do business in three geographic regions: Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Beginning in the first quarter of 2012, we aligned our organizational structure to focus on our platform and software strategy, which resulted in two business segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, wireless local area network ("WLAN"), branch, and customer premise equipment level. Our SSD segment offers solutions that address a broad array of our customers' priorities, from protecting the users, applications, and data on the network to providing network services across a distributed infrastructure. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers.
Over the past three years we have focused our organization on a common vision for the new network and we believe that the organizational structure we have in place will effectively drive our innovative portfolio and support our customers' next-generation network requirements. Together, our high-performance product and service offerings help our customers to convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, increased performance, reliability, and security to end-users. We remain dedicated to uncovering new ideas and innovations that will serve the exponentially increasing demands of the networked world, and we will endeavor to continue to build solutions that center on simplification, automation, and open innovation.

In the first half of 2012, we continued to experience an uncertain global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to be cautious with their capital spending in the near term. Nevertheless, we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing. As part of that strategy, in February 2012, we acquired Mykonos Software, Inc. ("Mykonos"), a privately-held company, which extended our security portfolio with an Intrusion Deception™ System capable of detecting an attacker before an attack is in process.

In the second quarter of 2012, we saw continued traction with our new product offerings, including new customer adoption of our QFabric (“QFX”) solutions, T4000 Core Routers, and PTX Series Packet Transport switches. We announced customer momentum and milestones for Junosphere, a cloud offering that allows service providers and enterprises to create and operate networks on-demand, in a risk-free virtual environment. Additionally, we announced new products and features in our Simply Connected portfolio, including SRX Series Services Gateways and WLA Series WLAN Access Points, which simplify and secure mobile device access to enterprise networks. Further, we introduced major platform enhancements to the Mykonos Web Security Software. Lastly, the ACX Series routers, which were announced in the first quarter of 2012, is expected to ship in the second half of 2012.

Financial Results Overview

Our financial highlights for the three and six months ended June 30, 2012 and June 30, 2011 were as follows (in millions, except per share amounts and percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	%Change	2012	2011	$ Change	%Change
Net revenues	$1,073.8	$1,120.5	$(46.7)	(4)%	$2,106.3	$2,222.2	$(115.9)	(5)%
Operating income	$86.7	$170.9	$(84.2)	(49)%	$134.4	$348.3	$(213.9)	(61)%
Percentage of net revenues	8.1%	15.3%			6.4%	15.7%
Net income attributable to Juniper Networks	$57.7	$115.5	$(57.8)	(50)%	$74.0	$245.3	$(171.3)	(70)%
Percentage of net revenues	5.4%	10.3%			3.5%	11.0%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.11	$0.22	$(0.11)	(50)%	$0.14	$0.46	$(0.32)	(70)%
Diluted	$0.11	$0.21	$(0.10)	(48)%	$0.14	$0.45	$(0.31)	(69)%

•
Net Revenues: During the three and six months ended June 30, 2012, compared to the same periods in 2011, our net revenues declined primarily due to decreased sales of our edge legacy routing products, partially offset by an increase in sales of our switching products. During the three months ended June 30, 2012, compared to the same period in 2011, net revenues decreased in EMEA and APAC, offset by a slight increase in the Americas. During the six months ended June 30, 2012, the decrease in net revenues was seen across all regions. Net revenues decreased in service provider markets for the three and six months ended June 30, 2012, compared to the same periods in 2011. Enterprise net revenues increased slightly during the three months ended June 30, 2012 and decreased during the six months ended June 30, 2012, compared to the same periods in 2011.

•
Operating Income: Our operating income decreased as a percentage of revenues in the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower net revenue, gross margin, as well as increased expenses attributable to our investments in sales and marketing and research and development ("R&D") as we continue to increase sales coverage for our new products and invest in our product portfolio.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stockholders: The decrease in net income attributable to Juniper Networks during the three and six months ended June 30, 2012, compared to the same periods in 2011, reflects the lower operating income discussed above.

•
Operating Cash Flows: Operating cash flows decreased during the six months ended June 30, 2012, compared to the same period in 2011, primarily due to lower net income, timing of payments to our vendors, an increase in inventory purchases, and higher taxes paid.

•	Book-to-Bill: Book-to-bill was greater than one as of June 30, 2012 and was one as of December 31, 2011.

•
Deferred Revenue: Total deferred revenue increased by $25.9 million to $992.9 million as of June 30, 2012, compared to $967.0 million as of December 31, 2011, primarily due to an increase in deferred service revenue driven by service contract renewals.

•
Stock Repurchase Plan Activity: Under our stock repurchase programs, we repurchased approximately 5.0 million shares of our common stock in the open market at an average price of $18.76 per share for an aggregate purchase price of $94.0 million during the three months ended June 30, 2012 and 7.4 million shares of our common stock at an average price of $19.72 per share for an aggregate purchase price of $145.6 million during the six months ended June 30, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected. For further information about our accounting policies and estimates, see Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2011. Actual results may differ from these estimates under different assumptions or conditions.

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

During the six months ended June 30, 2012, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements Not Yet Effective

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Topic 350 - Intangibles - Goodwill and Other ("ASU 2012-02"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We will adopt this standard in the fourth quarter of 2012 and do not expect the adoption will have an impact on our consolidated results of operations or financial condition.

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Product	$804.7	$891.4	$(86.7)	(10)%	$1,576.6	$1,768.9	$(192.3)	(11)%
Percentage of net revenues	74.9%	79.6%			74.9%	79.6%
Service	269.1	229.1	40.0	17%	529.7	453.3	76.4	17%
Percentage of net revenues	25.1%	20.4%			25.1%	20.4%
Total net revenues	$1,073.8	$1,120.5	$(46.7)	(4)%	$2,106.3	$2,222.2	$(115.9)	(5)%

The decrease in product revenues during the three and six months ended June 30, 2012, was primarily due to decline in sales of our edge legacy routing products, partially offset by an increase in our switching products compared to the same periods in the 2011. The decrease in product revenue was primarily due to the overall weakness in the service provider markets during the three and six months ended June 30, 2012, attributable to the timing of capital expenditures by our customers compared to the same periods in the 2011. During the three and six months ended June 30, 2012, the increase in service revenue was primarily driven by strong contract renewals compared to the same periods in the 2011.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Service provider	$681.0	$729.3	$(48.3)	(7)%	$1,366.6	$1,471.6	$(105.0)	(7)%
Percentage of net revenues	63.4%	65.1%			64.9%	66.2%
Enterprise	392.8	391.2	1.6	—%	739.7	750.6	(10.9)	(1)%
Percentage of net revenues	36.6%	34.9%			35.1%	33.8%
Total net revenues	$1,073.8	$1,120.5	$(46.7)	(4)%	$2,106.3	$2,222.2	$(115.9)	(5)%

We sell our high-performance network products and service offerings from both our PSD and SSD segments to two primary markets: service provider and enterprise. Determination of which market a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline, wireless, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market generally comprises businesses; federal, state, and local governments; and research and education institutions.

Net revenues from sales to the service provider market during the three and six months ended June 30, 2012 decreased compared to the same periods in 2011, primarily due to reduced routing purchases by some of our international and content service providers.

Revenues generated from the enterprise market during the three months ended June 30, 2012 were relatively flat compared to the same period in 2011. During the six months ended June 30, 2012, we experienced a slight decrease in revenues from the enterprise market compared to the same period in 2011, resulting from overall lower demand from the enterprise markets.

During the three and six months ended June 30, 2012, Verizon Communications, Inc. accounted for 12.0% and 14.0% of net revenues, respectively. During the three and six months ended June 30, 2011, no single customer accounted for 10% or more of our net revenues.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Americas:
United States	$537.6	$523.9	$13.7	3%	$1,006.0	$1,049.9	$(43.9)	(4)%
Other	49.7	54.8	(5.1)	(9)%	112.6	110.4	2.2	2%
Total Americas	587.3	578.7	8.6	1%	1,118.6	1,160.3	(41.7)	(4)%
Percentage of net revenues	54.7%	51.6%			53.1%	52.2%
EMEA	299.3	329.0	(29.7)	(9)%	606.4	629.0	(22.6)	(4)%
Percentage of net revenues	27.9%	29.4%			28.8%	28.3%
APAC	187.2	212.8	(25.6)	(12)%	381.3	432.9	(51.6)	(12)%
Percentage of net revenues	17.4%	19.0%			18.1%	19.5%
Total net revenues	$1,073.8	$1,120.5	$(46.7)	(4)%	$2,106.3	$2,222.2	$(115.9)	(5)%

Net revenues in the Americas increased during the three months ended June 30, 2012, primarily due to an increase in sales to certain service providers in the United States compared to the same period in 2011. During the six months ended June 30, 2012, net revenues in the Americas decreased primarily due to a decline in sales to certain content service providers and enterprise customers in the United States compared to the same period in 2011.

The decrease in net revenues in EMEA for the three months ended June 30, 2012 reflected decreased sales to service provider customers. For the three months ended June 30, 2012, the decreases were primarily in Sweden, partially offset by increased sales to the United Kingdom and Italy compared to the same period in 2011. For the six months ended June 30, 2012, the decrease in net revenues in EMEA compared to the same period in 2011 was primarily due to decreased sales in Sweden, the United Kingdom, Germany and Spain, partially offset by revenue growth from a top service provider in Eastern Europe, which spans a broad range of our product portfolio.

The decrease in net revenues in APAC during the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to a decrease in sales to service provider customers in Japan and China. The decrease in Japan was primarily due to a large service provider deployment during the first half of 2011.
Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Gross margin:
Product gross margin	$512.0	$599.1	$(87.1)	(15)%	$1,003.3	$1,210.8	$(207.5)	(17)%
Percentage of product revenues	63.6%	67.2%			63.6%	68.4%
Service gross margin	155.8	123.1	32.7	27%	298.6	247.3	51.3	21%
Percentage of service revenues	57.9%	53.7%			56.4%	54.6%
Total gross margin	$667.8	$722.2	$(54.4)	(8)%	$1,301.9	$1,458.1	$(156.2)	(11)%
Percentage of net revenues	62.2%	64.4%			61.8%	65.6%

Product gross margin percentage decreased in the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a shift in product mix to lower margin products and geographical mix. Service gross margin percentage increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to higher service revenue, as well as our effort to maintain cost efficiencies.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Research and development	$268.7	$257.3	$11.4	4%	$538.3	$519.2	$19.1	4%
Percentage of net revenues	25.0%	23.0%			25.6%	23.4%
Sales and marketing	259.5	246.6	12.9	5%	517.2	492.9	24.3	5%
Percentage of net revenues	24.2%	22.0%			24.6%	22.2%
General and administrative	48.8	44.3	4.5	10%	103.5	89.2	14.3	16%
Percentage of net revenues	4.5%	3.9%			4.9%	4.0%
Amortization of purchased intangible assets	1.2	1.3	(0.1)	(8)%	2.4	2.9	(0.5)	(17)%
Percentage of net revenues	0.1%	0.1%			0.1%	0.1%
Restructuring	3.2	(0.9)	4.1	N/M	5.2	(1.3)	6.5	N/M
Percentage of net revenues	0.3%	(0.1)%			0.2%	(0.1)%
Acquisition-related	(0.2)	2.7	(2.9)	N/M	0.9	6.8	(5.9)	(87)%
Percentage of net revenues	—%	0.2%			—%	0.3%
Total operating expenses	$581.2	$551.3	$29.9	5%	$1,167.5	$1,109.7	$57.8	5%
Percentage of net revenues	54.1%	49.1%			55.4%	49.9%
________________________
N/M = not meaningful

Research and development expense increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in personnel expenses as we continue to invest in new product innovation and expand our product portfolio.

Sales and marketing expenses increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in marketing and advertisement related expenses, personnel related expenses, partially offset by lower commissions during the first half of 2012.

General and administrative expenses increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in outside professional services, which included legal and consulting fees to support our financial-related initiatives.

Amortization of purchased intangible assets decreased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to certain intangible assets which were fully amortized in 2011, partially offset by the addition of intangible assets from acquisitions completed during the first quarter of 2012.

We incurred $3.2 million and $5.2 million of net restructuring charges during the three and six months ended June 30, 2012, as we continued to execute our 2011 Restructuring Plan, which was implemented during the third quarter of 2011, to better align our business operations with macroeconomic and other market conditions. These restructuring charges were related to workforce reductions and facilities closures. As we complete the alignment next quarter, we estimate that we will incur additional facility costs ranging from $5 million to $6 million. In addition, as part of our productivity and efficiency initiatives, we plan to reduce ongoing operating expenses. We anticipate that these initiatives will result in operating expense reductions of approximately $150 million for the full year 2013, in comparison to the current full year levels. Further, we anticipate that this may involve future restructuring charges.

Acquisition-related charges were lower during the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, primarily due to higher acquisition-related costs for our acquisitions completed during the fourth quarter of 2010 and during the first half of 2011 as compared to the most recent periods. See Note 3, Business Combinations, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, for further discussion of these acquisitions.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Cost of revenues - Product	$1.2	$1.2	$—	—%	$2.3	$2.2	$0.1	5%
Cost of revenues - Service	4.2	4.4	(0.2)	(5)%	9.4	8.4	1.0	12%
Research and development	28.5	26.6	1.9	7%	54.3	48.9	5.4	11%
Sales and marketing	21.0	19.2	1.8	9%	42.9	32.4	10.5	32%
General and administrative	7.0	8.7	(1.7)	(20)%	18.0	17.3	0.7	4%
Total	$61.9	$60.1	$1.8	3%	$126.9	$109.2	$17.7	16%

Share-based compensation expense increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in RSU awards granted and a change in standard vesting terms of those awards granted during the first half of 2012.

Effect of Foreign Currency

The change in operating expenses, including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was approximately 3% and not material during the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, foreign currency fluctuations were not material.

Other Income (Expense), Net and Income Tax Provision

The following table presents other income (expense), net and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest income	$2.9	$2.6	$0.3	12%	$5.7	$5.0	$0.7	14%
Interest expense	(13.5)	(15.2)	1.7	(11)%	(27.7)	(21.6)	(6.1)	28%
Other	13.4	(1.1)	14.5	N/M	0.4	(3.5)	3.9	N/M
Total other income (expense), net	$2.8	$(13.7)	$16.5	N/M	$(21.6)	$(20.1)	$(1.5)	7%
Percentage of net revenues	0.3%	(1.2)%			(1.0)%	(0.9)%

Income tax provision	$31.8	$41.7	$(9.9)	(24)%	$38.8	$83.0	$(44.2)	(53)%
Effective tax rate	35.5%	26.5%			34.4%	25.3%
________________________
N/M = not meaningful

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest income increased during the three and six months ended June 30, 2012 as compared to the same periods in the prior year, primarily due to a slight increase in the cash and investment balances. Interest expense primarily consists of interest from our long-term debt and customer financing arrangements. During the three months ended June 30, 2012, the decrease in interest expense compared to the same period in 2011, was primarily due to the capitalization of interest relating to our campus build-out. During the six months ended June 30, 2012, the increase in interest expense compared to the same period in 2011, was primarily due to the issuance of our debt near the end of the first quarter of 2011. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. As compared to the three and six months ended June 30, 2011, the increase in Other was primarily due to a net gain on privately-held investments of $14.8 million recorded during the three months ended June 30, 2012.

The effective tax rates for the three and six months ended June 30, 2012, are similar to the federal statutory rate of 35%. The effective rates for the periods do not reflect the benefit of the federal R&D credit, which expired on December 31, 2011. The effective tax rates for the three and six months ended June 30, 2011 differed from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

For a further explanation of our income tax provision, see Note 13, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Segment Information

For a description of the products and services for each segment, see Note 12, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Report.

Platform Systems Division Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in millions except percentages)				(in millions except percentages)
PSD product revenues:
Routers	$487.4	$580.6	$(93.2)	(16)%	$945.0	$1,163.4	$(218.4)	(19)%
Switches	139.9	117.1	22.8	19%	263.4	217.7	45.7	21%
Security/other	41.8	53.8	(12.0)	(22)%	88.1	105.2	(17.1)	(16)%
Total PSD product revenues	669.1	751.5	(82.4)	(11)%	1,296.5	1,486.3	(189.8)	(13)%
PSD service revenues	202.4	165.4	37.0	22%	399.2	329.2	70.0	21%
Total PSD revenues	$871.5	$916.9	$(45.4)	(5)%	$1,695.7	$1,815.5	$(119.8)	(7)%

PSD contribution margin (*)	$351.1	$415.5	$(64.4)	(15)%	$655.8	$832.6	$(176.8)	(21)%
Percentage of PSD revenues	40.3%	45.3%			38.7%	45.9%
_______________________________

(*)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 12, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of this Report.

During the three and six months ended June 30, 2012, PSD product revenues decreased compared to the same periods in 2011, due to lower spending by our international and content service provider customers which resulted in decreased sales of our routing and security/other products. The decrease was primarily attributable to the decline in sales of our edge legacy routing products, partially offset by the increase in the sale of our switching products.

During the three and six months ended June 30, 2012, PSD service revenues increased compared to the same periods in 2011. The increase was mainly attributable to stronger contract renewal on support services.

PSD contribution margin as a percent of PSD revenues decreased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to the decline in revenues and to a lesser extent, product mix due to higher volume of lower margin products, geographical mix, and increased costs as the result of new product introductions.

Software Solutions Divisions Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in millions except percentages)				(in millions except percentages)
SSD product revenues:
Security/other	$117.0	$105.3	$11.7	11%	$239.7	$221.9	$17.8	8%
Routing	18.6	34.7	(16.1)	(46)%	40.4	60.7	(20.3)	(33)%
Total SSD product revenues	135.6	140.0	(4.4)	(3)%	280.1	282.6	(2.5)	(1)%
SSD service revenues	66.7	63.7	3.0	5%	130.5	124.1	6.4	5%
Total SSD revenues	$202.3	$203.7	$(1.4)	(1)%	$410.6	$406.7	$3.9	1%

SSD contribution margin (*)	$74.5	$74.6	$(0.1)	—%	$156.4	$155.7	$0.7	—%
Percentage of SSD revenues	36.8%	36.6%			38.1%	38.3%
_______________________________

(*)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 12, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Report.

During the three and six months ended June 30, 2012, SSD product revenues decreased slightly compared to the same periods in 2011. The decrease was primarily due to a decline in sales of our routing service products, partially offset by increased sales of our security products as a result of strong service provider demand during the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2012, SSD service revenues increased compared to the same periods in 2011. The increase was mainly attributable to stronger contract renewal on support services during the period.

SSD contribution margin as a percentage of SSD revenues was relatively flat for the three and six months ended June 30, 2012, compared to the same periods in 2011. The increase during the three months ended June 30, 2012 was attributable to lower product royalty and higher service revenue. The decrease during the six months ended June 30, 2012 was primarily due to a shift in product mix toward higher sale volume of lower margin products.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of long-term debt. The following table shows our capital resources (in millions, except percentages and days sales outstanding):

	June 30, 2012	December 31, 2011	$ Change	% Change
Working capital	$2,776.5	$2,973.0	$(196.5)	(7)%
Deferred revenue	$992.9	$967.0	$25.9	3%
Days sales outstanding ("DSO")	34	46	(12)	(26)%

Cash and cash equivalents	$3,044.3	$2,910.4	$133.9	5%
Short-term investments	394.5	641.3	(246.8)	(38)%
Long-term investments	833.0	740.7	92.3	12%
Total cash, cash equivalents, and investments	4,271.8	4,292.4	(20.6)	—%
Long-term debt	999.1	999.0	0.1	—%
Net cash, cash equivalents, and investments	$3,272.7	$3,293.4	$(20.7)	(1)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $196.5 million in the six months ended June 30, 2012, primarily due to purchases of capital equipment, campus build-out expenditures, repurchases of our outstanding common stock under our stock repurchase programs, and cash payments for acquisitions completed during the first half of 2012.

DSO as of June 30, 2012 decreased by 12 days, or 26% compared to December 31, 2011. The decrease was primarily due to shipment linearity.

Summary of Cash Flows

In the six months ended June 30, 2012, cash and cash equivalents increased by $133.9 million. The increase was the result of cash generated by our operating activities of $314.3 million, offset by cash used in investing and financing activities of $93.7 million and $86.8 million, respectively.

Operating Activities

Cash flows from operations for the six months ended June 30, 2012, was $314.3 million as compared to $558.0 million for the same period in 2011. The decrease was primarily due to lower net income, timing of payments to our vendors, an increase in inventory purchases, and higher taxes paid.

Investing Activities

For the six months ended June 30, 2012, net cash used in investing activities was $93.7 million compared to $530.4 million for the six months ended June 30, 2011. The decrease between these periods was primarily due to an increase in our investment balances using proceeds from our debt offering in the six months ended June 30, 2011, partially offset by higher spending on acquisitions and property and equipment during the six months ended June 30, 2012.

Financing Activities

Net cash used in financing activities was $86.8 million for the six months ended June 30, 2012, compared to net cash generated from financing activities of $998.7 million for the same period in 2011. The change was primarily due to the issuance of our long-term debt on March 5, 2011. For further discussion of our long-term debt, see Note 9, Long-Term Debt and Financing, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Stock Repurchase Activities

In June 2012, our Board of Directors (the “Board”) approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized us to repurchase up to $1.0 billion of our common stock. This authorization was in addition to the $1.0 billion approved by the Board in February 2010 (the "2010 Stock Repurchase Program").

We repurchased and retired approximately 5.0 million and 7.4 million shares of our common stock at an average price of $18.76 and $19.72 per share for an aggregate purchase price of $94.0 million and $145.6 million during the three and six months ended June 30, 2012, respectively, under our stock repurchase programs. As of June 30, 2012, there was $1.1 billion remaining authorized funds under our stock repurchase programs.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	June 30, 2012	December 31, 2011
Deferred product revenue:
Undelivered product commitments and other product deferrals	$281.6	$288.1
Distributor inventory and other sell-through items	112.6	134.0
Deferred gross product revenue	394.2	422.1
Deferred cost of product revenue	(102.7)	(136.9)
Deferred product revenue, net	291.5	285.2
Deferred service revenue	701.4	681.8
Total	$992.9	$967.0

Deferred gross product revenue as of June 30, 2012, decreased $27.9 million compared to December 31, 2011, primarily due to the release of several large product commitments delivered during the six months ended June 30, 2012. Total deferred service revenue increased $19.6 million compared to December 31, 2011, primarily due to an increase in new service contracts and renewal of existing contracts.

Contractual Obligations

There have been no significant changes during the six months ended June 30, 2012, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under the 2012 Stock Repurchase Program and 2010 Stock Repurchase Program, our liquidity may be impacted. As of June 30, 2012, 52% of our cash and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2010, we filed a $1.5 billion shelf registration statement with the SEC. In March 2011, we issued $1.0 billion in principle amount of senior notes under the shelf registration statement. While we have no current plans to do so, we may issue up to $500 million in additional securities under the shelf registration statement. The shelf registration statement is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any additional offerings of securities under the shelf registration statement will be made pursuant to a prospectus. However, such financing opportunities may not be available on terms acceptable to us or at all.

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. For fiscal year 2012, we intend to target the number of shares underlying equity awards granted on an annual basis at 2.75% or less of our common stock outstanding. Based upon shares underlying our grants to date of options, RSUs, and PSAs (counting only the on-target measure of such PSAs), we believe we are on track with respect to this goal for 2012.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objectives will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of these controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors

Factors That May Affect Future Results

Investments in our securities involve significant risks. The market price of our stock has historically reflected a higher multiple of earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes, or other factors, could trigger, and have triggered in the past, significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors disclosed by the Company, including, but not limited to, the following factors, that could affect our stock price.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in geographies in which our products and services are sold, changing market and economic conditions, current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions, and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending, particularly in the first and third quarters.

As a result of these factors, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below our guidance or the expectations of securities analysts or investors, in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, concerns over the sovereign debt situation in certain countries in the European Union, as well as continued turmoil in the geopolitical environment in many parts of the world, have and may continue to put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

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
A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 15% of our net revenues in the first quarter of 2012 and 12% of our net revenues in the second quarter of 2012. Changes in the business requirements, vendor selection, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

A customer's decision to purchase certain of our products, particularly new products, involves a significant commitment of its resources and a lengthy evaluation and product qualification process. As a result, the sales cycle may be lengthy. In particular, customers making critical decisions regarding the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. Throughout the sales cycle, we may spend considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. Timing of deployment can vary widely and depends on the skill set of the customer, the size of the network deployment, the complexity of the customer's network environment, and the degree of hardware and operating system configuration necessary to deploy the products. Customers with large networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular basis. These long cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, both of which may be exacerbated by the impact of continued global economic weakness, may cause revenues and operating results to vary significantly and unexpectedly from quarter-to-quarter.

We face intense competition that could reduce our revenues and adversely affect our business and financial results.

Competition is intense in the markets that we address. The PSD market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade, Extreme Networks, Hewlett Packard Company, and Huawei. In the SSD market, we face intense competition from a broader group of companies such as Check Point, Cisco, F5 Networks, Palo Alto Networks, and Fortinet. In addition, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as customers may delay spending decisions. For example, Ericsson acquired Redback in 2007, and Brocade acquired Foundry Networks in 2009. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

We expect our gross margins to vary over time, and the level of product gross margins achieved by us in recent years may not be sustainable.

We expect our product gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, increases in inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own products that compete with our products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, was acquired by Alcatel, a competitor of ours. As a result of the merger, Lucent became a competitor, their resale of our products declined, and we ultimately terminated our reseller agreement with Lucent. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

Telecommunications service provider companies, which comprise a significant portion of our customer base, and other large companies, because of their size, generally have greater purchasing power and, accordingly, have requested and received more favorable terms from others, which often translate into more onerous terms and conditions from us. Recently, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

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

During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future growth in our business and the economy is likely to create greater pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component levels. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

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

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including Juniper Networks, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, Juniper Networks' information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks.

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

The adoption and implementation of such regulations could decrease demand for our products, increase the cost of building and selling our products, impact our ability to ship products into affected areas and recognize revenue in a timely manner and require us to spend significant time and expense to comply. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

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
We may face difficulties enforcing our proprietary rights.
We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. Although we have been issued numerous patents and other patent applications are currently now pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us or protect our technology. Furthermore, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled our success.

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

Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions may also require us to issue common stock or assume equity awards that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

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

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. As of June 30, 2012, our goodwill was $3,987.7 million. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as any marked decline in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

Our products are highly technical and if they contain undetected errors or malware or do not meet customer quality expectations, our business could be adversely affected, and we may be subject to lawsuits or be required to pay damages in connection with any alleged or actual failure of our products and services.

Our products are highly technical and complex, are critical to the operation of many networks, and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects, or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end-customers. Any errors, defects, malware or security vulnerabilities discovered in our products after commercial release could result in monetary penalties, loss of revenues or delay in revenue recognition, loss of customers, loss of future business and reputation, penalties, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations. In addition, in the event an error, defect, malware, or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed. Moreover, if our products fail to satisfy our customers' quality expectations for whatever reason, the perception of and the demand for our products could be adversely affected.

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

At June 30, 2012, we had $3,044.3 million in cash and cash equivalents and $1,227.5 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes.

In March 2011, we issued senior unsecured notes for an aggregate principle amount of $1.0 billion (see discussion in Note 9, Long-Term Debt and Financing, in the Notes to Condensed Consolidated Financial Statements). We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the senior notes. However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the senior notes) or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (*)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (*)
April 1 - April 30, 2012	—	$—	—	$162,225,622
May 1 - May 31, 2012	5,009,400	18.76	5,009,400	$68,227,364
June 1 - June 30, 2012	—	—	—	$1,068,227,364
Total	5,009,400	$18.76	5,009,400
________________________________

(*)
Shares were repurchased under the stock repurchase programs approved by the Board in June 2012 (the "2012 Stock Repurchase Program") and February 2010 (the “2010 Stock Repurchase Program”), which authorized the Company to purchase an aggregate of up to $2.0 billion of the Company's common stock. Future share repurchases under these programs will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time. As of June 30, 2012, these programs had $1.1 billion remaining authorized funds available for future stock repurchases.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

3.2
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.1
Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.2
Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

August 8, 2012	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 8, 2012	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Finance and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

3.2
Amended and Restated Bylaws of Juniper Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.1
Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

10.2
Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.