Form 10-Q
period 2012-09-30
JUNIPER NETWORKS INC
filed 2012-11-08
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were approximately 515,574,955 shares of the Company's Common Stock, par value $0.00001, outstanding as of October 31, 2012.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Product	$838,179	$861,935	$2,414,714	$2,630,803
Service	280,132	243,861	809,854	697,149
Total net revenues	1,118,311	1,105,796	3,224,568	3,327,952
Cost of revenues:
Product	334,645	286,609	907,863	844,746
Service	109,835	107,583	340,946	313,551
Total cost of revenues	444,480	394,192	1,248,809	1,158,297
Gross margin	673,831	711,604	1,975,759	2,169,655
Operating expenses:
Research and development	288,178	257,096	826,514	776,325
Sales and marketing	261,026	254,933	778,200	747,859
General and administrative	49,442	44,455	152,883	133,639
Amortization of purchased intangible assets	1,148	1,263	3,562	4,139
Restructuring and other charges	31,018	16,813	36,218	15,550
Acquisition-related and other charges	250	18	1,186	6,804
Total operating expenses	631,062	574,578	1,798,563	1,684,316
Operating income	42,769	137,026	177,196	485,339
Other expense, net	(3,956)	(15,957)	(25,617)	(36,107)
Income before income taxes and noncontrolling interest	38,813	121,069	151,579	449,232
Income tax provision	21,999	37,398	60,776	120,383
Consolidated net income	16,814	83,671	90,803	328,849
Adjust for net (income) loss attributable to noncontrolling interest	—	(8)	—	124
Net income attributable to Juniper Networks	$16,814	$83,663	$90,803	$328,973

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.03	$0.16	$0.17	$0.62
Diluted	$0.03	$0.16	$0.17	$0.60
Shares used in computing net income per share:
Basic	521,178	529,286	525,419	530,994
Diluted	524,537	536,583	530,343	544,086

Comprehensive income	$30,403	$67,425	$113,620	$324,756

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,707,940	$2,910,420
Short-term investments	439,278	641,323
Accounts receivable, net of allowances	397,082	577,386
Deferred tax assets, net	229,374	154,310
Prepaid expenses and other current assets	168,625	156,222
Total current assets	3,942,299	4,439,661
Property and equipment, net	768,530	598,581
Long-term investments	900,769	740,659
Restricted cash and investments	102,661	78,307
Purchased intangible assets, net	118,655	123,114
Goodwill	3,987,073	3,928,144
Other long-term assets	140,607	75,354
Total assets	$9,960,594	$9,983,820
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$224,242	$324,843
Accrued compensation	230,102	223,018
Accrued warranty	29,776	28,276
Deferred revenue	771,709	712,663
Income taxes payable	66,996	12,545
Other accrued liabilities	178,976	165,358
Total current liabilities	1,501,801	1,466,703
Long-term debt	999,145	999,034
Long-term deferred revenue	221,217	254,364
Long-term income taxes payable	116,929	108,471
Other long-term liabilities	41,622	65,590
Total liabilities	2,880,714	2,894,162
Commitments and contingencies
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000,000 shares authorized; 515,332 shares and 526,409 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	10,042,392	10,079,169
Accumulated other comprehensive income (loss)	5,227	(17,590)
Accumulated deficit	(2,968,220)	(2,972,402)
Total Juniper Networks stockholders' equity	7,079,404	7,089,182
Noncontrolling interest	476	476
Total stockholders' equity	7,079,880	7,089,658
Total liabilities and stockholders' equity	$9,960,594	$9,983,820

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$90,803	$328,849
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash portion of share-based compensation	186,002	165,236
Depreciation and amortization	137,855	125,986
Restructuring and other charges	88,618	15,550
Deferred income taxes	(75,064)	(6,014)
(Gain) loss on investments, net	(7,810)	982
Excess tax benefits from share-based compensation	(7,184)	(44,524)
Amortization of debt issuance costs	708	509
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	180,368	152,019
Prepaid expenses and other assets	(54,089)	14,103
Accounts payable	(114,020)	(25,962)
Accrued compensation	5,608	(62,625)
Income taxes payable	64,715	70,241
Other accrued liabilities	(24,838)	7,759
Deferred revenue	15,899	1,012
Net cash provided by operating activities	487,571	743,121
Cash flows from investing activities:
Purchases of property and equipment	(256,753)	(187,886)
Purchases of trading investments	(3,776)	(4,575)
Purchases of available-for-sale investments	(1,009,076)	(1,893,474)
Proceeds from sales of available-for-sale investments	625,119	1,050,936
Proceeds from maturities of available-for-sale investments	431,705	446,150
Payments for business acquisitions, net of cash and cash equivalents acquired	(90,487)	(31,101)
Proceeds from sales of privately-held investments	32,715	2,143
Purchases of privately-held investments	(11,123)	(34,545)
Purchase of licensed software	(65,297)	—
Changes in restricted cash	(20,820)	(1,144)
Net cash used in investing activities	(367,793)	(653,496)
Cash flows from financing activities:
Proceeds from issuance of common stock	88,225	341,063
Purchases and retirement of common stock	(400,070)	(548,590)
Payment for capital lease obligation	(1,430)	—
Issuance of long-term debt, net	—	991,556
Change in customer financing arrangements	(16,167)	(7,616)
Excess tax benefits from share-based compensation	7,184	44,524
Net cash (used in) provided by financing activities	(322,258)	820,937
Net (decrease) increase in cash and cash equivalents	(202,480)	910,562
Cash and cash equivalents at beginning of period	2,910,420	1,811,887
Cash and cash equivalents at end of period	$2,707,940	$2,722,449
See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (“Juniper Networks” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2011, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2011. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

During the third quarter of 2012, the Company recorded net out of period adjustments reducing income before income taxes and noncontrolling interest by $8.2 million. These net adjustments resulted in increased research and development expense by $18.6 million related to prototype development costs, partially offset by increased net revenues of $6.2 million related to the reversal of certain revenue obligations and reduced cost of revenues by $4.2 million related to inventory purchases. The Company assessed the materiality of these adjustments, using relevant quantitative and qualitative factors, and determined that these adjustments, both individually and in the aggregate, were not material to any previously reported period.

Beginning in the first quarter of 2012, the Company aligned its organizational structure to focus on its platform and software strategy, which resulted in two reportable segments organized principally by product families: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). In fiscal 2011, the Company was organized into two reportable segments, Infrastructure and Service Layer Technology. The Company has reclassified the segment data for the prior periods to conform to the current period's presentation. The segment change did not impact previously reported consolidated net revenues, operating income, net income, and net income per share. See Note 13, Segments, for further discussion of the Company's segment reorganization.

As of September 30, 2012, the Company owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and terminate the joint venture. NSN has assumed the activities of the joint venture. The Company is in the process of winding down this joint venture and the termination of this joint venture is not expected to have a material effect on the Company's financial position or results of operations.

Note 2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as compared to the accounting policies described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Topic 350 - Intangibles - Goodwill and Other ("ASU 2012-02"), which amends Topic 350 to allow an entity to first assess

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company intends to adopt this standard in the first quarter of 2013 and does not expect the adoption will have an impact on our consolidated results of operations or financial condition.

In September 2011, the FASB issued Accounting Standards Update ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other ("ASU 2011-08"), which amends Topic 350 and provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted this standard in the first quarter of 2012. The Company’s adoption of the standard during the first quarter of 2012 did not impact its consolidated results of operations or financial condition.

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
During the nine months ended September 30, 2012, the Company completed two acquisitions. During the three months ended September 30, 2012, the Company recorded adjustments of $0.6 million to acquired assets and liabilities related to the acquisitions completed in 2012 and finalized the purchase accounting related to these acquisitions.
On February 13, 2012, the Company acquired 100% of the equity securities of Mykonos Software, Inc. ("Mykonos"). The acquisition of Mykonos is intended to extend Juniper Networks' security portfolio with an intrusion deception system capable of detecting an attacker before an attack is in process. Goodwill recognized as the result of the acquisition was assigned to the SSD segment.
On March 8, 2012, the Company acquired a source code license, patent joint-ownership, and employees related to the service management layer of BitGravity, Inc.'s ("BitGravity") Content Delivery Network ("CDN") technology. Goodwill recognized as the result of the acquisition was assigned to the SSD segment.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the purchase consideration allocations for these acquisitions, including cash and cash equivalents acquired (in millions):

	Mykonos	BitGravity	Total
Net tangible assets/(liabilities) acquired	$(0.2)	$0.1	$(0.1)
Intangible assets acquired	24.3	12.4	36.7
Goodwill	58.5	0.5	59.0
Total	$82.6	$13.0	$95.6

The Company recorded $0.3 million of acquisition-related costs during the three months ended September 30, 2012 and an immaterial amount of acquisition-related costs during the three months ended September 30, 2011. Acquisition-related costs of $1.2 million and $9.3 million were recorded during the nine months ended September 30, 2012 and September 30, 2011, respectively. These acquisition-related charges were expensed in the period incurred and reported in the Company's Condensed Consolidated Statements of Comprehensive Income within cost of revenues and operating expenses.

The goodwill recognized for the acquisitions completed during the nine months ended September 30, 2012, was primarily attributable to expected synergies and was not deductible for U.S. federal income tax purposes.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired through the business combinations completed during the nine months ended September 30, 2012 (in millions, except years):

	2012 Acquisitions
	Weighted Average Estimated Useful Life (In Years)	Amount
Existing technology	5	$31.7
Trade name and trademarks	7	1.0
In-process research and development ("IPR&D")	—	4.0
Total		$36.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash, Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses, based on the specific identification method, and fair value of investments designated as available-for-sale and trading securities as of September 30, 2012 and December 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2012
Fixed income securities:
Asset-backed securities	$175.4	$0.4	$—	$175.8
Certificates of deposit	26.9	—	—	26.9
Commercial paper	3.0	—	—	3.0
Corporate debt securities	566.2	3.1	—	569.3
Foreign government debt securities	10.0	—	—	10.0
Government-sponsored enterprise obligations	251.2	0.3	—	251.5
Money market funds	1,430.2	—	—	1,430.2
U.S. government securities	462.7	0.2	—	462.9
Total fixed income securities	2,925.6	4.0	—	2,929.6
Publicly-traded equity securities	3.0	0.6	—	3.6
Total available-for-sale securities	2,928.6	4.6	—	2,933.2
Trading securities(*)	12.6	—	—	12.6
Total	$2,941.2	$4.6	$—	$2,945.8

Reported as:
Cash equivalents	$1,605.7	$—	$—	$1,605.7
Short-term investments	438.2	1.1	—	439.3
Long-term investments	897.3	3.5	—	900.8
Total	$2,941.2	$4.6	$—	$2,945.8
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefit Plans, under the section Deferred Compensation Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011
Fixed income securities:
Asset-backed securities	$124.7	$0.1	$(0.1)	$124.7
Certificates of deposit	31.8	—	—	31.8
Commercial paper	10.0	—	—	10.0
Corporate debt securities	508.2	1.0	(0.5)	508.7
Government-sponsored enterprise obligations	430.8	0.3	(0.1)	431.0
Money market funds	1,316.2	—	—	1,316.2
U.S. government securities	301.1	—	(0.1)	301.0
Total fixed income securities	2,722.8	1.4	(0.8)	2,723.4
Total available-for-sale securities	2,722.8	1.4	(0.8)	2,723.4
Trading securities(*)	9.3	—	—	9.3
Total	$2,732.1	$1.4	$(0.8)	$2,732.7

Reported as:
Cash equivalents	$1,350.7	$—	$—	$1,350.7
Short-term investments	640.9	0.4	—	641.3
Long-term investments	740.5	1.0	(0.8)	740.7
Total	$2,732.1	$1.4	$(0.8)	$2,732.7

________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefit Plans, under the section Deferred Compensation Plan.

The following table presents the maturities of the Company's fixed income securities as of September 30, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$2,028.3	$0.5	$—	$2,028.8
Due between one and five years	897.3	3.5	—	900.8
Total	$2,925.6	$4.0	$—	$2,929.6

As of September 30, 2012, the unrealized losses for investments in an unrealized loss position for less than twelve months and more than twelve months were not material. The following tables present the Company's available-for-sale investments that were in an unrealized loss position as of September 30, 2012 and December 31, 2011 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2012
Corporate debt securities	$40.8	$—	$—	$—	$40.8	$—
U.S. government securities	51.0	—	—	—	51.0	—
Government-sponsored enterprise obligations	20.0	—	—	—	20.0	—
Asset-backed securities	16.9	—	1.4	—	18.3	—
Total	$128.7	$—	$1.4	$—	$130.1	$—

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011
Corporate debt securities	$189.9	$(0.5)	$—	$—	$189.9	$(0.5)
U.S. government securities	186.7	(0.1)	—	—	186.7	(0.1)
Government-sponsored enterprise obligations	146.0	(0.1)	—	—	146.0	(0.1)
Asset-backed securities (*)	76.8	(0.1)	0.3	—	77.1	(0.1)
Total	$599.4	$(0.8)	$0.3	$—	$599.7	$(0.8)
 ________________________________
(*) Balance greater than 12 months includes investments that were in an immaterial unrealized loss position as of December 31, 2011.

The Company had 39 and 135 investments in unrealized loss positions as of September 30, 2012 and December 31, 2011, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. For the fixed income securities that have unrealized losses, the Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2012 and December 31, 2011, the Company did not consider these investments to be other-than-temporarily impaired. The Company reviews its investments on a regular basis to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

Restricted Cash and Investments
The Company classifies cash and investments as restricted cash and investments on its Condensed Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required by certain acquisitions completed between 2005 and 2012; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust. During the three and nine months ended September 30, 2012, the Company distributed approximately $0.1 million and $79.6 million of restricted cash, respectively, mainly related to amounts held in escrow accounts for acquisitions.

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the Condensed Consolidated Balance Sheets and designated as available-for-sale securities (in millions):

	As of
	September 30, 2012	December 31, 2011
Restricted cash:
Demand deposits	$0.9	$0.6
Total restricted cash	0.9	0.6
Restricted investments:
Corporate debt securities	1.9	1.6
Mutual funds	1.2	1.0
Money market funds	98.7	75.1
Total restricted investments	101.8	77.7
Total restricted cash and investments	$102.7	$78.3

As of September 30, 2012 and December 31, 2011, the unrealized gains and losses related to restricted investments were not material.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Privately-Held Investments

As of September 30, 2012 and December 31, 2011, the carrying values of the Company’s privately-held and other equity investments of $33.9 million and $51.8 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets and were accounted for under the cost method. During the three and nine months ended September 30, 2012, the Company invested $5.0 million and $11.1 million, respectively, in privately-held investments. During the three and nine months ended September 30, 2011, the Company invested $25.6 million and $34.5 million, respectively, in privately-held and other equity investments.

During the three and nine months ended September 30, 2012, the Company recognized a net gain of $5.8 million and $6.6 million, respectively, related to the Company's privately-held investments. During the three and nine months ended September 30, 2011, the Company recognized a loss of $1.8 million from the impairment of a privately-held investment partially offset by gains on other privately-held investments.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 30, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale debt securities:
Asset-backed securities	$—	$175.8	$—	$175.8
Certificate of deposit	—	26.9	—	26.9
Commercial paper	—	3.0	—	3.0
Corporate debt securities (1)	—	571.2	—	571.2
Foreign government debt securities	—	10.0	—	10.0
Government-sponsored enterprise obligations	241.5	10.0	—	251.5
Money market funds (2)	1,528.9	—	—	1,528.9
Mutual funds (3)	1.2	—	—	1.2
U.S. government securities	260.8	202.1	—	462.9
Total available-for-sale debt securities	2,032.4	999.0	—	3,031.4
Available-for-sale equity securities:
Publicly-traded equity securities	3.6	—	—	3.6
Total available-for-sale securities	2,036.0	999.0	—	3,035.0
Trading securities:
Mutual funds (4)	12.6	—	—	12.6
Derivative assets:
Foreign exchange contracts	—	4.6	—	4.6
Total assets measured at fair value	$2,048.6	$1,003.6	$—	$3,052.2

Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$0.6	$—	$0.6
Total liabilities measured at fair value	$—	$0.6	$—	$0.6
________________________________

(1)	Balance includes $1.9 million of restricted investments measured at fair market value, related to the Company's India Gratuity Trust.

(2)	Balance includes $98.7 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisitions related escrows.

(3)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(4)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at September 30, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Total assets measured at fair value, reported as:
Cash equivalents	$1,430.2	$175.5	$—	$1,605.7
Short-term investments	212.7	226.6	—	439.3
Long-term investments	305.8	595.0	—	900.8
Restricted investments	99.9	1.9	—	101.8
Prepaid expenses and other current assets	—	4.6	—	4.6
Total assets measured at fair value	$2,048.6	$1,003.6	$—	$3,052.2

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$0.6	$—	$0.6
Total liabilities measured at fair value	$—	$0.6	$—	$0.6

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale debt securities:
Asset-backed securities	$—	$124.7	$—	$124.7
Certificate of deposit	—	31.8	—	31.8
Commercial paper	—	10.0	—	10.0
Corporate debt securities (1)	—	510.3	—	510.3
Government-sponsored enterprise obligations	314.2	116.8	—	431.0
Money market funds (2)	1,391.3	—	—	1,391.3
Mutual funds (3)	1.0	—	—	1.0
U.S. government securities	149.3	151.7	—	301.0
Total available-for-sale debt securities	1,855.8	945.3	—	2,801.1
Trading securities:
Mutual funds (4)	9.3	—	—	9.3
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$1,865.1	$945.7	$—	$2,810.8

Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$9.6	$—	$9.6
Total liabilities measured at fair value	$—	$9.6	$—	$9.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

The Company's Level 2 fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended September 30, 2012 and September 30, 2011, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held equity investments, are measured at fair value on a nonrecurring basis if impairment is indicated.
Privately-held equity investments, which are normally carried at cost, are measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments. The Company measured the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. During the third quarter of 2012, privately-held equity investments with a carrying value of $6.0 million were measured at fair value. As of September 30, 2012, their fair value was zero. As of December 31, 2011, the carrying value of privately-held equity investments was $0.4 million. These investments were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity.
During the three and nine months ended September 30, 2012, respectively, the Company recognized an other-than-temporary impairment loss of $6.0 million and $20.0 million, respectively, for privately-held equity investments measured at fair. During the three and nine months ended September, 30, 2011, the Company recognized an other-than-temporary impairment loss of $1.8 million for privately-held equity investments at fair.
During the third quarter of 2012, certain purchased intangible assets with a carrying value of 5.4 million were measured at fair value. As of September 30, 2012, their fair was zero. As of December 31, 2011, there were no purchased intangible assets

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

measured at fair value on a nonrecurring basis. The Company measured the fair value of these assets primarily using discounted cash flow projections. Purchased intangible assets were classified as Level 3 assets, due to the absence of quoted market prices. See Note 7, Goodwill and Purchased Intangibles Assets, for further information.
During the three and nine months ended September 30, 2012, an other-than-temporary impairment charge of $5.4 million related to purchased intangible assets was recognized in cost of revenues. There were no such charges for the three and nine months ended September 30, 2011.
As of September 30, 2012 and December 31, 2011, the Company had no liabilities measured at fair value on a nonrecurring basis.

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

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	September 30, 2012	December 31, 2011
Cash flow hedges	$130.2	$184.3
Non-designated derivatives	102.8	122.7
Total	$233.0	$307.0

Cash Flow Hedges

The Company can use foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other expense, net in its Condensed Consolidated Statements of Comprehensive Income. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next 12 months.

As of September 30, 2012 and December 31, 2011, the total fair value of the Company’s derivative assets recorded in other current assets on the Condensed Consolidated Balance Sheets was $4.6 million and $0.4 million, respectively. As of September 30, 2012 and December 31, 2011, the total fair value of the Company’s derivative liabilities recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets was $0.6 million and $9.6 million, respectively.

During the three and nine months ended September 30, 2012, the Company recognized a gain of $5.7 million and $6.5 million, respectively, in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $3.2 million and $8.7 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Comprehensive Income. During the three and nine months ended September 30, 2011, the Company recognized a loss of $5.6 million and a gain of $1.5 million, respectively, in accumulated other comprehensive

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

income for the effective portion of its derivative instruments and reclassified a gain of $1.2 million and $3.4 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Comprehensive Income.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Comprehensive Income was not material during the three and nine months ended September 30, 2012 and September 30, 2011.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other expense, net in the Condensed Consolidated Statements of Comprehensive Income. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately two months.

During the three and nine months ended September 30, 2012, the Company recognized a net gain of $0.3 million and $0.5 million, respectively, within other expense, net, on its Condensed Consolidated Statements of Comprehensive Income from non-designated derivative instruments. During the three and nine months ended September 30, 2011, the Company recognized a net gain of $0.8 million and $1.0 million, respectively, within other expense, net, on its Condensed Consolidated Statements of Comprehensive Income from non-designated derivative instruments.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity allocated to the Company's reportable segments during the nine months ended September 30, 2012 (in millions):

	PSD	SSD	Total
Balance as of January 1, 2012	$1,795.6	$2,132.5	$3,928.1
Additions due to business combinations	—	59.6	59.6
Accumulated adjustment to goodwill	—	(0.6)	(0.6)
Balance as of September 30, 2012	$1,795.6	$2,191.5	$3,987.1

The additions to goodwill were based on the purchase price allocation of the acquisitions completed during the first quarter of 2012. During the nine months ended September 30, 2012, the Company recorded adjustments of $0.6 million to acquired assets and liabilities related to the acquisitions completed in 2012. There were no impairments to goodwill during the three and nine months ended September 30, 2012 and September 30, 2011.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of September 30, 2012
Intangible assets with finite lives:
Technologies and patents	$538.1	$(426.4)	$(16.1)	$95.6
Other	92.5	(69.4)	—	23.1
Total purchased intangible assets	$630.6	$(495.8)	$(16.1)	$118.7

As of December 31, 2011
Intangible assets with finite lives:
Technologies and patents	$499.5	$(404.2)	$—	$95.3
Other	91.5	(66.5)	—	25.0
Total intangible assets with finite lives	591.0	(470.7)	—	120.3
IPR&D with indefinite lives	2.8	—	—	2.8
Total purchased intangible assets	$593.8	$(470.7)	$—	$123.1

During the third quarter of 2012, $6.8 million of acquired IPR&D accounted for as indefinite lived assets reached technological feasibility and were reclassified as amortizable finite-lived assets. Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $9.0 million and $6.7 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $25.1 million and $20.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

In connection with the restructuring plan discussed in Note 9, Restructuring and Other Charges, the Company assessed the impairment and remaining useful life of certain intangible assets and determined intangible assets of $5.4 million were impaired and written-down to their fair value of zero, and other intangible assets of $10.7 million will no longer be utilized. As a result, the Company recorded $16.1 million in charges related to these items during the three and nine months ended September 30, 2012, which are included in cost of revenues in the Condensed Consolidated Statements of Comprehensive Income.

The purchased intangible assets balance as of September 30, 2012, includes intangible assets acquired through acquisitions completed during the first quarter of 2012. Refer to Note 3, Business Combinations, for further details.

As of September 30, 2012, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2012	$7.2
2013	28.6
2014	28.5
2015	24.9
2016	12.2
Thereafter	17.3
Total	$118.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

	As of
	September 30, 2012	December 31, 2011
Inventories, net
Production materials	$61.4	$52.4
Finished goods	19.4	16.7
Total inventories, net	$80.8	$69.1

In connection with the restructuring plan discussed in Note 9, Restructuring and Other Charges, the Company recorded a charge during the third quarter of 2012, to cost of revenues of $36.3 million, representing component inventory held in excess of forecasted demand.

Licensed Software

On July 3, 2012, the Company entered into an agreement with Riverbed Technology, Inc. ("Riverbed") to license Riverbed's Application Delivery Controller (“ADC”) software in exchange for the aggregate consideration of $87.9 million, which consist of the following: (1) cash consideration of $75.0 million ($65.0 million paid in the third quarter of 2012 and the remaining $10.0 million payable in the third quarter of 2013); (2) technology integration services with a fair value of $12.6 million; (3) technology partnership in wide area network optimization solutions; and (4) transaction costs of $0.3 million. Contingent consideration of up to $10.0 million has not been recorded but may also be payable to Riverbed if certain third-party approvals of the underlying technology integration services are not obtained.
The aggregate consideration of $87.9 million was allocated to the acquired ADC software of $84.3 million and associated prepaid maintenance and support of $1.0 million. The licensed software acquired was reported within other long-term assets on the Condensed Consolidated Balance Sheets. It will be amortized over its useful life of 6 years beginning in the period in which the product is available for general release to customers, estimated to be in 2013. The amortization expense will be recognized in cost of product revenues.
The technology integration services require the Company to develop certain technology, cross-license of associated software, and to provide support over seven years. The fair value of technology integration services, less estimated amounts to be reimbursed is reported within deferred revenue on the Condensed Consolidated Balance Sheets. Amounts are deferred until the underlying technology has been delivered. In the event third-party approval is not obtained, $20.0 million becomes immediately payable to Riverbed. This amount is held in escrow and reported within restricted cash and investments on the Condensed Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranties

The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the nine months ended September 30, 2012 were as follows (in millions):

As of
September 30, 2012
Beginning balance	$28.3
Provisions made during the period, net	24.3
Change in estimate	—
Actual costs incurred during the period	(22.8)
Ending balance	$29.8

Deferred Revenue

Details of the Company's deferred revenue, as reported on the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2012	December 31, 2011
Deferred product revenue:
Undelivered product commitments and other product deferrals	$299.4	$288.1
Distributor inventory and other sell-through items	136.9	134.0
Deferred gross product revenue	436.3	422.1
Deferred cost of product revenue	(103.3)	(136.9)
Deferred product revenue, net	333.0	285.2
Deferred service revenue	659.9	681.8
Total	$992.9	$967.0
Reported as:
Current	$771.7	$712.6
Long-term	221.2	254.4
Total	$992.9	$967.0

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Expense, Net

Other expense, net consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$2.6	$2.2	$8.3	$7.2
Interest expense	(12.8)	(13.9)	(40.6)	(35.6)
Other	6.2	(4.2)	6.7	(7.7)
Other expense, net	$(4.0)	$(15.9)	$(25.6)	$(36.1)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest expense from long-term debt and customer financing arrangements. Other income and expense typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. During the three and nine months ended September 30, 2012, the Company recognized a net gain in Other of $5.8 million and $6.6 million, respectively, related to the Company's privately-held investments. During the three and nine months ended September 30, 2011, Other included legal expenses unrelated to current or recent operations of $1.4 million and $6.8 million, respectively, and net losses on privately-held and other equity investments of $1.1 million and $1.0 million, respectively.

Note 9. Restructuring and Other Charges

Restructuring charges are based on the Company's restructuring plans that were committed to by management. These restructuring charges are recorded within cost of revenues or restructuring and other charges in the Condensed Consolidated Statements of Comprehensive Income, as applicable. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

2012 Restructuring Plan

During the third quarter of 2012, the Company initiated a restructuring plan (the "2012 Restructuring Plan") to bring its cost structure more in line with its long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies. During the three months ended September 30, 2012, the Company recorded $29.1 million in severance costs and $0.4 million of other charges related to the 2012 Restructuring Plan. These accrued amounts are expected to be paid out through the fourth quarter of 2012. In connection with its restructuring activities, the Company also recorded certain inventory and intangible asset impairment charges totaling $52.4 million to cost of revenues.

2011 and 2009 Restructuring Plans

During the third quarter of 2011, the Company implemented a restructuring plan (the "2011 Restructuring Plan") in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions, facility closures and to a lesser extent, contract terminations.

During 2009, the Company implemented a restructuring plan (the "2009 Restructuring Plan," and together with the 2011 Restructuring Plan, the "Restructuring Plans") in an effort to better align its business operations with the market and macroeconomic conditions. The 2009 Restructuring Plan included restructuring of certain business functions that resulted in reductions of workforce and facilities. The Company recorded the majority of the restructuring charges associated with this plan during the years ended December 31, 2010 and 2009.

The Company recorded net restructuring charges of $1.5 million and $6.7 million during the three and nine months ended September 30, 2012, respectively, for severance and facilities related to the restructuring activities associated with the 2011 Restructuring Plan. During the three and nine months ended September 30, 2011, the Company recorded net restructuring charges of $16.8 million and $15.6 million, respectively, primarily in connection with the 2011 Restructuring Plan. As of

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

September 30, 2012, the remaining restructuring liability relates to severance costs under the 2011 Restructuring Plan which are expected to be paid during the fourth quarter of 2012, as well as facilities-related charges under the Restructuring Plans, which are expected to be completed by March 2018.

In connection with the restructuring plans discussed above, the Company expects to record aggregate future charges of approximately $20.0 million through 2013, consisting of approximately $4.0 million and $16.0 million related to workforce reductions and facility closures and other charges, respectively.

The following table provides a summary of changes in the restructuring liability related to the Company's plans during the nine months ended September 30, 2012 (in millions):

	December 31, 2011	Charges	Cash Payments	Non-cash Settlements and Other	September 30, 2012
Severance	$3.1	$32.6	$(6.6)	$1.0	$30.1
Facilities	1.0	3.2	(1.5)	—	2.7
Other charges	—	0.4	—	(0.4)	—
Total	$4.1	$36.2	$(8.1)	$0.6	$32.8

Note 10. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of September 30, 2012
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016 ("2016 Notes")	$300.0	3.12%
4.60% fixed-rate notes, due 2021 ("2021 Notes")	300.0	4.63%
5.95% fixed-rate notes, due 2041 ("2041 Notes")	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(0.9)
Total	$999.1

The effective interest rates for the 2016 Notes, 2021 Notes, and 2041 Notes (collectively the “Notes”) include the interest on the Notes, accretion of the discount, and amortization of issuance costs. At September 30, 2012 and December 31, 2011, the estimated fair value of the Notes included in long-term debt was approximately $1,082.4 million and $1,069.8 million, respectively, based on quoted market prices (Level 1).

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $198.8 million and $153.4 million during the three months ended September 30, 2012 and September 30, 2011, respectively, and $482.0 million and $552.4 million during the nine months ended September 30, 2012 and September 30, 2011, respectively.

The Company received cash proceeds from the financing provider of $156.7 million and $142.8 million during the three months ended September 30, 2012 and September 30, 2011, respectively, and $482.5 million and $544.7 million during the nine months ended September 30, 2012 and September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, the amounts owed by the financing provider were $152.3 million and $162.9 million, respectively, and were recorded in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2012 and December 31, 2011, the estimated cash received from the financing provider not recognized as revenue from distributors was $17.8 million and $33.3 million, respectively.

Note 11. Equity

Stock Repurchase Activities

In June 2012, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the "2012 Stock Repurchase Program"), which authorized the Company to repurchase up to $1.0 billion of its common stock from time to time in management's discretion. This authorization was in addition to the $1.0 billion approved by the Board in February 2010 (the "2010 Stock Repurchase Program").

During the three and nine months ended September 30, 2012, the Company repurchased and retired approximately 13.9 million and 21.3 million shares of its common stock under its stock repurchase programs at an average price of $18.00 and $18.60 per share for an aggregate purchase price of $250.0 million and $395.6 million, respectively. During the three and nine months ended September 30, 2011, the Company repurchased and retired approximately 8.9 million and 17.5 million shares of its common stock at an average price of $21.47 and $30.93 per share for an aggregate purchase price of $191.0 million and $541.2 million, respectively. As of September 30, 2012, there were $818.2 million of authorized funds remaining under the 2012 Stock Repurchase Program. There were no remaining funds under the 2010 Stock Repurchase Program.

Comprehensive Income Attributable to Juniper Networks

The activity for each component of comprehensive income attributable to Juniper Networks, net of related taxes, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income	$16.8	$83.7	$90.8	$328.8
Other comprehensive income:
Change in unrealized gain (loss) on investments	8.4	(8.7)	17.5	(5.8)
Change in foreign currency translation adjustment	5.2	(7.5)	5.3	1.7
Total other comprehensive income (loss)	13.6	(16.2)	22.8	(4.1)
Consolidated comprehensive income	30.4	67.5	113.6	324.7
Adjust for comprehensive loss attributable to noncontrolling interest	—	—	—	0.1
Comprehensive income attributable to Juniper Networks	$30.4	$67.5	$113.6	$324.8

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

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006 and had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. In addition, the Company’s stockholders’ approved amendments to the 2006 Plan that increased the number of shares reserved for issuance under the 2006 Plan, thereby increasing the authorized share reserve by 30.0 million shares in May 2010 and 2011, respectively, and 25.0 million shares in May 2012. As of September 30, 2012, the 2006 Plan had 59.0 million shares subject to currently outstanding equity awards and 50.2 million shares available for future issuance.

In connection with certain past acquisitions, the Company assumed stock options and RSU awards under the stock plans of the acquired companies. The Company exchanged those awards for Juniper Networks' stock options and RSUs. As of September 30, 2012, stock options and RSUs representing approximately 1.2 million shares of common stock were outstanding under awards assumed through the Company's past acquisitions.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2012 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	38.6	$23.98
Options granted	3.1	22.81
Options canceled	(2.1)	25.61
Options exercised	(2.8)	10.84
Options expired	(1.1)	26.97
Balance at September 30, 2012	35.7	$24.73	3.2	$17.2

As of September 30, 2012:
Vested or expected-to-vest options	34.6	$24.58	3.2	$17.1
Exercisable options	27.4	$23.59	2.6	$15.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $17.11 per share as of September 30, 2012, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $1.6 million and $24.8 million for the three and nine months ended September 30, 2012, respectively. The total fair value of vested options for the three and nine months ended September 30, 2012 was $14.2 million and $57.1 million, respectively.

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

The following table summarizes the Company’s RSU and PSA activity and related information as of and for the nine months ended September 30, 2012 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	19.6	$30.27
RSUs granted	7.8	20.83
RSUs assumed	0.2	22.47
PSAs granted (*)	2.2	23.07
RSUs vested	(2.2)	28.10
PSAs vested	(1.9)	18.02
RSUs canceled	(1.5)	28.66
PSAs canceled	(0.9)	32.50
Balance at September 30, 2012	23.3	$27.77	1.4	$399.0

As of September 30, 2012:
Vested and expected-to-vest RSUs and PSAs	18.8	$27.56	1.3	$322.4
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Shares Available for Grant

The following table presents the stock grant activity and the total number of shares available for grant under the 2006 Plan as of September 30, 2012 (in millions):

Number of Shares
Balance at January 1, 2012	41.1
Additional shares authorized for issuance	25.0
RSUs and PSAs granted (1)	(21.0)
Options granted	(3.1)
RSUs and PSAs canceled (1)	5.0
Options canceled (2)	2.1
Options expired (2)	1.1
Balance at September 30, 2012	50.2
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

(2)	Includes canceled or expired options under the 1996 Plan and the 2000 Plan that expired after May 18, 2006, which become available for grant under the 2006 Plan according to its terms.

Employee Stock Purchase Plan

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Under the 2008 Purchase Plan, employees purchased approximately 1.9 million and 3.6 million shares at an average per share price of $14.90 and $16.26 for the three and nine months ended September 30, 2012, respectively, and 1.4 million and 2.4 million shares at an average price of $19.88 and $21.53 for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, approximately 9.5 million shares have been issued and 9.5 million shares remain available for future issuance under the 2008 Purchase Plan.

Common Stock Reserved for Future Issuance

As of September 30, 2012, the Company had reserved an aggregate of approximately 118.7 million shares of common stock for future issuance under its equity incentive plans and the 2008 Purchase Plan.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The weighted average assumptions used and the resulting estimates of fair value for stock options and the employee stock purchase plan were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Options:
Volatility	46%	46%	46%	41%
Risk-free interest rate	0.7%	0.8%	0.8%	1.7%
Expected life (years)	4.2	4.1	4.2	4.3
Dividend yield	—	—	—	—
Weighted-average fair value per share	$6.89	$8.34	$8.46	$15.12

Employee Stock Purchase Plan:
Volatility	42%	45%	47%	40%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$4.77	$6.37	$5.53	$7.50

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

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, and PSAs was recorded in the following cost and expense categories (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues - Product	$1.2	$1.2	$3.5	$3.4
Cost of revenues - Service	3.8	3.8	13.2	12.1
Research and development	26.0	26.5	80.3	75.4
Sales and marketing	21.4	20.6	64.3	53.0
General and administrative	6.7	8.4	24.7	25.7
Total	$59.1	$60.5	$186.0	$169.6

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$14.3	$18.8	$47.1	$58.4
RSUs and PSAs	39.7	35.6	122.3	93.6
Assumed RSUs	0.4	—	1.0	—
Employee stock purchase plan	4.7	4.6	15.6	13.2
Other acquisition-related compensation	—	1.5	—	4.4
Total	$59.1	$60.5	$186.0	$169.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2012, approximately $81.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.3 years and approximately $269.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 2.0 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company has matched employee contributions since January 1, 2001, currently matching 25% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $4.8 million and $16.8 million for the three and nine months ended September 30, 2012, respectively, and $3.9 million and $13.7 million for the three and nine months ended September 30, 2011, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments, and offsetting obligations are included within accrued compensation in the Condensed Consolidated Balance Sheets. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in other expense, net, and the offsetting compensation expense is recorded as operating expenses in the Condensed Consolidated Statements of Comprehensive Income. The deferred compensation liability under the NQDC plan was approximately $12.6 million and $9.3 million as of September 30, 2012 and December 31, 2011, respectively. See Note 4, Cash, Cash Equivalents, and Investments, for additional information regarding the Company's NQDC plan.

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

To provide improved visibility and comparability, the Company reclassified segment operating results for 2011 to conform with the 2012 organizational realignments.

The Company’s PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), branch, and customer premise equipment level. The Company's PSD segment consists of routing, switching, and security/other products and services. Routing includes products and services from the ACX, E, M, MX, PTX and T Series. Switching primarily consists of products and services for EX Series and wireless local area network solutions, as well as QFabric™. Security/other includes products and services from the branch SRX, branch firewall, and J Series, as well as the network application platform, Junos® Space.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The CODM does not allocate to the Company's business segments certain operating expenses managed separately at the corporate level. Direct costs and operating expenses, such as standard cost of goods sold, research and development, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on factors including headcount, usage, and revenue. Segment contribution margin is comprised of these direct costs and operating expenses, as well as these indirect costs. Corporate unallocated expenses includes: sales, marketing, general and administrative costs, share-based compensation, amortization of purchased intangible assets, restructuring and other charges, gains or losses on equity investments, other expense, net, income taxes, and certain other charges. Segment contribution margin excludes these corporate unallocated expenses.

The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
PSD	$892.9	$879.8	$2,588.6	$2,695.3
SSD	225.4	226.0	636.0	632.7
Total net revenues	1,118.3	1,105.8	3,224.6	3,328.0

Segment contribution margin:
PSD	356.1	381.8	1,011.9	1,214.3
SSD	99.8	94.5	256.2	250.3
Total segment contribution margin	455.9	476.3	1,268.1	1,464.6

Corporate unallocated expenses (1)	(266.5)	(255.1)	(794.2)	(755.4)
Amortization of purchased intangible assets (2)	(9.0)	(6.7)	(25.1)	(20.2)
Share-based compensation expense	(59.1)	(60.5)	(186.0)	(169.6)
Share-based payroll tax expense	(0.1)	(0.2)	(1.1)	(9.2)
Restructuring and other charges (3)	(83.4)	(16.8)	(88.6)	(15.6)
Acquisition-related and other charges (4)	(0.3)	—	(1.2)	(9.3)
Other	5.3	—	5.3	—
Total operating income	42.8	137.0	177.2	485.3
Other expense, net	(4.0)	(15.9)	(25.6)	(36.1)
Income before income taxes and noncontrolling interest	$38.8	$121.1	$151.6	$449.2
________________________________

(1)	Amount includes unallocated costs for global functions such as sales, marketing, and general and administrative.

(2)	Amount includes amortization expense of purchased intangible assets reported in operating expenses and in cost of revenues.

(3)	Amount includes restructuring and other charges reported in operating expenses and in cost of revenues.

(4)	Amount includes acquisition-related costs reported in operating expenses and in cost of revenues.
Depreciation expense allocated to the PSD segment was $30.6 million and $88.2 million in the three and nine months ended September 30, 2012, respectively, and $28.3 million and $80.8 million in the three and nine months ended September 30, 2011, respectively. Depreciation expense allocated to the SSD segment was $8.5 million and $24.6 million in the three and nine months ended September 30, 2012, respectively, and $8.4 million and $25.0 million in the three and nine months ended September 30, 2011, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Americas:
United States	$507.6	$502.3	$1,513.6	$1,552.3
Other	52.7	54.2	165.3	164.6
Total Americas	560.3	556.5	1,678.9	1,716.9
Europe, Middle East, and Africa	321.3	311.3	927.7	940.2
Asia Pacific	236.7	238.0	618.0	670.9
Total	$1,118.3	$1,105.8	$3,224.6	$3,328.0
During the three months ended September 30, 2012, no customers accounted for greater than 10% of net revenues. During the nine months ended September 30, 2012, Verizon Communications, Inc. accounted for 12.0% of net revenues. During the three and nine months ended September 30, 2011, no single customer accounted for 10% or more of net revenues.

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of September 30, 2012 and December 31, 2011, were attributable to U.S. operations. As of September 30, 2012 and December 31, 2011, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 82% and 80%, respectively . Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14. Income Taxes

The Company recorded a tax provision of $22.0 million and $60.8 million, or effective tax rates of 56.7% and 40.1% for the three and nine months ended September 30, 2012, respectively. The Company recorded a tax provision of $37.4 million and $120.4 million for the three and nine months ended September 30, 2011, or effective tax rates of 30.9% and 26.8%, respectively.

The effective tax rates for the three and nine months ended September 30, 2012, differ from the federal statutory rate of 35% primarily due to the effect of changes in foreign earnings coupled with the impact of the restructuring charges in the period. The effective rates for the periods do not reflect the benefit of the federal R&D credit, which expired on December 31, 2011.

The effective tax rates for the three and nine months ended September 30, 2011, differ from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.
The gross unrecognized tax benefits increased by approximately $9.6 million for the nine months ended September 30, 2012. In the same period, a benefit primarily related to expiration of statutes of limitation of approximately $3.3 million, including interest and penalties, impacted the effective tax rate.
The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2004 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of September 30, 2012.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

The Company is pursuing all available administrative procedures relative to the matters referenced above. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, see Note 16, Commitments and Contingencies, under the heading “IRS Notices of Proposed Adjustments.”

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of the gross unrecognized tax benefits will decrease by approximately $2.5 million within the next twelve months due to lapses of applicable statutes of limitation in multiple jurisdictions that the Company operated in. However, at this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the remaining unrecognized tax liabilities due to uncertainties in the timing of tax audit outcomes.

Note 15. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Juniper Networks	$16.8	$83.7	$90.8	$329.0
Denominator:
Weighted-average shares used to compute basic net income per share	521.2	529.3	525.4	531.0
Dilutive effect of employee stock awards	3.3	7.3	4.9	13.1
Weighted-average shares used to compute diluted net income per share	524.5	536.6	530.3	544.1
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.03	$0.16	$0.17	$0.62
Diluted	$0.03	$0.16	$0.17	$0.60
Basic net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, employee stock purchase plan issuances, vesting of RSUs, and vesting of PSAs.
The Company excludes both outstanding stock options with exercise prices that are greater than the average market price and RSUs with grant date fair market value that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares of approximately 36.8 million and 33.0 million shares for the three and nine months ended September 30, 2012, respectively, and 29.8 million and 12.8 million shares for the three and nine months ended September 30, 2011, respectively, were outstanding but were not included in the computation of diluted net income per share.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16. Commitments and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of September 30, 2012 (in millions):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter	Other
Operating leases	$280.6	$15.9	$52.1	$45.6	$37.2	$28.6	$101.2	$—
Purchase commitments	105.0	105.0	—	—	—	—	—	—
Tax liabilities	116.9	—	—	—	—	—	—	116.9
Long-term debt	1,000.0	—	—	—	—	300.0	700.0	—
Interest payment on long-term debt	826.2	—	46.9	46.9	46.9	41.9	643.6	—
Other contractual obligations	143.3	131.2	6.3	3.4	2.4	—	—	—
Total	$2,472.0	$252.1	$105.3	$95.9	$86.5	$370.5	$1,444.8	$116.9

Operating Leases

The Company leases certain facilities and equipment under operating leases that expire at various times, the longest of which expires on November 30, 2022. Future minimum payments for non-cancelable operating leases totaled $280.6 million as of September 30, 2012. Rent expense was $15.7 million and $47.2 million for the three and nine months ended September 30, 2012, respectively, and $17.0 million and $49.6 million for the three and nine months ended September 30, 2011, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place non-cancelable, non-returnable (“NCNR”) orders for components based on the Company’s build forecasts. As of September 30, 2012, there were NCNR component orders placed by the contract manufacturers with a value of $105.0 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified periods, the Company may incur carrying charges or obsolete materials charges for components that the contract manufacturers purchased to build products to meet the Company’s forecast or customer orders. As of September 30, 2012, the Company had accrued $18.5 million based on its estimate of such charges.

Tax Liabilities

As of September 30, 2012, the Company had $116.9 million included in long-term liabilities in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to the $116.9 million in liability due to uncertainties in the timing of tax audit outcomes.

Long-Term Debt and Interest Payment on Long-Term Debt

As of September 30, 2012, the Company held long-term debt consisting of senior notes with a carrying value of $999.1 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Contractual Obligations

As of September 30, 2012, other contractual obligations primarily consisted of $48.7 million in indemnity-related and service related escrows, required by certain asset purchases and acquisitions completed in 2005, 2010 and 2012, $81.1 million in campus build-out obligations, and other miscellaneous commitments.
Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of September 30, 2012 and December 31, 2011, the Company had $19.5 million and $19.9 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

Legal Proceedings
The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. The Company is aggressively defending its current litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses. Unless otherwise noted below, during the period presented, we have not: recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

2011 Federal Securities Class Action

On August 15, 2011, a purported securities class action lawsuit, captioned City of Royal Oak Retirement System v. Juniper Networks, Inc., et al., Case No. 11-cv-04003-LHK, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's business and prospects. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class. On January 9, 2012 the Court appointed City of Omaha Police and Fire Retirement System and City of Bristol Pension Fund as lead plaintiffs. Lead plaintiffs allege that defendants made false and misleading statements about the Company's business and future prospects, and failed to adequately disclose the impact of certain changes in accounting rules. Lead plaintiffs purport to assert claims for violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased or otherwise acquired Juniper Networks' common stock between July 20, 2010 and July 26, 2011, inclusive. On March 14, 2012, Defendants filed motions to dismiss lead plaintiffs' amended complaint. On July 23, 2012, the Court issued an order dismissing the action and giving lead plaintiffs leave to file an amended complaint. Lead plaintiffs filed their second amended complaint on August 20, 2012. Defendants filed a motion to dismiss the second amended complaint on September 17, 2012, and lead plaintiffs filed their opposition on October 22, 2012. Defendants' reply brief is due November 8, 2012. A hearing on the motion to dismiss is scheduled for January 31, 2013.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 17. Subsequent Events

Stock Repurchases

Subsequent to September 30, 2012, through the filing of this Report, the Company repurchased 9.9 million shares of its common stock, for $168.5 million at an average purchase price of $17.03 per share, under the 2012 Stock Repurchase Program. Repurchases of 8.8 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Under the 2012 Stock Repurchase Program, the Company has $649.7 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” "Juniper Networks," or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission ("SEC"), specifically our most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided a summary of our business and market environment along with a financial results overview. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services that together provide our customers with a high-performance network infrastructure built on simplicity, security, openness, and scale. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our core competencies in hardware systems, silicon design, network architecture, and our open cross-network software platform are helping customers achieve superior performance, greater choice and flexibility while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Beginning in the first quarter of 2012, we aligned our organizational structure to focus on our platform and software strategy, which resulted in two business segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic between data centers, core, edge, aggregation, campus, wireless local area network ("WLAN"), branch, and customer premise equipment. Our SSD segment offers solutions that address a broad array of our customers' priorities, from protecting the users, applications, and data on the network to providing network services across a distributed infrastructure. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers.
We remain focused on a common vision for the new network and we believe that the organizational structure we have in place will effectively drive our innovative portfolio and support our customers' next-generation network requirements. Together, our high-performance product and service offerings help our customers to convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, increased performance, reliability, and security to end-users. We remain dedicated to uncovering new ideas and innovations that will serve the exponentially increasing demands of the networked world, and we will endeavor to continue to build solutions that center on simplification, automation, and open innovation.
In the third quarter of 2012, we continued to experience an uncertain global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their capital spending in the near term. Nevertheless, we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing and we continue to see positive long-term fundamentals for high-performance networking.

In the third quarter of 2012, we saw increased momentum with our new product offerings, including new customer adoption of our QFabric (“QFX”) solutions, T4000 Core Routers, PTX Series Packet Transport switches, and ACX Series Universal Access Routers, which began shipping in the third quarter of 2012. We also continued to take market share with new customer wins with the EX Series, MX Series, SRX and mobile security solutions. Additionally, we announced industry performance-leading MX2020 and MX2010 3D Universal Edge Routers and new JunosV App Engine, which enable service providers to transform the network edge into a powerful platform for rapid service deployment. We also launched the Junos Content Encore with MX Application Services Modular Line Card, which enables the delivery of premium content services over broadband connections across multiple device types. Furthermore, we announced a technology partnership in wide area network ("WAN") optimization, application delivery, and mobility with Riverbed Technology, which will enable more secure, efficient delivery of applications across devices, networks and clouds.

During the third quarter of 2012, we initiated a restructuring plan (the "2012 Restructuring Plan") to bring our cost structure more in line with our long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies. In connection with the 2012 Restructuring Plan, we recorded operating expenses of $31.0 million for workforce reductions, facility consolidations or closures, and other charges during the third quarter of 2012. We also recorded certain inventory charges of $36.3 million and intangible asset impairment charges of $16.1 million to cost of revenues. We expect to incur charges related to the 2012 Restructuring Plan through the end of fiscal 2013. We continue to anticipate that our restructuring and cost reduction activities will result in approximately $150.0 million in cost reduction savings, with the majority in operating expenses, and to a lesser extent, in both product and service cost of revenues for the full year 2013, in comparison to our the current full year levels. See Note 9, Restructuring and Other Charges, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, for further discussion of our restructuring activities.

Financial Results Overview

Our financial highlights for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows (in millions, except per share amounts and percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	%Change	2012	2011	$ Change	%Change
Net revenues	$1,118.3	$1,105.8	$12.5	1%	$3,224.6	$3,328.0	$(103.4)	(3)%
Operating income	42.8	137.0	$(94.2)	(69)%	$177.2	$485.3	$(308.1)	(63)%
Percentage of net revenues	3.8%	12.4%			5.5%	14.6%
Net income attributable to Juniper Networks	$16.8	$83.7	$(66.9)	(80)%	$90.8	$329.0	$(238.2)	(72)%
Percentage of net revenues	1.5%	7.6%			2.8%	9.9%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.03	$0.16	$(0.13)	(81)%	$0.17	$0.62	$(0.45)	(73)%
Diluted	$0.03	$0.16	$(0.13)	(81)%	$0.17	$0.60	$(0.43)	(72)%

•
Net Revenues: During the three months ended September 30, 2012, we experienced net revenue growth in EMEA and the Americas as well as the service provider market, offset by declines in APAC and the enterprise market compared to the same period in 2011. The slight year-over-year increase in our net revenues during the three months ended September 30, 2012, was primarily due to an increase in service revenue from strong contract renewals and an increase from the sales of our switching products, offset in part by the decline in sales of our core and edge legacy routing products. During the nine months ended September 30, 2012, we experienced a decline in net revenues across all regions as well as across both the service provider and enterprise markets compared to the same period in 2011. The year-over-year decrease in our net revenues during the nine months ended September 30, 2012, was primarily due to a decline in sales of our core and edge legacy routing products, partially offset by an increase in our service revenue, switching products and legacy high end firewall products.

•
Operating Income: Our operating income decreased as a percentage of net revenues during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to restructuring and other associated charges of $83.4 million and $88.6 million recorded during three and nine months ended September 30, 2012, respectively, related to workforce reduction activities, facility closures, and asset write-downs. During the three and nine months ended September 30, 2012, out of period adjustments related to prototype development costs were recorded which increased research and development expense by $18.6 million.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stockholders: The decrease in net income attributable to Juniper Networks during the three and nine months ended September 30, 2012, compared to the same periods in 2011, reflects the lower operating income discussed above.

•
Operating Cash Flows: Operating cash flows decreased during the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to lower net income, higher taxes paid, timing of payments to our vendors, and an increase in inventory purchases.

•	Book-to-Bill: Book-to-bill was greater than one as of September 30, 2012 and was one as of December 31, 2011.

•
Deferred Revenue: Total deferred revenue increased by $25.9 million to $992.9 million as of September 30, 2012, compared to $967.0 million as of December 31, 2011, primarily due to an increase in deferred product revenue driven by undelivered product commitments and other product deferrals. This increase was partially offset by a decrease in deferred service revenue driven by timing of revenue recognition, offset by service contracts renewal.

•
Stock Repurchase Plan Activity: Under our stock repurchase programs, we repurchased approximately 13.9 million shares of our common stock in the open market at an average price of $18.00 per share for an aggregate purchase price of $250.0 million during the three months ended September 30, 2012 and 21.3 million shares of our common stock at an average price of $18.60 per share for an aggregate purchase price of $395.6 million during the nine months ended September 30, 2012.

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

During the nine months ended September 30, 2012, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Product	$838.2	$861.9	$(23.7)	(3)%	$2,414.7	$2,630.8	$(216.1)	(8)%
Percentage of net revenues	75.0%	77.9%			74.9%	79.1%
Service	280.1	243.9	36.2	15%	809.9	697.2	112.7	16%
Percentage of net revenues	25.0%	22.1%			25.1%	20.9%
Total net revenues	$1,118.3	$1,105.8	$12.5	1%	$3,224.6	$3,328.0	$(103.4)	(3)%

The decrease in product revenues during the three and nine months ended September 30, 2012, was primarily due to decline in sales of our core and edge legacy routing products, partially offset by an increase in our switching products during the three and nine months ended September 30, 2012, and our legacy high end firewall products during the nine months ended September 30, 2012, compared to the same periods in the 2011. During the three and nine months ended September 30, 2012, the increase in service revenue was primarily driven by strong contract renewals compared to the same periods in the 2011.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Service provider	$705.2	$685.0	$20.2	3%	$2,071.8	$2,156.6	$(84.8)	(4)%
Percentage of net revenues	63.1%	61.9%			64.2%	64.8%
Enterprise	413.1	420.8	(7.7)	(2)%	1,152.8	1,171.4	(18.6)	(2)%
Percentage of net revenues	36.9%	38.1%			35.8%	35.2%
Total net revenues	$1,118.3	$1,105.8	$12.5	1%	$3,224.6	$3,328.0	$(103.4)	(3)%

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

Net revenues from sales to the service provider market increased during the three months ended September 30, 2012, compared to the same period in 2011, primarily due to increased demand from some our content service providers in the Americas, partially offset by a decrease in sales in our APAC regions. Net revenues from sales to the service provider market decreased during the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to reduced routing purchases by some of our international and content service providers.

Net revenues generated from the enterprise market decreased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to lower revenue in federal and financial services compared to a strong third quarter in the prior year.

During the three months ended September 30, 2012, no single customer accounted for 10% or more of our net revenues. During the nine months ended September 30, 2012, Verizon Communications, Inc. accounted for 12.0% of net revenues. During the three and nine months ended September 30, 2011, no single customer accounted for 10% or more of our net revenues.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Americas:
United States	$507.6	$502.3	$5.3	1%	$1,513.6	$1,552.3	$(38.7)	(2)%
Other	52.7	54.2	(1.5)	(3)%	165.3	164.6	0.7	—%
Total Americas	560.3	556.5	3.8	1%	1,678.9	1,716.9	(38.0)	(2)%
Percentage of net revenues	50.1%	50.4%			52.0%	51.6%
EMEA	321.3	311.3	10.0	3%	927.7	940.2	(12.5)	(1)%
Percentage of net revenues	28.7%	28.1%			28.8%	28.3%
APAC	236.7	238.0	(1.3)	(1)%	618.0	670.9	(52.9)	(8)%
Percentage of net revenues	21.2%	21.5%			19.2%	20.1%
Total net revenues	$1,118.3	$1,105.8	$12.5	1%	$3,224.6	$3,328.0	$(103.4)	(3)%

Net revenues in the Americas increased during the three months ended September 30, 2012, primarily due to an increase in sales to certain service providers in the United States compared to the same period in 2011. During the nine months ended September 30, 2012, net revenues in the Americas decreased primarily due to overall weakness in enterprise markets compared to the same period in 2011.

The increase in net revenues in EMEA for the three months ended September 30, 2012 reflected increased sales to enterprise customers. For the three months ended September 30, 2012, the increases were primarily in Eastern Europe, partially offset by decreased sales to the United Kingdom and Germany compared to the same period in 2011. For the nine months ended September 30, 2012, the decrease in net revenues in EMEA compared to the same period in 2011 was primarily due to decreased sales in the United Kingdom, Sweden, Germany and Spain, partially offset by increased revenue from a top service provider in Eastern Europe, which spans a broad range of our product portfolio.

The decrease in net revenues in APAC during the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to a decrease in sales to a certain service provider customer in Japan as a result of a large product deployment that occurred during the first nine months of 2011.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Gross margin:
Product gross margin	$503.5	$575.3	$(71.8)	(12)%	$1,506.9	$1,786.1	$(279.2)	(16)%
Percentage of product revenues	60.1%	66.7%			62.4%	67.9%
Service gross margin	170.3	136.3	34.0	25%	468.9	383.6	85.3	22%
Percentage of service revenues	60.8%	55.9%			57.9%	55.0%
Total gross margin	$673.8	$711.6	$(37.8)	(5)%	$1,975.8	$2,169.7	$(193.9)	(9)%
Percentage of net revenues	60.3%	64.4%			61.3%	65.2%

Product gross margin percentage decreased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to a $36.3 million inventory charge related to component inventory held in excess of forecasted demand and intangible asset impairment charges of $16.1 million, a shift in product mix to lower margin products, and a shift in geographical mix.

Service gross margin percentage increased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to higher service revenue, as well as a reduction in costs as a result of our effort to maintain cost efficiencies.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Research and development	$288.2	$257.1	$31.1	12%	$826.5	$776.3	$50.2	6%
Percentage of net revenues	25.8%	23.2%			25.6%	23.3%
Sales and marketing	261.0	254.9	6.1	2%	778.2	747.9	30.3	4%
Percentage of net revenues	23.3%	23.1%			24.2%	22.5%
General and administrative	49.4	44.5	4.9	11%	152.9	133.6	19.3	14%
Percentage of net revenues	4.4%	4.0%			4.8%	4.0%
Amortization of purchased intangible assets	1.2	1.3	(0.1)	(8)%	3.6	4.1	(0.5)	(12)%
Percentage of net revenues	0.1%	0.2%			0.1%	0.1%
Restructuring and other charges	31.0	16.8	14.2	84%	36.2	15.6	20.6	132%
Percentage of net revenues	2.8%	1.5%			1.1%	0.5%
Acquisition-related and other charges	0.3	—	0.3	N/M	1.2	6.8	(5.6)	(82)%
Percentage of net revenues	—%	—%			—%	0.2%
Total operating expenses	$631.1	$574.6	$56.5	10%	$1,798.6	$1,684.3	$114.3	7%
Percentage of net revenues	56.4%	52.0%			55.8%	50.6%
________________________
N/M = not meaningful

Research and development expense increased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to an increase in personnel expense as we continue to invest in new product innovation and expand our product portfolio. During the three and nine months ended September 30, 2012, out of period adjustments related to prototype development costs were recorded which increased research and development expense by $18.6 million.

Sales and marketing expenses increased marginally during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to an increase in personnel related expenses, partially offset by lower commissions during the nine months of 2012.

General and administrative expenses increased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to an increase in outside professional services, which included legal and consulting fees to support our financial-related initiatives.

Amortization of purchased intangible assets decreased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to certain intangible assets which were fully amortized in 2011, partially offset by the addition of intangible assets from acquisitions completed during the first quarter of 2012.

Restructuring and other charges increased during the three and nine months ended September 30, 2012 due to our 2012 Restructuring Plan. During the three months ended September 30, 2012, we recorded $29.1 million in severance charges and $0.4 million in other charges in connection with the 2012 Restructuring Plan. We also recorded $1.5 million in facilities-related charges for our other restructuring plans. In connection with the 2012 Restructuring Plan, we expect to record aggregate future charges of approximately $20.0 million through 2013, consisting of approximately $4.0 million and $16.0 million related to the workforce reductions and facility closures and other charges, respectively.

Acquisition-related charges increased during the three months ended September 30, 2012 and decreased during the nine months ended September 30, 2012, compared to same periods in 2011. The increase during the three months ended September 30, 2012 was primarily due to expenses incurred for acquisitions completed during 2012. The decrease during the nine months ended September 30, 2012 was primarily due to higher acquisition-related costs for our acquisitions completed during the fourth quarter of 2010 and during the first quarter of 2011 as compared to the most recent periods. See Note 3, Business Combinations, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, for further discussion of these acquisitions.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Cost of revenues - Product	$1.2	$1.2	$—	—%	$3.5	$3.4	$0.1	3%
Cost of revenues - Service	3.8	3.8	—	—%	13.2	12.1	1.1	9%
Research and development	26.0	26.5	(0.5)	(2)%	80.3	75.4	4.9	6%
Sales and marketing	21.4	20.6	0.8	4%	64.3	53.0	11.3	21%
General and administrative	6.7	8.4	(1.7)	(20)%	24.7	25.7	(1.0)	(4)%
Total	$59.1	$60.5	$(1.4)	(2)%	$186.0	$169.6	$16.4	10%

Share-based compensation expense decreased during the three months ended September 30, 2012, compared to the same period in 2011, primarily due to a decrease in option awards and performance based awards. The decrease was partially offset by higher RSU awards granted during the three months ended September 30, 2012. Share-based compensation expense increased during the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to higher RSU awards granted and a change in standard vesting terms of those awards granted during the nine months of 2012.

Effect of Foreign Currency

For the three and nine months ended September 30, 2012 and September 30, 2011, foreign currency fluctuations were not material.

Other Expense, Net and Income Tax Provision

The following table presents other expense, net and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest income	$2.6	$2.2	$0.4	18%	$8.3	$7.2	$1.1	15%
Interest expense	(12.8)	(13.9)	1.1	(8)%	(40.6)	(35.6)	(5.0)	14%
Other	6.2	(4.2)	10.4	248%	6.7	(7.7)	14.4	187%
Total other expense, net	$(4.0)	$(15.9)	$11.9	(75)%	$(25.6)	$(36.1)	$10.5	(29)%
Percentage of net revenues	(0.4)%	(1.4)%			(0.8)%	(1.1)%

Income tax provision	$22.0	$37.4	$(15.4)	(41)%	$60.8	$120.4	$(59.6)	(50)%
Effective tax rate	56.7%	30.9%			40.1%	26.8%
________________________
N/M = not meaningful

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest income increased during the three and nine months ended September 30, 2012 as compared to the same periods in the prior year, primarily due to a higher balance of long-term investments yielding higher interest. Interest expense primarily consists of interest from our long-term debt and customer financing arrangements. During the three months ended September 30, 2012, the decrease in interest expense compared to the same period in 2011, was primarily due to the capitalization of interest relating to our campus build-out. During the nine months ended September 30, 2012, the increase in interest expense compared to the same period in 2011, was primarily due to the issuance of our debt near the end of the first quarter of 2011. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. As compared to the three and nine months ended September 30, 2011, the increase in Other was primarily due to a net gains on privately-held investments of $5.8 million and $6.6 million recorded during the three and nine months ended September 30, 2012, respectively, partially offset by certain legal expenses of $1.4 million and $6.8 million recognized during the three and nine months ended September 30, 2011, respectively, that did not recur in 2012.

The effective tax rates for the three and nine months ended September 30, 2012, differ from the federal statutory rate of 35% primarily due to the effect of changes in foreign earnings coupled with the impact of the restructuring charges in the period. The effective rates for the periods do not reflect the benefit of the federal R&D credit, which expired on December 31, 2011. The effective tax rates for the three and nine months ended September 30, 2011 differ from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

For a further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Segment Information

For a description of the products and services for each segment, see Note 13, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Report.

Platform Systems Division Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in millions except percentages)				(in millions except percentages)
PSD product revenues:
Routing	$488.1	$524.2	$(36.1)	(7)%	$1,433.1	$1,687.6	$(254.5)	(15)%
Switching	145.6	122.2	23.4	19%	409.0	339.9	69.1	20%
Security/Other	47.8	53.4	(5.6)	(10)%	135.9	158.6	(22.7)	(14)%
Total PSD product revenues	681.5	699.8	(18.3)	(3)%	1,978.0	2,186.1	(208.1)	(10)%
PSD service revenues	211.4	180.0	31.4	17%	610.6	509.2	101.4	20%
Total PSD revenues	$892.9	$879.8	$13.1	1%	$2,588.6	$2,695.3	$(106.7)	(4)%

PSD contribution margin (*)	$356.1	$381.8	$(25.7)	(7)%	$1,011.9	$1,214.3	$(202.4)	(17)%
Percentage of PSD revenues	39.9%	43.4%			39.1%	45.1%
_______________________________

(*)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of this Report.

During the three and nine months ended September 30, 2012, PSD product revenues decreased compared to the same periods in 2011, due to lower spending by our international customers and content service provider customers in all geographies. The decrease was primarily attributable to the decline in sales of our core and edge legacy routing products, partially offset by the increase in the sale of our switching products.

During the three and nine months ended September 30, 2012, PSD service revenues increased compared to the same periods in 2011. The increase was mainly attributable to stronger contract renewal on support services.

PSD contribution margin as a percent of PSD revenues decreased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily attributable to product mix due to higher volume of lower margin products, geographical mix, and out of period adjustments related to prototype development costs that were recorded which increased research and development expense by $18.6 million.

Software Solutions Division Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in millions except percentages)				(in millions except percentages)
SSD product revenues:
Security/Other	$129.9	$138.0	$(8.1)	(6)%	$369.6	$359.9	$9.7	3%
Routing	26.8	24.2	2.6	11%	67.2	84.9	(17.7)	(21)%
Total SSD product revenues	156.7	162.2	(5.5)	(3)%	436.8	444.8	(8.0)	(2)%
SSD service revenues	68.7	63.8	4.9	8%	199.2	187.9	11.3	6%
Total SSD revenues	$225.4	$226.0	$(0.6)	—%	$636.0	$632.7	$3.3	1%

SSD contribution margin (*)	$99.8	$94.5	$5.3	6%	$256.2	$250.3	$5.9	2%
Percentage of SSD revenues	44.3%	41.8%			40.3%	39.6%
_______________________________

(*)
A reconciliation of total segment operating income to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Report.

During the three and nine months ended September 30, 2012, SSD product revenues decreased slightly compared to the same periods in 2011. The decrease during the three months ended September 30, 2012 was primarily due to a decline in sales of our legacy high end firewall products. During the nine months ended September 30, 2012, the decrease was primarily due to a decline in the sales of our legacy high end firewall and routing service products, partially offset by an increase in sales of our high end SRX products.

During the three and nine months ended September 30, 2012, SSD service revenues increased compared to the same periods in 2011. The increase was mainly attributable to stronger contract renewal on support services during the period.

SSD contribution margin as a percentage of SSD revenues increased during the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase during the three and nine months ended September 30, 2012 was primarily due to a favorable shift in product mix and reduced costs as a result of our effort to maintain cost efficiencies.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of long-term debt. The following table shows our capital resources (in millions, except percentages and days sales outstanding):

	September 30, 2012	December 31, 2011	$ Change	% Change
Working capital	$2,440.5	$2,973.0	$(532.5)	(18)%
Deferred revenue	$992.9	$967.0	$25.9	3%
Days sales outstanding ("DSO")	32	46	(14)	(30)%

Cash and cash equivalents	$2,707.9	$2,910.4	$(202.5)	(7)%
Short-term investments	439.3	641.3	(202.0)	(31)%
Long-term investments	900.8	740.7	160.1	22%
Total cash, cash equivalents, and investments	4,048.0	4,292.4	(244.4)	(6)%
Long-term debt	999.1	999.0	0.1	—%
Net cash, cash equivalents, and investments	$3,048.9	$3,293.4	$(244.5)	(7)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $532.5 million during the nine months ended September 30, 2012, primarily due to purchases of capital equipment, campus build-out expenditures, repurchases of our outstanding common stock under our stock repurchase programs, and cash payments for acquisitions completed during the first half of 2012.

DSO as of September 30, 2012 decreased by 14 days, or 30% compared to December 31, 2011. The decrease was primarily due to shipment linearity resulting in a greater proportion of the periods shipments converted to cash by the end of the period.

Summary of Cash Flows

During the nine months ended September 30, 2012, cash and cash equivalents decreased by $202.5 million. The decrease was the result of cash generated by our operating activities of $487.6 million, offset by cash used in investing and financing activities of $367.8 million and $322.3 million, respectively.

Operating Activities

Cash flows from operations for the nine months ended September 30, 2012, was $487.6 million as compared to $743.1 million for the same period in 2011. The decrease was primarily due to lower net income, higher taxes paid, timing of payments to our vendors, and an increase in inventory purchases.

Investing Activities

For the nine months ended September 30, 2012, net cash used in investing activities was $367.8 million compared to $653.5 million for the nine months ended September 30, 2011. The decrease between these periods was primarily due to an increase in our investment balances using proceeds from our debt offering in the nine months ended September 30, 2012, partially offset by higher spending on other asset purchases, acquisitions, and property and equipment during the nine months ended September 30, 2012.

Financing Activities

Net cash used in financing activities was $322.3 million for the nine months ended September 30, 2012, compared to net cash generated from financing activities of $820.9 million for the same period in 2011. The change was primarily due to the issuance of our long-term debt on March 5, 2011. For further discussion of our long-term debt, see Note 10, Long-Term Debt and Financing, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Stock Repurchase Activities

In June 2012, our Board of Directors (the “Board”) approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized us to repurchase up to $1.0 billion of our common stock from time to time in management's discretion. This authorization was in addition to the $1.0 billion approved by the Board in February 2010 (the "2010 Stock Repurchase Program").

During the three and nine months ended September 30, 2012, we repurchased and retired approximately 13.9 million and 21.3 million shares of our common stock under our stock repurchase programs at an average price of $18.00 and $18.60 per share for an aggregate purchase price of $250.0 million and $395.6 million, respectively. During the three and nine months ended September 30, 2011, we repurchased and retired approximately 8.9 million and 17.5 million shares of our common stock at an average price of $21.47 and $30.93 per share for an aggregate purchase price of $191.0 million and $541.2 million, respectively. As of September 30, 2012, there were $818.2 million of authorized funds remaining under our 2012 Stock Repurchase Program. There were no remaining funds under our 2010 Stock Repurchase Program.

Restructuring

During the nine months ended September 30, 2012, we accrued total restructuring charges of approximately $32.8 million of which approximately $30.1 million related to severance charges which are expected to be substantially paid during the fourth quarter of fiscal 2012. The remaining $2.7 million related to facility closures are expected to be paid through first quarter of 2018.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	September 30, 2012	December 31, 2011
Deferred product revenue:
Undelivered product commitments and other product deferrals	$299.4	$288.1
Distributor inventory and other sell-through items	136.9	134.0
Deferred gross product revenue	436.3	422.1
Deferred cost of product revenue	(103.3)	(136.9)
Deferred product revenue, net	333.0	285.2
Deferred service revenue	659.9	681.8
Total	$992.9	$967.0

Deferred gross product revenue as of September 30, 2012, increased $14.2 million compared to December 31, 2011, primarily due to an increase in deferred product revenue driven by undelivered product commitments and other product deferrals. Total deferred service revenue decreased $21.9 million compared to December 31, 2011, driven by timing of revenue recognition, offset by service contracts renewal.

Contractual Obligations

There have been no significant changes during the nine months ended September 30, 2012, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under the 2012 Stock Repurchase Program, our liquidity may be impacted. As of September 30, 2012, 55% of our cash and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 16, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in geographies in which our products and services are sold, changing market and economic conditions, current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions, and seasonality. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending, particularly in the first and third quarters. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

As a result of these factors, as well as other variables affecting our operating results, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below our guidance or the expectations of securities analysts or investors, in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, concerns over the sovereign debt situation in certain countries in the European Union, as well as continued turmoil in the geopolitical environment in many parts of the world, have and may continue to put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, the acquisitions of Global Crossing by Level 3 Communications and Qwest Communications by CenturyLink and Softbank's proposed purchase of a controlling interest in Sprint Nextel) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other unforeseen consequences could harm our business, financial condition, and results of operations.

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

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, Ericsson acquired Redback in 2007, and Brocade acquired Foundry Networks in 2009. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

We expect our gross margins to vary over time, and the level of product gross margins achieved by us in recent years may not be sustainable.

We expect our product gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, increases in inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures. For example, in the third quarter of fiscal 2012, our margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service or content providers. Regulations governing the range of services and business models that can be offered by service providers or content providers could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission has issued regulations governing aspects of fixed broadband networks and wireless networks; these regulations might impact service provider and content provider business models and as such, providers' needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, which can affect the market and requirements for networking and security equipment.

In addition, environmental regulations relevant to electronic equipment manufacturing or operations may impact our business and financial condition adversely. For instance, the European Union and China have adopted WEEE and ROHS regulations, which require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as REACH regulations, which regulate handling of certain chemical substances that may be used in our products. In addition, some governments have regulations prohibiting government entities from purchasing security products that do not meet specified indigenous certification criteria, even though those criteria may be in conflict with accepted international standards. These regulations are in effect or under consideration in several jurisdictions where we do business.

The adoption and implementation of such regulations could reduce demand for our products, increase the cost of building and selling our products, result in product inventory write-offs, impact our ability to ship products into affected areas and recognize revenue in a timely manner and require us to spend significant time and expense to comply, and we could face fines and civil or criminal sanctions or claims if we were to violate or become liable under such regulations. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

Governmental regulations affecting the import or export of products or affecting products containing encryption capabilities could negatively affect our revenues.

Certain of our products contain or use encryption technology. The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export, among other things, encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, or the escrow and governmental recovery of private encryption keys. For example, Russia and China recently have implemented new requirements relating to products containing encryption and India has imposed special warranty and other obligations associated with technology deemed critical. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in harm to our reputation, penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

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

For example, as a result of our acquisitions of Altor and Trapeze in 2010, we have been offering a virtualization security product and a WLAN product. Additionally, in 2011, we announced our new data center product, the QFabric™ solution, our mobility solutions with our MobileNextTM software and our Converged Supercore product, which converges the optical and packet layers of the network. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. Finally, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

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

We provide demand forecasts to our contract manufacturers and the manufacturers order components and plan capacity based on these forecasts. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in the third quarter of fiscal 2012, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, if we underestimate our requirements, as we did in the third quarter of 2010 with respect to certain components, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement as well as securities laws, a description of the securities lawsuits can be found in Note 16, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may in the future be brought against us, our officers, and our directors will be resolved favorably or that tentative settlements will become final. Regardless of whether they are resolved, these lawsuits are, and any future lawsuits or threatened legal proceedings to which we, our officers, or our directors may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Legal proceedings, threatened legal proceedings or investigations, regardless of their ultimate outcome, could harm our reputation. Costs of defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

We are a party to litigation and claims regarding intellectual property rights, resolution of which may be time-consuming and expensive, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers, alleging that our products or services infringe proprietary rights. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation, and may require us to develop non-infringing technologies or enter into license agreements. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, financial condition, and results of operations could be materially and adversely affected.

We may face difficulties enforcing our proprietary rights.

We generally rely on a combination of patents, copyrights, trademarks, and trade secret laws and restrictions on disclosure of confidential and proprietary information, to establish and maintain proprietary rights in our technology and products. Although we have been issued numerous patents and other patent applications are currently now pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, infringed or circumvented or that our rights will, in fact, provide competitive advantages to us or protect our technology, either of which could result in costly product redesign efforts, discontinuance of certain product offerings and other competitive harm. Furthermore, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled our success.

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

In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business.

Conversely, in the third quarter of 2012, to align our cost structure with long-term strategic plans as part of our productivity and efficiency initiatives, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, cannot be rapidly or easily adjusted because of fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. However, such attempts to offset the impact of currency fluctuations are costly and no amount of hedging can be effective against all circumstances, including long-term declines in the value of the U.S. Dollar. If our attempts to hedge against these risks are not successful, or if long-term declines in the value of the U.S. Dollar persist, our financial condition and results of operations could be adversely impacted.

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

As of September 30, 2012, our goodwill was $3,987.1 million. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our balance sheet, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as declines in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

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

At September 30, 2012, we had $2,707.9 million in cash and cash equivalents and $1,340.0 million in short- and long-term investments. We have invested these amounts primarily in U.S. government securities, government-sponsored enterprise obligations, foreign government debt securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (*)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (*)
July 1 - July 31, 2012	—	$—	—	$1,068,227,364
August 1 - August 31, 2012	11,090,252	18.03	11,090,252	$868,243,528
September 1 - September 30, 2012	2,795,364	17.89	2,795,364	$818,244,059
Total	13,885,616	$18.00	13,885,616
________________________________

(*)
Shares were repurchased under the stock repurchase program approved by the Board in June 2012 (the "2012 Stock Repurchase Program"), which authorized the Company to purchase an aggregate of up to $1.0 billion of the Company's common stock. Future share repurchases under this program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. As of September 30, 2012, the 2012 Stock Repurchase Program had $818.2 million remaining authorized funds available for future stock repurchases.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement by and between Juniper Networks, Inc. and Rami Rahim*

10.2	Consulting Agreement by and between Juniper Networks, Inc. and Stefan Dyckerhoff*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

November 8, 2012	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 8, 2012	By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Corporate Finance (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.1	Employment Agreement by and between Juniper Networks, Inc. and Rami Rahim*

10.2	Consulting Agreement by and between Juniper Networks, Inc. and Stefan Dyckerhoff*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.