Form 10-K
period 2012-12-31
JUNIPER NETWORKS INC
filed 2013-02-26
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $7,141,000,000 as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 29, 2012). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
As of February 22, 2013, there were approximately 509,429,144 shares of the Registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2013 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2012.

Juniper Networks, Inc.

PART I

ITEM 1. Business

Overview

At Juniper Networks, we design, develop, and sell products and services that together provide our customers with a high-performance network infrastructure built on simplicity, security, openness, and scale. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our core competencies in hardware systems, silicon design, network architecture, and our open cross-network software platform are helping customers achieve superior performance, greater choice and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, Europe, Middle East, and Africa ("EMEA"), and Asia Pacific ("APAC"). Beginning in the first quarter of 2012, we aligned our organizational structure to focus on our platform and software strategy, which resulted in two reportable segments organized principally by product families: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic between data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), branch, and consumer and business devices. Our SSD segment offers software solutions focused on network security and network services applications for both service providers and enterprise customers. Together, our high-performance product and service offerings help our customers to convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users. See Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K ("Report"), for financial information regarding each of our PSD and SSD segments, which is incorporated herein by reference.

During 2012, we also initiated a variety of actions to ensure we are positioned for the future. We worked to further align our resources to improve productivity and effectiveness, enabling us to deliver our roadmap for innovation and unprecedented value to customers. Our actions were carefully planned and managed to maximize efficiencies in our cost structure, while preserving the investments in innovation in our core businesses of routing, switching, and security.

During our fiscal year ended December 31, 2012, we conducted business in more than 100 countries around the world generating net revenues of $4,365.4 million and net income attributable to Juniper Networks of $186.5 million. See Item 8 of Part II of this Report for more information on our Consolidated Balance Sheets as of December 31, 2012 and 2011 and our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, and Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 2012, 2011, and 2010.

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

Maintain and Extend Technology Leadership

We are recognized around the world as an innovation leader in networking. Our Junos OS, application-specific integrated circuit (“ASIC”) technology, and network-optimized product architecture have been key elements to establishing and maintaining our technology leadership. We believe that these elements can be leveraged for future products that we are currently developing. We intend to maintain and extend our technological leadership in the service provider and enterprise markets primarily through innovation and continued investment in research and development (“R&D”), supplemented by external partnerships, including strategic alliances and strategic acquisitions that would allow us to deliver a broad range of products and services to customers in target markets.

Leverage Position as Supplier of High-Performance Network Infrastructure

We are a pure play in high-performance networking. From inception, we have focused on designing, developing, and building high-performance network infrastructure for demanding service provider and enterprise networking environments and have integrated purpose-built technology into a network-optimized architecture that specifically meets customer needs. We believe that many customers will deploy networking equipment from only a few vendors, and that the performance, reliability, and security of our products will provide us with a competitive advantage, which is critical to be selected as one of those vendors.

Be Strategic to Our Customers

In developing our PSD and SSD solutions, we work very closely with customers to design and build best-in-class products and solutions specifically designed to meet their complex needs. Over time, we have expanded our understanding of the escalating demands and risks facing our customers, which has enabled us to design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployments to date. We plan to continue to work hand-in-hand with our customers to implement product enhancements, as well as to design products that meet the evolving needs of the marketplace, while enabling customers to reduce costs. We are committed to investing in R&D at a level that drives our innovation agenda, enabling us to deliver highly differentiated products and outstanding value to our customers.

Enable New Internet Protocol ("IP")-Based Services

Our platforms enable network operators to quickly build and secure networks cost-effectively and deploy new differentiated services to drive new sources of revenue more efficiently than legacy network products. We believe that the secure delivery of IP-based services and applications, including web hosting, outsourced Internet and intranet services, outsourced enterprise applications, and voice-over IP, will continue to grow and benefit from cost efficiencies enabled by our high-performance network infrastructure offerings. By enabling these new IP-based services, we have significantly broadened our service provider business over the last several years, while also significantly expanding our presence in the enterprise market.

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

Markets and Customers

We sell our high-performance network products and service offerings through direct sales and through distributors, value-added resellers ("VARS"), and original equipment manufacturer (“OEM”) partners to end-users in the following markets:

Service Providers

Service providers include wireline, wireless, and cable operators, as well as major Internet content and application providers. We support most major service provider networks in the world and our high-performance network infrastructure offerings are designed and built for the performance, reliability, and security that service providers demand. We believe our networking infrastructure offerings benefit our service provider customers by:

•	Reducing capital and operational costs by running multiple services over the same network using our high density and highly reliable platforms;

•	Creating new or additional revenue opportunities by enabling new services to be offered to new market segments based on our product capabilities;

•	Increasing customer satisfaction, while lowering costs, by enabling consumers to self-select automatically provisioned service packages that provide the quality, speed, and pricing they desire; and

•	Providing increased asset longevity and higher return on investment as our customers' networks can scale to multi-terabit rates based on the capabilities of our platforms.

While many of these service providers have historically been categorized separately as wireline, wireless, or cable operators, in recent years, we have seen increased convergence of these different types of service providers through acquisitions, mergers, and partnerships. We believe these strategic developments are made technically possible as operators invest in the build-out of next generation networks capable of supporting voice, video, and data traffic on the same IP-based network. This convergence relies on IP-based traffic processing and creates the opportunity for multi-service networks and offers service providers significant new revenue opportunities.

We believe that there are several other trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include: significant growth in IP traffic on service provider networks because of peer-to-peer interaction; broadband usage; video; an increasing reliance on the network as a mission critical business tool in the strategies of our IP customers and of their enterprise customers; the advent of data center "clouds" that concentrate business applications in large, IP network connected facilities; and growth in mobile traffic as a result of the increase in mobile device usage including notebooks, netbooks, smartphones, and tablets.

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

As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. High-performance enterprises require networks that are global, distributed, and always available. Network equipment vendors serving these enterprises need to demonstrate performance, reliability, and security with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers, branch and campus applications, distributed and extended enterprises, and consumer and business devices.

As customers increasingly view the network as critical to their success, we believe that customers will increasingly demand fast, reliable, and secure access to services and applications over a single IP-based network. This is partly illustrated by the success of our SRX Series Services Gateways that consolidate switching, routing, and security services in a single device, Integrated Security Gateway (“ISG”) products that combine firewall/virtual private network (“VPN”) and intrusion detection and prevention (“IDP”) solutions in a single platform, and Secure Services Gateway (“SSG”) platforms that provide a mix of high-performance security with Local Area Network/Wide Area Network (“LAN”)/("WAN") connectivity for regional and branch office deployments. We will continue to invest to develop these and other converged technologies and solutions.

Customers with Ten Percent of Net Revenues or Greater

In 2012 and 2010, Verizon Communications, Inc. accounted for 10.3% and 10.4% of net revenues, respectively. In 2011, no single customer accounted for 10% or more of net revenues.

Our Products and Technology

Early in our history, we developed, marketed, and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created.

In the last six years, we have expanded our portfolio to address domains in the network: the core, the edge, access and aggregation, data centers, WANs, campus and branch, and consumer and business devices. We see every domain in the network as an opportunity to provide customers with business value, business efficiency, and new services and applications. We have systematically focused on how we innovate in silicon, systems, and software to provide a range of solutions in high-performance networking that can solve unique problems for customers.

In each of the past three fiscal years, routing, switching, security, and services each accounted for more than 10% of our consolidated net revenues. The following is an overview of our major product families within each of our segments:

PSD Products

•
MX Series: The MX Series is a family of high-performance, enterprise class and service provider Ethernet routers that functions as a Universal Edge platform capable of supporting business, mobile, and residential services in even the fastest-growing networks and markets. Powerful switching and security features give the MX Series 3D Universal Edge Routers unmatched flexibility, versatility, and reliability to support advanced services and applications at the edge of the network. Using our Junos OS and groundbreaking Trio chipset, the MX platforms provide the carrier-class performance, scale, and reliability to enable service providers and enterprises to support large-scale Ethernet deployments.

•
T Series:  The T Series routers provide the leading features and multi-terabit scale that service providers need to handle massive growth in core bandwidth requirements. These features include multi-protocol label switching ("MPLS") Differentiated Services (DiffServ-TE), point-to-multipoint label-switched paths (P2MP LSPs), nonstop routing, unified in-service software upgrades (unified ISSUs), hierarchical MPLS, to name a few. Introduced in 2002, the T series remains the industry's best investment protection story with the introduction of the T4000 in 2012.

•
PTX Series:  The PTX Series Packet Transport Switches are designed for the converged supercore. The system is the first supercore packet system in the industry, and delivers powerful capabilities based on innovative Express silicon and a forwarding architecture that is focused on optimizing MPLS and Ethernet. PTX Series Packet Transport Switches deliver several critical core functionalities and capabilities, including game changing density and scalability, cost optimization, high availability, and network simplification. They can readily adapt to today's rapidly changing traffic patterns for video, mobility, and cloud-based services.

•
ACX Series:  The ACX Series Universal Access Routers cost-effectively address current operator challenges to rapidly deploy new high-bandwidth services. With industry-leading performance of up to 60Gbps and support for 10GbE interfaces, the ACX Series is well positioned to address the growing bandwidth needs of service providers. The platforms deliver the necessary scale and performance needed to support multi-generation services.

•
EX Series:  The EX Series Ethernet switches address the access, aggregation, and core layer switching requirements of micro branch, branch office, and campus and data center environments, providing a foundation for the fast, secure, and reliable delivery of applications able to support strategic business processes. EX Series enterprise Ethernet switches-including the EX2200, EX2500, EX3200, EX3300, EX4200, EX4500, EX6200 and EX8200-are designed to deliver operational efficiency, business continuity, and agility, enabling customers to invest in innovative business initiatives that increase revenue and help them gain a competitive advantage.

•
Wireless Local Area Network ("WLAN") Products: The WLAN product family includes wireless controllers, access points, and management tools that deliver wireless LAN and WAN solutions for enterprises of all sizes and types.  They are an important component in our campus strategy and are critical to Juniper's differentiation of delivering end-to-end wired and wireless switching infrastructure. The WLAN product family provides the highest levels of reliability, performance, security, and management for today's most demanding mobile applications.

•
QFabric Products: The QFabric family of products offers a revolutionary approach that delivers dramatic improvements in data center performance, operating costs, and business agility for enterprises, high-performance computing systems, and cloud providers. The QFabric family, including the QFabric Systems (QFX3000-G and

QFX3000-M), QFX3500 Switch, and QFX3600 Switch, implements a single-tier network in the data center, enabling improvements in speed, scale, and efficiency by removing legacy barriers and improving business agility.

•
SRX Series Services Gateways for the Branch:  The SRX Series Services Gateways are high-performance security, routing and network solutions for enterprise and service providers. SRX Series gateways pack high port-density, advanced security, and flexible connectivity, into a single, easily managed platform that supports fast, secure, and highly-available, data center and branch operations. The cost effectiveness and the versatility of the SRX Series platforms results in some of the best price-performance ratios in the industry. Hardware and OS consolidation, operational flexibility and unmatched performance simplify deployment and operations delivering an attractive low TCO.

SSD Products

•
SRX Series Services Gateways for the Data Center: Our high-end SRX Series platforms deliver market-leading performance, scalability, and service integration in a chassis-based form factor ideally suited for medium to large enterprise and service provider data centers and large campus environments where scalability, high performance, and concurrent services, are essential. SRX Series of dynamic services gateways, running our Junos software, provides firewall/VPN performance and scalability. The series is designed to meet network and security requirements for data center consolidation, rapid managed services deployments, and aggregation of security services.

•
SSG Series, ISG Series, and NetScreen Series: Our firewall and VPN systems and appliances are designed to provide integrated firewall, VPN, and denial of service protection capabilities for both enterprise environments and service provider network infrastructures. These products range from our SSG Series, which combines LAN/WAN routing capabilities with unified threat management features such as antivirus, anti-spam, and web filtering technologies, to our ISG and NetScreen Series firewall and VPN systems, which are designed to deliver high-performance security in medium/large enterprises, carrier networks, and data centers.

•
Secure Access Appliances: Our Junos Pulse, Junos Pulse Mobile Security Suite, and SA Series SSL VPN appliances, designed for use in companies of all sizes, are used to provide secure access to corporate resources for remote and mobile users from any web-enabled device, regardless of location.

•
MobileNext: Our MobileNext solution is an open mobile core, architected to meet the needs of a smartphone-centric world that includes greatly increased performance with services enabled, integrated security, and an open architecture to increase service velocity. The elements of the MobileNext solution include MobileNext Broadband Gateway, MobileNext Control Gateway, and MobileNext Policy Manager.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II of this Report, for an analysis of net product revenues by segment.

Platform Strategy

In addition to our major product families, our extended software portfolio, known as Junos Platform, is a key technology element in our strategy to be the leader in high-performance networking. The Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. The Junos Platform includes the following products:

•
Junos OS: At the heart of the Junos Platform is Junos OS. We believe Junos OS is fundamentally superior to other network operating systems in not only its design, but also in its development capabilities. The advantages of Junos OS include:

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

•
Junos Space: Our Junos Space network management platform offers an open, Service-Oriented Architecture-based ("SOA") platform for creating organic and third-party network management applications to drive network innovation. Junos Space includes applications for network infrastructure management and automation that help customers reduce operational cost and complexity and scale services. These include Network Activate, Ethernet Design, Route Insight, Security Design, Virtual Control, Service Now, and Service Insight.

Major Product Development Projects

We continue to invest in innovation and strengthening our product portfolio, which resulted in new product offerings during 2012, including a smaller version of our QFabric solutions, the latest QFX3000-M QFabric System, T4000 Core Routers, and PTX Series Packet Transport switches. Additionally, we experienced new customer wins contributing to the growth in the EX Series, MX Series, and SRX Series. We launched the new ACX Series router with support for both Ethernet access/aggregation and MPLS, which extends network intelligence closer to the subscriber and features an open, standards-based management system with software development kit ("SDK")-enabled programmability to enable rapid third-party innovation. We also announced new products and features in our Simply Connected portfolio, including SRX Series Services Gateways and WLA Series Wireless LAN Access Points, which simplify and secure mobile device access to enterprise networks. Furthermore, we acquired Mykonos Web Security Software, in February 2012, to complement our network security applications portfolio.

Additionally, we announced innovative products to enable service providers to rapidly deliver and expand new consumer and business services. These products include our MX2020 and MX2010 3D Universal Edge Routers and new JunosV App Engine, which enable service providers to transform the network edge into a platform for rapid service deployment. We also launched the Junos Content Encore with MX Application Services Modular Line Card, which enables the delivery of premium content services over broadband connections across multiple device types. Furthermore, we announced a technology partnership with Riverbed Technology, Inc. ("Riverbed") that provides us with new capabilities for application delivery control, in exchange for Juniper providing WAN acceleration technology to Riverbed, along with promoting Riverbed as its WAN optimization provider of choice going forward.

Customer Service

In addition to our PSD and SSD products, we offer support, professional, and educational services. We deliver these services directly to our channel partners and to end-users and utilize a multi-tiered support model, leveraging the capabilities of our partners, and third-party organizations, as appropriate.

We also train our channel partners in the delivery of support, professional, and educational services to ensure these services are locally delivered.

As of December 31, 2012, we employed 1,301 people in our worldwide customer service and support organization. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2012, we employed 318 people in worldwide manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

As of December 31, 2012, we have subcontracted the majority of our manufacturing activity with Celestica Incorporated, Flextronics International LTD, Plexus Corporation ("Plexus"), and Accton Technology. During the fourth quarter of 2012, we confirmed an initiative to reduce the number of our contract manufacturers. In this regard, we confirmed the disengagement of Plexus as a contract manufacturer, which we expect to complete in 2013.

Our manufacturing is primarily conducted through contract manufacturers in the United States ("U.S."), China, Malaysia, Mexico, and Taiwan. Our contract manufacturers in all locations are responsible for all phases of manufacturing from prototypes to full production and assist with activities such as material procurement, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers, we design, specify, and monitor the tests that are required to meet internal and external quality standards. These arrangements provide us with the following benefits:

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

Our contract manufacturers build our products based on our rolling product demand forecasts. Each contract manufacturer procures components necessary to assemble the products in our forecast and tests the products according to our specifications. Products are then shipped to our distributors, VARs, or end-users. Generally, we do not own the components, and title to the products transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for specified period, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

Although we have contracts with our contract manufacturers, those contracts merely set forth a framework within which the contract manufacturer may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.

We also purchase and hold inventory for strategic reasons and to mitigate the risk of shortages of certain critical component supplies. The majority of our inventory is production components. As a result, we may incur additional holding costs and obsolescence charges, particularly in light of current macroeconomic conditions and the resulting uncertainties in future product demand.

Our ASICs are manufactured primarily by sole or limited sources, such as International Business Machines Corporation (“IBM”), each of which is responsible for all aspects of ASICs production using our proprietary designs.

By working collaboratively with our suppliers, we have the opportunity to promote socially responsible business practices beyond our company and into our worldwide supply chain. To this end, we have adopted a supplier code of conduct and promote compliance with such code of conduct to our suppliers. One element of our supplier code of conduct is adoption and compliance with the Electronic Industry Code of Conduct (“EICC”). The EICC outlines standards to promote ethical business practices, eliminate human trafficking, and ensure that working conditions in the electronics industry supply chain are safe, workers are treated with respect and dignity, and manufacturing processes are environmentally responsible.

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2012, we employed 4,081 people in our worldwide R&D organization.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, integrating that technology, and maintaining the competitiveness and innovation of our product and service offerings. In our PSD and SSD products, we are leveraging our software ASIC and systems technology, developing additional network interfaces targeted to our customers' applications, and continuing to develop technology to support the anticipated growth in IP network requirements. We continue to expand the functionality of our products to improve performance reliability and scalability, and to provide an enhanced user interface.

Our R&D process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our R&D team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market. Expenditures for R&D were $1,101.6 million, $1,026.8 million, and $917.9 million in 2012, 2011, and 2010, respectively.

Sales and Marketing

As of December 31, 2012, we employed 2,680 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

Our sales organization, with its structure of sales professionals, system engineers, and marketing and channel teams, is generally split between service provider and enterprise customers. Within each team, sales team members serve the following three geographic regions: (i) Americas (including United States, Canada, Mexico, Caribbean and Central and South America), (ii) EMEA, and (iii) APAC. Within each region, there are regional and country teams, as well as major account teams, to ensure we operate close to our customers.
See Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for information concerning our revenues by geographic regions and by significant customers, which is incorporated herein by reference. Our international operations subject us to certain risks and uncertainties. See Item 1A of Part I, “Risk Factors,” for more information.

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

Direct Sales Structure

Our sales team engages with end-user customers with which we have direct relationships. The terms and conditions of these arrangements are governed either by customer purchase orders and our acknowledgment of those orders or by purchase contracts. The direct contracts with these customers set forth only general terms of sale and generally do not require customers to purchase specified quantities of our products. We directly receive and process customer purchase orders.

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we conduct the majority of our sales. We employ various channel partners, including but not limited to:

•
A global network of strategic distributor relationships, as well as region-specific or country-specific distributors who in turn sell to local VARs who sell to end-user customers. Our distribution channel partners sell our SSD product lines in addition to the majority of our PSD product lines, including infrastructure products that are often purchased by our enterprise customers. These distributors tend to be focused on particular regions or countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and Hitachi in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products.

•
VARs and Direct value-added resellers ("DVARs"), including our strategic worldwide resellers referenced below, resell our products to end-users around the world. These channel partners either buy our products and services through distributors (VARs), or directly from us and have expertise in designing, selling, and deploying complex networking solutions in their respective markets. Our agreements with these channel partners are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require these channel partners to purchase specified quantities of our products. Increasingly, our service provider customers also resell our products to their customers or purchase our products for the purpose of providing managed services to their customers.

•
Strategic worldwide reseller relationships with Nokia Siemens Networks B.V. ("NSN"), Ericsson Telecom A.B. (“Ericsson”), and IBM. These companies each offer services and products that complement our own product offerings and act as a reseller, and in some instances integration partners for our products. Our arrangements with these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for product discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products.

We have a “direct touch” sales team that works directly with channel partners on key accounts in order to maintain a relationship with certain strategic end-user customers while at the same time supporting the ultimate fulfillment of product through our channel partners.

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have backlog orders for products that have not shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2012 and 2011, our total product backlog was approximately $410.5 million and $300.7 million, respectively. Our product backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within the next six months, and excludes orders from distributors as we recognize product revenue on sales made through distributors upon sell-through to end-users, certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

Seasonality

We, as do many companies in our industry experience seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. Historically, we have experienced stronger customer demand in the fourth quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

PSD Business

In the network infrastructure business, Cisco Systems, Inc. ("Cisco") has historically been the dominant player in the market. However, our principal competitors also include Alcatel-Lucent, Brocade Communications Systems, Inc. ("Brocade"), Extreme Networks, Inc. ("Extreme Networks"), Hewlett Packard Company ("HP"), and Huawei Technologies Co., Ltd. ("Huawei").

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

SSD Business

In the market for SSD products, Cisco generally is our primary competitor with its broad range of products. In addition, there are a number of other competitors for each of the product lines within SSD, including Check Point Software Technologies, Ltd. ("Check Point"), F5 Networks, Inc. ("F5 Networks"), Fortinet, Inc. ("Fortinet"), and Palo Alto Networks, Inc. ("Palo Alto Networks"). These additional competitors tend to be focused on single product line solutions and, therefore, may be considered specialized compared to our broader product line. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.

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

Environment

We are subject to regulations that have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (“WEEE”), Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), and Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulations adopted by the European Union and China. In addition, we participate in the Carbon Disclosure Project (“CDP”). CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors. It hosts one of the largest registries of corporate greenhouse gas data in the world at www.cdproject.net. We continue to invest in the infrastructure and systems required to be able to inventory and measure our carbon footprint on a global basis. We believe we have made significant strides in improving our energy efficiency around the world.

To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position.

In addition, we are committed to the environment by our effort in improving the energy efficiency of key elements in our high-performance network product offerings. In 2012, we launched a set of carrier-class MPLS switches, the PTX5000 series. In addition to filling the capacity and density requirement for Internet core growth, PTX5000 also features record energy efficiency of 1.5W per Gigabit of throughput. The environment will remain a focus area across multiple aspects of our business.

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

As of December 31, 2012, our worldwide patent portfolio included over 1,700 patents. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary.

Employees

As of December 31, 2012, we had 9,234 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends significantly upon the continued service of our key technical, sales, and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations. Our future successes also depend on our continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. Competition for such key personnel is intense, and in order to attract and retain these personnel, we must provide a competitive compensation package, including cash and share-based compensation. Our share-based incentive awards include stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share awards ("PSAs"), some of which contain conditions relating to our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate key personnel could be weakened. There can be no assurance that we can retain our key personnel in the future.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Report:

Name	Age	Position
Kevin R. Johnson	52	Chief Executive Officer
Pradeep Sindhu	60	Chief Technical Officer and Vice Chairman of the Board
Robyn M. Denholm	49	Executive Vice President and Chief Financial Officer
Gerri Elliott	56	Executive Vice President and Chief Sales, Services and Support Officer
Mitchell Gaynor	53	Executive Vice President, General Counsel and Secretary
Robert Muglia	53	Executive Vice President, Software Solutions Division
Rami Rahim	42	Executive Vice President, Platform Systems Division
Gene Zamiska	51	Vice President, Corporate Finance and Chief Accounting Officer

KEVIN R. JOHNSON joined Juniper in September 2008 as Chief Executive Officer ("CEO") and a member of our Board. Prior to Juniper, Mr. Johnson was at Microsoft Corporation ("Microsoft"), a worldwide provider of software, services, and solutions, where he had served as President, Platforms and Services Division since January 2007. He had been Co-President of the Platforms and Services Division since September 2005. Prior to that role, he held the position of Microsoft's Group Vice President, Worldwide Sales, Marketing and Services since March 2003. Before that position, Mr. Johnson had been Senior Vice President, Microsoft Americas since February 2002 and Senior Vice President, U.S. Sales, Marketing, and Services since August 2000. Before joining Microsoft in 1992, Mr. Johnson worked in the systems integration and consulting business of IBM, a global systems integration and consulting corporation and started his career as a software developer. Mr. Johnson also serves on the board of directors of Starbucks Corporation, a worldwide coffee retailer.

PRADEEP SINDHU founded Juniper in February 1996 and served as CEO and Chairman of the Board until September 1996. Since then, Dr. Sindhu has served as Vice Chairman of the Board and Chief Technical Officer of Juniper. From September 1984 to February 1991, Dr. Sindhu worked as a Member of the Research Staff, from March 1987 to February 1996, as the Principal Scientist, and from February 1994 to February 1996, as Distinguished Engineer at the Computer Science Lab at Xerox Corporation, Palo Alto Research Center, a technology research center. Dr. Sindhu served as a member of the board of directors of Infinera Corporation, a provider of optical networking equipment, from September 2001 to May 2008.

ROBYN M. DENHOLM joined Juniper in August 2007 as Executive Vice President and Chief Financial Officer. Prior to joining Juniper, Ms. Denholm was at Sun Microsystems, Inc. ("Sun") from January 1996 to August 2007, where she served in executive assignments that included Senior Vice President of Corporate Strategic Planning, Senior Vice President of Finance, Vice President and Corporate Controller (Chief Accounting Officer), Vice President of Finance, Director of Service Division, and Shared Financial Services APAC and Controller, Australia/New Zealand. Prior to joining Sun, Ms. Denholm served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia and holds a bachelor's degree in economics from the University of Sydney and a master's degree in commerce from the University of New South Wales. Ms. Denholm also serves on the board of directors of Echelon Corporation, an international control networks company.

GERRI ELLIOTT joined Juniper in July 2009 and currently serves as our Executive Vice President and Chief Sales, Services and Support Officer. Before joining Juniper, Ms. Elliott was at Microsoft, where she was Corporate Vice President, Worldwide Public Sector Organization from July 2004 to December 2008. Prior to Microsoft, Ms. Elliott spent 22 years at IBM, where she held several senior executive positions in the U.S. and internationally. Ms. Elliott holds a bachelor's degree in international politics from New York University.
MITCHELL GAYNOR joined Juniper in February 2004 as Vice President, General Counsel, and Secretary and served as Senior Vice President, General Counsel and Secretary from February 2008 to February 2011 and is currently our Executive Vice President, General Counsel and Secretary. Prior to joining Juniper, Mr. Gaynor was Vice President, General Counsel, and Secretary of Portal Software, Inc., a provider of account management software that was subsequently acquired by Oracle Corporation ("Oracle"), and Sybase, Inc., an enterprise and mobile software company that was subsequently acquired by SAP AG. In private practice, he was an associate with the law firm of Brobeck, Phleger & Harrison. Mr. Gaynor holds a law degree from University of California's Hastings College of the Law and a bachelor's degree in history from the University of California, Berkeley.

ROBERT MUGLIA joined Juniper in October 2011 as Executive Vice President, Software Solutions Division. Before joining Juniper, Mr. Muglia was at Microsoft from January 1988 through September 2011, where he served in various leadership positions across all of Microsoft's business groups, including Developer, Office, Mobile Devices, Windows NT and Online Services. Most recently, Mr. Muglia served as President of Microsoft's Server and Tools Business ("STB"), where he was responsible for infrastructure software, developer tools and cloud platforms. Mr. Muglia holds a bachelor's degree in computer and communication science from the University of Michigan.
RAMI RAHIM joined Juniper in January 1997 and in October 2012 became Executive Vice President of our Platform Systems Division, responsible for driving strategy, development, and business growth for Juniper's entire portfolio of routing, switching, branch, and WLAN products, as well as for the ongoing evolution of our silicon technology and the Junos operating system. Prior to his current position, Mr. Rahim served Juniper in a number of roles, including Senior Vice President and GM of the Edge and Aggregation Business Unit and Vice President of Product Management for EABU. Prior to that, Mr. Rahim spent the majority of his time at Juniper in the development organization where he helped with the architecture, design and implementation of many Juniper core, edge, and carrier Ethernet products. Mr. Rahim holds a Bachelor of Science degree in electrical engineering from the University of Toronto and a Master of Science degree in electrical engineering from Stanford University.
GENE ZAMISKA joined Juniper in December 2007 and currently serves as our Vice President of Corporate Finance and Chief Accounting Officer, for which he was appointed in February 2009. Before joining Juniper, Mr. Zamiska was at HP from February 1989 through November 2007, where he served in various roles in the finance department, most recently serving as Senior Director of Finance - Controller for HP's consulting and integration division and HP's Senior Director of Finance - Assistant Corporate Controller. Prior to HP, Mr. Zamiska was at Arthur Andersen & Company where he served in various roles in the audit and assurance practice. Mr. Zamiska is a Certified Public Accountant (inactive) and holds a bachelor's degree in business-accounting from the University of Illinois, Champaign-Urbana.
Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission (the “SEC”) electronically. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Juniper Networks that file electronically with the SEC. The address of that website is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website at http://www.juniper.net, by contacting the Investor Relations Department at our corporate offices by calling 1-408-936-5396, or by sending an e-mail message to investor-relations@juniper.net. Such reports and other information are available on our website when they are available on the SEC website. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, Stock Committee, and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct and Ethics are also available on our website. Information on our website is not a part of this Report.

Item 1A. Risk Factors

Factors That May Affect Future Results

Investments in our securities involve significant risks. The market price of our stock has historically reflected a higher multiple of earnings than many other companies. Accordingly, even small changes in investor expectations for our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of the products and services sold, acquisitions, industry changes, or other factors, could trigger, and have triggered in the past, significant fluctuations in the market price of our common stock. Investors in our securities should carefully consider all of the relevant factors disclosed by us, including, but not limited to, the following factors, that could affect our business, operating results and stock price.

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

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in geographies in which our products and services are sold, changing market and economic conditions, current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, regional economic and political conditions, and seasonality. For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first and third quarters. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

As a result of these factors, as well as other variables affecting our operating results, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below our guidance, our long-term financial model or the expectations of securities analysts or investors, in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic uncertainty concerns over the sovereign debt situation in certain countries in the European Union, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, continued weakness and the sovereign debt situation in certain countries in the European Union, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

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

A limited number of our customers comprise a significant portion of our revenues and there is an ongoing trend toward consolidation in the industry in which our customers and partners operate. Any decrease in revenues from our customers or partners could have an adverse effect on our net revenues and operating results.

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues in 2010 and 2012. Changes in the business requirements, vendor selection, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

Competition is intense in the markets that we address. The PSD market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade, Extreme Networks, Hewlett Packard Company, and Huawei. In the SSD market, we face intense competition from a broader group of companies such as Check Point, Cisco, F5 Networks, Palo Alto Networks, and Fortinet. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, Oracle's proposed acquisition of Acme Packet, Inc. in 2013 and Cisco's acquisition of Meraki Networks, Inc. in 2013. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

We expect our gross margins to vary over time, and the level of product gross margins achieved by us in recent years may not be sustainable.

We expect our product gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, increases in inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures. For example, in the third quarter of fiscal 2012, our margins declined as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

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

During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future growth in our business, IT spending and the economy in general is likely to create greater pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

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

Some of our business processes depend upon our information technology ("IT") systems, the systems, and processes of third parties and on the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs.

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

In addition, telecommunications service providers have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may require us to defer revenue recognition from such sales, which may negatively affect our business, financial condition, and results of operations.

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

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service or content providers. Regulations governing the range of services and business models that can be offered by service providers or content providers could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission has issued regulations governing aspects of fixed broadband networks and wireless networks; these regulations might impact service provider and content provider business models and as such, providers' needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

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

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products or product enhancements to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional network infrastructures towards software defined networks ("SDN") has been receiving considerable attention. In our view, it will take several years to see the full impact of SDN, and we believe the successful products and solutions in this market will combine hardware and software elements together. If we fail to anticipate market requirements or fail to develop and introduce new products or product enhancements to meet those needs in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance.

In addition, as a result of our acquisitions of Altor and Trapeze in 2010, we have been offering a virtualization security product and a WLAN product. Also, in 2012, we announced new products, including the smaller version of our QFabric solutions, the latest QFX3000-M QFabric System, T4000 Core Routers, PTX Series Packet Transport switches, MX2020 and MX2010 3D Universal Edge Routers, and JunosV App Engine. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. Finally, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

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

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructurings; tax effects of share-based compensation; or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

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

We provide demand forecasts to our contract manufacturers and the manufacturers order components and plan capacity based on these forecasts. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in the third quarter of fiscal 2012, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, and because our contract manufacturers are third-party manufacturers for numerous other companies, if we underestimate our requirements, as we did in the third quarter of 2010 with respect to certain components, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.

We are dependent on contract manufacturers with whom we do not have long-term supply contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenues and damage our customer relationships.

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. In addition, in late 2012, we confirmed that we were reducing the number of our contract manufacturers. As a result, we will be transitioning the work of one manufacturer to two of our other existing manufacturers during 2013. If we do not manage that transition effectively, we could experience delays or quality issues. Each of these factors could adversely affect our business, financial condition, and results of operations.

Upgrades to key internal systems and processes, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We previously initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning (“ERP”) system. In the first quarter of 2010, we implemented a major upgrade of our CRM system. In 2012 and continuing into 2013, we expect to implement major changes to our ERP system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

We are a party to lawsuits, proceedings, and other disputes, which are costly to defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business, financial condition, and results of operations.

We, and certain of our current and former officers and current and former members of our Board of Directors, are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement as well as securities laws. A description of the securities lawsuits can be found in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading “Legal Proceedings.” There can be no assurance that these or any actions that have been or may in the future be brought against us, our officers, and our directors will be resolved favorably or that tentative settlements will become final. Regardless of whether they are resolved, these lawsuits are, and any future lawsuits or threatened legal proceedings to which we, our officers, or our directors may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Legal proceedings, threatened legal proceedings or investigations, regardless of their ultimate outcome, could harm our reputation. Costs of defense, as well as any losses resulting from these claims or settlement of these claims, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

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

Conversely, in the third quarter of 2012, to align our cost structure with long-term strategic plans as part of our productivity and efficiency initiatives, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Many of our expenses, such as real estate expenses, are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with acquisitions, to determine if impairment has occurred. As of December 31, 2012, our goodwill was $ 4,057.8 million and our intangible assets were $128.9 million. If goodwill or intangible assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our Consolidated Balance Sheets, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In the third quarter of 2012, our impairment evaluation resulted in a reduction of $5.4 million to the carrying value of certain purchased intangibles on our Consolidated Balance Sheets, primarily due to the decline in discounted cash flow projections. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as declines in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets. However, any such impairment would have an adverse effect on our results of operations.

We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations.

We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. We conduct significant sales and customer support operations directly and indirectly through our distributors and VARs in countries throughout the world and depend on the operations of our contract manufacturers and suppliers that are located outside of the United States. In addition, a portion of our R&D and our general and administrative operations are conducted outside the United States. In some countries, we may experience reduced intellectual property protection.

As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection,

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries,

•
the impact of the following on service provider and government spending patterns: political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in 2012, we acquired Contrail Systems Inc. ("Contrail") and Mykonos, and in 2010 we acquired Altor, Trapeze, SMobile, and Ankeena. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third-parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us, if possible, to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.

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

We are required to evaluate the effectiveness of our internal control over financial reporting, and any adverse results from such evaluation may adversely affect investor perception, our stock price and cause us to incur additional expense.

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

At December 31, 2012, we had $2,407.8 million in cash and cash equivalents and $1,429.6 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificate of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes.

In March 2011, we issued senior unsecured notes for an aggregate principle amount of $1.0 billion (see discussion in Note 10, Long-Term Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the senior notes. However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the senior notes) or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We lease approximately 2.6 million square feet worldwide, with approximately 60 percent in North America. Our corporate headquarters and facilities are located in Sunnyvale, California, and consists of owned and leased buildings totaling approximately 0.7 million and 1.1 million square feet, respectively. As part of our phased office campus build-out, our corporate headquarters is located on approximately 80 acres of owned land. In November 2012, we began occupying approximately 0.5 million square feet of our owned buildings and will continue to shift occupancy to the remaining 0.2 million square feet in early 2013. This next phase will result in net facilities-related capital expenditures of up to $69 million over the first half of 2013. Each leased facility is subject to an individual lease or sublease, which provides various option, expansion, and extension provisions. Additionally, we lease an approximately 0.2 million square foot facility in Westford, Massachusetts, under a lease that expires in March 2018.

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

For additional information regarding obligations under our operating leases, see Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which is incorporated by reference herein. For additional information regarding properties by operating segment, see Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which is incorporated by reference herein.

ITEM 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
The principal market on which our common stock is traded is the New York Stock Exchange (the "NYSE"). The following table sets forth the high and low bid prices for our common stock of the two most recently completed years as reported on the NYSE for the years ended December 31, 2012 and 2011, respectively:

	2012		2011
NYSE	High	Low	High	Low
First quarter	$25.04	$19.67	$45.01	$34.20
Second quarter	$22.89	$15.31	$42.27	$29.03
Third quarter	$20.00	$14.01	$33.11	$17.21
Fourth quarter	$20.67	$15.77	$25.61	$16.67

Stockholders
At February 22, 2013, there were approximately 957 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners.

Dividends

We have never paid nor do we have present plans to pay cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding compensation plans under which equity securities are authorized for issuance, see Note 12, Employee Benefit Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Unregistered Securities Issued in Fiscal 2012
On December 14, 2012, we issued 5,819,148 shares of our common stock as consideration to 27 individuals in connection with an acquisition of all the outstanding shares of Contrail in the fourth quarter of 2012.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2012 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2012	1.9	$16.43	1.9	$787.8
November 1 - November 30, 2012	12.6	$17.36	12.6	$568.2
December 1 - December 31, 2012	—	$—	—	$568.2
Total	14.5	$17.25	14.5
________________________________

(1)
December activity includes an insignificant number of share repurchases from our employees in connection with net issuances to satisfy tax withholding obligations for the vesting of certain stock awards.

(2)
Shares were repurchased under the stock repurchase program approved by the Board in June 2012 (the "2012 Stock Repurchase Program"), which authorized us to purchase an aggregate of up to $1.0 billion of our common stock from time to time. Future share repurchases under this program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2007, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), the NYSE Dow Jones Industrial Average (“DJI”), and the NASDAQ Telecommunications Index (“IXUT”). The graph shall not be deemed to be incorporated by reference into other SEC filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

$150
$125
$100
$75
$50
$25
$0
Dec-2007
Dec-2008
Dec-2009
Dec-2010
Dec-2011
Dec-2012
Juniper Networks, Inc.("JNPR")
S&P 500
DJI
IXUT

	As of December 31,
	2007	2008	2009	2010	2011	2012
JNPR	$100.00	$52.74	$80.33	$111.20	$61.48	$59.25
S&P 500	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
DJI	$100.00	$66.16	$78.61	$87.28	$92.10	$98.79
IXUT	$100.00	$57.02	$84.52	$87.84	$76.75	$78.29

ITEM 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data,” of this Report, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2012, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Report.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
	(In millions, except per share data)
Net revenues	$4,365.4	$4,448.7	$4,093.3	$3,315.9	$3,572.4
Cost of revenues	1,656.6	1,580.1	1,351.5	1,132.7	1,136.9
Gross margin	2,708.8	2,868.6	2,741.8	2,183.2	2,435.5
Operating expenses	2,400.7	2,250.1	1,974.2	1,872.5	1,740.5
Operating income	308.1	618.5	767.6	310.7	695.0
Other (expense) income, net	(16.6)	(46.8)	10.6	1.4	33.9
Income before income taxes and noncontrolling interest	291.5	571.7	778.2	312.1	728.9
Provision for income taxes	105.0	146.7	158.8	196.8	217.2
Consolidated net income	186.5	425.0	619.4	115.2	511.7
Adjust for net loss (income) attributable to noncontrolling interest	—	0.1	(1.0)	1.8	—
Net income attributable to Juniper Networks	$186.5	$425.1	$618.4	$117.0	$511.7
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.36	$0.80	$1.18	$0.22	$0.96
Diluted	$0.35	$0.79	$1.15	$0.22	$0.93
Shares used in computing net income per share:
Basic	520.9	529.8	522.4	523.6	530.3
Diluted	526.2	541.4	538.8	534.0	551.4

(a)
Includes the following significant pre-tax items: stock based compensation of $243.4 million, restructuring and other charges of $99.7 million, acquisition-related charges of $2.0 million, interest expense on debt (net of amounts capitalized) of $40.0 million, and a net gain on privately-held investments of $25.5 million.

(b)
Includes the following significant pre-tax items: stock-based compensation of $222.2 million, restructuring and other charges of $30.6 million, acquisition-related charges of $9.6 million, interest expense on debt (net of amounts capitalized) of $37.7 million, and a net loss on privately-held investments of $0.3 million.

(c)
Includes the following significant pre-tax items: stock-based compensation of $182.0 million, restructuring charges of $10.8 million, acquisition-related charges of $6.3 million, and a gain on privately-held investments of $8.7 million. In addition, includes a non-recurring income tax benefit of $54.1 million recorded in the first quarter from a change in estimate of unrecognized tax benefits related to share-based compensation. The change resulted from the decision in the first quarter of 2010 of the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner.

(d)
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

(e)
Includes the following significant pre-tax items: stock-based compensation of $108.1 million, write-down of privately-held equity investments of $11.3 million, other-than-temporary decline in publicly-traded equity investment of $3.5 million, and litigation settlement charge of $9.0 million.

Consolidated Balance Sheet Data

	As of December 31,
	2012	2011	2010	2009	2008
	(In millions)
Cash, cash equivalents, and investments	$3,837.4	$4,292.4	$2,821.6	$2,658.7	$2,293.4
Working capital	2,178.7	2,973.0	1,742.4	1,503.2	1,759.6
Goodwill	4,057.8	3,928.1	3,927.8	3,658.6	3,658.6
Total assets	9,832.1	9,983.8	8,467.9	7,590.3	7,187.3
Long-term debt	999.2	999.0	—	—	—
Total long-term liabilities (excluding long-term debt)	411.4	428.4	387.1	389.7	229.3
Total Juniper Networks stockholders' equity	$6,999.0	$7,089.2	$6,608.2	$5,822.1	$5,901.4

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K (“Report”), including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. ("we," "us," or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our critical accounting policies and estimates, see Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and our “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ from these estimates under different assumptions or conditions.

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and a summary of the business and market environment. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 7, our “Risk Factors” section included in Item 1A of Part I, and our Consolidated Financial Statements and notes thereto included in Item 8 of Part II of this Report.

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services that together provide our customers with a high-performance network infrastructure built on simplicity, security, openness, and scale. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our core competencies in hardware systems, silicon design, network architecture, and our open cross-network software platform are helping customers achieve superior performance, greater choice and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, EMEA, and APAC. Beginning in the first quarter of 2012, we aligned our organizational structure to focus on our platform and software strategy, which resulted in two business segments organized principally by product families: PSD and SSD. Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic between data centers, core, edge, aggregation, campus, WANs, branch, and consumer and business devices. Our SSD segment offers software solutions focused on network security and network services applications for both service providers and enterprise customers. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers.

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
During 2012, we saw moderate growth in some of our primary markets. We continued to experience an uncertain global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their capital spending in the near term. We also continued to experience declining product gross margins and pricing pressures from our competitors. We believe our product gross margins may continue to decline in the future, offset by operational improvements and cost efficiencies. Nevertheless, we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing and we continue to see positive long-term fundamentals for high-performance networking.

We continue to invest in innovation and strengthening our product portfolio, which resulted in new product offerings during 2012, including a smaller version of our QFabric solutions, the latest QFX3000-M QFabric System, T4000 Core Routers, PTX Series Packet Transport switches. Additionally, we experienced new customer wins contributing to the growth in the EX Series, MX Series, and SRX Series. We launched the new ACX Series router with support for both Ethernet access/aggregation and MPLS, which extends network intelligence closer to the subscriber and features an open, standards-based management system with software development kit ("SDK")-enabled programmability to enable rapid third-party innovation. We also announced new products and features in our Simply Connected portfolio, including SRX Series Services Gateways and WLA Series Wireless LAN Access Points, which simplify and secure mobile device access to enterprise networks. Furthermore, we acquired Mykonos Web Security Software, in February 2012 to complement our network security applications portfolio.

Additionally, we announced innovative products to enable service providers to rapidly deliver and expand new consumer and business services. These products include our MX2020 and MX2010 3D Universal Edge Routers and new JunosV App Engine, which enable service providers to transform the network edge into a platform for rapid service deployment. We also launched the Junos Content Encore with MX Application Services Modular Line Card, which enables the delivery of premium content services over broadband connections across multiple device types. Furthermore, we announced a technology partnership with Riverbed Technology, Inc. ("Riverbed") that provides us with new capabilities for application delivery control, in exchange for Juniper providing WAN acceleration technology to Riverbed, along with promoting Riverbed as its WAN optimization provider of choice going forward.

Throughout 2012, we focused on improved operational execution, continued innovation, and prudent capital allocation. We continue to believe that the underlying trends driving network investment around the cloud and mobility are intact and remain strong. During 2012, we also initiated a variety of actions to ensure we are positioned for the future, resulting in a restructuring plan (the "2012 Restructuring Plan") to bring our cost structure more in line with our desired long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies. In connection with the 2012 Restructuring Plan, we recorded costs of $40.4 million for workforce reductions, facility consolidations or closures, and other charges during 2012. We also recorded certain inventory charges, intangible asset impairment charges, and contract termination costs of $52.9 million. We expect to incur charges related to the 2012 Restructuring Plan through the end of fiscal 2013. We continue to anticipate that our restructuring and cost reduction activities will result in approximately $150.0 million in cost reduction savings, primarily in operating expenses, and to a lesser extent, in both product and service cost of revenues for the full year 2013, in comparison to our 2012 full year levels. See Note 9, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further discussion of our restructuring activities.

On January 24, 2013, we communicated the following five principles that provide insight on our operating plans for 2013:

•	We expect the macroeconomic environment to remain uncertain;

•	We expect overall modest growth in the markets we serve;

•	We expect to take share in routing and switching and stabilize our share in enterprise security;

•	We expect to expand 2013 operating margins over 2012; and

•	We expect to continue to generate strong cash flows and prudently allocate capital.
These five principles are based on our management's plans, assumptions, and expectations as of the date of this Report.  Although we believe we have been prudent in our plans, expectations, and assumptions, should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics for the years ended December 31, 2012, 2011, and 2010 (in millions, except per share amounts, percentages, day sales outstanding, and book-to-bill):

	As of and for the Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
Net revenues	$4,365.4	$4,448.7	$4,093.3	$(83.3)	(2)%	$355.4	9%

Gross Margin	$2,708.8	$2,868.6	$2,741.8	$(159.8)	(6)%	$126.8	5%
Percentage of net revenues	62.1%	64.5%	67.0%

Operating income	$308.1	$618.5	$767.6	$(310.4)	(50)%	$(149.1)	(19)%
Percentage of net revenues	7.1%	13.9%	18.8%
Net income attributable to Juniper Networks	$186.5	$425.1	$618.4	$(238.6)	(56)%	$(193.3)	(31)%
Percentage of net revenues	4.3%	9.6%	15.1%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.36	$0.80	$1.18	$(0.44)	(55)%	$(0.38)	(32)%
Diluted	$0.35	$0.79	$1.15	$(0.44)	(56)%	$(0.36)	(31)%

Operating cash flows	$642.4	$986.7	$812.3	$(344.3)	(35)%	$174.4	21%
Deferred revenue	$923.4	$967.0	$884.4	$(43.6)	(5)%	$82.6	9%
Day sales outstanding ("DSO") (*)	35	46	45	(11)	(24)%	1	2%
Book-to-bill (*)	>1	1	>1
________________________________

(*)	DSO and book-to-bill are for the fourth quarter ended 2012, 2011, and 2010.

•
Net Revenues: Our net revenue decreased in our EMEA and APAC regions, offset by an increase in the Americas region in 2012, compared to 2011. By market, we experienced declines in both service provider and enterprise markets in 2012, compared to 2011. The year-over-year decrease in our net revenues during 2012 was primarily due to a decline in sales of our core and edge legacy routing products and firewall products, partially offset by increases in our service revenue, switching products, and high-end SRX products.

•
Gross Margin: Our gross margin as a percentage of revenues decreased in 2012, compared to 2011, due to lower product margin from $44.3 million in inventory charges related to component inventory held in excess of forecasted demand and an intangible asset impairment charge of $16.1 million, and to a lesser extent, due to an increase in the size and number of strategic contracts with lower margins, and a shift in product mix to lower margin products. This decrease was partially offset by an increase in service margin.

•
Operating Income: Our operating income as a percentage of revenues decreased in 2012, compared to 2011, primarily due to slower revenue growth relative to our sales and marketing and research and development expense, as we continue to invest in our innovative portfolio and bring new products to market. In addition, restructuring and other associated charges of $99.7 million were recorded in 2012, related to workforce reduction activities, facility closures, asset impairment charges, and contract terminations.

•
Net Income Attributable to Juniper Networks and Net Income Per Share Attributable to Juniper Networks Common Stockholders: The decrease in net income attributable to Juniper Networks in 2012, compared to 2011, reflects the lower operating income discussed above.

•
Operating Cash Flows: Operating cash flows decreased in 2012, compared to 2011, primarily due to lower net income, higher taxes paid, timing of payments to our vendors, and a decrease in deferred revenue, offset by collections of our outstanding receivables.

•
Deferred Revenue: Total deferred revenue decreased $43.6 million to $923.4 million as of December 31, 2012, compared to $967.0 million as of December 31, 2011, due to a decline in deferred service revenue, partially offset by an increase in deferred product revenue.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the quarter ended December 31, 2012 decreased by 11 days, or 24% compared to the quarter ended December 31, 2011. The decrease was primarily due to shipment linearity, resulting in a greater proportion of the periods shipments converted to cash by the end of the period and an increase in collections on our outstanding receivables.

•
Book-to-Bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was greater than one for the quarter ended December 31, 2012 and one for the quarter ended December 31, 2011.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 35.8 million shares of our common stock at an average price of $18.05 per share for an aggregate purchase price of $645.6 million during the year ended December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The critical accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

•
Inventory Valuation and Contract Manufacturer Liabilities. Inventory consists primarily of component parts to be used in the manufacturing process and is stated at lower of average cost or market. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete, to adjust inventory to its estimated realizable value. In determining the provision, we also consider estimated recovery rates based on the nature of the inventory. As of December 31, 2012 and 2011, our inventory balances were $62.5 million and $69.1 million, respectively.

We establish a liability for non-cancelable, non-returnable purchase commitments with our contract manufacturers for carrying charges, quantities in excess of our demand forecasts, or obsolete material charges for components purchased by the contract manufacturers to meet our demand forecasts or customer orders. We also take estimated recoveries of aged inventory into consideration when determining the liability. As of December 31, 2012 and 2011, our contract manufacturer liabilities were $27.7 million and $14.8 million, respectively.

Significant judgment is used in establishing our forecasts of future demand, recovery rates based on the nature and age of inventory, and obsolete material exposures. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors within and outside of our control, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and our customer requirements, we may be required to increase our inventory write-downs and contract manufacturer liabilities, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer liabilities. Inventory and supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times.

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

We evaluate goodwill on an annual basis as of November 1st or more frequently if we believe impairment indicators exist. Goodwill is tested for impairment at the reporting unit level, which is one level below our operating segment level, by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using significant judgment based on a combination of the income and the market approaches. Under the income approach, we estimate fair value of a reporting unit based on the present value of forecasted future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, we estimate fair value of our reporting units based on an analysis that compares the value of the reporting units to values of publicly-traded companies in similar lines of business. If the fair value of the reporting unit does not exceed the carrying value of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. When the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocated shared assets and liabilities to determine the carrying values for each of our reporting units. As of December 31, 2012, goodwill recorded for our PSD segment and SSD segment was $1,866.3 million and $2,191.5 million, respectively. The fair value of our reporting units, in particular SSD, are sensitive to events or changes in circumstances, such as adverse changes in operating results or macro-economic conditions, changes in management's business strategy, or declines in our stock price. A hypothetical 5% decrease in the estimated fair value of our reporting units would result in the fair value of our SSD segment to be above its carrying value by approximately 1% and the fair value of our PSD segment to be in excess of its carrying value by approximately 80%. See Item 1A of Part I, "Risk Factors," for more information.

We evaluate long-lived assets, such as property, plant and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant decrease in the benefits realized from the acquired assets, difficulty and delays in integrating the business or a significant change in the operations of the acquired assets or use of an asset. A long-lived asset is considered impaired if its carrying amount exceeds the estimated future undiscounted cash flows the asset or asset group is expected to generate. If a long-lived asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group.

•
Warranty Reserves.  We generally offer a one-year warranty on all of our hardware products and a 90-day warranty on the media that contains the software embedded in the products. We use judgment and estimates when determining warranty costs as part of our cost of sales based on associated material costs, labor costs for trouble-shooting and repair, and overhead at the time revenue is recognized. Material cost is estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Technical support labor and overhead cost are estimated primarily based upon historical trends in the cost to support the customer cases within the warranty period. Although we engage in extensive product quality programs and processes, if actual product failure rates, use of materials, or service delivery costs differ from estimates, additional warranty costs may be incurred, which could reduce gross margin. As of December 31, 2012 and 2011, our warranty reserves were $29.7 million and $28.3 million, respectively.

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

Under our revenue recognition policies, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”) if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. ESP is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and product life cycle. Consideration is also given to market conditions such as industry pricing strategies and technology life cycles. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. We do not use TPE as we do not consider our products to be similar or interchangeable to our competitors' products in standalone sales to similarly situated customers. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period, which is generally one to three years. We applied ESP to the majority of our product revenue and VSOE to our service revenue in 2012, 2011, and 2010.

•
Share-Based Compensation.  We recognize share-based compensation expense for all share-based payment awards including stock options, RSUs, RSAs, PSAs, and purchases under our Employee Stock Purchase Plan ("ESPP") based on each award's fair value on the grant date.

We utilize the Black-Scholes-Merton (“BSM”) option-pricing model in order to determine the fair value of stock options and ESPP. The BSM model requires various highly subjective assumptions including volatility, expected award life, and risk-free interest rate. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience. We determine the fair value of RSUs, RSAs and PSAs based on the closing market price of our common stock on the date of grant. In addition, we use significant judgment in estimating share-based compensation expense for our PSAs based on the vesting criteria and only recognize expense for the portions in which annual targets have been set.

The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates. These estimates involve inherent uncertainties and the application of management's judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. Additionally, we are required to estimate the expected forfeiture rate based on historical experience, as well as judgment, and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded share-based compensation expense could be different.

•
Income Taxes.  We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different that the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

The following table presents product and service (in millions, except percentages):

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
Product	$3,262.1	$3,478.3	$3,258.7	$(216.2)	(6)%	$219.6	7%
Percentage of net revenues	74.7%	78.2%	79.6%
Service	1,103.3	970.4	834.6	132.9	14%	135.8	16%
Percentage of net revenues	25.3%	21.8%	20.4%
Total net revenues	$4,365.4	$4,448.7	$4,093.3	$(83.3)	(2)%	$355.4	9%

The decrease in product revenues in 2012, compared to 2011, was primarily due to a decline in sales of our core and edge legacy routing and firewall products, partially offset by an increase in our switching and high-end SRX products. Our 2012 revenues reflect initial sales from the introduction of our T4000, PTX and ACX routing products. The increase in service revenues in 2012 was primarily driven by strong contract renewals compared to 2011 for certain edge routing, switching and security products.

The increase in product revenues in 2011, compared to 2010, was primarily due to an increase in sales of our edge routing and switching products, partially offset by decreases in core routing and high-end firewall products. Our 2011 revenues reflect initial sales from the introduction of our QFabric solution. The increase in service revenues in 2011, compared to 2010, was primarily attributable to sales and contract renewals for certain edge routing, switching, and security products.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
Service Provider	$2,811.2	$2,833.0	$2,631.5	$(21.8)	(1)%	$201.5	8%
Percentage of net revenues	64.4%	63.7%	64.3%
Enterprise	1,554.2	1,615.7	1,461.8	(61.5)	(4)%	153.9	11%
Percentage of net revenues	35.6%	36.3%	35.7%
Total net revenues	$4,365.4	$4,448.7	$4,093.3	$(83.3)	(2)%	$355.4	9%

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

Net revenues from sales to the service provider market decreased in 2012, compared to 2011, primarily due to reduced routing purchases by some of our international and content service providers, partially offset by strong growth from Tier 1 carrier service providers in the Americas. Net revenues from sales to the service provider market increased in 2011, compared to 2010, across all of our geographic regions, specifically in the Americas and EMEA. The increase was largely attributable to customers' adoption of our routing and switching products.

Net revenues generated from the enterprise market decreased in 2012, compared to 2011, primarily due to lower revenue in federal and financial services, offset by our expanding presence in APAC and EMEA. Net revenues generated from the enterprise market increased in 2011 compared to 2010 across all three geographic regions. The increase, reflecting demand for both routing and switching products, was driven by the value proposition we offer to customers as well the expansion of our presence in the global enterprise market.

In 2012 and 2010, Verizon Communications, Inc. accounted for 10.3% and 10.4% of our net revenues, respectively. In 2011, no single customer accounted for greater than 10% of our net revenues

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
Americas:
United States	$2,067.5	$2,015.8	$1,890.1	$51.7	3%	$125.7	7%
Other	218.4	222.2	205.5	(3.8)	(2)%	16.7	8%
Total Americas	2,285.9	2,238.0	2,095.6	47.9	2%	142.4	7%
Percentage of net revenues	52.4%	50.3%	51.2%
EMEA	1,266.3	1,339.8	1,189.3	(73.5)	(5)%	150.5	13%
Percentage of net revenues	29.0%	30.1%	29.1%
APAC	813.2	870.9	808.4	(57.7)	(7)%	62.5	8%
Percentage of net revenues	18.6%	19.6%	19.7%
Total net revenues	$4,365.4	$4,448.7	$4,093.3	$(83.3)	(2)%	$355.4	9%

Net revenues in the Americas increased in 2012, compared to 2011, primarily due to increased sales in the United States to certain service providers, offset by a decline in the enterprise market particularly among federal and financial services customers. Net revenues in the Americas increased in 2011, compared to 2010, primarily due to increased sales in the United States attributable to the demand for our routing and switching products and services from enterprise and service provider customers.

Net revenues in EMEA decreased in 2012, compared to 2011, primarily due to decreased sales in Western and Southern Europe as a result of the challenging economic climate in those areas. The decrease was partially offset by increased revenues in the Middle East and from a top service provider in Eastern Europe, across a broad range of our product portfolio. The increase in net revenues in EMEA in 2011, compared to 2010, was driven by service provider and enterprise demand for our routing and switching products and related services, in both the service provider and enterprise markets. The increases were largely attributable to Sweden, Eastern Europe, and the Netherlands. In addition, we recognized the first revenue from a top service provider in Eastern Europe, across a broad range of our product portfolio.

Net revenues in APAC decreased in 2012, compared to 2011, primarily due to a decrease in sales to a certain service provider customer in Japan, following a large product deployment that occurred in 2011. This decrease was partially offset by growth in China in the enterprise market. Net revenues in APAC increased in 2011, compared to 2010, due to the increase in revenues from both service provider and enterprise markets. Net revenues also increased in Southeast Asia and Australia in 2011, compared to 2010, partially offset by continued weakness in Japan and a deferral of some demand in China.
Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
Product gross margin	$2,058.1	$2,323.0	$2,257.8	$(264.9)	(11)%	$65.2	3%
Percentage of product revenues	63.1%	66.8%	69.3%
Service gross margin	650.7	545.6	484.0	105.1	19%	61.6	13%
Percentage of service revenues	59.0%	56.2%	58.0%
Total gross margin	$2,708.8	$2,868.6	$2,741.8	$(159.8)	(6)%	$126.8	5%
Percentage of net revenues	62.1%	64.5%	67.0%

Product gross margin percentage decreased in 2012, compared to 2011, primarily due to a $44.3 million inventory charge related to component inventory held in excess of forecasted demand and to an intangible asset impairment charge of $16.1 million related to our 2012 restructuring activities as discussed in Note 8, Other Financial Information, and Note 7, Goodwill and Purchased Intangible Assets, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. To a lesser extent, the decrease was due to an increase in the size and number of strategic contracts with lower margins and to a shift in product mix to lower margin products. Product gross margin percentage decreased in 2011, compared to 2010, primarily due to a lower proportion of router revenue, a shift in the geographic mix of revenue from the Americas, and increased fixed overhead and inventory-related costs. From 2010 through 2012, our product gross margins have declined. We expect this trend to continue into 2013, due to a shift in product mix and pricing pressures offset in part by innovation and cost efficiencies.

Service gross margin percentage increased in 2012, compared to 2011, primarily due to higher service revenues, combined with a continuing focus on operational improvements and cost efficiencies. Service gross margin percentage decreased in 2011, compared to 2010, primarily due to a growth in headcount for service and support resources for our expanded product portfolio. We expect service gross margins to remain relatively stable in 2013.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
Research and development	$1,101.6	$1,026.8	$917.9	$74.8	7%	$108.9	12%
Percentage of net revenues	25.2%	23.1%	22.4%
Sales and marketing	1,042.0	1,001.1	857.1	40.9	4%	144.0	17%
Percentage of net revenues	23.9%	22.5%	20.9%
General and administrative	203.6	179.1	177.9	24.5	14%	1.2	1%
Percentage of net revenues	4.7%	4.0%	4.3%
Amortization of purchased intangible assets	4.7	5.4	4.2	(0.7)	(13)%	1.2	29%
Percentage of net revenues	0.1%	0.1%	0.1%
Restructuring and other charges	46.8	30.6	10.8	16.2	53%	19.8	183%
Percentage of net revenues	1.1%	0.7%	0.3%
Acquisition-related charges	2.0	7.1	6.3	(5.1)	(72)%	0.8	13%
Percentage of net revenues	—%	0.2%	0.2%
Total operating expenses	$2,400.7	$2,250.1	$1,974.2	$150.6	7%	$275.9	14%
Percentage of net revenues	55.0%	50.6%	48.2%

Our operating expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, and we expect this trend to continue. Facility and information technology (“IT”) departmental costs are allocated to other departments based on usage and headcount. Facility and IT related headcount was 368, 375, 388, as of December 31, 2012, 2011, and 2010, respectively. We had a total of 9,234, 9,129, and 8,772 employees as of December 31, 2012, 2011, and 2010, respectively. The year-over-year increase in total operating expenses in 2012 was primarily driven by an increase in personnel-related costs of $81.2 million, primarily from salaries, benefits, higher variable compensation and share-based compensation, offset by lower commissions, and headcount growth, and an increase in engineering program costs of $12.2 million.

R&D expense increased in 2012, compared to 2011, primarily due to an increase in engineering program costs driven by new product initiatives in the first half of the year in addition to higher variable compensation. Our R&D headcount decreased by 1% as of December 31, 2012, to 4,081 compared to 4,138 as of December 31, 2011, as a result of our restructuring activities in the second half of 2012. R&D expense increased in 2011, compared to 2010, primarily due to an increase in personnel-related expenses. Also contributing to the increase was higher consulting, facilities, and IT costs associated with our R&D projects to support our new product initiatives, including the data center, mobility, and core solutions. This increase was partially offset by lower variable compensation in 2011.

Sales and marketing expense increased slightly in 2012, compared to 2011, primarily due to an increase in personnel-related expenses from a 4% increase in headcount from 2,568 employees as of December 31, 2011 to 2,680 employees as of December 31, 2012, as well as higher demo costs associated with bringing new products to market. These increases were partially offset by lower commissions and a decrease in outside services. Sales and marketing expense increased in 2011, compared to 2010, primarily due to an increase in personnel-related expenses. Also contributing to the increase in 2011 was an increase in commission expense driven by higher revenues and an increase in outside services incurred to support our sales and marketing activities.

General and administrative ("G&A") expense increased in 2012, compared to 2011, primarily due to an increase in outside professional services, which consists of legal and consulting fees to support our finance-related initiatives, including our ERP implementation. G&A headcount increased 5% from 463 as of December 31, 2011 to 486 as of December 31, 2012. G&A expense was relatively flat in 2011, compared to 2010, as costs associated with the G&A headcount growth of 3%, from 449 at December 31, 2010 to 463 at December 31, 2011, were largely offset by lower variable compensation.

Amortization of purchased intangible assets decreased in 2012, compared to 2011, as certain purchased intangible assets reached the end of their amortization period during 2011, partially offset by the addition of purchased intangible assets from acquisitions completed during 2012. Amortization of purchased intangible assets increased in 2011 compared to 2010, due to the addition of purchased intangible assets from acquisitions during 2011 and 2010.

Restructuring and other charges increased in 2012, compared to 2011, due to a restructuring plan (the "2012 Restructuring Plan") initiated in the third quarter of 2012 to bring our cost structure in line with our desired long-term financial and strategic model. We also incurred charges related to a restructuring plan (the "2011 Restructuring Plan") implemented in the third quarter of 2011 to align our business operations with macroeconomic and other market conditions. During 2012, we incurred $46.8 million of restructuring and other charges related to our restructuring plans primarily for workforce reductions and facility closures. Restructuring and other charges increased in 2011, compared to 2010, primarily due to $15.3 million of charges related to workforce reductions and $13.5 million in other charges primarily related to the impairment of an abandoned in-process internal use software project.

Acquisition-related charges decreased during 2012, compared to 2011, due to a lower number and size of acquisitions completed in 2012 compared to both 2011 and the fourth quarter of 2010. In 2011 and 2010, we recorded $7.1 million and $6.3 million, respectively, in direct and indirect acquisition-related costs such as financial advisory, legal, due diligence, and integration costs from acquisitions completed in 2011 and 2010. See Note 3, Business Combinations, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further discussion of these acquisitions.

Share-Based Compensation

Share-based compensation expense associated with stock options, ESPP, RSUs, RSAs, and PSAs was recorded in the following cost and expense categories (in millions, except percentages):

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
Cost of revenues - Product	$4.6	$4.6	$4.4	$—	—%	$0.2	5%
Cost of revenues - Service	17.0	15.7	13.5	1.3	8%	2.2	16%
Research and development	109.1	97.7	78.5	11.4	12%	19.2	24%
Sales and marketing	81.6	70.9	54.9	10.7	15%	16.0	29%
General and administrative	31.1	33.3	30.7	(2.2)	(7)%	2.6	8%
Total	$243.4	$222.2	$182.0	$21.2	10%	$40.2	22%

Share-based compensation expense increased in 2012, compared to 2011, primarily due to a higher number of RSU awards granted as well as a change in standard vesting terms from four years to three years for those RSU awards granted in 2012. This increase was partially offset by a decrease in stock options grants valued at a lower fair value and a decrease in expense associated with PSAs due to lower achievement of performance targets. Share-based compensation expense increased in 2011, compared to 2010, primarily due to the increase in awards granted driven by headcount growth and higher fair value of equity awards attributable to the increase in the market value of our common stock for those awards.

Other (Expense) Income, Net and Income Tax Provision

The following table presents other (expense) income, net and income tax provision (in millions, except percentages):

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
Interest income	$11.0	$9.7	$10.5	$1.3	13%	$(0.8)	(8)%
Interest expense	(52.9)	(49.5)	(8.7)	(3.4)	7%	(40.8)	469%
Other	25.3	(7.0)	8.8	32.3	(461)%	(15.8)	(180)%
Total other (expense) income, net	$(16.6)	$(46.8)	$10.6	$30.2	(65)%	$(57.4)	(542)%
Percentage of net revenues	(0.4)%	(1.1)%	0.3%

Income tax provision	$105.0	$146.7	$158.8	$(41.7)	(28)%	$(12.1)	(8)%
Effective tax rate	36.0%	25.7%	20.4%

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest income increased in 2012, compared to 2011, primarily due to a higher balance of long-term investments yielding higher interest. Interest income decreased in 2011, compared to 2010, primarily due to a lower balance of long-term investments yielding lower interest. Interest expense primarily consists of interest from our long-term debt and customer financing arrangements. Interest expense increased in 2012, compared to 2011, primarily due to the issuance of $1.0 billion of our senior notes (the "Notes") near the end of the first quarter of 2011 and related interest expense of $40.0 million, net of capitalized interest. Interest expense increased in 2011, compared to 2010, primarily due to $37.7 million of interest expense, net of capitalized interest, on the Notes. See Note 10, Long-Term Debt and Financing, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of the Notes. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. In 2012, we recognized gains of $45.5 million, including a gain of $14.7 million from the acquisition of our privately-held investment in Contrail, and impairment losses of $20.0 million included in other, related to our privately-held investments. In 2011, Other included certain legal expenses unrelated to current or recent operations of approximately $7.0 million. In 2010, we recognized a total gain of $8.7 million within Other, primarily due to acquisitions of our privately-held investments in Ankeena and Altor.

Our effective tax rates were 36.0%, 25.7%, 20.4% in 2012, 2011, and 2010, respectively. The effective rate for 2012 is substantially similar to the federal statutory rate of 35%. The effective rate for 2012 does not reflect the benefit of the federal R&D credit which expired on December 31, 2011. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively extended the federal R&D credit for two years through December 31, 2013. As a result we expect to record a favorable benefit of approximately$17.0 million to $19.0 million in the first quarter of 2013 from the retroactive renewal of the 2012 federal R&D credit.

The increase in the overall effective tax rate for 2012 compared to 2011 and 2010 was primarily due to the effect of changes in foreign earnings, the expiration of R&D credit on December 31, 2011 and a $54.1 million income tax benefit in 2010 resulting from a change in our estimate of unrecognized tax benefits due to the taxpayer favorable ruling by the U.S. Court of Appeals for the Ninth Circuit in Xilinx Inc. v. Commissioner related to share-based compensation.

The effective tax rates for 2011 and 2010, differed from the federal statutory rate of 35% primarily due to the federal R&D credit, the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates and the change in our estimate of unrecognized tax benefits as noted above.
For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Segment Information

For a description of the products and services for each segment, see Item 1 Business, in Part I of this Report. A description of the measures included in segment contribution margin can also be found in Note 13, Segment Information, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report. Select segment financial data for each of the three years in the period ended December 31, 2012 was as follows:

Platform Systems Division Segment
(in millions, except percentages)

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
PSD product revenues:
Routing	$1,946.8	$2,166.0	$2,034.7	$(219.2)	(10)%	$131.3	6%
Switching	554.8	495.8	377.7	59.0	12%	118.1	31%
Security/Other	182.5	213.2	211.1	(30.7)	(14)%	2.1	1%
Total PSD product revenues	2,684.1	2,875.0	2,623.5	(190.9)	(7)%	251.5	10%
PSD service revenues	834.3	713.3	603.3	121.0	17%	110.0	18%
Total PSD revenues	$3,518.4	$3,588.3	$3,226.8	$(69.9)	(2)%	$361.5	11%

PSD contribution margin (*)	$1,409.4	$1,586.2	$1,477.9	$(176.8)	(11)%	$108.3	7%
Percentage of PSD revenues	40.1%	44.2%	45.8%
_______________________________

(*)	A reconciliation of contribution margin to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Consolidated Financial Statement in Item 8 of this Report.

PSD product revenues decreased in 2012, compared to 2011, due to the decline in sales of our core and edge legacy routing and branch firewall products. The decline in sales was primarily attributable to lower spending by international customers and by content service provider customers in Americas, partially offset by an increase in sales of our switching products.

A majority of our service revenues are earned from customers that purchase our products and enter into contracts for support services. PSD service revenues increased in 2012, compared to 2011, primarily due to strong contract renewals for support services.

PSD contribution margin as a percent of PSD revenues decreased in 2012, compared to 2011, primarily due to a decline in revenues. The decrease was also attributable to a shift in product mix to lower margin products and out of period adjustments related to prototype development costs that were recorded in the third quarter of 2012, which increased R&D expense by $11.5 million. The decrease in contribution margin was partially offset by reduced costs as a result of a continuing focus on operational improvements and cost efficiencies.

PSD product revenues increased in 2011, compared to 2010, primarily due to growth in the enterprise and service provider markets across all regions. The increased demand for our routing and switching products was primarily driven by growing network demand attributable to increased reliance on digital devices connected to the network and, to a lesser extent, on the improved macroeconomic environment. PSD service revenues increased in 2011, compared to 2010, primarily due to strong contract renewals for support services.

PSD contribution margin as a percentage of PSD revenues decreased in 2011, compared to 2010, due to higher R&D spend to support our product portfolio at a higher rate than our revenue return.

Software Solutions Division Segment
(in millions, except percentages)

	Years Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
SSD product revenues:
Security/Other	$493.3	$490.6	$539.4	$2.7	1%	$(48.8)	(9)%
Routing	84.7	112.7	95.8	(28.0)	(25)%	16.9	18%
Total SSD product revenues	578.0	603.3	635.2	(25.3)	(4)%	(31.9)	(5)%
SSD service revenues	269.0	257.1	231.3	11.9	5%	25.8	11%
Total SSD revenues	$847.0	$860.4	$866.5	$(13.4)	(2)%	$(6.1)	(1)%

SSD contribution margin (*)	$340.6	$345.0	$405.0	$(4.4)	(1)%	$(60.0)	(15)%
Percentage of SSD revenues	40.2%	40.1%	46.7%
_______________________________

(*)	A reconciliation of contribution margin to income before taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Consolidated Financial Statement in Item 8 of this Report.

SSD product revenues decreased in 2012, compared to 2011, primarily due to a decline in the sales of our legacy high-end firewall products and routing services products, partially offset by an increase in sales of our high-end SRX products. SSD service revenues increased in 2012, compared to 2011, primarily driven by strong contract renewals for support services.

SSD contribution margin as a percentage of SSD revenues remained relatively stable in 2012, compared to 2011, due to a shift in product mix to lower margin products offset by reduced costs as a result of our continued focus on operational improvements and cost efficiencies.

SSD product revenues decreased slightly in 2011, compared to 2010, primarily due to a decline in sales of our high-end firewall products, offset by increases in routing services products. SSD service revenues increased in 2011, compared to 2010, primarily due to increased revenue from new service contracts and strong contract renewals for support services.

SSD contribution margin as a percentage of SSD revenues in 2011, compared to 2010, decreased primarily due to a shift in the product mix toward lower margin products.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of the Notes. The following table shows our capital resources (in millions, except percentages):

	As of December 31,
	2012	2011	$ Change	% Change
Working capital	$2,178.7	$2,973.0	$(794.3)	(27)%

Cash and cash equivalents	$2,407.8	$2,910.4	$(502.6)	(17)%
Short-term investments	441.5	641.3	(199.8)	(31)%
Long-term investments	988.1	740.7	247.4	33%
Total cash, cash equivalents, and investments	3,837.4	4,292.4	(455.0)	(11)%
Long-term debt	999.2	999.0	0.2	—%
Net cash, cash equivalents, and investments	$2,838.2	$3,293.4	$(455.2)	(14)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $794.3 million in the year ended December 31, 2012, primarily due to a higher cash and cash equivalent balance at December 31, 2011 as a result of the issuance of the Notes in March 2011 and a decrease in accounts receivables, offset by decreases in accounts payable and short-term deferred revenue.

Summary of Cash Flows

As of December 31, 2012, our cash and cash equivalents decreased by $502.6 million from December 31, 2011. This decrease was mainly the result of cash used in our investing and financing activities of $596.7 million and $548.3 million, respectively, offset by $642.4 million generated from operating activities.

Operating Activities

Net cash provided by operating activities was $642.4 million, $986.7 million, and $812.3 million, for 2012, 2011, and 2010, respectively. Cash flows from operations decreased by $344.3 million in 2012, compared to 2011, primarily due to lower consolidated net income, higher taxes paid, timing of payments to our vendors, and a decrease in deferred revenue, offset by the timing of collections on our outstanding receivables.

Cash flows from operations increased by $174.4 million in 2011, compared to 2010, primarily due to the one-time litigation settlement payment of $169.3 million in 2010 which did not occur in 2011. The increase was partially offset by lower consolidated net income in 2011.

Investing Activities

Net cash used in investing activities was $596.7 million, $707.2 million, and $532.7 million, in 2012, 2011, and 2010, respectively. The decrease in net cash used in investing activities in 2012, compared to 2011, was primarily due to fewer purchases of investments, offset by higher spending on asset purchases, property and equipment, and acquisitions. During 2011, we invested the proceeds from the issuance of the Notes in available-for-sale securities and purchased property and equipment for the phased campus build-out of our corporate headquarters in Sunnyvale, CA. We expect our capital expenditures to decrease in 2013 as we complete our phased campus build-out.

Financing Activities

Net cash used in financing activities was $548.3 million and $72.4 million in 2012 and 2010, respectively, and net cash generated from financing activities was $819.0 million in 2011. The change from 2011 to 2012 was primarily due to the issuance of the Notes in 2011 and an increase in purchases and retirement of common stock and fewer proceeds from employee stock option exercises in 2012. We generated additional cash from financing activities in 2011 compared to 2010 primarily due to the issuance of the Notes, partially offset by the repurchase of our outstanding common stock. For further discussion of our long-term debt, see Note 10, Long-Term Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Stock Repurchase Activities

In June 2012, our Board of Directors (the “Board”) approved a stock repurchase program (the "2012 Stock Repurchase Program"), which authorized us to repurchase up to $1.0 billion of our common stock. The 2012 Stock Repurchase Program was in addition to the stock repurchase program approved by the Board in February 2010 (the “2010 Stock Repurchase Program”), which authorized us to repurchase up to $1.0 billion of our common stock. The 2010 Stock Repurchase Program authorization was in addition to the stock repurchase program approved by the Board in March 2008, which also enabled us to repurchase up to $1.0 billion of our common stock.

We repurchased and retired approximately 35.8 million shares of our common stock at an average price of $18.05 per share for an aggregate purchase price of $645.6 million during the year ended December 31, 2012, under our Stock Repurchase Programs. As of December 31, 2012, there were $568.2 million authorized funds remaining under our Stock Repurchase Programs. We expect to continue to calibrate our buybacks in future quarters with market conditions at the time.

Restructuring

As of December 31, 2012, we accrued total restructuring charges of approximately $18.2 million related to our 2012 and 2011 Restructuring Plans, of which approximately $10.6 million related to severance costs that are expected to be paid through the third quarter of fiscal 2013. The remaining $7.6 million in facilities-related and other charges are expected to be paid through March 2018. During 2012, we made payments related to our restructuring plans totaling approximately $33.1 million for severance costs, facility closures, and contract terminations.

Deferred Revenue

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

The following table summarizes our deferred product and service revenues (in millions):

	As of December 31,
	2012	2011
Deferred product revenue:
Undelivered product commitments and other product deferrals	$256.9	$288.1
Distributor inventory and other sell-through items	138.4	134.0
Deferred gross product revenue	395.3	422.1
Deferred cost of product revenue	(99.4)	(136.9)
Deferred product revenue, net	295.9	285.2
Deferred service revenue	627.5	681.8
Total	$923.4	$967.0

Total deferred revenue decreased $43.6 million to $923.4 million as of December 31, 2012, compared to $967.0 million as of December 31, 2011. This is due to a decline in deferred service revenue driven by timing of revenue recognition, partially offset by an increase in net deferred product revenue.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our guarantees.

Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, purchase commitments, debt, and other contractual obligations. See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our contractual commitments. The following table summarizes our principal contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$266.1	$53.5	$82.9	$52.8	$76.9
Purchase commitments	158.6	158.6	—	—	—
Long-term debt	1,000.0	—	—	300.0	700.0
Interest payment on long-term debt	826.2	46.9	93.8	79.5	606.0
Other contractual obligations	179.3	172.2	7.1	—	—
Total	$2,430.2	$431.2	$183.8	$432.3	$1,382.9

Operating Leases

Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. Rent payments are allocated to costs and operating expenses in our Consolidated Statements of Operations. We occupy approximately 2.6 million square feet worldwide under operating leases. The majority of our office space is in North America, including our corporate headquarters in Sunnyvale, California. Our longest lease expires on November 30, 2022.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, our contract manufacturers place non-cancelable, non-returnable (“NCNR”) orders for components based on our build forecasts. The contract manufacturers use the components to build products based on our forecasts and on purchase orders we have received from our customers. Generally, we do not own the components and title to the product transfers from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components go unused or the products go unsold for specified periods of time, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders. As of December 31, 2012, we had accrued $27.7 million based on our estimate of such charges. Total purchase commitments as of December 31, 2012, consisted of $158.6 million of NCNR orders.

Long-Term Debt and Interest Payment on Long-Term Debt

In March 2011, we issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 (the "2016 notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 (the "2021 notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 (the "2041 notes" and, together with the 2016 notes and the 2021 notes the "Notes"). Interest on the Notes is payable in cash semiannually. We may redeem the Notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the Notes may require us to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any. The indenture that governs the Notes also contains various covenants, including limitations on our ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds. As of December 31, 2012, we were in compliance with all of our debt covenants. Based on our current outlook, we expect to be in compliance with our debt covenants over the next twelve months.

Other Contractual Obligations

Other contractual obligations primarily consisted of $124.2 million in indemnity-related and service related escrows, required by certain acquisitions completed in 2005, 2010, 2011, and 2012 and $55.1 million in campus build-out obligations.

Tax Liabilities

In addition to the table above, tax liabilities include $112.4 million of long-term liabilities in the Consolidated Balance Sheets for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of December 31, 2012 and 2011, we had $12.6 million and $19.9 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

Legal Proceedings

See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for additional information on liabilities that may arise from litigation and contingencies.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our Stock Repurchase Program, our liquidity may be impacted. As of December 31, 2012, 57% of our cash and investment balances are held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for fiscal year 2012 was to target the number of shares underlying equity awards granted on an annual basis at 2.75% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share, with PSAs counted at their target amount). Based upon shares underlying our grants to date of options, RSUs, and PSAs, we achieved the goal for 2012. In fiscal year 2012, as a result of stock price weakness we increased our repurchase activity, and expect to continue to calibrate our buybacks in future quarters with market conditions at the time. We have also managed our equity compensation programs to reduce the overall number of shares subject to outstanding awards over the past two years. Notably, we have reduced the use of stock options in our equity compensation programs. The total number of common shares subject to our outstanding awards in connection with Juniper plans was 54.2 million, 58.2 million, and 63.5 million shares as of December 31, 2012, 2011, and 2010, respectively, reflecting a consecutive decline for the three years ended December 31, 2012.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments (which includes the proceeds of the issuance of the notes), together with cash generated from operations as well as cash generated from the exercise of stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The value of our investments is subject to market price volatility. In addition, as of December 31, 2012, 57% of our cash, cash equivalents, and marketable securities are held outside of the U.S. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). These investments are also reviewed to identify and evaluate indications of potential other-than-temporary impairments as discussed in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the years ended December 31, 2012, 2011, and 2010, related to the sales of our investments.

The following tables presents hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2012 and 2011 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2012	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$1,435.6	$1,428.4	$1,421.2	$1,414.1	$1,460.8	$1,399.6	$1,392.4

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2011	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$1,390.7	$1,384.7	$1,378.7	$1,372.7	$1,366.6	$1,360.6	$1,354.4

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

We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other (expense) income, net in our Consolidated Statements of Operations in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities of one year or less.

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Approximately 77% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the Consolidated Statements of Operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2012, 2011, and 2010, respectively, in other (expense) income, net on our Consolidated Statements of Operations. The change in operating expenses including cost of service revenue, R&D, sales and marketing, and G&A expenses, due to foreign currency fluctuations was approximately 1.5%, 1%, and 1% in 2012, 2011, and 2010, respectively.

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly change by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars as of December 31, 2012 and 2011 would change by less than 1%, assuming constant foreign currency cash, cash equivalents, and marketable securities balances.

Equity Price Risk

Our portfolio of publicly-traded equity securities and our non-qualified deferred compensation (“NQDC”) plan, which may also hold publicly-traded equity securities, are inherently exposed to equity price risk as the stock market fluctuates. Our publicly-traded equity securities are classified as available-for-sale securities on our Consolidated Balance Sheets. Investments under the NQDC plan are considered trading securities and are also reported at fair value on our Consolidated Balance Sheets. We do not purchase our publicly-traded equity securities with the intent to use them for speculative purposes. As of December 31, 2012 and 2011, the total investments under the NQDC plan were $12.6 million and $9.3 million, respectively. A hypothetical 30% adverse change on the total investments under the NQDC plan as of December 31, 2012 and 2011 would result in an immaterial loss.

We have also invested in privately-held companies. These investments are carried at cost. In 2012 and 2011, we recorded impairment charges of $20.0 million and $1.8 million, respectively, on our investments in privately-held companies that we judged to be other than temporary as discussed in Note 5, Fair Value Measurements, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. There were no such charges in 2010. The aggregate cost of our investments in privately-held companies was $32.0 million and $51.8 million as of December 31, 2012 and 2011, respectively.

ITEM 8. Financial Statements and Supplementary Data

Index of Consolidated Financial Statements for the years ended December 31, 2012, 2011, and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc., at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Juniper Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2012, and 2011 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, of Juniper Networks, Inc. and our report dated February 26, 2013, expressed and unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 26, 2013

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net revenues:
Product	$3,262.1	$3,478.3	$3,258.7
Service	1,103.3	970.4	834.6
Total net revenues	4,365.4	4,448.7	4,093.3
Cost of revenues:
Product	1,204.0	1,155.3	1,000.9
Service	452.6	424.8	350.6
Total cost of revenues	1,656.6	1,580.1	1,351.5
Gross margin	2,708.8	2,868.6	2,741.8
Operating expenses:
Research and development	1,101.6	1,026.8	917.9
Sales and marketing	1,042.0	1,001.1	857.1
General and administrative	203.6	179.1	177.9
Amortization of purchased intangible assets	4.7	5.4	4.2
Restructuring and other charges	46.8	30.6	10.8
Acquisition-related charges	2.0	7.1	6.3
Total operating expenses	2,400.7	2,250.1	1,974.2
Operating income	308.1	618.5	767.6
Other (expense) income, net	(16.6)	(46.8)	10.6
Income before income taxes and noncontrolling interest	291.5	571.7	778.2
Income tax provision	105.0	146.7	158.8
Consolidated net income	186.5	425.0	619.4
Adjust for net loss (income) attributable to noncontrolling interest	—	0.1	(1.0)
Net income attributable to Juniper Networks	$186.5	$425.1	$618.4

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.36	$0.80	$1.18
Diluted	$0.35	$0.79	$1.15
Shares used in computing net income per share:
Basic	520.9	529.8	522.4
Diluted	526.2	541.4	538.8

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2012	2011	2010
Consolidated net income	$186.5	$425.0	$619.4
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Unrealized gains	3.4	2.5	2.2
Reclassification adjustment for net gains included in net income	(1.4)	(3.8)	(1.7)
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $0.5 for 2012(*)	2.0	(1.3)	0.5
Cash flow hedges:
Unrealized gains (losses)	6.4	(7.9)	(3.0)
Reclassification adjustment for losses (gains) included in net income	7.5	(0.7)	2.1
Net change in gains (losses) on cash flow hedges, net of taxes of $0.8 for 2012(*)	13.9	(8.6)	(0.9)
Foreign currency translation adjustments	6.4	(6.4)	0.5
Other comprehensive income (loss), net of tax	22.3	(16.3)	0.1
Comprehensive income	208.8	408.7	619.5
Comprehensive loss (income) attributable to noncontrolling interest	—	0.1	(1.0)
Comprehensive income attributable to Juniper Networks	$208.8	$408.8	$618.5
_____________________________

(*)	Taxes related to available-for-sale securities and cash flow hedges were zero for both 2011 and 2010.

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$2,407.8	$2,910.4
Short-term investments	441.5	641.3
Accounts receivable, net of allowance for doubtful accounts of $9.5 for 2012 and 2011, respectively	438.4	577.4
Deferred tax assets, net	172.6	154.3
Prepaid expenses and other current assets	140.4	156.3
Total current assets	3,600.7	4,439.7
Property and equipment, net	811.9	598.6
Long-term investments	988.1	740.7
Restricted cash and investments	106.4	78.3
Purchased intangible assets, net	128.9	123.1
Goodwill	4,057.8	3,928.1
Other long-term assets	138.3	75.3
Total assets	9,832.1	9,983.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	209.3	324.9
Accrued compensation	279.3	223.0
Accrued warranty	29.7	28.3
Deferred revenue	693.5	712.6
Income taxes payable	7.8	12.5
Other accrued liabilities	202.4	165.4
Total current liabilities	1,422.0	1,466.7
Long-term debt	999.2	999.0
Long-term deferred revenue	229.9	254.4
Long-term income tax payable	112.4	108.5
Other long-term liabilities	69.1	65.5
Total liabilities	2,832.6	2,894.1
Commitments and contingencies (Note 16)
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 508.4 shares and 526.4 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	9,905.7	10,079.2
Accumulated other comprehensive income (loss)	4.7	(17.6)
Accumulated deficit	(2,911.4)	(2,972.4)
Total Juniper Networks stockholders' equity	6,999.0	7,089.2
Noncontrolling interest	0.5	0.5
Total stockholders' equity	6,999.5	7,089.7
Total liabilities and stockholders' equity	$9,832.1	$9,983.8

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net income	$186.5	$425.0	$619.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash portion of share-based compensation	242.7	217.8	177.8
Depreciation and amortization	187.0	169.3	155.3
Restructuring and other charges	99.7	30.6	10.8
Deferred income taxes	(18.2)	7.2	64.0
(Gain) loss on investments, net	(26.7)	0.3	(8.7)
Excess tax benefits from share-based compensation	(7.2)	(45.0)	(48.5)
Other non-cash charges	1.5	0.7	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	139.1	18.6	(129.2)
Prepaid expenses and other assets	(29.2)	28.5	(129.3)
Accounts payable	(121.2)	33.9	48.2
Accrued compensation	54.8	(32.2)	78.1
Accrued litigation settlements	—	—	(169.3)
Income tax payable	(7.5)	53.2	25.2
Other accrued liabilities	(5.3)	(3.4)	(9.4)
Deferred revenue	(53.6)	82.2	127.9
Net cash provided by operating activities	642.4	986.7	812.3
Cash flows from investing activities:
Purchases of property and equipment	(348.7)	(266.3)	(185.3)
Purchases of trading investments	(4.1)	(5.2)	(2.8)
Purchases of available-for-sale investments	(1,496.5)	(2,297.3)	(1,577.7)
Proceeds from sales of available-for-sale investments	894.2	1,281.2	537.9
Proceeds from maturities of available-for-sale investments	559.7	645.4	1,086.6
Payment for business acquisitions, net of cash and cash equivalents acquired	(139.4)	(30.7)	(374.8)
Proceeds from the sales of privately-held investments	36.5	2.6	4.5
Purchases of privately-held investments	(12.2)	(35.7)	(8.7)
Purchase of licensed software	(65.3)	—	—
Changes in restricted cash	(20.9)	(1.2)	(12.4)
Net cash used in investing activities	(596.7)	(707.2)	(532.7)
Cash flows from financing activities:
Proceeds from issuance of common stock	99.1	346.9	451.0
Purchases and retirement of common stock	(650.6)	(548.6)	(565.4)
Payment for capital lease obligation	(1.4)	—	—
Issuance of long-term debt, net	—	991.6	—
Change in customer financing arrangements	(2.6)	(15.9)	(3.5)
Excess tax benefits from share-based compensation	7.2	45.0	48.5
Return of capital to noncontrolling interest	—	—	(3.0)
Net cash (used in) provided by financing activities	(548.3)	819.0	(72.4)
Net (decrease) increase in cash and cash equivalents	(502.6)	1,098.5	207.2
Cash and cash equivalents at beginning of period	2,910.4	1,811.9	1,604.7
Cash and cash equivalents at end of period	$2,407.8	$2,910.4	$1,811.9
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$50.1	$34.4	$8.8
Cash paid (received) for income taxes, net	$118.7	$(2.1)	$155.7
Non-cash investing activities:
Issuance of common stock and equity awards assumed in business acquisitions	$16.5	$—	$2.4
Property and equipment acquired under capital lease	$3.7	$—	$—
Licensed software acquired	$19.0	$—	$—
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions)

	Juniper Networks
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2009	519.3	$—	$9,060.1	$(1.4)	$(3,236.5)	$2.6	$5,824.8
Consolidated net income	—	—	—	—	618.4	1.0	619.4
Other comprehensive income, net	—	—	—	0.1	—	—	0.1
Return of capital to noncontrolling interest	—	—	—	—	—	(3.0)	(3.0)
Shares issued in connection with share-based compensation	25.8	—	451.2	—	—	—	451.2
Shares assumed in connection with business acquisitions	—	—	2.4	—	—	—	2.4
Repurchase and retirement of common stock and net issuances	(19.7)	—	(75.2)	—	(490.2)	—	(565.4)
Share-based compensation expense	—	—	177.8	—	—	—	177.8
Adjustment related to tax benefit from employee stock option plans	—	—	101.5	—	—	—	101.5
Balance at December 31, 2010	525.4	—	9,717.8	(1.3)	(3,108.3)	0.6	6,608.8
Consolidated net income (loss)	—	—	—	—	425.1	(0.1)	425.0
Other comprehensive loss, net	—	—	—	(16.3)	—	—	(16.3)
Shares issued in connection with share-based compensation	18.7	—	345.5	—	—	—	345.5
Repurchase and retirement of common stock and net issuances	(17.7)	—	(259.4)	—	(289.2)	—	(548.6)
Share-based compensation expense	—	—	217.8	—	—	—	217.8
Adjustment related to tax benefit from employee stock option plans	—	—	57.5	—	—	—	57.5
Balance at December 31, 2011	526.4	—	10,079.2	(17.6)	(2,972.4)	0.5	7,089.7
Consolidated net income	—	—	—	—	186.5	—	186.5
Other comprehensive income, net	—	—	—	22.3	—	—	22.3
Shares issued in connection with share-based compensation	12.2	—	99.2	—	—	—	99.2
Shares assumed in connection with business acquisitions	5.8	—	16.5	—	—	—	16.5
Repurchase and retirement of common stock and net issuances	(36.0)	—	(525.1)	—	(125.5)	—	(650.6)
Share-based compensation expense	—	—	242.7	—	—	—	242.7
Adjustment related to tax benefit from employee stock option plans	—	—	(6.8)	—	—	—	(6.8)
Balance at December 31, 2012	508.4	$—	$9,905.7	$4.7	$(2,911.4)	$0.5	$6,999.5

 See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Juniper Networks, Inc. (the “Company” or “Juniper”) designs, develops, and sells products and services that together provide customers with a high-performance network infrastructure built on simplicity, security, openness, and scale. The Company serves the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success.

Basis of Presentation

The consolidated financial statements, which include the Company and its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All inter-company balances and transactions have been eliminated. Certain amounts in the prior year Consolidated Financial Statements have been reclassified to conform to the current year presentation.

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

The Company previously owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and terminate the joint venture and subsequently NSN assumed the activities of the joint venture. The Company terminated the joint venture during the first quarter of 2013 and the termination is not expected to have a material effect on the Company's financial position or results of operations.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company's estimates and the actual results, the Company's future consolidated results of operation may be affected.

Fair Value

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits with banks, highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities, which are readily convertible into cash.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company also uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges and have maturities of less than one year. These derivatives are carried at fair value and the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments, which was immaterial during 2012, 2011, and 2010, in other (expense) income, net, on its Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities.

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents and available-for-sale investments in fixed income securities with several high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debt and historically such losses have been within management's expectations. During the years ended December 31, 2012 and 2010, Verizon Communications, Inc. ("Verizon") accounted for 10.3% and 10.4% of net revenues, respectively. During the year ended December 31, 2011, no single customer accounted for 10% or more of net revenues.

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

Inventory
Inventory consists primarily of component parts to be used in the manufacturing process and is stated at the lower of average cost or market. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete, to adjust inventory to its estimated realizable value.

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

Goodwill and Other Long-Lived Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination or an acquisition that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually during the fourth quarter. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (a) a significant adverse change in legal factors or in the business climate; (b) a substantial decline in our market capitalization, (c) an adverse action or assessment by a regulator; (d) unanticipated competition; (e) loss of key personnel; (f) a more likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (g) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (h) testing for recoverability of a significant asset

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

group within a reporting unit; or (i) higher discount rate used in the impairment analysis as impacted by an increase in interest rates.

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

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized by the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

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

When sales arrangements contain multiple elements and software and non-software components that function together to deliver the tangible products' essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on either vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as the Company's products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of third-party products with similar functionality typically cannot be obtained. ESP is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

In multiple element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes an allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Warranty Reserves

The Company generally offers a one-year warranty on all of its hardware products and a 90-day warranty on the media that contains the software embedded in the products. Warranty costs are recognized as part of the Company's cost of sales based on associated material costs, labor costs, and overhead at the time revenue is recognized. Material costs are estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Labor and overhead costs are estimated primarily based upon historical trends in the cost to support customer cases within the warranty period.

Contract Manufacturer Liabilities

The Company establishes a liability for non-cancelable, non-returnable ("NCNR") purchase commitments with its contract manufacturers for carrying charges, quantities in excess of its demand forecasts, or obsolete material charges for components purchased by the contract manufacturers to meet the Company’s demand forecast or customer orders. The demand forecasts are based upon historical trends and analysis from the Company's sales and marketing organizations, adjusted for overall market conditions.

Research and Development

Costs to research, design, and develop the Company's products are expensed as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company's products are released soon after technological feasibility has been

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

established. As a result, costs incurred between achieving technological feasibility and product general availability have not been significant.

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $20.0 million, $17.2 million, and $17.1 million, for 2012, 2011, and 2010, respectively.

Foreign Currency Translations

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using average exchange rates for the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive income (loss).

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

Share-Based Compensation

The Company utilizes the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its stock options and ESPP shares. The Company determines the fair value of its restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share awards ("PSAs") based on the closing market price of the Company’s common stock on the date of grant. Share-based compensation expense is based on the fair value the underlying awards and amortized on a straight-line basis, net of estimated forfeitures. With respect to PSAs, that generally vest after three years, for the portion of the award attributable to each performance year, the Company recognizes PSA expense on a straight-line basis over the remaining vesting period starting in the period in which the annual performance targets are set for each such performance year.

The BSM model requires various highly subjective assumptions that represent management's best estimates of volatility, risk-free interest rate, expected life, and dividend yield. The expected volatility is based on the implied volatility of market-traded options on the Company's common stock, adjusted for other relevant factors including historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of a stock option award is based on historical experience.

Provision for Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Topic 350 - Comprehensive Income ("ASU 2013-02"), which amends Topic 220 to improve the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company intends to adopt this standard in the first quarter of 2013 and does not expect the adoption will have a material impact on its consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, Topic 350 - Intangibles - Goodwill and Other ("ASU 2012-02"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company intends to adopt this standard in the first quarter of 2013 and does not expect the adoption will have an impact on its consolidated results of operations or financial condition.

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

The Company completed three business combinations in 2012, two business combinations in 2011, and four business combinations in 2010 for either cash consideration and/or stock related to the fair value of vested share-based awards assumed of approximately $187.3 million, $30.5 million, and $394.5 million, respectively. The following table presents the purchase consideration allocations for these acquisitions based upon their acquisition-date fair values, including cash and cash equivalents acquired (in millions):

	2012 Acquisitions	2011 Acquisitions	2010 Acquisitions
Net tangible assets acquired	$3.5	$1.7	$8.8
Intangible assets acquired	54.1	28.4	116.5
Goodwill	129.7	0.4	269.2
Total	$187.3	$30.5	$394.5

The Company recognized $2.0 million, $9.6 million, and $6.3 million of acquisition-related costs during the years ended December 31, 2012, 2011, and 2010, respectively. These acquisition-related charges were expensed in the period incurred and reported in the Company's Consolidated Statements of Operations within cost of revenues and operating expense.

The goodwill recognized for the 2012 and 2011 acquisitions was primarily attributable to expected synergies and was not deductible for U.S. federal income tax purposes. Approximately $88.9 million of the acquired goodwill from a 2010 acquisition was deductible for income tax purposes.

Fiscal 2012 Acquisitions

Contrail Systems Inc.

On December 14, 2012, the Company acquired the remaining ownership interest in Contrail Systems, Inc. ("Contrail"), increasing its ownership from 12% to 100%, in a cash and stock transaction for approximately $91.7 million. Contrail, a privately-held software networking company, provides software-defined networking solutions technology that augments Juniper's portfolio of products and services.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The aggregate consideration of $91.7 million was allocated as follows: net tangible assets acquired of $3.6 million, including cash and cash equivalents of $8.6 million; intangible assets of $17.4 million; and recognized goodwill of $70.7 million, which was assigned to the Company's PSD segment.
The Company previously accounted for its investment in Contrail at cost, which was $3.0 million prior to the acquisition. As of the acquisition date, the fair value of the Company's previous equity interest in Contrail was remeasured to its fair value of $17.7 million, which was based upon adjustments market participants would consider when estimating the fair value of the previously held interest in Contrail. This resulted in a $14.7 million gain, which was reported within other (expense) income, net in the Consolidated Statements of Operations.
Mykonos Software, Inc.

On February 13, 2012, the Company acquired 100% of the equity securities of Mykonos Software, Inc. ("Mykonos") for $82.6 million in cash. The acquisition of Mykonos extended Juniper Networks' security portfolio with an intrusion deception system capable of detecting an attacker before an attack is in process. In connection with this acquisition, the Company acquired net tangible liabilities of $0.2 million, intangible assets of $24.3 million, and recognized goodwill of $58.5 million, which was assigned to the Company's SSD segment.
BitGravity, Inc.

On March 8, 2012, the Company acquired a source code license, patent joint-ownership, and employees related to the service management layer of BitGravity, Inc.'s ("BitGravity") Content Delivery Network ("CDN") technology for $13.0 million in cash. In connection with this acquisition, the Company acquired net tangible assets of $0.1 million, intangible assets of $12.4 million, and recognized goodwill of $0.5 million, which was assigned to the Company's SSD segment.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired for the business combinations completed during 2012 as of their respective acquisition dates (in millions, except years):

	Contrail		Mykonos		BitGravity
	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount
Existing technology	—	$—	6	$19.3	3	$12.4
Trade name and trademarks	—	—	7	1.0	—	—
In-process research and development	N/A	17.4	N/A	4.0	—	—
Total		$17.4		$24.3		$12.4

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
Fiscal 2011 Acquisitions

OpNext

On February 9, 2011, the Company acquired certain IP assets of OpNext for $26.0 million in cash, which was accounted for as a business combination. The acquisition of OpNext's ASIC technology furthers Juniper's next-generation development of converged packet optical solutions for the Company's service provider customers. In connection with this acquisition, the Company acquired the fair value of intangible assets of $25.7 million and recognized goodwill of $0.3 million.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Brilliant
On February 18, 2011, the Company acquired certain assets, including all the intellectual property ("IP"), of Brilliant, a supplier of next-generation packet-based, network synchronization equipment and monitoring solutions, for $4.5 million in cash. This IP assists the Company in extending its market position by delivering solutions that offer greater flexibility for service providers as they continue to deploy 3G and 4G networks. In connection with this acquisition, the Company acquired net tangible assets of $1.7 million, intangible assets of $2.7 million, and recognized goodwill of $0.1 million.
Intangible Assets Acquired

The following table presents details of the intangible assets acquired for the business combinations completed during 2011 as of their respective acquisition dates (in millions, except years):

	OpNext		Brilliant
	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount
Existing or core technology	10	$20.6	5	$1.3
Support agreements and related relationships	4	5.1	—	—
Patents	—	—	5	1.4
Total		$25.7		$2.7

Fiscal 2010 Acquisitions

Ankeena Networks, Inc.

On April 19, 2010, the Company acquired the remaining ownership interest in Ankeena Networks, Inc. (“Ankeena”), increasing its ownership from 7.7% to 100%, in a cash and stock transaction for $68.9 million. The acquisition of Ankeena, a privately-held provider of new media infrastructure technology, provides the Company with strong video delivery capabilities, as Ankeena's products optimize web-based video delivery, provides key components of a content delivery network architecture/solution, improves consumers' online video experience, and reduces service provider and carrier service provider infrastructure costs for providing web-based video.
The aggregate consideration of $68.9 million was allocated as follows: net tangible assets acquired of $3.6 million, including cash and cash equivalents of $2.3 million; intangible assets of $12.2 million; and recognized goodwill of $53.1 million.
The Company previously accounted for its investment in Ankeena at cost, which was $2.0 million prior to the acquisition. As of the acquisition-date, the fair value of the Company's previous equity interest in Ankeena was remeasured to its fair value of $5.2 million, which was based upon adjustments market participants would consider when estimating the fair value of the previously held equity interest in Ankeena. This resulted in a gain of $3.2 million, which was reported within other (expense) income, net in the Consolidated Statements of Operations.
SMobile Systems, Inc.

On July 30, 2010, the Company acquired 100% of the equity securities of SMobile Systems, Inc. ("SMobile"), a privately-held software company focused solely on smartphone and tablet security solutions for the enterprise, service provider, and consumer markets for $69.5 million in cash. The acquisition of SMobile allows the Company to extend its security focus through integration of SMobile's product portfolio with Junos®Pulse. In connection with the acquisition of SMobile, the Company acquired net tangible liabilities of $5.2 million, including cash and cash equivalents of $0.4 million, intangible assets of $26.6 million, and recognized goodwill of $48.1 million.

Altor

On December 6, 2010, the Company acquired the remaining ownership interest in Altor, increasing its ownership from 5.0% to 100%, in a cash transaction for $104.0 million. The acquisition of Altor, a privately-held provider of virtualization security, provides the Company with data center and cloud security solutions, including products that optimize web-based video

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

delivery, provides key components of a content delivery network architecture/solution, improves consumers' online video experience, and reduces service provider and carrier service provider infrastructure costs for providing web-based video.
The aggregate consideration of $104.0 million was allocated as follows: net tangible assets acquired of $4.5 million, including cash and cash equivalents of $6.4 million; intangible assets of $21.3 million; and recognized goodwill of $78.2 million.
The Company previously accounted for its investment in Altor at cost, which was $2.0 million prior to the acquisition. As of the acquisition-date, the fair value of the Company's previous equity interest in Altor was remeasured to its fair value of $4.1 million, which was based upon adjustments market participants would consider when estimating the fair value of the previously held equity interest in Altor. This resulted in a gain of $2.1 million, which was reported within other (expense) income, net in the Consolidated Statements of Operations.
Trapeze Networks

On December 16, 2010, the Company acquired 100% of the equity securities of Trapeze Networks ("Trapeze"), a subsidiary of Belden Inc. and a provider of enterprise wireless local area network ("WLAN") solutions for $152.1 million in cash. The acquisition made WLAN infrastructure a key part of Juniper's portfolio and accelerates our growth in the enterprise market. In connection with the acquisition of Trapeze, the Company acquired net tangible assets of $5.9 million, including cash and cash equivalents of $0.8 million, intangible assets of $56.4 million, and recognized goodwill of $89.8 million.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired for the business combinations completed during 2010 as of their respective acquisition dates (in millions, except years):

	Ankeena		SMobile		Altor		Trapeze
	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount
Existing technology	4	$9.0	5	$24.3	6	$13.9	5	$45.0
In-process research and development	—	—	—	—	N/A	2.8	—	—
Core technology	4	3.2	—	—	6	4.6	—	—
Customer contracts and related relationships	—	—	6	2.1	—	—	7	8.6
Support agreements and related relationships	—	—	6	0.1	—	—	7	2.6
Non-compete agreements	—	—	2	0.1	—	—	—	—
OEM customer contracts	—	—	—	—	—	—	2	0.2
Total		$12.2		$26.6		$21.3		$56.4

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of December 31, 2012 and December 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Cash equivalents:
Certificate of deposit	$0.6	$—	$—	$0.6
Commercial paper	10.8	—	—	10.8
Government-sponsored enterprise obligations	6.1	—	—	6.1
Money market funds	1,042.6	—	—	1,042.6
U.S. government securities	165.8	—	—	165.8
Total cash equivalents	1,225.9	—	—	1,225.9
Restricted investments:
Money market funds	102.6	—	—	102.6
Mutual funds	2.9	0.1	—	3.0
Total restricted investments	105.5	0.1	—	105.6
Fixed income securities:
Asset-backed securities	226.2	0.3	(0.1)	226.4
Certificates of deposit	41.9	—	—	41.9
Commercial paper	11.6	—	—	11.6
Corporate debt securities	533.4	2.3	(0.1)	535.6
Foreign government debt securities	5.0	—	—	5.0
Government-sponsored enterprise obligations	264.6	0.3	—	264.9
U.S. government securities	328.6	0.1	—	328.7
Total fixed income securities	1,411.3	3.0	(0.2)	1,414.1
Publicly-traded equity securities	3.0	—	(0.1)	2.9
Total available-for-sale securities	2,745.7	3.1	(0.3)	2,748.5
Trading securities in mutual funds(*)	12.6	—	—	12.6
Total	$2,758.3	$3.1	$(0.3)	$2,761.1

Reported as:
Cash equivalents	$1,225.9	$—	$—	$1,225.9
Restricted investments	105.5	0.1	—	105.6
Short-term investments	441.3	0.3	(0.1)	441.5
Long-term investments	985.6	2.7	(0.2)	988.1
Total	$2,758.3	$3.1	$(0.3)	$2,761.1
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefits Plans, under the section Deferred Compensation Plan.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011
Cash equivalents:
Commercial paper	$10.0	$—	$—	$10.0
Government-sponsored enterprise obligations	24.5	—	—	24.5
Money market funds	1,371.7	—	—	1,371.7
Total cash equivalents	1,406.2	—	—	1,406.2
Restricted investments:
Money market funds	75.1	—	—	75.1
Mutual funds	2.6	—	—	2.6
Total restricted investments	77.7	—	—	77.7
Fixed income securities:
Asset-backed securities	124.7	0.1	(0.1)	124.7
Certificates of deposit	31.8	—	—	31.8
Corporate debt securities	508.2	1.0	(0.5)	508.7
Government-sponsored enterprise obligations	406.3	0.3	(0.1)	406.5
U.S. government securities	301.1	—	(0.1)	301.0
Total fixed income securities	1,372.1	1.4	(0.8)	1,372.7
Total available-for-sale securities	2,856.0	1.4	(0.8)	2,856.6
Trading securities in mutual funds(*)	9.3	—	—	9.3
Total	$2,865.3	$1.4	$(0.8)	$2,865.9

Reported as:
Cash equivalents	$1,406.2	$—	$—	$1,406.2
Restricted investments	77.7	—	—	77.7
Short-term investments	640.9	0.4	—	641.3
Long-term investments	740.5	1.0	(0.8)	740.7
Total	$2,865.3	$1.4	$(0.8)	$2,865.9
_______________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets. For additional information, see Note 12, Employee Benefits Plans, under the section Deferred Compensation Plan.

The following table presents the maturities of the Company's short-term and long-term fixed income securities as of December 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$425.7	$0.3	$—	$426.0
Due between one and five years	985.6	2.7	(0.2)	988.1
Total	$1,411.3	$3.0	$(0.2)	$1,414.1

The Company had 98 and 135 investments in unrealized loss positions as of December 31, 2012 and December 31, 2011, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation. For the available-for-sale debt securities that have unrealized losses, the Company determines that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of December 31, 2012, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2012, 2011, and 2010. For available-for-sale equity securities that have unrealized losses, the Company determined that there was no indication of other-than-temporary impairments as of December 31, 2012. This

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

determination was based on several factors, including the financial condition and near-term prospects of the issuer and the Company’s intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the years December 31, 2012, 2011, and 2010, the Company did not recognize other-than-temporary impairments associated with these investments.

The following tables present the Company's available-for-sale investments that were in an unrealized loss position as of December 31, 2012 and December 31, 2011 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2012
Fixed income securities:
Asset-backed securities (*)	$55.1	$(0.1)	$0.1	$—	$55.2	$(0.1)
Certificates of deposit	0.3	—	—	—	0.3	—
Commercial paper	10.0	—	—	—	10.0	—
Corporate debt securities	116.0	(0.1)	—	—	116.0	(0.1)
Government-sponsored enterprise obligations	30.0	—	—	—	30.0	—
U.S. government securities	68.2	—	—	—	68.2	—
Total fixed income securities	279.6	(0.2)	0.1	—	279.7	(0.2)
Publicly-traded equity securities	2.9	(0.1)	—	—	2.9	(0.1)
Total available-for sale securities	$282.5	$(0.3)	$0.1	$—	$282.6	$(0.3)
 ________________________________
(*) Balance greater than 12 months includes investments that were in an immaterial unrealized loss position as of December 31, 2012.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011
Fixed income securities:
Asset-backed securities (*)	$76.8	$(0.1)	$0.3	$—	$77.1	$(0.1)
Corporate debt securities	189.9	(0.5)	—	—	189.9	(0.5)
Government-sponsored enterprise obligations	146.0	(0.1)	—	—	146.0	(0.1)
U.S. government securities	186.7	(0.1)	—	—	186.7	(0.1)
Total fixed income securities	599.4	(0.8)	0.3	—	599.7	(0.8)
Total available-for-sale securities	$599.4	$(0.8)	$0.3	$—	$599.7	$(0.8)
 ________________________________
(*) Balance greater than 12 months includes investments that were in an immaterial unrealized loss position as of December 31, 2011.

There were no material realized gains or losses from the sale of available-for-sale and trading securities in 2012, 2011, and 2010.

Restricted Cash and Investments

The Company classifies cash and investments as restricted cash and investments on its Consolidated Balance Sheets and designated as available for sale securities for: (i) amounts held in escrow accounts, as required by certain acquisitions completed between 2005 and 2012; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the Consolidated Balance Sheets (in millions):

	As of December 31,
	2012	2011
Restricted cash	$0.8	$0.6
Restricted investments	105.6	77.7
Total restricted cash and investment	$106.4	$78.3

Privately-Held Investments

As of December 31, 2012 and December 31, 2011, the carrying values of the Company’s privately-held investments of $32.0 million and $51.8 million, respectively, were included in other long-term assets in the Consolidated Balance Sheets.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

During the years ended December 31, 2012 and December 31, 2011, the Company determined that certain privately-held investments were other-than-temporarily impaired, which resulted in impairment charges of $20.0 million and $1.8 million, respectively, and were recorded within other (expense) income, net in the Consolidated Statements of Operations. In 2010, the Company determined there were no impairments to its privately-held investments.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$226.4	$—	$226.4
Certificate of deposit	—	42.5	—	42.5
Commercial paper	—	22.4	—	22.4
Corporate debt securities	—	535.6	—	535.6
Foreign government debt securities	—	5.0	—	5.0
Government-sponsored enterprise obligations	254.9	16.1	—	271.0
Money market funds (1)	1,145.2	—	—	1,145.2
Mutual funds (2)	1.0	2.0	—	3.0
U.S. government securities	275.9	218.6	—	494.5
Publicly-traded equity securities	2.9	—	—	2.9
Total available-for-sale securities	1,679.9	1,068.6	—	2,748.5
Trading securities in mutual funds (3)	12.6	—	—	12.6
Derivative assets:
Foreign exchange contracts	—	3.5	—	3.5
Total assets measured at fair value	$1,692.5	$1,072.1	$—	$2,764.6
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$0.1	$—	$0.1
Total liabilities measured at fair value	$—	$0.1	$—	$0.1

Total assets measured at fair value, reported as:
Cash equivalents	$1,048.7	$177.2	$—	$1,225.9
Short-term investments	224.4	217.1	—	441.5
Long-term investments	315.8	672.3	—	988.1
Restricted investments	103.6	2.0	—	105.6
Prepaid expenses and other current assets	—	3.5	—	3.5
Total assets measured at fair value	$1,692.5	$1,072.1	$—	$2,764.6

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$0.1	$—	$0.1
Total liabilities measured at fair value	$—	$0.1	$—	$0.1
________________________________

(1)	Balance includes$102.6 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisitions related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$124.7	$—	$124.7
Certificate of deposit	—	31.8	—	31.8
Commercial paper	—	10.0	—	10.0
Corporate debt securities	—	508.7	—	508.7
Government-sponsored enterprise obligations	314.2	116.8	—	431.0
Money market funds (1)	1,446.8	—	—	1,446.8
Mutual funds (2)	1.0	1.6	—	2.6
U.S. government securities	149.3	151.7	—	301.0
Total available-for-sale securities	1,911.3	945.3	—	2,856.6
Trading securities in mutual funds (3)	9.3	—	—	9.3
Derivative assets:
Foreign exchange contracts	—	0.4	—	0.4
Total assets measured at fair value	$1,920.6	$945.7	$—	$2,866.3
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$9.6	$—	$9.6
Total liabilities measured at fair value	$—	$9.6	$—	$9.6

Total assets measured at fair value, reported as:
Cash equivalents	$1,371.7	$34.5	$—	$1,406.2
Short-term investments	168.9	472.4	—	641.3
Long-term investments	303.9	436.8	—	740.7
Restricted investments	76.1	1.6	—	77.7
Prepaid expenses and other current assets	—	0.4	—	0.4
Total assets measured at fair value	$1,920.6	$945.7	$—	$2,866.3

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$9.6	$—	$9.6
Total liabilities measured at fair value	$—	$9.6	$—	$9.6
_______________________________

(1)	Balance includes $75.1 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2012 and December 31, 2011, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated.
Privately-held investments, which are normally carried at cost, are measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments. The Company measured the fair value of its privately-held investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. During the year ended December 31, 2012, privately-held investments with a carrying value of $20.0 million were measured at fair value resulting in an impairment charge of $20.0 million. During the year ended December 31, 2011, privately-held investments with a carrying value of $2.2 million were measured at fair value resulting in an impairment charge of $1.8 million. These investments were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. During the year ended December 31, 2010, privately-held investments with a carrying value of $0.8 million were measured at fair value, but did not result in an impairment charge.
During the year ended December 31, 2012, certain purchased intangible assets with a carrying value of $5.4 million were measured at fair value resulting in an impairment charge of $5.4 million and recorded within cost of revenues on the Consolidated Statements of Operations. The Company measured the fair value of these assets primarily using discounted cash flow projections. Purchased intangible assets were classified as Level 3 assets, due to the absence of quoted market prices. See Note 7, Goodwill and Purchased Intangibles Assets, for further information. There were no such assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011 and December 31, 2010.
The Company had no liabilities measured at fair value on a nonrecurring basis during December 31, 2012 and 2011, and 2010.

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

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of December 31,
	2012	2011
Cash flow hedges	$85.8	$184.3
Non-designated derivatives	112.8	122.7
Total	$198.6	$307.0

Cash Flow Hedges

The Company can use foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other income, net in its Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next 12 months.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012 and December 31, 2011, the total fair value of the Company’s derivative assets recorded in other current assets on the Consolidated Balance Sheets was $3.5 million and $0.4 million, respectively. As of December 31, 2012 and December 31, 2011, the total fair value of the Company’s derivative liabilities recorded in other accrued liabilities on the Consolidated Balance Sheets was $0.1 million and $9.6 million, respectively.

During the year ended December 31, 2012, the Company recognized a gain of $7.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $7.5 million from other comprehensive income to operating expense in the Consolidated Statements of Operations. During the year ended December 31, 2011, the Company recognized a loss of $7.9 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $0.7 million from other comprehensive income to operating expense in the Consolidated Statements of Operations. During the year ended December 31, 2010, the Company recognized a loss of $3.0 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $2.1 million from other comprehensive income to operating expense in the Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Consolidated Statements of Operations was not material during the years ended December 31, 2012, 2011, and 2010.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other income, net in the Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities between two months.

The Company recognized a net gain of $1.0 million, a gain of $1.5 million, and a loss of $0.3 million on non-designated derivative instruments within other (expense) income, net, in its Consolidated Statements of Operations during the years ended December 31, 2012, 2011, and 2010, respectively.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity allocated to the Company's reportable segments (in millions):

	PSD	SSD	Total
December 31, 2010	$1,793.5	$2,134.3	$3,927.8
Additions due to business combinations	0.4	—	0.4
Adjustments to goodwill	1.7	(1.8)	(0.1)
December 31, 2011	1,795.6	2,132.5	3,928.1
Additions due to business combinations	70.7	59.6	130.3
Adjustments to goodwill	—	(0.6)	(0.6)
December 31, 2012	$1,866.3	$2,191.5	$4,057.8

In connection with the Company's 2012 organizational realignment, certain prior period amounts were reclassified to conform to the current period's segment presentation. The adjustments to goodwill during the year ended December 31, 2011, were related to adjustments in net tangible assets assumed from certain businesses acquired in 2010 and 2011. The additions to goodwill in 2012 were based on the purchase price allocations of the acquisitions completed during 2012. The Company also recorded adjustments to net tangible assets assumed related to the acquisitions completed in 2012. There were no impairments to goodwill during the years ended December 31, 2012, 2011, and 2010.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Accumulated Impairment and Other Charges	Net
As of December 31, 2012
Intangible assets with finite lives:
Technologies and patents	$554.1	$(425.0)	$(30.5)	$98.6
Customer contracts, support agreements, and related relationships	74.3	(59.2)	(2.2)	12.9
Other	18.8	(18.8)	—	—
Total intangible assets with finite lives	647.2	(503.0)	(32.7)	111.5
IPR&D with indefinite lives	17.4	—	—	17.4
Total purchased intangible assets	$664.6	$(503.0)	$(32.7)	$128.9

As of December 31, 2011
Intangible assets with finite lives:
Technologies and patents	$515.5	$(396.4)	$(14.4)	$104.7
Customer contracts, support agreements, and related relationships	73.3	(55.6)	(2.2)	15.5
Other	18.8	(18.7)	—	0.1
Total intangible assets with finite lives	607.6	(470.7)	(16.6)	120.3
IPR&D with indefinite lives	2.8	—	—	2.8
Total purchased intangible assets	$610.4	$(470.7)	$(16.6)	$123.1

During the years ended December 31, 2012, 2011, and 2010, the Company added $54.1 million, $28.4 million, $116.5 million of purchased intangible assets as a result of acquisitions completed during 2012, 2011, and 2010, respectively. Refer to Note 3, Business Combinations, for further details.

During the year ended December 31, 2012, $6.8 million of acquired IPR&D accounted for as indefinite lived assets reached technological feasibility and were reclassified as amortizable finite-lived assets. Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $32.3 million, $27.1 million, and $8.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

In connection with the restructuring plan in 2012 discussed in Note 9, Restructuring and Other Charges, the Company assessed the impairment and remaining useful life of certain intangible assets and determined intangible assets of $5.4 million were impaired and written-down to their fair value of zero and other intangible assets of $10.7 million will no longer be utilized. As a result, the Company recorded $16.1 million in charges related to these items during the year ended December 31, 2012, which are included in cost of revenues in the Consolidated Statements of Operations and recorded in the Company's SSD segment.

As of December 31, 2012, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2013	$28.6
2014	28.5
2015	24.9
2016	12.2
2017	8.5
Thereafter	8.8
Total	$111.5

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8. Other Financial Information

The Company purchases and holds inventory to ensure adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories, net are reported within prepaid expenses and other current assets on the Consolidated Balance Sheets and consisted of the following (in millions):

	As of December 31,
	2012	2011
Inventories, net
Production materials	$54.6	$52.4
Finished goods	7.9	16.7
Total inventories, net	$62.5	$69.1

During the year ended December 31, 2012, the Company recorded charges of $44.3 million, to cost of revenues, representing inventory held in excess of forecasted demand, of which $36.3 million was in connection with the restructuring plan in 2012 discussed in Note 9, Restructuring and Other Charges. Inventory charges for the years ended December 31, 2011 and 2010 were not material.

Property and Equipment

Property and equipment consisted of the following (in millions):

	As of December 31,
	2012	2011
Computers and equipment	$711.8	$604.6
Software	106.6	110.2
Leasehold improvements	206.5	204.1
Furniture and fixtures	28.7	27.4
Building and building improvements	206.1	6.2
Land and land improvements	208.2	208.2
Construction-in-process	112.7	99.7
Property and equipment, gross	1,580.6	1,260.4
Accumulated depreciation	(768.7)	(661.8)
Property and equipment, net	$811.9	$598.6

Depreciation expense was $154.7 million, $142.2 million, and $146.8 million in 2012, 2011, and 2010, respectively. In 2011, the Company recorded a $13.5 million asset impairment charge in restructuring and other charges in the Consolidated Statement of Operations related to an abandoned in-process internal use software project.

Licensed Software

On July 3, 2012, the Company entered into an agreement with Riverbed Technology, Inc. ("Riverbed") to license Riverbed's Application Delivery Controller (“ADC”) software in exchange for the aggregate consideration of $88.0 million, which consist of the following: (1) cash consideration of $75.0 million ($65.0 million paid in the third quarter of 2012 and the remaining $10.0 million payable in the third quarter of 2013); (2) technology integration services with a fair value of $12.6 million; (3) technology partnership in wide area network optimization solutions; and (4) transaction costs of $0.4 million. Contingent consideration of up to $10.0 million has not been recorded but may also be payable to Riverbed if certain third-party approvals of the underlying technology integration services are not obtained.
The aggregate consideration of $88.0 million was allocated to the acquired ADC software of $84.4 million, associated prepaid maintenance and support of $1.0 million, and remaining amounts expected to be received through performance of services. The licensed software acquired was reported within other long-term assets on the Consolidated Balance Sheets. It will be amortized over its useful life of 6 years beginning in the period in which the product is available for general release to customers, estimated to be in 2013. The amortization expense will be recognized in cost of product revenues.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The technology integration services require the Company to develop certain technology, cross-license of associated software, and to provide support over seven years. The fair value of technology integration services, less estimated amounts to be reimbursed is reported within deferred revenue on the Consolidated Balance Sheets. Amounts are deferred until the underlying technology has been delivered. In the event third-party approval is not obtained within a reasonable time frame, up to $20.0 million becomes payable to Riverbed. This amount is held in escrow and reported within restricted cash and investments on the Consolidated Balance Sheets.
Warranties

The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the Consolidated Balance Sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2012	2011
Beginning balance	$28.3	$35.9
Provisions made during the period, net	31.9	52.5
Change in estimate	—	(12.6)
Actual costs incurred during the period	(30.5)	(47.5)
Ending balance	$29.7	$28.3

Deferred Revenue

Details of the Company's deferred revenue, as reported on the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2012	2011
Deferred product revenue:
Undelivered product commitments and other product deferrals	$256.9	$288.1
Distributor inventory and other sell-through items	138.4	134.0
Deferred gross product revenue	395.3	422.1
Deferred cost of product revenue	(99.4)	(136.9)
Deferred product revenue, net	295.9	285.2
Deferred service revenue	627.5	681.8
Total	$923.4	$967.0
Reported as:
Current	$693.5	$712.6
Long-term	229.9	254.4
Total	$923.4	$967.0

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions):

	Years Ended December 31,
	2012	2011	2010
Interest income	$11.0	$9.7	$10.5
Interest expense	(52.9)	(49.5)	(8.7)
Other	25.3	(7.0)	8.8
Other (expense) income, net	$(16.6)	$(46.8)	$10.6

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest expense net of capitalized interest expense from long-term debt and customer financing arrangements. Other consists of investment and foreign exchange realized and unrealized gains or losses and other non-operational income and expense items.

In 2012, the Company recognized gains of $45.5 million, including a $14.7 million gain from the acquisition of its privately-held investment in Contrail, and impairment losses of $20.0 million included in Other related to its privately-held investments. For the years end December 31, 2012 and 2011, interest expense included $40.0 million, net of $7.1 million capitalized, and $37.7 million, net of $1.2 million capitalized, respectively, related to the Company's outstanding long-term debt issued in March 2011 (See Note 10 Long-Term Debt and Financing). In 2011, Other included certain legal expenses unrelated to current or recent operations of approximately $7.0 million. In 2010, the Company recognized a total gain of $8.7 million, primarily due to acquisitions of its privately-held investments in Ankeena and Altor.

Note 9. Restructuring and Other Charges

Restructuring charges are based on the Company's restructuring plans that were committed to by management. These restructuring charges are recorded within cost of revenues or restructuring and other charges in the Consolidated Statements of Operations, as applicable. Any changes in the estimates of executing the approved plans will be reflected in the Company's results of operations. Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets.

During 2012, the Company initiated a restructuring plan (the "2012 Restructuring Plan") to bring its cost structure more in line with its desired long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies. During the year ended December 31, 2012, the Company recorded $40.4 million in charges for workforce reductions, facility consolidations or closures, and other charges related to the 2012 Restructuring Plan. In connection with its restructuring activities, the Company also recorded certain inventory and intangible asset impairment charges and contract termination charges totaling $52.9 million to cost of revenues.

During 2011, the Company implemented a restructuring plan (the "2011 Restructuring Plan") in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions, facility closures and to a lesser extent, contract terminations. The Company recorded the majority of the restructuring charges associated with this plan during the years ended December 31, 2012 and 2011. Facilities-related charges are expected to be completed by March 2018.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents restructuring and other charges included in restructuring and other charges in the Consolidated Statements of Operations under the Company's restructuring plans:

	Years Ended December 31,
	2012	2011	2010
Severance	$36.7	$15.3	$3.9
Facilities	5.8	0.2	5.3
Contract terminations and other	$4.3	$15.1	$1.6
Total	$46.8	$30.6	$10.8

The following table provides a summary of changes in the restructuring liability related to the Company's plans as of December 31, 2012 (in millions):

	December 31, 2011	Charges	Cash Payments	Non-cash Settlements and Other	December 31, 2012
Severance	$3.1	$36.7	$(30.0)	$0.8	$10.6
Facilities	1.0	5.8	(1.6)	—	5.2
Contract terminations and other	—	4.3	(1.5)	(0.4)	2.4
Total	$4.1	$46.8	$(33.1)	$0.4	$18.2

In connection with the restructuring plans discussed above, the Company expects to record aggregate future charges of approximately $19.0 million through 2013, consisting of approximately $3.0 million and $16.0 million related to workforce reductions and facility closures, respectively.

Note 10. Long-Term Debt and Financing

Long-Term Debt

In March 2011, the Company issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 ("2016 Notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 ("2021 Notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 ("2041 Notes" and, together with the 2016 Notes and the 2021 Notes, the "Notes"). Interest on the Notes is payable in cash semiannually. The Company may redeem the Notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the Notes may require the Company to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any. The indenture that governs the Notes also contains various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds. As of December 31, 2012, the Company was in compliance with all of its debt covenants.

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of December 31, 2012
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016	$300.0	3.12%
4.60% fixed-rate notes, due 2021	300.0	4.63%
5.95% fixed-rate notes, due 2041	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(0.8)
Total	$999.2

The effective interest rates for the Notes include the interest on the Notes, accretion of the discount, and amortization of issuance costs. At December 31, 2012 and December 31, 2011, the estimated fair value of the Notes included in long-term debt was approximately $1,090.7 million and $1,069.8 million, respectively, based on quoted market prices (Level 1).

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Customer Financing Arrangements

The Company has customer financing arrangements to factor its accounts receivable to a third-party financing provider for certain customers that require longer payment terms than those typically provided by the Company. The program does not and is not intended to affect the timing of revenue recognition because the Company only recognizes revenue upon sell-through. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. In these transactions with the financing provider, the Company surrendered control over the transferred assets. The factored accounts receivable were isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $677.8 million, $738.2 million and $637.5 million during the years ended December 31, 2012, 2011, and 2010, respectively. The Company received cash proceeds from the financing provider of $679.8 million, $686.5 million, and $595.7 million during the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and December 31, 2011, the amounts owed by the financing provider were $147.6 million and $162.9 million, respectively, and were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

The portion of the receivable that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2012 and December 31, 2011, the estimated cash received from the financing provider not recognized as revenue from distributors was $30.7 million and $33.3 million, respectively.

Note 11. Equity

Stock Repurchase Activities

In June 2012, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the "2012 Stock Repurchase Program"), which authorized the Company to repurchase up to $1.0 billion of its common stock. The 2012 Stock Repurchase Program was in addition to the stock repurchase program approved by the Board in February 2010 (the "2010 Stock Repurchase Program"), which authorized the Company to repurchase up to $1.0 billion of its common stock. The 2010 Stock Repurchase Program was in addition to the stock repurchase program approved by the Board in March 2008, which also enabled the Company to repurchase up to $1.0 billion of its common stock. As of December 31, 2012, there is $568.2 million of authorized funds remaining under the Company's Stock Repurchase Programs.

In addition to repurchases under the Company’s Stock Repurchase Programs, there were also repurchases of common stock from the Company's employees in connection with net issuance of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards.

The following table summarizes the Company's repurchases and retirements of its common stock under its Stock Repurchase Programs and repurchases from net issuances (in millions, except per share amounts):

	Shares Repurchased	Average price per share	Amount Repurchased
2012
Repurchases and retirements of common stock	35.8	$18.05	$645.6
Repurchases from net issuances	0.2	$23.40	$5.0
2011
Repurchases and retirements of common stock	17.5	$30.93	$541.2
Repurchases from net issuances	0.2	$35.98	$7.4
2010
Repurchases and retirements of common stock	19.7	$28.67	$563.5
Repurchases from net issuances	0.1	$25.75	$1.9

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

All shares of common stock repurchased under the Company’s Stock Repurchase Programs and from its employees in connection with net issuances have been retired. Future share repurchases under the Company’s Stock Repurchase Programs will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 18, Subsequent Events, for discussion of the Company's stock repurchase activity in 2013.

Note 12. Employee Benefit Plans

Share-Based Compensation Plans

The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, and the 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”). Under these plans, the Company has granted (or in the case of acquired plans, assumed) stock options, RSAs, RSUs, and PSAs.

As of December 31, 2012, a total of approximately 125.1 million shares of common stock were reserved for future issuance upon exercise of stock options and vesting of RSAs, RSUs, and PSAs, and for the future grant of share-based compensation awards under the Company's equity incentive plans and the 2008 Purchase Plan.

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006 and had an initial authorized share reserve of 64.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. In addition, the Company’s stockholders’ approved amendments to the 2006 Plan that increased the number of shares reserved for issuance under the 2006 Plan, thereby increasing the authorized share reserve by 30.0 million shares in both May 2010 and 2011, and 25.0 million shares in May 2012. As of December 31, 2012, the 2006 Plan had 54.2 million shares subject to currently outstanding equity awards and 54.3 million shares available for future issuance. Options granted under the 2006 Plan have a maximum term of seven years from the date of grant, and generally vest and become exercisable over a four-year period. Subject to the terms of change of control severance agreements, and except for a limited number of shares allowed under the 2006 Plan, RSUs or PSAs that vest solely based on continuing employment or provision of services will vest in full no earlier than three years from the grant date, or in the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than one year from the grant date.

During 2010 through 2012, the Company completed the acquisitions of Ankeena, Altor, Mykonos, and Contrail and assumed their respective plans: Ankeena Networks, Inc. 2008 Stock Plan; Altor Networks, Inc. 2007 Stock Plan and the 2009 Israeli Equity Incentive Sub Plan; Mykonos Software, Inc. 2010 Stock Plan, and Contrail Systems Inc. 2012 Stock Plan. In connection with these plans, the Company assumed stock options, RSA, and RSU awards and exchanged the assumed awards for Juniper Networks' stock options, RSAs, and RSUs. No new stock options, RSAs, and RSUs can be granted under these plans. The Company registered an aggregate of 1.3 million shares of its common stock, between 2010 and 2012, for stock awards previously granted under the assumed plans of the acquired companies and assumed 6.8 million shares of stock options, RSA, and RSU awards in connection with the acquisition of Contrail. As of December 31, 2012, stock options, RSAs, and RSUs representing approximately 7.2 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

The Company adopted the 2008 Purchase Plan, in May 2008. The Board had an initial authorized share reserve of 12.0 million shares of the Company's common stock for issuance under this plan. In addition, the Company’s stockholders’ approved amendments to the 2008 Plan that increased the number of shares reserved for issuance under the 2008 Plan, thereby increasing the authorized share reserve by 7.0 million in May 2012. The 2008 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Purchase Plan) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s stock option activity and related information as of and for the three years ended December 31, 2012 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	67.4	$20.84	4.6	$451.2
Options granted	6.2	29.15
Options assumed(1)	0.5	31.65
Options canceled	(2.3)	22.03
Options exercised	(21.6)	18.99
Options expired	(0.8)	61.48
Balance at December 31, 2010	49.4	$21.90	4.1	$744.5
Options granted	5.6	37.17
Options canceled	(1.9)	26.76
Options exercised	(13.9)	21.13
Options expired	(0.6)	34.32
Balance at December 31, 2011	38.6	$23.98	3.7	$75.3
Options granted	3.1	22.81
Options assumed(2)	0.9	0.57
Options canceled	(2.8)	26.64
Options exercised	(3.6)	11.71
Options expired	(2.1)	26.97
Balance at December 31, 2012	34.1	$24.13	3.1	$52.5

As of December 31, 2012:
Vested or expected-to-vest options	33.0	$24.14	3.0	$48.4
Exercisable options	26.8	$23.77	2.4	$33.1
_____________________________

(1)	Stock options assumed in connection with the acquisition of Ankeena and Altor.

(2)	Stock options assumed in connection with the acquisition of Contrail.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $19.67 per share as of December 31, 2012, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $27.9 million, $249.8 million, and $260.3 million for 2012, 2011, and 2010, respectively. Total fair value of options vested during 2012, 2011, and 2010 was $70.9 million, $80.7 million, and $83.2 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding under all share-based compensation plans as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price (In dollars)	Number Outstanding (In millions)	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price (In dollars)	Number Exercisable (In millions)	Weighted Average Exercise Price (In dollars)
$0.03 - $15.00	3.6	3.8	$10.08	2.6	$13.51
$15.03 - $16.86	3.6	2.8	15.64	3.4	15.68
$17.08 - $19.97	3.5	1.2	18.59	3.3	18.56
$20.15 - $23.53	3.5	3.5	22.04	2.4	22.36
$23.69 - $24.20	3.5	3.5	24.14	2.1	24.10
$24.25 - $25.73	3.6	2.1	25.15	3.4	25.16
$25.90 - $27.24	3.4	3.0	26.69	3.1	26.72
$27.44 - $29.89	3.8	3.6	28.65	2.9	28.60
$29.93 - $40.26	4.2	3.7	35.92	2.9	34.91
$44.00 - $44.00	1.4	4.9	44.00	0.7	44.00
	34.1	3.1	$24.13	26.8	$23.77

As of December 31, 2012, approximately 26.8 million shares of common stock were exercisable at an average exercise price of $23.77 per share. As of December 31, 2011, approximately 26.1 million shares of common stock were exercisable at a weighted-average exercise price of $21.51 per share. As of December 31, 2010, approximately 32.1 million shares of common stock were exercisable at a weighted-average exercise price of $20.96 per share.

Restricted Stock Unit, Performance Share Award, and Restricted Stock Award Activities

RSUs and RSAs generally vest over a period of three to four years from the date of grant and PSAs generally vest after three years provided that certain annual performance targets and other vesting criteria are met. Until vested, RSUs and PSAs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s RSUs, RSAs, and PSAs activity and related information as of and for the year ended December 31, 2012 (in millions, except per share amounts and years):

	Outstanding RSUs and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	9.1	$21.76	1.6	$243.3
RSUs granted	4.0	30.19
RSUs assumed(1)	0.5	32.09
PSAs granted	3.8	29.25
RSUs vested	(1.8)	25.30
PSAs vested	(0.4)	20.64
RSUs canceled	(0.6)	24.87
PSAs canceled	(0.4)	22.57
Balance at December 31, 2010	14.2	$25.94	1.7	$522.9
RSUs granted	7.3	31.75
PSAs granted(2)	4.5	38.64
RSUs vested	(1.7)	23.26
PSAs vested	(0.8)	24.76
RSUs canceled	(1.0)	31.57
PSAs canceled	(2.9)	30.72
Balance at December 31, 2011	19.6	$30.27	1.5	$400.5
RSUs granted	9.9	20.79
RSUs assumed (4)(5)	0.2	22.21
PSAs granted(3)	2.2	23.07
RSAs assumed (5)	5.8	19.59
RSUs vested	(3.1)	27.04
PSAs vested	(1.9)	18.21
RSAs vested	(0.7)	19.59
RSUs canceled	(2.9)	27.77
PSAs canceled	(2.3)	29.71
Balance at December 31, 2012	26.8	$27.76	1.7	$565.0

As of December 31, 2012:
Vested and expected-to-vest RSUs, RSAs and PSAs	24.5	$26.11	1.5	$496.8
________________________________

(1)	RSUs assumed in connection with the acquisitions of Ankeena and Altor.

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

(3)
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

(4)	RSUs assumed in connection with the acquisition of Mykonos.

(5)	RSUs and RSAs assumed in connection with the acquisition of Contrail.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2006 Plan as of December 31, 2012 (in millions):

Number of Shares
Balance at December 31, 2011	41.1
Additional shares authorized for issuance	25.0
RSUs and PSAs granted (1)	(25.4)
Options granted	(3.1)
RSUs and PSAs canceled (1)	11.8
Options canceled (2)	2.8
Options expired (2)	2.1
Balance at December 31, 2012	54.3
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

Employee Stock Purchase Plan

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 3.5 million, 2.4 million, and 2.0 million shares of common stock through the 2008 Purchase Plan at an average exercise price of $16.26, $21.53, and $21.20 per share during fiscal years 2012, 2011, and 2010, respectively.

As of December 31, 2012, approximately 9.5 million shares have been issued and 9.5 million shares remain available for future issuance under the 2008 Purchase Plan.

Share-Based Compensation Expense

The weighted average assumptions used and the resulting estimates of fair value for stock options and the employee stock purchase plan were:

	Years Ended December 31,
	2012	2011	2010
Stock Options:
Volatility	45%	43%	38%
Risk-free interest rate	0.7%	1.5%	2.0%
Expected life (years)	4.2	4.1	4.3
Dividend yield	—	—	—
Weighted-average fair value per share	$8.47	$13.17	$9.77

Employee Stock Purchase Plan:
Volatility	47%	41%	35%
Risk-free interest rate	0.1%	0.2%	0.2%
Expected life (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Weighted-average fair value per share	$5.53	$7.48	$6.55

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s share-based compensation expense associated with stock options, employee stock purchases, RSUs, PSAs, and RSAs was recorded in the following cost and expense categories (in millions):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues - Product	$4.6	$4.6	$4.4
Cost of revenues - Service	17.0	15.7	13.5
Research and development	109.1	97.7	78.5
Sales and marketing	81.6	70.9	54.9
General and administrative	31.1	33.3	30.7
Total	$243.4	$222.2	$182.0

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2012	2011	2010
Options	$57.9	$76.2	$81.5
Assumed options	0.2	—	0.8
RSUs and PSAs	158.8	123.1	81.8
Assumed RSAs	4.8	—	—
Assumed RSUs	0.1	—	0.6
Employee stock purchase plan	20.8	18.5	13.1
Other acquisition-related compensation	0.8	4.4	4.2
Total	$243.4	$222.2	$182.0

As of December 31, 2012, approximately $69.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted-average period of approximately 2.4 years, approximately $247.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSAs will be recognized over a weighted-average period of approximately 1.8 years and approximately $71.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSAs will be recognized over a weighted-average period of approximately 3.4 years.

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company has matched employee contributions since January 1, 2001, currently matching 30% of all eligible employee contributions. All matching contributions vest immediately. The Company’s matching contributions to the plan totaled $20.2 million, $16.3 million, and $13.2 million during the years ended December 31, 2012, 2011, and 2010, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments, and offsetting obligations are included within accrued compensation in the Consolidated Balance Sheets. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in other expense, net, and the offsetting compensation expense is recorded as operating expenses in the Consolidated Statements of Operations. The deferred compensation liability under the NQDC plan was approximately $12.6 million and $9.3 million as of December 31, 2012 and December 31, 2011, respectively. For additional information regarding the Company's NQDC, see Note 4, Cash Equivalents and Investments.

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

To provide improved visibility and comparability, the Company reclassified segment operating results for 2011 and 2010 to conform with the 2012 organizational realignments.

The Company’s PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), branch, and customer premise equipment level. The Company's PSD segment consists of routing, switching, and security/other products and services. Routing includes products and services from the ACX, E, M, MX, PTX and T Series. Switching primarily consists of products and services for EX Series and wireless local area network solutions, as well as QFabric™. Security/other include products and services from the branch SRX, branch firewall, and J Series, as well as the network application platform, Junos® Space.

The Company's SSD segment offers solutions that meet a broad array of our customers’ priorities, from protecting the users, applications and data on the network to providing network services across a distributed infrastructure. The SSD segment primarily consists of security/other and routing products and services. Security/other includes High-End SRX services and vGW Virtual Gateways, High-End Firewall, virtual private network systems and appliances, secure socket layer virtual private network appliances, intrusion detection and prevention appliances, wide area network optimization platforms, and Junos Pulse. Routing primarily consists of Routing Services Software and Mobile Applications (such as MobileNextTM).

The CODM does not allocate to the Company's business segments certain operating expenses managed separately at the corporate level. Direct costs and operating expenses, such as standard cost of goods sold, research and development, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on factors including headcount, usage, and revenue. Segment contribution margin provides supplemental data on operational performance and is comprised of these direct costs and operating expenses, as well as these indirect costs. Corporate unallocated expenses includes: sales, marketing, general and administrative costs, share-based compensation, amortization of purchased intangible assets, restructuring and other charges, gains or losses on equity investments, other expense, net, income taxes, and certain other charges. Segment contribution margin excludes these corporate unallocated expenses.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes financial information for each segment used by the CODM (in millions):

	Years Ended December 31,
	2012	2011	2010
PSD product revenues:
Routing	$1,946.8	$2,166.0	$2,034.7
Switching	554.8	495.8	377.7
Security/other	182.5	213.2	211.1
Total PSD product revenues	2,684.1	2,875.0	2,623.5
PSD service revenues	834.3	713.3	603.3
Total PSD revenues	3,518.4	3,588.3	3,226.8

SSD product revenues:
Security/other	493.3	490.6	539.4
Routing	84.7	112.7	95.8
Total SSD product revenues	578.0	603.3	635.2
SSD service revenues	269.0	257.1	231.3
Total SSD revenues	847.0	860.4	866.5
Total net revenues	4,365.4	4,448.7	4,093.3

Segment contribution margin:
PSD	1,409.4	1,586.2	1,477.9
SSD	340.6	345.0	405.0
Total segment contribution margin	1,750.0	1,931.2	1,882.9

Corporate unallocated expenses (1)	(1,068.7)	(1,013.9)	(901.2)
Amortization of purchased intangible assets (2)	(32.3)	(27.1)	(8.6)
Share-based compensation expense	(243.4)	(222.2)	(182.0)
Share-based payroll tax expense	(1.1)	(9.3)	(6.4)
Restructuring and other charges (3)	(99.7)	(30.6)	(10.8)
Acquisition-related charges (4)	(2.0)	(9.6)	(6.3)
Other unallocated expense	5.3	—	—
Total operating income	308.1	618.5	767.6
Other (expense) income, net	(16.6)	(46.8)	10.6
Income before income taxes and noncontrolling interest	$291.5	$571.7	$778.2
________________________________

(1)	Amount includes unallocated costs for global functions such as sales, marketing, and general and administrative.

(2)	Amount includes amortization expense of purchased intangible assets reported in operating expenses and in cost of revenues.

(3)	Amount includes restructuring and other charges reported in operating expenses and in cost of revenues.

(4)	Amount includes acquisition-related costs reported in operating expenses and in cost of revenues.
Depreciation expense allocated to the PSD segment was $121.0 million, $109.5 million, $114.8 million and in the years ended December 31, 2012, 2011, and 2010, respectively. The depreciation expense allocated to the SSD segment was $33.7 million, $32.7 million, and $32.0 million in the years ended December 31, 2012, 2011, and 2010, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table shows net revenues by geographic region (in millions):

	Years Ended December 31,
	2012	2011	2010
Americas:
United States	$2,067.5	$2,015.8	$1,890.1
Other	218.4	222.2	205.5
Total Americas	2,285.9	2,238.0	2,095.6
Europe, Middle East, and Africa	1,266.3	1,339.8	1,189.3
Asia Pacific	813.2	870.9	808.4
Total	$4,365.4	$4,448.7	$4,093.3

During the years ended December 31, 2012 and 2010, Verizon accounted for 10.3% and 10.4% of net revenues, respectively, and was reported in the Company's PSD and SSD segments. During the year ended December 31, 2011, no single customer accounted for 10% or more of net revenues.

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2012 and December 31, 2011, were attributable to U.S. operations. For the years ended December 31, 2012 and December 31, 2011, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 83% and 80%, respectively. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14.	Income Taxes

The components of income before the provision for income taxes and noncontrolling interest are summarized as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Domestic	$114.1	$218.4	$370.6
Foreign	177.4	353.3	407.6
Total income before provision for income taxes and noncontrolling interest	$291.5	$571.7	$778.2

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Current provision:
Federal	$94.3	$19.5	$(8.4)
States	8.4	0.9	1.0
Foreign	37.1	47.8	44.2
Total current provision	139.8	68.2	36.8
Deferred (benefit) provision:
Federal	(28.8)	23.0	57.5
States	(1.5)	0.6	14.0
Foreign	3.5	(3.6)	(7.5)
Total deferred (benefit) provision	(26.8)	20.0	64.0
Income tax benefits attributable to employee stock plan activity	(8.0)	58.5	58.0
Total provision for income taxes	$105.0	$146.7	$158.8

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Expected provision at 35% rate	$102.0	$200.1	$272.4
State taxes, net of federal benefit	2.0	2.0	6.2
Foreign income at different tax rates	(11.6)	(50.4)	(71.5)
R&D credits	(0.5)	(21.3)	(18.6)
Stock-based compensation	22.4	16.7	(40.2)
Temporary differences not currently benefited	—	—	10.2
Equity investment gain on acquisition	(5.3)	—	(1.8)
Other	(4.0)	(0.4)	2.1
Total provision for income taxes	$105.0	$146.7	$158.8

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$10.0	$4.4
Foreign tax credit carry-forwards	58.0	48.7
Research and other credit carry-forwards	95.3	86.3
Deferred revenue	100.8	94.0
Stock-based compensation	97.5	91.2
Reserves and accruals not currently deductible	283.2	255.9
Other	32.5	31.0
Total deferred tax assets	677.3	611.5
Valuation allowance	(141.0)	(145.2)
Deferred tax assets, net of valuation allowance	536.3	466.3
Deferred tax liabilities:
Property and equipment basis differences	(112.1)	(87.0)
Purchased intangibles	(58.8)	(53.2)
Unremitted foreign earnings	(229.1)	(210.5)
Other	(1.2)	—
Total deferred tax liabilities	(401.2)	(350.7)
Net deferred tax assets	$135.1	$115.6

As of December 31, 2012, and 2011, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $141.0 million and $145.2 million, respectively. The balance at December 31, 2012 consisted of approximately $94.8 million and $9.7 million against the Company's California and Massachusetts deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The remaining deferred tax assets on which the Company recorded a valuation allowance are approximately $36.5 million related to losses that are capital in nature and may carry forward to offset future capital gains. The valuation allowance decreased by $4.2 million and increased $23.0 million in the years ended December 31, 2012 and 2011, respectively. The 2012 decrease relates to the utilization of losses that are capital in nature. Approximately $13.7 million and $9.7 million of the 2011 increase were due to changes in income apportioned to California and Massachusetts, respectively. The income apportioned to Massachusetts and California impacts the future taxable income within these states for the years in which the deferred tax assets are expected to be realized or settled.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012, the Company had federal and California net operating loss carry-forwards of approximately $24.9 million and $39.6 million, respectively. The Company also had California tax credit carry-forwards of approximately $184.0 million. Approximately $14.8 million of the benefit from the California tax credit carry-forwards will be credited to additional paid-in capital when realized on the Company's income tax returns. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2013. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately $1,609.1 million of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2012, because it is the Company's intention to permanently reinvest such earnings. If such earnings were distributed, the Company would accrue additional income tax expense of approximately $483.4 million. These earnings are considered indefinitely invested in operations outside of the U.S., as we intend to utilize these amounts to fund future expansion of our international operations.

As of December 31, 2012, 2011, and 2010 the total amount of gross unrecognized tax benefits was $136.1 million, $132.2 million, and $116.4 million, respectively. As of December 31, 2012, approximately $122.4 million of the $136.1 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Balance at December 31, 2011	$132.2	$116.4	$183.6
Tax positions related to current year:
Additions	8.8	17.6	13.9
Tax positions related to prior years:
Additions	0.9	6.4	—
Reductions	—	—	(73.8)
Settlements	(1.2)	(5.4)	(1.6)
Lapses in statutes of limitations	(4.6)	(2.8)	(5.7)
Balance at December 31, 2012	$136.1	$132.2	$116.4

As of December 31, 2012, 2011, and 2010 the Company had accrued interest and penalties related to unrecognized tax benefits of $16.7 million, $17.3 million, and $18.9 million, respectively, within other long-term liabilities in the Consolidated Balance Sheets. In accordance with the Company's accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of tax expense in the consolidated statements of operations. The Company recognized a benefit for net interest and penalties of $0.6 million and $1.6 million, and an expense of $4.6 million in its Consolidated Statements of Operations during the years ended December 31, 2012, 2011, and 2010, respectively.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by $0 to $42.0 million within the next twelve months due to lapses of applicable statutes of limitation and the completion of tax review cycles in various tax jurisdictions.

During the fourth quarter of 2011, the Company resolved an audit by a state tax authority for the years from 2002 through 2004. As a result of the settlement, the Company recorded a tax benefit of approximately $7.0 million including interest and penalties.

During 2010, the Company recognized approximately $73.4 million of tax benefits related to share-based compensation, which the Company had previously recorded as unrecognized tax benefits in 2009. On March 22, 2010, the Court overturned its May 27, 2009 decision in Xilinx v. Commissioner and affirmed the original U.S. Tax Court decision, which held in favor of the taxpayer. While Juniper Networks was not a named party to the case, the Court's decision eliminates the uncertainty regarding the benefit of the tax position taken by the Company in certain years prior to fiscal 2004 relative to the allocable transfer price of share-based compensation related to the Company's intangible development costs. The Court's decision affirms that the value of share-based compensation related to share-based compensation grants made prior to 2004 is not required to be included in

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

cost sharing agreements between related parties. In light of the Court's decision, the Company has determined that the tax benefit recognized under its prior tax position is more likely than not to be sustained.

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

The Company is currently under examination by the IRS for the 2004 through 2009 tax years. The Company is also subject to two separate ongoing examinations by the India tax authorities for the 2004 tax year and 2004 through 2008 tax years, respectively. Additionally, the Company has not reached a final resolution with the IRS on an adjustment it proposed for the 1999 and 2000 tax years. The Company is not aware of any other examination by taxing authorities in any other major jurisdictions in which it files income tax returns as of December 31, 2012.

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

Note 15. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to Juniper Networks	$186.5	$425.1	$618.4
Denominator:
Weighted-average shares used to compute basic net income per share	520.9	529.8	522.4
Dilutive effect of employee stock awards	5.3	11.6	16.4
Weighted-average shares used to compute diluted net income per share	$526.2	$541.4	$538.8
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.36	$0.80	$1.18
Diluted	$0.35	$0.79	$1.15

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Basic net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, employee stock purchase plan issuances, and vesting of RSUs, RSAs, and PSAs.
The Company excludes both outstanding stock options with exercise prices that are greater than the average market price and RSUs and RSAs with grant date fair market value that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares of approximately 32.3 million, 17.4 million, and 14.0 million shares were outstanding but were not included in the computation of diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 16. Commitments and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of December 31, 2012 (in millions):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases	$266.1	$53.5	$45.7	$37.2	$28.6	$24.2	$76.9
Purchase commitments	158.6	158.6	—	—	—	—	—
Long-term debt	1,000.0	—	—	—	300.0	—	700.0
Interest payment on long-term debt	826.2	46.9	46.9	46.9	41.9	37.6	606.0
Other contractual obligations	179.3	172.2	4.7	2.4	—	—	—
Total	$2,430.2	$431.2	$97.3	$86.5	$370.5	$61.8	$1,382.9

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through November 30, 2022. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $266.1 million as of December 31, 2012. Rent expense for 2012, 2011, and 2010 was approximately $63.2 million, $65.7 million, and $55.9 million, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, contract manufacturers utilized by the Company place NCNR orders for components based on the Company’s build forecasts. As of December 31, 2012, there were NCNR component orders placed by the contract manufacturers with a value of $158.6 million. The contract manufacturers use the components to build products based on the Company’s forecasts and customer purchase orders received by the Company. Generally, the Company does not own the components and title to the products transfers from the contract manufacturers to the Company and immediately to the Company’s customers upon delivery at a designated shipment location. The Company establishes a liability for NCNR commitments for carrying charges, quantities in excess of our demand forecasts, or obsolete materials charges for components purchased by contract manufacturers to meet the Company’s forecast or customer orders. As of December 31, 2012, the Company had accrued $27.7 million based on its estimate of such charges.

Long-Term Debt and Interest Payment on Long-Term Debt

As of December 31, 2012, the Company held long-term debt consisting of senior notes with a carrying value of $999.2 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of December 31, 2012, other contractual obligations primarily consisted of $124.2 million in indemnity-related and service related escrows, required by certain asset purchases and acquisitions completed in 2005, 2010, 2011, and 2012, and $55.1 million in campus build-out obligations.
Tax Liabilities

In addition to the table, as of December 31, 2012, the Company had $112.4 million included in long-term liabilities in the Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of December 31, 2012 and December 31, 2011, the Company had $12.6 million and $19.9 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

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

2011 Federal Securities Class Action

On August 15, 2011, a purported securities class action lawsuit, captioned City of Royal Oak Retirement System v. Juniper Networks, Inc., et al., Case No. 11-cv-04003-LHK, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's business and prospects. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class. On January 9, 2012 the Court appointed City of Omaha Police and Fire Retirement System and City of Bristol Pension Fund as lead plaintiffs. Lead plaintiffs allege that defendants made false and misleading statements about the Company's business and future prospects, and failed to adequately disclose the impact of certain changes in accounting rules. Lead plaintiffs purport to assert claims for violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased or otherwise acquired Juniper Networks' common stock between July 20, 2010 and July 26, 2011, inclusive. On March 14, 2012, Defendants filed motions to dismiss lead plaintiffs' amended complaint. On July 23, 2012, the Court issued an order dismissing the action and giving lead plaintiffs leave to file an amended complaint. Lead plaintiffs filed their second amended complaint on August 20, 2012. Defendants filed a motion to dismiss the second amended complaint on September 17, 2012, and lead plaintiffs filed their opposition on October 22, 2012. Defendants filed their reply brief on November 8, 2012. A hearing on the motion to dismiss is scheduled for May 16, 2013.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

In May 2011, as part of the 2005 and 2006 IRS audit, the Company received a proposed adjustment related to its intercompany R&D cost sharing arrangement for the license of intangibles acquired in 2005. In 2009, as part of the 2004 IRS audit, the Company received a similar proposed adjustment related to the license of intangibles acquired in 2004. The combined estimated incremental tax liabilities related to these proposed adjustments would be approximately $900.0 million, excluding interest and penalties. The Company has filed protests to the proposed deficiencies which are under review by the Appeals Division of the IRS.

The Company is pursuing all available administrative procedures relative to the IRS audit matters referenced above. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17. Selected Quarterly Financial Data (Unaudited)

The tables below sets forth selected unaudited financial data for each quarter of the two years ended December 31, 2012 (in millions, except per share amounts):

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
Net revenues:
Product	$771.9	$804.7	$838.2	$847.3
Service	260.6	269.1	280.1	293.5
Total net revenues	1,032.5	1,073.8	1,118.3	1,140.8
Cost of revenues:
Product	280.6	292.6	334.7	296.1
Service	117.8	113.3	109.8	111.7
Total cost of revenues (2)	398.4	405.9	444.5	407.8
Gross margin	634.1	667.9	673.8	733.0
Operating expenses:
Research and development	269.6	268.7	288.2	275.1
Sales and marketing	257.7	259.5	261.0	263.8
General and administrative	54.7	48.8	49.4	50.7
Amortization of purchased intangibles	1.2	1.2	1.1	1.2
Restructuring and other charges(2)	2.0	3.2	31.0	10.6
Acquisition-related charges(3)	1.2	(0.2)	0.3	0.7
Total operating expenses	586.4	581.2	631.0	602.1
Operating income	47.7	86.7	42.8	130.9
Other (expense) income, net	(24.4)	2.8	(4.0)	9.0
Income before income taxes and noncontrolling interest	23.3	89.5	38.8	139.9
Income tax provision	7.0	31.8	22.0	44.2
Consolidated net income	16.3	57.7	16.8	95.7
Adjust for net loss attributable to noncontrolling interest	—	—	—	—
Net income attributable to Juniper Networks	$16.3	$57.7	$16.8	$95.7
Net income per share attributable to Juniper Networks common stockholders:(4)
Basic	$0.03	$0.11	$0.03	$0.19
Diluted	$0.03	$0.11	$0.03	$0.19
_______________________________

(1)
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

(2)
In the third quarter of 2012, the Company implemented the 2012 Restructuring Plan for workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies and recorded restructuring charges of $29.5 million. In connection with its restructuring activities, the Company also recorded certain inventory and intangible asset impairment charges totaling $52.4 million to cost of revenues. In the fourth quarter of 2012, the Company continued to implement restructuring activities under the 2012 Restructuring Plan.

(3)
Acquisition-related and other charges comprised of direct and indirect costs such as financial advisory, legal, and due diligence, as well as integration costs related to the acquisitions completed in 2011 and 2012.

(4)
Net income per share attributable to Juniper Network stockholders is computed independently. Therefore, the sum of the quarterly net income per share may not equal the total computed for the fiscal year or any cumulative interim period.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$877.4	$891.4	$861.9	$847.5
Service	224.2	229.1	243.9	273.3
Total net revenues	1,101.6	1,120.5	1,105.8	1,120.8
Cost of revenues:
Product(1)	265.7	292.4	286.6	310.6
Service	100.0	105.9	107.6	111.3
Total cost of revenues	365.7	398.3	394.2	421.9
Gross margin	735.9	722.2	711.6	698.9
Operating expenses:
Research and development	262.0	257.3	257.1	250.5
Sales and marketing	246.3	246.6	254.9	253.2
General and administrative	44.9	44.3	44.5	45.5
Amortization of purchased intangibles	1.5	1.3	1.3	1.2
Restructuring and other charges(2)	(0.3)	(0.9)	16.8	15.0
Acquisition-related charges(1)	4.1	2.7	—	0.3
Total operating expenses	558.5	551.3	574.6	565.7
Operating income	177.4	170.9	137.0	133.2
Other expense, net	(6.5)	(13.7)	(15.9)	(10.7)
Income before income taxes and noncontrolling interest	170.9	157.2	121.1	122.5
Income tax provision	41.3	41.7	37.4	26.3
Consolidated net income	129.6	115.5	83.7	96.2
Adjust for net loss attributable to noncontrolling interest	0.1	—	—	—
Net income attributable to Juniper Networks	$129.7	$115.5	$83.7	$96.2
Net income per share attributable to Juniper Networks common stockholders:(3)
Basic	$0.24	$0.22	$0.16	$0.18
Diluted	$0.24	$0.21	$0.16	$0.18
_______________________________

(1)
Acquisition-related and other charges comprised of direct and indirect costs such as financial advisory, legal, and due diligence, as well as integration costs related to the acquisitions completed in 2010 and 2011.

(2)
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

Note 18. Subsequent Event

Stock Repurchases

Subsequent to December 31, 2012, through the filing of this Report, the Company repurchased 3.6 million shares of its common stock, for $79.9 million at an average purchase price of $22.20 per share, under the 2012 Stock Repurchase Program. All of the 3.6 million shares were settled prior to the filing of this Report. Under the 2012 Stock Repurchase Program, the Company has $488.3 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Management's Annual Report on Internal Control Over Financial Reporting: See "Management's Annual Report on Internal Control over Financial Reporting" under Item 8 of Part II of this Report, which report is incorporated herein by reference.

(b) For the “Report of Independent Registered Public Accounting Firm,” see the report under Item 8 of Part II of this Report, which report is incorporated herein by reference.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2. Next, select Corporate Governance and then click on “Worldwide Code of Business Conduct and Ethics.”

Alternatively, you may obtain a free copy of this code of ethics by contacting the Investor Relations Department at our corporate offices by calling 1-408-936-5396 or by sending an e-mail message to investor-relations@juniper.net.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

For information with respect to our Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

Information concerning our directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

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

ITEM 14.    Principal Accounting Fees and Services

Information concerning principal accountant fees and services and the audit committee's preapproval policies and procedures appearing in the Proxy Statement under the headings “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Report:

Schedule	Page
Schedule II - Valuation and Qualifying Account	107

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See Exhibit Index in this Report.

(b) Exhibits

See Exhibit Index in this Report.

(c) None

Juniper, Juniper Networks, Junos, Mykonos, and QFabric are registered trademarks of Juniper Networks, Inc. in the United States and other countries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juniper Networks, Inc.

February 26, 2013	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

February 26, 2013	By:	/s/ Gene Zamiska
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

Signature	Title	Date

/s/ Kevin R. Johnson	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013
Kevin R. Johnson

/s/ Robyn M. Denholm	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2013
Robyn M. Denholm

/s/ Gene Zamiska	Vice President, Corporate Finance (Principal Accounting Officer)	February 26, 2013
Gene Zamiska

/s/ Scott Kriens	Chairman of the Board	February 26, 2013
Scott Kriens

/s/ Pradeep Sindhu	Chief Technical Officer and Vice Chairman of the Board	February 26, 2013
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	February 26, 2013
Robert M. Calderoni

Signature	Title	Date

/s/ Mary B. Cranston	Director	February 26, 2013
Mary B. Cranston

/s/ Mercedes Johnson	Director	February 26, 2013
Mercedes Johnson

/s/ Michael Lawrie	Director	February 26, 2013
Michael Lawrie

/s/ William F. Meehan	Director	February 26, 2013
William F. Meehan

/s/ David Schlotterbeck	Director	February 26, 2013
David Schlotterbeck

/s/ William R. Stensrud	Director	February 26, 2013
William R. Stensrud

Juniper Networks, Inc.

Schedule II - Valuation and Qualifying Account
Years Ended December 31, 2012, 2011, and 2010
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2012	$9.5	$0.1	$(0.1)	$9.5
2011	$10.1	$(0.2)	$(0.4)	$9.5
2010	$9.1	$1.2	$(0.2)	$10.1

Sales Returns Reserve	Balance at Beginning of Year	Charged as a Reduction in Revenues	Recoveries	Balance at End of Year
2012	$52.0	$35.9	$(35.2)	$52.7
2011	$52.8	$46.3	$(47.1)	$52.0
2010	$45.6	$42.6	$(35.4)	$52.8

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Juniper Networks, Inc. Amended and Restated Certificate of Incorporation	10-K	3.1	000-26339	3/27/2001
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Juniper Networks, Inc.	8-K	3.1	001-34501	5/24/2012
3.3	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.2	001-34501	5/24/2012
4.1	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.8	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	4.8	001-34501	3/4/2011
4.9	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.9	001-34501	3/4/2011
4.10	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.10	001-34501	3/4/2011
4.11	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.11	001-34501	3/4/2011
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/9/2005
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/9/2005
10.5	Juniper Networks 2000 Nonstatutory Stock Option Plan++	S-8	10.1	333-92086	7/9/2002
10.6	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005
10.7	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended November 15, 2012*++
10.8	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.9	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.3	000-26339	5/24/2006
10.10	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.11	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.12	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.2	000-26339	5/9/2008
10.13	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan	10-Q	10.3	000-26339	5/9/2008
10.14	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan++	S-8	10.1	333-92090	7/9/2002
10.15	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.16	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.17	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.18	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.19	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005
10.20	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005
10.21	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005
10.22	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005
10.23	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan++	10-Q	10.2	000-26339	8/9/2007

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.24	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	8-K	10.2	001-34501	5/24/2012
10.25	Sub-plan to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan For Employees Located in the European Economic Area	10-K	10.25	000-26339	3/2/2009
10.26	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.27	Form of Executive Officer Change of Control Agreement, as amended++	10-K	10.27	000-26339	3/2/2009
10.28	Form of Executive Officer Severance Agreement, as amended++	10-Q	10.4	000-26339	11/10/2008
10.29	Option Amendment Agreement by and between the Registrant and Kim Perdikou++	8-K	99.2	000-26339	5/2/2007
10.30	Severance Agreement by and between the Registrant and Robyn M. Denholm++	10-K	10.33	000-26339	3/2/2009
10.31	Offer Letter by and between Juniper Networks, Inc. and John Morris++	10-Q	10.1	000-26339	11/10/2008
10.32	Employment Agreement by and between Juniper Networks, Inc. and Kevin Johnson++	10-Q	10.2	000-26339	11/10/2008
10.33	Offer Letter by and between Juniper Networks, Inc. and Michael J. Rose++	10-K	10.38	000-26339	3/2/2009
10.34	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens++	10-Q	10.3	000-26339	11/10/2008
10.35	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999
10.36	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.37	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.38	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004
10.39	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated January 24, 2002	10-K	10.47	000-34501	2/26/2010
10.40	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated February 28, 2000	10-K	10.48	000-34501	2/26/2010
10.41	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.49	000-34501	2/26/2010
10.42	Second Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.50	000-34501	2/26/2010
10.43	Amendment No. 2 to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.51	000-34501	2/26/2010
10.44	Ankeena Networks, Inc. 2008 Stock Plan++	S-8	4.3	333-166248	4/23/2010
10.45	Altor Networks, Inc. 2007 Stock Plan and 2009 Israeli Equity Incentive Sub Plan++	S-8	10.1	333-171299	12/12/2010
10.46	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-Q	10.2	000-34501	11/5/2010
10.47	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	10-Q	10.3	000-34501	11/5/2010
10.48	Employee Agreement between Juniper Networks, Inc. and Robert Muglia++	10-Q	10.3	001-34501	11/4/2011
10.49	Description of 2012 Annual Incentive Plan++	8-K	Item 5.02	001-34501	2/21/2012
10.50	Form of Severance Agreement for Certain Officers first used in April 2012++	10-Q	10.2	001-34501	5/9/2012

Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.51	Form of Change of Control Agreement for Certain Officers first used in April 2012++	10-Q	10.3	001-34501	5/9/2012
10.52	Juniper Networks, Inc. Performance Bonus Plan	8-K	10.56	001-34501	5/23/2011
10.53	Employment Agreement by and between Juniper Networks, Inc. and Rami Rahim++	10-Q	10.1	001-34501	11/8/2012
10.54	Consulting Agreement by and between Juniper Networks, Inc. and Stefan Dyckerhoff++	10-Q	10.2	001-34501	11/8/2012
10.55	Service Agreement by and between Juniper Networks, Inc. and Stefan Dyckerhoff*++
10.56	Amended and Restated Contrail Systems Inc. 2012 Stock Plan dated December 2, 2012*++
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, and (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

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