Form 10-Q
period 2013-03-31
JUNIPER NETWORKS INC
filed 2013-05-08
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 506,253,607 shares of the Company's Common Stock, par value $0.00001, outstanding as of May 3, 2013.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues:
Product	$781.8	$771.9
Service	277.4	260.6
Total net revenues	1,059.2	1,032.5
Cost of revenues:
Product	278.2	280.6
Service	110.2	117.8
Total cost of revenues	388.4	398.4
Gross margin	670.8	634.1
Operating expenses:
Research and development	262.2	269.6
Sales and marketing	255.2	257.7
General and administrative	47.8	54.7
Amortization of purchased intangible assets	1.2	1.2
Restructuring charges	7.0	2.0
Acquisition and litigation charges	10.4	1.2
Total operating expenses	583.8	586.4
Operating income	87.0	47.7
Other expense, net	(10.1)	(24.4)
Income before income taxes	76.9	23.3
Income tax (benefit) provision	(14.1)	7.0
Net income	$91.0	$16.3

Net income per share:
Basic	$0.18	$0.03
Diluted	$0.18	$0.03
Shares used in computing net income per share:
Basic	504.7	527.2
Diluted	512.7	533.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$91.0	$16.3
Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Change in unrealized (losses) gains on available-for-sale securities	(0.2)	3.1
Reclassification adjustment for realized net gains on available-for-sale securities included in net income	(0.4)	(0.3)
Net change in unrealized (losses) gains on available-for-sale securities	(0.6)	2.8
Cash flow hedges:
Change in unrealized (losses) gains on cash flow hedges	(2.1)	6.0
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	(1.4)	3.5
Net change in unrealized (losses) gains on cash flow hedges	(3.5)	9.5
Change in foreign currency translation adjustments	(5.8)	4.6
Other comprehensive (loss) income, net of tax	(9.9)	16.9
Comprehensive income	$81.1	$33.2

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,043.7	$2,407.8
Short-term investments	613.1	441.5
Accounts receivable, net of allowances	532.6	438.4
Deferred tax assets, net	151.4	172.6
Prepaid expenses and other current assets	199.2	140.4
Total current assets	3,540.0	3,600.7
Property and equipment, net	839.0	811.9
Long-term investments	1,015.2	988.1
Restricted cash and investments	94.4	106.4
Purchased intangible assets, net	131.2	128.9
Goodwill	4,057.8	4,057.8
Other long-term assets	152.8	138.3
Total assets	$9,830.4	$9,832.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$223.8	$209.3
Accrued compensation	204.5	279.3
Accrued warranty	29.4	29.7
Deferred revenue	774.7	693.5
Other accrued liabilities	191.3	210.2
Total current liabilities	1,423.7	1,422.0
Long-term debt	999.2	999.2
Long-term deferred revenue	206.0	229.9
Long-term income taxes payable	87.1	112.4
Other long-term liabilities	58.0	69.1
Total liabilities	2,774.0	2,832.6
Commitments and contingencies
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 510.9 shares and 508.4 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	9,923.1	9,905.7
Accumulated other comprehensive (loss) income	(5.2)	4.7
Accumulated deficit	(2,862.0)	(2,911.4)
Total Juniper Networks stockholders' equity	7,055.9	6,999.0
Noncontrolling interest	0.5	0.5
Total stockholders' equity	7,056.4	6,999.5
Total liabilities and stockholders' equity	$9,830.4	$9,832.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$91.0	$16.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation	49.9	65.0
Depreciation and amortization	51.6	43.4
Restructuring charges	7.7	2.0
Deferred income taxes	15.7	(13.9)
(Gain) loss on investments, net	(2.3)	14.0
Excess tax benefits from share-based compensation	(1.1)	(4.3)
Other non-cash charges	0.3	0.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(94.3)	126.5
Prepaid expenses and other assets	(53.6)	(22.3)
Accounts payable	9.1	(126.8)
Accrued compensation	(75.2)	(15.4)
Income taxes payable	(38.4)	(3.8)
Other accrued liabilities	(26.5)	(11.2)
Deferred revenue	57.2	32.6
Net cash (used in) provided by operating activities	(8.9)	102.3
Cash flows from investing activities:
Purchases of property and equipment	(71.5)	(82.0)
Purchases of trading investments	(1.5)	(2.7)
Purchases of available-for-sale investments	(582.2)	(371.2)
Proceeds from sales of available-for-sale investments	331.8	231.4
Proceeds from maturities of available-for-sale investments	54.0	222.8
Payments for business acquisitions, net of cash and cash equivalents acquired	(10.0)	(90.5)
Proceeds from sales of privately-held investments	1.6	—
Purchases of privately-held investments	(7.3)	(1.1)
Net cash used in investing activities	(285.1)	(93.3)
Cash flows from financing activities:
Proceeds from issuance of common stock	65.0	37.8
Purchases and retirement of common stock	(132.5)	(56.1)
Payment for capital lease obligation	(1.4)	—
Change in customer financing arrangements	(2.3)	7.7
Excess tax benefits from share-based compensation	1.1	4.3
Net cash used in financing activities	(70.1)	(6.3)
Net (decrease) increase in cash and cash equivalents	(364.1)	2.7
Cash and cash equivalents at beginning of period	2,407.8	2,910.4
Cash and cash equivalents at end of period	$2,043.7	$2,913.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2012, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

In the first quarter of 2013, the Company consolidated operational oversight and management of all security products within the Software Solutions Division ("SSD") segment. As a result of this product realignment, security products previously reported in the Platform Systems Division ("PSD") segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. The Company reclassified the segment data for the prior period to conform to the current period's presentation. This change did not impact previously reported consolidated net revenues, operating income, net income, and net income per share. See Note 13, Segments, for further discussion of the Company's product realignment.

The Company previously owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and dissolve the joint venture and subsequently NSN assumed the activities of the joint venture.

Note 2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which amends FASB Accounting Standards Codification ("ASC") 220, Comprehensive Income to include the reporting of reclassifications from accumulated other comprehensive income to the respective line items in net income. The Company adopted ASU 2013-02 in the first quarter of 2013 and presented the effects within the Condensed Consolidated Statements of Comprehensive Income and the accompanying notes.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures About Offsetting Assets and Liabilities ("ASU 2011-11"), and in January 2013 issued ASU No. 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities ("ASU 2013-01"). These standards create new disclosure requirements regarding the nature of an entity's rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Disclosures of certain instruments subject to enforceable master netting arrangements would be required, irrespective of whether the entity has elected to offset those instruments in the

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

statement of financial position. The Company adopted these standards during the first quarter of 2013 and presented the effects in the accompanying notes.

Note 3. Business Combinations

During the three months ended March 31, 2013, the Company completed a business combination for approximately $10.0 million in cash consideration, of which $0.1 million was allocated to net tangible assets acquired and $9.9 million to intangible assets. The Company's consolidated financial statements include the operating results of this business combination from the date of acquisition, and the inclusion of those results were not material to its consolidated balance sheets and results of operations.

The Company recognized $0.1 million and $1.2 million of acquisition-related costs during the three months March 31, 2013 and 2012, respectively. These acquisition-related charges were expensed in the period incurred and reported as a component of acquisition and litigation charges in the Company's Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of March 31, 2013 and December 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2013
Cash equivalents:
Certificate of deposit	$0.3	$—	$—	$0.3
Money market funds	749.6	—	—	749.6
U.S. government securities	6.0	—	—	6.0
Total cash equivalents	755.9	—	—	755.9
Restricted investments:
Money market funds	89.5	—	—	89.5
Mutual funds	2.9	0.1	—	3.0
Total restricted investments	92.4	0.1	—	92.5
Fixed income securities:
Asset-backed securities	234.7	0.2	(0.1)	234.8
Certificates of deposit	44.7	—	—	44.7
Corporate debt securities	614.0	2.0	(0.3)	615.7
Foreign government debt securities	15.8	—	—	15.8
Government-sponsored enterprise obligations	270.4	0.2	—	270.6
U.S. government securities	430.1	0.2	—	430.3
Total fixed income securities	1,609.7	2.6	(0.4)	1,611.9
Publicly-traded equity securities	2.9	—	(0.3)	2.6
Total available-for-sale securities	2,460.9	2.7	(0.7)	2,462.9
Trading securities in mutual funds(*)	13.8	—	—	13.8
Total	$2,474.7	$2.7	$(0.7)	$2,476.7

Reported as:
Cash equivalents	$755.9	$—	$—	$755.9
Restricted investments	92.4	0.1	—	92.5
Short-term investments	613.0	0.4	(0.3)	613.1
Long-term investments	1,013.4	2.2	(0.4)	1,015.2
Total	$2,474.7	$2.7	$(0.7)	$2,476.7
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Cash equivalents:
Certificate of deposit	$0.6	$—	$—	$0.6
Commercial paper	10.8	—	—	10.8
Government-sponsored enterprise obligations	6.1	—	—	6.1
Money market funds	1,042.6	—	—	1,042.6
U.S. government securities	165.8	—	—	165.8
Total cash equivalents	1,225.9	—	—	1,225.9
Restricted investments:
Money market funds	102.6	—	—	102.6
Mutual funds	2.9	0.1	—	3.0
Total restricted investments	105.5	0.1	—	105.6
Fixed income securities:
Asset-backed securities	226.2	0.3	(0.1)	226.4
Certificates of deposit	41.9	—	—	41.9
Commercial paper	11.6	—	—	11.6
Corporate debt securities	533.4	2.3	(0.1)	535.6
Foreign government debt securities	5.0	—	—	5.0
Government-sponsored enterprise obligations	264.6	0.3	—	264.9
U.S. government securities	328.6	0.1	—	328.7
Total fixed income securities	1,411.3	3.0	(0.2)	1,414.1
Publicly-traded equity securities	3.0	—	(0.1)	2.9
Total available-for-sale securities	2,745.7	3.1	(0.3)	2,748.5
Trading securities in mutual funds(*)	12.6	—	—	12.6
Total	$2,758.3	$3.1	$(0.3)	$2,761.1

Reported as:
Cash equivalents	$1,225.9	$—	$—	$1,225.9
Restricted investments	105.5	0.1	—	105.6
Short-term investments	441.3	0.3	(0.1)	441.5
Long-term investments	985.6	2.7	(0.2)	988.1
Total	$2,758.3	$3.1	$(0.3)	$2,761.1

________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the maturities of the Company's total fixed income securities as of March 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$596.3	$0.4	$—	$596.7
Due between one and five years	1,013.4	2.2	(0.4)	1,015.2
Total	$1,609.7	$2.6	$(0.4)	$1,611.9

The Company had 134 and 98 investments in unrealized loss positions as of March 31, 2013 and December 31, 2012, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

unrealized loss position to facilitate its evaluation. For the available-for-sale debt securities that have unrealized losses, the Company evaluates whether it (i) does not intend to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended March 31, 2013 and 2012, the Company did not recognize other-than-temporary impairments associated with these investments.

There were no material gross realized gains or losses from available-for-sale and trading securities during the three months ended March 31, 2013 and 2012. Realized gains and losses are determined based on the specific identification method.

The following tables present the Company's available-for-sale investments that were in an unrealized loss position as of March 31, 2013 and December 31, 2012 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2013
Fixed income securities:
Asset-backed securities	$112.5	$(0.1)	$—	$—	$112.5	$(0.1)
Corporate debt securities	180.8	(0.3)	—	—	180.8	(0.3)
Foreign government debt securities	15.1	—	—	—	15.1	—
Government-sponsored enterprise obligations	85.3	—	—	—	85.3	—
U.S. government securities	10.0	—	—	—	10.0	—
Total fixed income securities	403.7	(0.4)	—	—	403.7	(0.4)
Publicly-traded equity securities	2.6	(0.3)	—	—	2.6	(0.3)
Total available-for sale securities	$406.3	$(0.7)	$—	$—	$406.3	$(0.7)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2012
Fixed income securities:
Asset-backed securities(*)	$55.1	$(0.1)	$0.1	$—	$55.2	$(0.1)
Certificates of deposit	0.3	—	—	—	0.3	—
Commercial paper	10.0	—	—	—	10.0	—
Corporate debt securities	116.0	(0.1)	—	—	116.0	(0.1)
Government-sponsored enterprise obligations	30.0	—	—	—	30.0	—
U.S. government securities	68.2	—	—	—	68.2	—
Total fixed income securities	279.6	(0.2)	0.1	—	279.7	(0.2)
Publicly-traded equity securities	2.9	(0.1)	—	—	2.9	(0.1)
Total available-for sale securities	$282.5	$(0.3)	$0.1	$—	$282.6	$(0.3)
 ________________________________
(*) Balance greater than 12 months includes investments that were in an immaterial unrealized loss position as of December 31, 2012.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Cash and Investments

The Company classifies cash and investments designated as available-for-sale securities as restricted cash and investments on its Condensed Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required by certain acquisitions completed between 2005 and 2013; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust.

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the Condensed Consolidated Balance Sheets (in millions):

	As of
	March 31, 2013	December 31, 2012
Restricted cash	$1.9	$0.8
Restricted investments	92.5	105.6
Total restricted cash and investments	$94.4	$106.4

Privately-Held Investments

As of March 31, 2013 and December 31, 2012, the carrying values of the Company’s privately-held investments of $39.2 million and $32.0 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

During the three months ended March 31, 2012, the Company determined that certain privately-held investment were other-than-temporarily impaired, which resulted in impairment charges of $14.0 million and were recorded within other expense, net in the Condensed Consolidated Statements of Operations. There were no such charges during the three months ended March 31, 2013.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at March 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$234.8	$—	$234.8
Certificate of deposit	—	45.0	—	45.0
Corporate debt securities	—	615.7	—	615.7
Foreign government debt securities	—	15.8	—	15.8
Government-sponsored enterprise obligations	265.6	5.0	—	270.6
Money market funds (1)	839.1	—	—	839.1
Mutual funds (2)	3.0	—	—	3.0
Publicly-traded equity securities	2.6	—	—	2.6
U.S. government securities	237.2	199.1	—	436.3
Total available-for-sale securities	1,347.5	1,115.4	—	2,462.9
Trading securities in mutual funds (3)	13.8	—	—	13.8
Derivative assets:
Foreign exchange contracts	—	1.6	—	1.6
Total assets measured at fair value	$1,361.3	$1,117.0	$—	$2,478.3
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$1.1	$—	$1.1
Total liabilities measured at fair value	$—	$1.1	$—	$1.1

Total assets measured at fair value, reported as:
Cash equivalents	$749.6	$6.3	$—	$755.9
Restricted investments	92.5	—	—	92.5
Short-term investments	262.5	350.6	—	613.1
Long-term investments	256.7	758.5	—	1,015.2
Prepaid expenses and other current assets	—	1.6	—	1.6
Total assets measured at fair value	$1,361.3	$1,117.0	$—	$2,478.3

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$1.1	$—	$1.1
Total liabilities measured at fair value	$—	$1.1	$—	$1.1
________________________________

(1)	Balance includes $89.5 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition-related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$226.4	$—	$226.4
Certificate of deposit	—	42.5	—	42.5
Commercial paper	—	22.4	—	22.4
Corporate debt securities	—	535.6	—	535.6
Foreign government debt securities	—	5.0	—	5.0
Government-sponsored enterprise obligations	254.9	16.1	—	271.0
Money market funds (1)	1,145.2	—	—	1,145.2
Mutual funds (2)	1.0	2.0	—	3.0
Publicly-traded equity securities	2.9	—	—	2.9
U.S. government securities	275.9	218.6	—	494.5
Total available-for-sale securities	1,679.9	1,068.6	—	2,748.5
Trading securities in mutual funds (3)	12.6	—	—	12.6
Derivative assets:
Foreign exchange contracts	—	3.5	—	3.5
Total assets measured at fair value	$1,692.5	$1,072.1	$—	$2,764.6
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$0.1	$—	$0.1
Total liabilities measured at fair value	$—	$0.1	$—	$0.1

Total assets measured at fair value, reported as:
Cash equivalents	$1,048.7	$177.2	$—	$1,225.9
Restricted investments	103.6	2.0	—	105.6
Short-term investments	224.4	217.1	—	441.5
Long-term investments	315.8	672.3	—	988.1
Prepaid expenses and other current assets	—	3.5	—	3.5
Total assets measured at fair value	$1,692.5	$1,072.1	$—	$2,764.6

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$0.1	$—	$0.1
Total liabilities measured at fair value	$—	$0.1	$—	$0.1
________________________________

(1)	Balance includes $102.6 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition-related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2013 and March 31, 2012, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. As of March 31, 2013 and December 31, 2012, the Company had no assets or liabilities measured at fair value on a nonrecurring basis.

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

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	March 31, 2013	December 31, 2012
Cash flow hedges	$67.6	$85.8
Non-designated derivatives	114.4	112.8
Total	$182.0	$198.6

Cash Flow Hedges

The Company can use foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive (loss) income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other expense, net in its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next 12 months.

As of March 31, 2013 and December 31, 2012, the total fair value of the Company’s derivative assets recorded in other current assets on the Condensed Consolidated Balance Sheets was $1.6 million and $3.5 million, respectively. As of March 31, 2013 and December 31, 2012, the total fair value of the Company’s derivative liabilities recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets was $1.1 million and $0.1 million, respectively.

During the three months ended March 31, 2013 and March 31, 2012, the Company recognized a loss of $2.1 million and a gain of $6.0 million, respectively, in accumulated other comprehensive (loss) income for the effective portion of its derivative instruments and reclassified a gain of $1.4 million and a loss of $3.5 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three months ended March 31, 2013 and March 31, 2012.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other expense, net in the Condensed Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities within two months.

The Company recognized a net loss of $0.7 million and $0.1 million, during the three months ended March 31, 2013 and March 31, 2012, respectively, on non-designated derivative instruments within other expense, net, in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under master netting agreements with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of March 31, 2013 and December 31, 2012, the potential effect of rights of setoff associated with derivative instruments would be an offset to both assets and liabilities of $0.2 million and $0.1 million, respectively. The resulting net derivative assets and derivative liabilities of the potential offset impact are $1.4 million and $0.9 million as of March 31, 2013, respectively. The resulting net derivative assets are $3.4 million and not material for derivative liabilities as of December 31, 2012. The Company is not required to pledge nor is it entitled to receive cash collateral related to these derivative transactions.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity allocated to the Company's reportable segments during the three months ended March 31, 2013 (in millions):

	PSD	SSD	Total
Balance as of December 31, 2012	$1,866.3	$2,191.5	$4,057.8
Reclassifications	(179.0)	179.0	—
Balance as of March 31, 2013	$1,687.3	$2,370.5	$4,057.8

Goodwill associated with security products previously reported under PSD has been reclassified to SSD in connection with the Company's product realignment of all security products within SSD from PSD. See Note 13, Segments, for further discussion of the Company's product realignment. Goodwill was reclassified based on the relative fair value allocation of the reporting units affected. There were no impairments to goodwill during the three months ended March 31, 2013 and March 31, 2012.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of March 31, 2013
Intangible assets with finite lives:
Technologies and patents	$564.0	$(431.7)	$(30.5)	$101.8
Customer contracts, support agreements, and related relationships	74.3	(60.1)	(2.2)	12.0
Other	18.8	(18.8)	—	—
Total intangible assets with finite lives	657.1	(510.6)	(32.7)	113.8
IPR&D with indefinite lives	17.4	—	—	17.4
Total purchased intangible assets	$674.5	$(510.6)	$(32.7)	$131.2

As of December 31, 2012
Intangible assets with finite lives:
Technologies and patents	$554.1	$(425.0)	$(30.5)	$98.6
Customer contracts, support agreements, and related relationships	74.3	(59.2)	(2.2)	12.9
Other	18.8	(18.8)	—	—
Total intangible assets with finite lives	647.2	(503.0)	(32.7)	111.5
IPR&D with indefinite lives	17.4	—	—	17.4
Total purchased intangible assets	$664.6	$(503.0)	$(32.7)	$128.9

The purchased intangible assets balance as of March 31, 2013, includes intangible assets acquired through the acquisition completed during the first quarter of 2013. Refer to Note 3, Business Combinations, for further details.

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $7.5 million and $7.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. There were no impairment charges with respect to the purchased intangible assets during the three months ended March 31, 2013 and March 31, 2012.

As of March 31, 2013, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2013	$22.9
2014	30.4
2015	26.8
2016	14.2
2017	10.5
Thereafter	9.0
Total	$113.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Other Financial Information

Inventories, Net

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories, net are reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and consisted of the following (in millions):

	As of
	March 31, 2013	December 31, 2012
Inventories, net:
Production materials	$50.1	$54.6
Finished goods	4.0	4.1
Total inventories, net	$54.1	$58.7

Warranties
The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the three months ended March 31, 2013 were as follows (in millions):

Balance as of December 31, 2012	$29.7
Provisions made during the period, net	7.3
Change in estimate	(0.3)
Actual costs incurred during the period	(7.3)
Balance as of March 31, 2013	$29.4

Deferred Revenue

Details of the Company's deferred revenue, as reported on the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2013	December 31, 2012
Deferred product revenue:
Undelivered product commitments and other product deferrals	$250.5	$256.9
Distributor inventory and other sell-through items	122.7	138.4
Deferred gross product revenue	373.2	395.3
Deferred cost of product revenue	(86.4)	(99.4)
Deferred product revenue, net	286.8	295.9
Deferred service revenue	693.9	627.5
Total	$980.7	$923.4
Reported as:
Current	$774.7	$693.5
Long-term	206.0	229.9
Total	$980.7	$923.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Other Expense, Net

Other expense, net consisted of the following (in millions):

	Three Months Ended March 31,
	2013	2012
Interest income	$2.1	$2.8
Interest expense	(14.3)	(14.2)
Other	2.1	(13.0)
Other expense, net	$(10.1)	$(24.4)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest net of capitalized interest expense from long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. During the three months ended March 31, 2013, Other was primarily comprised of a $1.6 million gain related to a privately-held investment. During the three months ended March 31, 2012, Other was primarily comprised of an other-than-temporary impairment charge of $14.0 million, related to a privately-held equity investment.

Note 9. Restructuring Charges

Restructuring charges are based on the Company's restructuring plans that were committed to by management. These restructuring charges are recorded within cost of revenues or restructuring charges in the Condensed Consolidated Statements of Operations, as applicable. Any changes in the estimates of executing the approved plans are reflected in the Company's results of operations. Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

During 2012, the Company initiated a restructuring plan (the "2012 Restructuring Plan") to bring its cost structure more in line with its long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies. During the three months ended March 31, 2013, the Company continued to implement restructuring activities under the 2012 Restructuring Plan and recorded $7.8 million in charges for workforce reductions, facility consolidations or closures, and contract terminations. Under the 2012 Restructuring Plan, total costs incurred through March 31, 2013, was $101.1 million of which $53.6 million was recorded within cost of revenues and $47.5 million was recorded within restructuring charges in the Condensed Consolidated Statements of Operations. The Company expects to incur charges related to this plan through the end of fiscal 2013.

During 2011, the Company implemented a restructuring plan (the "2011 Restructuring Plan") in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions, facility closures and to a lesser extent, contract terminations. The Company recorded the majority of the restructuring charges associated with this plan during the years ended 2012 and 2011 and recorded severance-related adjustments of $0.1 million during the three months ended March 31, 2013. As of March 31, 2013, the remaining restructuring liability under this plan relates to facility charges, which are expected to be completed by March 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents restructuring charges included in cost of revenues and restructuring charges in the Condensed Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Three Months Ended March 31,
	2013	2012
Severance	$4.4	$3.0
Facilities	2.6	(0.2)
Contract terminations and other	0.7	(0.8)
Total	$7.7	$2.0

The following table provides a summary of changes in the restructuring liability related to the Company's plans during the three months ended March 31, 2013 (in millions):

	December 31, 2012	Charges	Cash Payments	Non-cash Settlements and Other	March 31, 2013
Severance	$10.6	$4.4	$(8.2)	$(0.1)	$6.7
Facilities	5.2	2.6	(1.8)	(0.2)	5.8
Contract terminations and other	2.4	0.7	(2.1)	0.5	1.5
Total	$18.2	$7.7	$(12.1)	$0.2	$14.0

In connection with the restructuring plans discussed above, the Company expects to record aggregate future charges of approximately $14.0 million through the remainder of 2013, consisting of approximately $1.0 million and $13.0 million related to workforce reductions and facility closures, respectively.

Note 10. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of March 31, 2013
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016 ("2016 Notes")	$300.0	3.12%
4.60% fixed-rate notes, due 2021 ("2021 Notes")	300.0	4.63%
5.95% fixed-rate notes, due 2041 ("2041 Notes")	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(0.8)
Total	$999.2

The effective interest rates for the 2016 Notes, 2021 Notes, and 2041 Notes (collectively the “Notes”) include the interest on the Notes, accretion of the discount, and amortization of issuance costs. As of March 31, 2013 and December 31, 2012, the estimated fair value of the Notes included in long-term debt in the Condensed Consolidated Balance Sheets was approximately $1,074.3 million and $1,090.7 million, respectively, based on quoted market prices (Level 1). As of March 31, 2013, the Company was in compliance with all of its debt covenants.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $181.0 million and $120.6 million during the three months ended March 31, 2013 and March 31, 2012, respectively. The Company received cash proceeds from the financing provider of $162.7 million and $178.5 million during the three months ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the amounts owed by the financing provider were $159.2 million and $147.6 million, respectively, and were recorded in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, the estimated cash received from the financing provider not recognized as revenue from distributors was $28.5 million and $30.7 million, respectively.

Note 11. Equity

Stock Repurchase Activities

The Company currently has authority granted by the Board of Directors (the "Board") to repurchase up to $1.0 billion of its common stock under its stock repurchase program. As of March 31, 2013, there is $438.3 million of authorized funds remaining under the Company's stock repurchase program. In addition to repurchases under the Company’s stock repurchase program, the Company can also repurchase common stock from its employees in connection with net issuance of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards.

The Company repurchased and retired approximately 6.2 million shares of its common stock at an average price of $20.99 per share for an aggregate purchase price of $129.9 million during the three months ended March 31, 2013, under its stock repurchase program. The Company repurchased and retired approximately 2.4 million shares of its common stock at an average price of $21.75 per share for an aggregate purchase price of $51.6 million during the three months ended March 31, 2012 under its stock repurchase program. Repurchases associated to net issuances were not significant during the three months ended March 31, 2013 and March 31, 2012.

All shares of common stock repurchased under the Company's stock repurchase program and from its employees in connection with net issuance have been retired. Future share repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 17, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to March 31, 2013.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive (Loss) Income, Net of Tax

The components of accumulated other comprehensive (loss) income, net of related taxes, during the three months ended March 31, 2013 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$2.1	$3.0	$(0.4)	$4.7
Other comprehensive loss before reclassifications	(0.2)	(2.1)	(5.8)	(8.1)
Amount reclassified from accumulated other comprehensive (loss) income	(0.4)	(1.4)	—	(1.8)
Other comprehensive loss(3)	(0.6)	(3.5)	(5.8)	(9.9)
Balance as of March 31, 2013	$1.5	$(0.5)	$(6.2)	$(5.2)
________________________________

(1)
The reclassifications out of accumulated comprehensive income during the three months ended March 31, 2013 for realized gains on available-for-sale securities of $0.4 million are included in other expense, net in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated comprehensive income during the three months ended March 31, 2013 for realized gains on cash flow hedges are included within cost of revenues of $0.2 million, research and development of $0.4 million, sales and marketing of $0.5 million, and general and administrative of $0.3 million for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

(3)	Taxes related to each component of other comprehensive loss were not material for the three months ended March 31, 2013 and March 31, 2012.

Note 12. Employee Benefit Plans

Share-Based Compensation Plans

The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, and the 2008 Employee Stock Purchase Plan (the "2008 Purchase Plan"). Under these plans, the Company has granted (or in the case of acquired plans assumed) stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share awards ("PSAs").

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of March 31, 2013, the 2006 Plan had 52.5 million shares subject to currently outstanding equity awards and 43.8 million shares available for future issuance.

The 2008 Purchase Plan was adopted in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under this plan. The 2008 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Purchase Plan) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of March 31, 2013, approximately 11.4 million shares have been issued and 7.6 million shares remain available for future issuance under the 2008 Purchase Plan.

In connection with certain past acquisitions, the Company assumed stock options, RSU, and RSA awards under the assumed stock plans of the acquired companies and exchanged the assumed awards for Juniper Networks' stock options, RSUs, and RSAs, respectively. No new stock options, RSUs, and RSAs can be granted under these plans. As of March 31, 2013, stock options, RSUs and RSAs representing approximately 6.6 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2013 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	34.1	$24.13
Options granted	—	—
Options canceled	(0.4)	31.35
Options exercised	(2.3)	16.17
Options expired	(1.4)	27.73
Balance as of March 31, 2013	30.0	$24.46	3.1	$35.8

As of March 31, 2013:
Vested and expected-to-vest options	29.2	$24.50	3.0	$32.5
Exercisable options	24.5	$24.33	2.4	$18.8

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $18.54 per share as of March 31, 2013, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $11.9 million for the three months ended March 31, 2013.

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the three months ended March 31, 2013 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	26.8	$27.76
RSUs granted	7.7	20.41
PSAs granted (*)	2.0	21.36
RSUs vested	(3.8)	28.80
PSAs vested	(1.0)	28.26
RSAs vested	(0.2)	19.59
RSUs canceled	(0.7)	24.20
PSAs canceled	(1.8)	29.05
Balance as of March 31, 2013	29.0	$25.28	1.7	$538.4

As of March 31, 2013:
Vested and expected-to-vest RSUs, RSAs, and PSAs	24.9	$23.95	1.6	$461.3
________________________________

(*)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 1.0 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 2.0 million shares.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Employee Stock Purchase Plan ("ESPP")

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 1.9 million and 1.7 million shares of common stock through the 2008 Purchase Plan at an average per share price of $15.05 and $17.79 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Share-Based Compensation Expense

The weighted-average assumptions used and the resulting estimates of fair value for stock options and ESPP were as follows:

	Three Months Ended March 31,
	2013	2012
Stock Options:
Volatility	—	46%
Risk-free interest rate	—	0.8%
Expected life (years)	—	4.2
Dividend yield	—	—
Weighted-average fair value per share	—	$8.51

ESPP:
Volatility	36%	51%
Risk-free interest rate	0.1%	0.1%
Expected life (years)	0.5	0.5
Dividend yield	—	—
Weighted-average fair value per share	$5.63	$6.38

Share-based compensation expense associated with stock options, ESPP, RSUs, RSAs, and PSAs was recorded in the following cost and expense categories in the Company's Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2013	2012
Cost of revenues - Product	$0.9	$1.0
Cost of revenues - Service	4.6	5.3
Research and development	23.6	25.8
Sales and marketing	14.5	21.9
General and administrative	6.3	11.0
Total	$49.9	$65.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2013	2012
Stock options	$9.5	$17.7
RSUs and PSAs	33.7	41.8
RSAs	3.3	—
ESPP	3.4	5.5
Total	$49.9	$65.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, PSAs, and RSAs as of March 31, 2013 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$59.0	2.3
RSUs and PSAs	342.7	2.2
RSAs	$65.2	3.2

Note 13. Segments

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information of the Company’s divisions. In the first quarter of 2013, the Company consolidated operational oversight and management of all security products within the SSD segment. As a result of this change, security products previously reported in the PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. The Company reclassified the segment data for the prior period to conform to the current period's presentation.

The Company’s PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), and customer premise equipment level. The Company's PSD segment consists of routing and switching products and services. Routing products and services include the ACX, E, M, MX, PTX, and T Series. Switching products and services primarily consist of the EX Series and wireless local area network solutions, as well as QFabric™.

The Company's SSD segment offers solutions that meet a broad array of our customers’ priorities, from protecting the users, applications and data on the network to providing network services across a distributed infrastructure. The SSD segment primarily consists of security, software, management, virtualization, routing products and services. Security includes SRX, firewall, vGW Virtual Gateways, virtual private network systems and appliances, secure socket layer virtual private network appliances, intrusion detection and prevention appliances, wide area network optimization platforms, Junos Pulse, and J Series. Software and services for the mobile and wireline network edge include traffic flow monitoring, mobile business services, dynamic application and subscriber awareness, next generation network addressing, as well as the MobileNext architecture for mobile networks. Management and virtualization products include Junosphere, Junos SDK, JunosV App Engine and the network management platform, Junos Space.

The CODM does not allocate to the Company's business segments certain operating expenses managed separately at the corporate level. Direct costs and operating expenses, such as standard cost of goods sold, research and development, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on factors including headcount, usage, and revenue. Segment contribution margin provides supplemental data on operational performance and is comprised of these direct costs and operating expenses, as well as these indirect costs. Corporate unallocated expenses include: sales, marketing, general and administrative costs, share-based compensation, amortization of purchased intangible assets, restructuring and other charges, gains or losses on equity investments, other expense, net, income taxes, and certain other charges. Segment contribution margin excludes these corporate unallocated expenses.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended March 31,
	2013	2012
Net revenues:
PSD	$809.2	$765.7
SSD	250.0	266.8
Total net revenues	$1,059.2	$1,032.5

Segment contribution margin:
PSD	$330.1	$276.3
SSD	102.0	110.3
Total segment contribution margin	$432.1	$386.6

Corporate unallocated expenses(1)	$(266.1)	$(263.1)
Amortization of purchased intangible assets(2)	(7.5)	(7.3)
Share-based compensation expense	(49.9)	(65.0)
Share-based payroll tax expense	(3.5)	(0.3)
Restructuring charges(3)	(7.7)	(2.0)
Acquisition and litigation charges	(10.4)	(1.2)
Total operating income	87.0	47.7
Other expense, net	(10.1)	(24.4)
Income before income taxes	$76.9	$23.3
________________________________

(1)	Amount includes unallocated costs for global functions such as sales, marketing, and general and administrative.

(2)	Amount includes amortization expense of purchased intangible assets reported in operating expenses and in cost of revenues.

(3)	Amount includes restructuring charges reported in operating expenses and in cost of revenues.

Depreciation expense allocated to the PSD segment was $34.4 million and $26.9 million in the three months ended March 31, 2013 and March 31, 2012, respectively. Depreciation expense allocated to the SSD segment was $9.7 million and $9.2 million in the three months ended March 31, 2013 and March 31, 2012, respectively.

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2013	2012
Americas:
United States	$547.0	$468.4
Other	45.1	62.9
Total Americas	592.1	531.3
Europe, Middle East, and Africa	290.6	307.1
Asia Pacific	176.5	194.1
Total	$1,059.2	$1,032.5
During the three months ended March 31, 2013, AT&T and Verizon Communications, Inc. ("Verizon") accounted for 10.2% and 10.1% of net revenues, respectively. During the three months ended March 31, 2012, Verizon accounted for 12.2% of net revenues.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of March 31, 2013 and December 31, 2012, were attributable to U.S. operations. As of March 31, 2013 and December 31, 2012, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 83% for both periods. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14. Income Taxes

The Company recorded a tax benefit of $14.1 million and a tax provision of $7.0 million, or effective tax rates of (18.3)% and 30.1% for the three months ended March 31, 2013 and March 31, 2012, respectively.

The effective tax rate for the three months ended March 31, 2013, reflects the Company's recognition of total tax benefits of approximately $43.0 million related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.

In March 2013, the Company finalized a closing agreement with the IRS covering specific matters related to the audit of the Company's federal income tax returns for these tax years from 2004 through 2006. As a result of the settlement, the Company recognized a net tax benefit of $27.8 million, which included interest expense of $3.0 million. The Company is no longer subject to an audit of its U.S. federal income taxes through tax year 2006.

On January 2, 2013, the American Taxpayer Relief Act of 2012 retroactively reinstated the U.S. federal R&D tax credit from January 1, 2012 to December 31, 2013. As a result, for the three months ended March 31, 2013, the Company recognized a tax benefit of $15.2 million related to fiscal 2012 R&D credits.

The effective tax rate for the three months ended March 31, 2012, differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, partially offset by an increase in the Company's valuation allowance attributable to investment losses currently disallowed for income tax purposes. The effective rate for the period does not reflect the benefit of the federal R&D credit which had expired on December 31, 2011.

As a result of the IRS tax settlement, the amount of gross unrecognized tax benefits was reduced by approximately $29.1 million. The total amount of gross unrecognized tax benefits was $111.2 million as of March 31, 2013, of which $98.2 million, if recognized, would affect the effective tax rate.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $11.1 million within the next twelve months due to lapses of applicable statutes of limitation and the completion of tax review cycles in various tax jurisdictions.

The Company is currently under examination by the IRS for the 2007 through 2009 tax years. The Company is also subject to separate ongoing examinations by the India tax authorities for the 2004 tax year, 2004 through 2008 tax years and the 2009 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of March 31, 2013.

In 2008, the Company received a proposed adjustment from the India tax authorities related to the 2004 tax year. In 2009, the India tax authorities commenced a separate investigation of our 2004 through 2008 tax returns and are disputing the Company's determination of taxable income due to the cost basis of certain fixed assets. The Company accrued $4.6 million in penalties and interest in 2009 related to this matter. The Company understands that in accordance with the administrative and judicial process in India, the Company may be required to make payments that are substantially higher than the amount accrued in order to ultimately settle this issue. The Company strongly believes that any assessment it may receive in excess of the amount accrued would be inconsistent with applicable India tax laws and intends to defend this position vigorously.

The Company is pursuing all available administrative procedures relative to these matters. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, see Note 16, Commitments and Contingencies, under the heading “IRS Notices of Proposed Adjustments.”

Note 15. Net Income per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$91.0	$16.3
Denominator:
Weighted-average shares used to compute basic net income per share	504.7	527.2
Dilutive effect of employee stock awards	8.0	6.5
Weighted-average shares used to compute diluted net income per share	512.7	533.7
Net income per share:
Basic	$0.18	$0.03
Diluted	$0.18	$0.03

Basic net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, ESPP issuances, and vesting of RSUs, RSAs, and PSAs.

The Company excludes both outstanding stock options with exercise prices that are greater than the average market price and RSUs and RSAs with grant date fair market value that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares of approximately 24.7 million and 30.6 million shares were outstanding but were not included in the computation of diluted earnings per share for the three months ended March 31, 2013 and March 31, 2012, respectively.

Note 16. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through November 30, 2022. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $252.8 million as of March 31, 2013. Rent expense was $13.7 million and $15.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $459.1 million as of March 31, 2013. The Company establishes a liability in connection

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

with these purchase commitments related to carrying charges, quantities in excess of our demand forecasts, or obsolete materials charges for materials purchased by contract manufacturers to meet the Company’s forecast or customer orders. As of March 31, 2013, the Company accrued $24.0 million based on its estimate of such charges.

Long-Term Debt and Interest Payment on Long-Term Debt

As of March 31, 2013, the Company held long-term debt consisting of senior notes with a carrying value of $999.2 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of March 31, 2013, other contractual obligations primarily consisted of $94.4 million in indemnity-related and service related escrows, required by certain asset purchases and acquisitions completed in 2005, 2010, 2011, and 2012, campus build-out obligations of $47.5 million, and other miscellaneous commitments of $14.7 million.
Tax Liabilities

As of March 31, 2013, the Company had $87.1 million included in long-term incomes taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of March 31, 2013 and December 31, 2012, the Company had $11.7 million and $12.6 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

Legal Proceedings
The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. The Company is aggressively defending its current litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses. Unless otherwise noted below, during the period presented, we have not: recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
2011 Federal Securities Class Action

On August 15, 2011, a purported securities class action lawsuit, captioned City of Royal Oak Retirement System v. Juniper Networks, Inc., et al., Case No. 11-cv-04003-LHK, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's business and prospects. Plaintiffs seek an

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

unspecified amount of monetary damages on behalf of the purported class. On January 9, 2012 the Court appointed City of Omaha Police and Fire Retirement System and City of Bristol Pension Fund as lead plaintiffs. Lead plaintiffs allege that defendants made false and misleading statements about the Company's business and future prospects, and failed to adequately disclose the impact of certain changes in accounting rules. Lead plaintiffs purport to assert claims for violations of Sections 10 (b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased or otherwise acquired Juniper Networks' common stock between July 20, 2010 and July 26, 2011, inclusive. On March 14, 2012, Defendants filed motions to dismiss lead plaintiffs' amended complaint. On July 23, 2012, the Court issued an order dismissing the action and giving lead plaintiffs leave to file an amended complaint. Lead plaintiffs filed their second amended complaint on August 20, 2012. Defendants filed a motion to dismiss the second amended complaint on September 17, 2012, and lead plaintiffs filed their opposition on October 22, 2012. Defendants filed their reply brief on November 8, 2012. A hearing on the motion to dismiss is scheduled for May 16, 2013.

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

IRS Notices of Proposed Adjustments

The Company is currently under examination by the IRS for the 2007 through 2009 tax years.

In March 2013, the Company executed a closing agreement with the Appeals Division of the IRS related to its intercompany R&D cost sharing arrangement for the license of intangibles acquired in 2004, 2005 and 2006. The Company reached a final resolution with the IRS on all proposed adjustments for all tax years through 2006, which resulted in a settlement of approximately $20.9 million, including interest.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 17. Subsequent Events

Stock Repurchases

Subsequent to March 31, 2013, through the filing of this Report, the Company repurchased 5.0 million shares of its common stock, for $80.0 million at an average purchase price of $16.16 per share, under its stock repurchase program. All of the 5.0 million shares were settled prior to the filing of this Report. Under its stock repurchase program, the Company has $358.3 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. (“we,” “us,” or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission ("SEC"), specifically our most recent Annual Report on Form 10-K. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and summary of our business and market environment along with a financial results overview. These sections should be read in conjunction with the more detailed discussion and analysis of our consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services that together provide our customers with a high performance network infrastructure built on simplicity, security, openness, and scale. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our core competencies in hardware systems, silicon design, network architecture and our open cross-network software platform are helping customers achieve superior performance, greater choice and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Our organizational structure is focused on two business segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic between data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), and consumer and business devices. Our SSD segment offers solutions focused on network security and network services applications for both service providers and enterprise customers. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. In the first quarter of 2013, we consolidated operational oversight and management of all security products within the SSD segment. As a result of this product realignment, security products previously reported in the PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. We reclassified the segment data for the prior period to conform to the current period's presentation. We believe this change will provide investors with increased financial reporting transparency and will enable better insight into the market and performance trends driving our business.
During the first quarter of 2013, we saw moderate growth in some of our primary markets. We continued to experience an uncertain global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their capital spending in the near term. We also saw higher product gross margins compared to the same period in 2012, partially due to our cost reduction efforts. We believe our product gross margins may decline in the future due to competitive pricing pressure, offset by additional operational improvements and cost efficiencies. Nevertheless, we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing and we continue to see positive long-term fundamentals for high-performance networking.

In the first quarter of 2013, we saw increased momentum with our recent product offerings, including new customer adoption of our QFabric solutions, T4000 Core Routers, and PTX Series Packet Transport switches. Additionally, we experienced new customer wins contributing to the growth in our ACX Series and MX Series. In security, we introduced next-generation products for protecting data center environments, fortified by the Junos Spotlight Secure, a global attacker intelligence service. We also launched new security line cards for the SRX Series to enhance performance and reliability for LTE mobile network operators. We announced an intent to expand our technology partnership with RSA to collaborate on threat intelligence and secure mobile access to help customers detect and prevent advanced threats and enable mobile productivity securely. Further, we completed a business combination that enhances our data center security portfolio.

In the first quarter of 2013, we articulated a clear vision for the industry as well as a pathway for our customers to embrace Software Defined Networking ("SDN") in their networks, helping them make their networks more agile and lower their operating expenses. Additionally, we announced the PTX3000, the world's smallest Converged Supercore to address the scale and flexibility challenges facing service providers as they converge the optical and packet layers of their networks to optimize their business.

We remain focused on improved operational execution, continued innovation, and prudent capital allocation. We continue to believe that the underlying trends driving network investment around the cloud and mobility are intact and remain strong. We continue to align our cost structure with our focused priorities to achieve cost reduction savings of $150.0 million, primarily in operating expenses, and to a lesser extent, in both product and service cost of revenues for the full year 2013, in comparison to our 2012 full year levels.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net revenues	$1,059.2	$1,032.5	$26.7	3%

Gross Margin	$670.8	$634.1	$36.7	6%
Percentage of net revenues	63.3%	61.4%

Operating income	$87.0	$47.7	$39.3	82%
Percentage of net revenues	8.2%	4.6%
Net income	$91.0	$16.3	$74.7	458%
Percentage of net revenues	8.6%	1.6%
Net income per share:
Basic	$0.18	$0.03	$0.15	500%
Diluted	$0.18	$0.03	$0.15	500%

Operating cash flows	$(8.9)	$102.3	$(111.2)	(109)%
DSO	45	39	6	15%
Book-to-bill	<1	<1
Stock repurchase plan activity	$129.9	$51.6	$78.3	152%

	March 31, 2013	December 31, 2012	$ Change	% Change
Deferred revenue	$980.7	$923.4	$57.3	6%

•
Net Revenues: During the three months ended March 31, 2013, we experienced net revenue growth in the Americas, offset by declines in EMEA and APAC compared to the same period in 2012. The year-over-year increase in our net revenues during the three months ended March 31, 2013, was primarily due to an increase in service provider revenue from strong contract renewals and an increase from the sales of our edge routing products and switching products, partially offset by a decline in our high-end security products.

•
Gross Margin: Our gross margin as a percentage of revenues increased for the three months ended March 31, 2013, compared to the same period in 2012, due to cost reductions in excess of normal pricing pressures.

•
Operating Income: Our operating income increased as a percentage of net revenues during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to the growth in net revenue and gross margin, as we continue to invest in our innovative portfolio, bring new products to market, and optimize our cost structure. The increase was partially offset by litigation charges of $10.3 million for commercial litigation and restructuring charges of $7.7 million recorded during the three months ended March 31, 2013.

•
Operating Cash Flows: Operating cash flows decreased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to timing of receipts from our customers, timing of payments to our supply chain, and an increase in annual payments for incentive compensation.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the quarter ended March 31, 2013 increased by 6 days, or 15% compared to the quarter ended March 31, 2012. The increase in DSO was primarily due to a significant volume of shipments at the end of the period which increased our outstanding receivables compared to the same period in 2012.

•
Book-to-bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was less than one for the three months ended March 31, 2013 and March 31, 2012 which is a typical pattern in the first quarter.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 6.2 million shares of our common stock in the open market at an average price of $20.99 per share for an aggregate purchase price of $129.9 million during the three months ended March 31, 2013.

•
Deferred Revenue: Total deferred revenue increased by $57.3 million to $980.7 million as of March 31, 2013, compared to $923.4 million as of December 31, 2012, primarily due to an increase in deferred service revenue driven by service contract renewals, slightly offset by a decrease in deferred product revenue.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments, and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Inventory Valuation and Contract Manufacturer Liabilities;

•	Goodwill and Other Long-Lived Assets;

•	Warranty Reserves;

•	Revenue Recognition;

•	Share-Based Compensation;

•	Income Taxes and

•	Loss Contingencies.

During the three months ended March 31, 2013, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Product	$781.8	$771.9	$9.9	1%
Percentage of net revenues	73.8%	74.8%
Service	277.4	260.6	16.8	6%
Percentage of net revenues	26.2%	25.2%
Total net revenues	$1,059.2	$1,032.5	$26.7	3%

The increase in product revenues during the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to an increase in sales of our routing and switching products, specifically MX and PTX, partially offset by a decrease in sales of security products.

The increase in service revenues during the three months ended March 31, 2013, compared to the same period in 2012, was primarily driven by strong contract renewals from our install base.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Service provider	$712.9	$685.6	$27.3	4%
Percentage of net revenues	67.3%	66.4%
Enterprise	346.3	346.9	(0.6)	—%
Percentage of net revenues	32.7%	33.6%
Total net revenues	$1,059.2	$1,032.5	$26.7	3%

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

Net revenues from sales to the service provider market increased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to increased demand for routing products and growth with large carriers, cable, and content providers in the Americas, partially offset by a decrease in sales with certain large carriers in Eastern Europe, Japan, and Australia.

Net revenues generated from the enterprise market decreased during the three months ended March 31, 2013, compared to the same period in 2012, reflecting a steep decline in federal demand in the Americas.

During the three months ended March 31, 2013, AT&T and Verizon Communications, Inc. ("Verizon") accounted for 10.2% and 10.1% of net revenues, respectively. During the three months ended March 31, 2012, Verizon accounted for 12.2% of net revenues.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Americas:
United States	$547.0	$468.4	$78.6	17%
Other	45.1	62.9	(17.8)	(28)%
Total Americas	592.1	531.3	60.8	11%
Percentage of net revenues	55.9%	51.5%
EMEA	290.6	307.1	(16.5)	(5)%
Percentage of net revenues	27.4%	29.7%
APAC	176.5	194.1	(17.6)	(9)%
Percentage of net revenues	16.7%	18.8%
Total net revenues	$1,059.2	$1,032.5	$26.7	3%

Net revenues in the Americas increased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to an increase in sales to certain large carriers, content providers, and cable providers in the United States, partially offset by a decline in the enterprise market, particularly with federal customers.

Net revenues in EMEA decreased for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a decrease in sales to certain service provider customers, offset by a slight increase in enterprise customers. For the three months ended March 31, 2013, compared to the same period in 2012, the decrease was primarily in Eastern Europe, partially offset by increased sales in Central Europe and the Middle East.

Net revenues in APAC decreased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a decline in sales with certain large service providers in Japan and Australia, partially offset by increases in sales with regional service providers.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Product gross margin	$503.6	$491.3	$12.3	3%
Percentage of product revenues	64.4%	63.6%
Service gross margin	167.2	142.8	24.4	17%
Percentage of service revenues	60.3%	54.8%
Total gross margin	$670.8	$634.1	$36.7	6%
Percentage of net revenues	63.3%	61.4%

Product gross margin percentage increased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to cost reduction initiatives in excess of normal pricing pressures and a shift in geographical mix.

Service gross margin percentage increased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to higher service revenue, as well as a reduction in costs and greater efficiency in the delivery of services.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Research and development	$262.2	$269.6	$(7.4)	(3)%
Percentage of net revenues	24.7%	26.1%
Sales and marketing	255.2	257.7	(2.5)	(1)%
Percentage of net revenues	24.1%	25.0%
General and administrative	47.8	54.7	(6.9)	(13)%
Percentage of net revenues	4.5%	5.3%
Amortization of purchased intangible assets	1.2	1.2	—	—%
Percentage of net revenues	0.1%	0.1%
Restructuring charges	7.0	2.0	5.0	250%
Percentage of net revenues	0.7%	0.2%
Acquisition and litigation charges	10.4	1.2	9.2	767%
Percentage of net revenues	1.0%	0.1%
Total operating expenses	$583.8	$586.4	$(2.6)	—%
Percentage of net revenues	55.1%	56.8%

Our operating expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, and we expect this trend to continue. Facility and information technology (“IT”) departmental costs are allocated to other departments based on usage and headcount.

Research and development expense decreased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a decrease in personnel-related expenses attributable to lower R&D headcount and share-based compensation expense, as well as a decrease in outside services. The decrease was partially offset by an increase in depreciation expense related to capital expenditures from 2012.

Sales and marketing expense decreased marginally during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a decrease in personnel-related expenses attributable to lower share-based compensation expense, partially offset by an increase in salaries and fringe resulting from higher sales and marketing headcount as well as an increase in consulting services.

General and administrative expense decreased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a decrease in personnel-related expenses related to lower share-based compensation expense.

Restructuring charges increased during the three months ended March 31, 2013, compared to the same period in 2012, due to our 2012 Restructuring Plan. During the three months ended March 31, 2013, we recorded $7.0 million in charges for workforce reductions, facility consolidations or closures, and contract terminations related to our restructuring plans. In connection with our restructuring plans, we expect to record aggregate future charges of approximately $14.0 million through 2013, consisting of approximately $1.0 million and $13.0 million related to the workforce reductions and facility closures and other charges, respectively.

Acquisition and litigation charges increased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a litigation charge of $10.3 million for commercial litigation.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Cost of revenues - Product	$0.9	$1.0	$(0.1)	(10)%
Cost of revenues - Service	4.6	5.3	(0.7)	(13)%
Research and development	23.6	25.8	(2.2)	(9)%
Sales and marketing	14.5	21.9	(7.4)	(34)%
General and administrative	6.3	11.0	(4.7)	(43)%
Total	$49.9	$65.0	$(15.1)	(23)%

Share-based compensation expense decreased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a decrease in actual shares vested and a decline in grant date fair values due to lower stock prices.

Effect of Foreign Currency

For the three months ended March 31, 2013 and March 31, 2012, foreign currency fluctuations were not material.

Other Expense, Net and Income Tax (Benefit) Provision

The following table presents other expense, net and income tax (benefit) provision (in millions, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Interest income	$2.1	$2.8	$(0.7)	(25)%
Interest expense	(14.3)	(14.2)	(0.1)	1%
Other	2.1	(13.0)	15.1	(116)%
Total other expense, net	$(10.1)	$(24.4)	$14.3	(59)%
Percentage of net revenues	(1.0)%	(2.4)%

Income tax (benefit) provision	$(14.1)	$7.0	$(21.1)	(301)%
Effective tax rate	(18.3)%	30.1%

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense from our long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. During the three months ended March 31, 2013, Other was primarily comprised of a $1.6 million gain related to a privately-held investment. During the three months ended March 31, 2012, Other was primarily comprised of an other-than-temporary impairment charge of $14.0 million, related to a privately-held equity investment.

The effective tax rate for the three months ended March 31, 2013, reflects our recognition of total tax benefits of approximately $43.0 million related to a tax settlement with the Internal Revenue Service (“IRS”) and to the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.

The effective tax rate for the three months ended March 31, 2012, differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, partially offset by an increase in the Company's valuation allowance attributable to investment losses currently disallowed for income tax purposes. The effective rate for the period does not reflect the benefit of the federal R&D credit which had expired on December 31, 2011.

For further explanation of our income tax (benefit) provision, see Note 14, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Segment Information

For a description of the products and services for each segment, see Note 13, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Report.

Platform Systems Division Segment
(in millions, except percentages)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
PSD product revenues:
Routing	$488.1	$457.6	$30.5	7%
Switching	131.5	123.5	8.0	6%
Total PSD product revenues	619.6	581.1	38.5	7%
PSD service revenues	189.6	184.6	5.0	3%
Total PSD revenues	$809.2	$765.7	$43.5	6%

PSD contribution margin (*)	$330.1	$276.3	$53.8	19%
Percentage of PSD revenues	40.8%	36.1%
_______________________________

(*)	A reconciliation of total segment operating income to income before taxes can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of this Report.

During the three months ended March 31, 2013, PSD product revenues increased, compared to the same period in 2012, primarily due to growth in sales of our routing and switching products, specifically MX and PTX.

During the three months ended March 31, 2013, PSD service revenues increased, compared to the same period in 2012, primarily due to strong contract renewals of support services.

PSD contribution margin as a percent of PSD revenues increased during the three months ended March 31, 2013, compared to the same period in 2012, due to a combination of revenue growth, an expansion of gross margin, and a reduction in operating expenses.

Software Solutions Division Segment
(in millions, except percentages)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
SSD product revenues:
Security	$136.7	$168.2	$(31.5)	(19)%
Routing	25.5	22.6	2.9	13%
Total SSD product revenues	162.2	190.8	(28.6)	(15)%
SSD service revenues	87.8	76.0	11.8	16%
Total SSD revenues	$250.0	$266.8	$(16.8)	(6)%

SSD contribution margin (*)	$102.0	$110.3	$(8.3)	(8)%
Percentage of SSD revenues	40.8%	41.3%
_______________________________

(*)	A reconciliation of total segment operating income to income before taxes can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Report.

During the three months ended March 31, 2013, SSD product revenues decreased, compared to the same period in 2012, primarily due to a decline in sales of our high-end SRX products and our firewall products.

During the three months ended March 31, 2013, SSD service revenues increased, compared to the same period in 2012, due to contract renewals of support services.

SSD contribution margin as a percentage of SSD revenues decreased during the three months ended March 31, 2013, compared to the same period in 2012, due to lower revenue and a decrease in gross margin, partially offset by a reduction in operating expenses.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	March 31, 2013	December 31, 2012	$ Change	% Change
Working capital	$2,116.3	$2,178.7	$(62.4)	(3)%

Cash and cash equivalents	$2,043.7	$2,407.8	$(364.1)	(15)%
Short-term investments	613.1	441.5	171.6	39%
Long-term investments	1,015.2	988.1	27.1	3%
Total cash, cash equivalents, and investments	3,672.0	3,837.4	(165.4)	(4)%
Long-term debt	999.2	999.2	—	—%
Net cash, cash equivalents, and investments	$2,672.8	$2,838.2	$(165.4)	(6)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $62.4 million during the three months ended March 31, 2013, primarily due to a decrease in cash and cash equivalents partially offset by increases in short-term investments and accounts receivable.

Summary of Cash Flows

During the three months ended March 31, 2013, cash and cash equivalents decreased by $364.1 million. The decrease was the result of cash used in our operating, investing, and financing activities of $8.9 million, $285.1 million, and $70.1 million, respectively.

Operating Activities

Net cash used in operations for the three months ended March 31, 2013, was $8.9 million, compared to net cash provided by operations of $102.3 million for the same period in 2012. The net cash outflows for the three months ended March 31, 2013, were attributable to an increase in accounts receivable of $94.3 million due to a significant volume of shipments at the end of the quarter, $59.6 million prepaid in connection with consolidating our contract manufacturers from three to two, and to a lesser extent, annual payments for incentive compensation.

Investing Activities

For the three months ended March 31, 2013, net cash used in investing activities was $285.1 million, compared to $93.3 million for the three months ended March 31, 2012. The increase in net cash used in investing activities was primarily due to purchases of available-for sale investments partially offset by proceeds from the sale of available-for-sale investments.

Financing Activities

Net cash used in financing activities was $70.1 million for the three months ended March 31, 2013, compared to $6.3 million for the same period in 2012. The increase in net cash used in financing activities was primarily due to purchases and retirement of our common stock partially offset by an increase in proceeds from employee stock option exercises.

Stock Repurchase Activities

We currently have authority granted by the Board of Directors (the "Board") to repurchase up to $1.0 billion of our common stock under our stock repurchase program. As of March 31, 2013, there is $438.3 million of authorized funds remaining under our stock repurchase program.

During the three months ended March 31, 2013, we repurchased and retired approximately 6.2 million shares of our common stock under our stock repurchase program at an average price of $20.99 per share for an aggregate purchase price of $129.9 million.

Restructuring

As of March 31, 2013, our restructuring liability was approximately $14.0 million of which approximately $8.2 million related to severance and contract termination charges, which are expected to be substantially paid during the third quarter of fiscal 2013. The remaining $5.8 million related to facility closures are expected to be paid through March 2018.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	March 31, 2013	December 31, 2012
Deferred product revenue:
Undelivered product commitments and other product deferrals	$250.5	$256.9
Distributor inventory and other sell-through items	122.7	138.4
Deferred gross product revenue	373.2	395.3
Deferred cost of product revenue	(86.4)	(99.4)
Deferred product revenue, net	286.8	295.9
Deferred service revenue	693.9	627.5
Total	$980.7	$923.4

As of March 31, 2013, net deferred product revenue decreased by $9.1 million compared to December 31, 2012, primarily due to releases of product revenue. As of March 31, 2013, the increase in deferred service revenue of $66.4 million compared to December 31, 2012, was driven by service contract renewals.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 16, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of March 31, 2013, our principle commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations during the three months ended March 31, 2013 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. As of March 31, 2013 and December 31, 2012, we had $11.7 million and $12.6 million, respectively, in bank guarantees and standby letters of credit related to these financial guarantees.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our stock repurchase program, our liquidity may be impacted. As of March 31, 2013, 60% of our cash and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. For fiscal year 2013, we intend to target the number of shares underlying equity awards granted on an annual basis at 2.75% or less of our common stock outstanding. Based upon shares underlying our grants to date of options, RSUs, RSAs, and PSAs (counting only the on-target measure of such PSAs), we believe we are on track with respect to this goal for 2013.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments (which includes the proceeds from the issuance of our long-term debt), together with cash generated from operations as well as cash generated from the exercise of stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2012. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 16, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

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

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, AT&T and Verizon accounted for greater than 10% of our net revenues during the first quarter of 2013. Changes in the business requirements, vendor selection, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. In this regard, Oracle acquired Acme Packet, Inc. in 2013 and Cisco acquired Meraki Networks, Inc. in 2013. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

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

In addition, as a result of our acquisitions of Altor and Trapeze in 2010, we have been offering a virtualization security product and a WLAN product. Also, in 2012, we announced new products, including the smaller version of our QFabric solutions, the latest QFX3000-M QFabric System, T4000 Core Routers, PTX Series Packet Transport switches, MX2020 and MX2010 3D Universal Edge Routers and JunosV App Engine. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. Finally, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

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

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. In addition, in late 2012, we confirmed that we were reducing the number of our contract manufacturers. As a result, we will be transitioning the work of one manufacturer to two of our other existing manufacturers during 2013. If we do not manage that transition effectively, we could experience delays or quality issues. Each of these factors could adversely affect our business, financial condition and results of operations.

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

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with acquisitions, to determine if impairment has occurred. As of March 31, 2013, our goodwill was $4,057.8 million and our intangible assets were $131.2 million. If goodwill or intangible assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our Condensed Consolidated Balance Sheets, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In the third quarter of 2012, our impairment evaluation resulted in a reduction of $5.4 million to the carrying value of certain purchased intangibles on our Condensed Consolidated Balance Sheets, primarily due to the decline in discounted cash flow projections. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as declines in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets. However, any such impairment would have an adverse effect on our results of operations.

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

At March 31, 2013, we had $2,043.7 million in cash and cash equivalents and $1,628.3 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificate of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues at many financial institutions. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes.

In March 2011, we issued senior unsecured notes for an aggregate principle amount of $1.0 billion (see discussion in Note 10, Long-Term Debt and Financing, in the Notes to Condensed Consolidated Financial Statements of this Report). We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the senior notes. However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the senior notes) or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended March 31, 2013 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2013	—	$—	—	$568.2
February 1 - February 28, 2013	3.7	$22.19	3.6	$488.3
March 1 - March 31, 2013	2.6	$19.32	2.6	$438.3
Total	6.3	$21.01	6.2
________________________________

(1)
Amounts include repurchases under our stock repurchase program and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards. The amount of shares of common stock repurchased from our employees in connection with net issuances was not significant during the three months ended March 31, 2013.

(2)
Shares were repurchased under our stock repurchase program approved by the Board, which authorized us to purchase an aggregate of up to $1.0 billion of our common stock. Future share repurchases under this program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. As of March 31, 2013, our stock repurchase program had $438.3 million remaining authorized funds available for future stock repurchases.

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

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

May 8, 2013	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 8, 2013	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.