Form 10-Q
period 2013-06-30
JUNIPER NETWORKS INC
filed 2013-08-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 506,838,542 shares of the Company's Common Stock, par value $0.00001, outstanding as of August 2, 2013.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Product	$863.8	$804.7	$1,645.6	$1,576.6
Service	286.9	269.1	564.3	529.7
Total net revenues	1,150.7	1,073.8	2,209.9	2,106.3
Cost of revenues:
Product	321.3	292.6	599.5	573.2
Service	108.9	113.3	219.1	231.1
Total cost of revenues	430.2	405.9	818.6	804.3
Gross margin	720.5	667.9	1,391.3	1,302.0
Operating expenses:
Research and development	257.7	268.7	519.9	538.3
Sales and marketing	266.2	259.5	521.4	517.2
General and administrative	48.8	48.8	96.6	103.5
Amortization of purchased intangible assets	1.2	1.2	2.4	2.4
Restructuring charges	8.0	3.2	15.0	5.2
Acquisition and litigation charges	0.1	(0.2)	10.5	1.0
Total operating expenses	582.0	581.2	1,165.8	1,167.6
Operating income	138.5	86.7	225.5	134.4
Other (expense) income, net	(12.6)	2.8	(22.7)	(21.6)
Income before income taxes	125.9	89.5	202.8	112.8
Income tax provision	28.0	31.8	13.9	38.8
Net income	$97.9	$57.7	$188.9	$74.0

Net income per share:
Basic	$0.19	$0.11	$0.37	$0.14
Diluted	$0.19	$0.11	$0.37	$0.14
Shares used in computing net income per share:
Basic	503.0	527.8	503.8	528.0
Diluted	506.3	531.8	510.4	533.8

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$97.9	$57.7	$188.9	$74.0
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in unrealized gains (losses) on available- for-sale securities	5.8	(1.0)	5.6	2.1
Reclassification adjustment for realized net gains on available-for-sale securities included in net income	(0.1)	(0.2)	(0.5)	(0.5)
Net change in unrealized gains (losses) on available-for-sale securities	5.7	(1.2)	5.1	1.6
Cash flow hedges:
Change in unrealized (losses) gains on cash flow hedges	(0.1)	(3.4)	(2.2)	2.6
Reclassification adjustment for realized net (gains) losses on cash flow hedges included in net income	(0.4)	1.5	(1.8)	5.0
Net change in unrealized (losses) gains on cash flow hedges	(0.5)	(1.9)	(4.0)	7.6
Change in foreign currency translation adjustments	(3.7)	(4.5)	(9.5)	0.1
Other comprehensive income (loss), net of tax	1.5	(7.6)	(8.4)	9.3
Comprehensive income	$99.4	$50.1	$180.5	$83.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,249.9	$2,407.8
Short-term investments	542.9	441.5
Accounts receivable, net of allowances	509.1	438.4
Deferred tax assets, net	141.3	172.6
Prepaid expenses and other current assets	210.9	140.4
Total current assets	3,654.1	3,600.7
Property and equipment, net	855.3	811.9
Long-term investments	1,026.4	988.1
Restricted cash and investments	94.0	106.4
Purchased intangible assets, net	123.6	128.9
Goodwill	4,057.7	4,057.8
Other long-term assets	202.6	138.3
Total assets	$10,013.7	$9,832.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$206.4	$209.3
Accrued compensation	215.1	279.3
Accrued warranty	29.0	29.7
Deferred revenue	750.4	693.5
Other accrued liabilities	221.9	210.2
Total current liabilities	1,422.8	1,422.0
Long-term debt	999.3	999.2
Long-term deferred revenue	277.6	229.9
Long-term income taxes payable	115.7	112.4
Other long-term liabilities	80.7	69.1
Total liabilities	2,896.1	2,832.6
Commitments and contingencies
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 505.6 shares and 508.4 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	9,899.5	9,905.7
Accumulated other comprehensive (loss) income	(3.7)	4.7
Accumulated deficit	(2,778.2)	(2,911.4)
Total Juniper Networks stockholders' equity	7,117.6	6,999.0
Noncontrolling interest	—	0.5
Total stockholders' equity	7,117.6	6,999.5
Total liabilities and stockholders' equity	$10,013.7	$9,832.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$188.9	$74.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	111.4	126.8
Depreciation and amortization	93.7	89.9
Restructuring charges	16.5	5.2
Deferred income taxes	26.6	(23.1)
Gain on investments, net	(3.8)	(0.8)
Excess tax benefits from share-based compensation	(1.3)	(6.8)
Other non-cash charges	1.0	0.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(92.3)	170.7
Prepaid expenses and other assets	(86.9)	(46.5)
Accounts payable	(3.4)	(137.5)
Accrued compensation	(64.0)	21.4
Income taxes payable	(18.5)	17.2
Other accrued liabilities	3.1	(2.4)
Deferred revenue	104.5	25.9
Net cash provided by operating activities	275.5	314.4
Cash flows from investing activities:
Purchases of property and equipment	(142.3)	(169.7)
Purchases of trading investments	(2.1)	(3.2)
Purchases of available-for-sale investments	(895.0)	(614.8)
Proceeds from sales of available-for-sale investments	587.5	399.7
Proceeds from maturities of available-for-sale investments	183.8	371.6
Payments for business acquisitions, net of cash and cash equivalents	(10.0)	(90.5)
Proceeds from sales of privately-held investments	1.7	19.8
Purchases of privately-held investments	(14.4)	(6.1)
Purchase of licensed software	(10.0)	(0.3)
Changes in restricted cash	—	(0.2)
Net cash used in investing activities	(300.8)	(93.7)
Cash flows from financing activities:
Proceeds from issuance of common stock	74.3	49.8
Purchases and retirement of common stock	(239.2)	(150.1)
Payment for capital lease obligation	(1.4)	(1.4)
Customer financing arrangements	32.4	8.1
Excess tax benefits from share-based compensation	1.3	6.8
Net cash used in financing activities	(132.6)	(86.8)
Net (decrease) increase in cash and cash equivalents	(157.9)	133.9
Cash and cash equivalents at beginning of period	2,407.8	2,910.4
Cash and cash equivalents at end of period	$2,249.9	$3,044.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the "Company" or "Juniper") have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2012, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

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

The Company previously owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and dissolve the joint venture and subsequently NSN assumed the activities of the joint venture. The Company terminated the joint venture in 2013 and the termination did not have a material effect on the Company's financial position or results of operations.

Note 2. Summary of Significant Accounting Policies

Effective April 1, 2013, the Company extended the useful lives of certain computers and equipment resulting from our actual historical usage, which demonstrated longer useful lives, as well as our planned use of these assets. The change was accounted for as a change in estimate and applied prospectively. For the three and six months ended June 30, 2013, this change in accounting estimate decreased depreciation expense by approximately $11.0 million or $0.01 per diluted share.

With the exception of the above change in estimate, there have been no material changes to the Company's significant accounting policies as compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11") to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

periods within those years, beginning after December 31, 2013. The Company intends to adopt this standard prospectively in the first quarter of 2014 and the adoption will not result in a change to the tax provision. The Company does not expect there will be a significant impact to its presentation of long-term taxes payable or its deferred tax assets.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which amends FASB Accounting Standards Codification ("ASC") 220, Comprehensive Income to include the reporting of reclassifications from accumulated other comprehensive income to the respective line items in net income. The Company adopted ASU 2013-02 during the first quarter of 2013 and presented the effects within the Condensed Consolidated Statements of Comprehensive Income and the accompanying notes.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures About Offsetting Assets and Liabilities ("ASU 2011-11"), and in January 2013 issued ASU No. 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities ("ASU 2013-01"). These standards create new disclosure requirements regarding the nature of an entity's rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Disclosures of certain instruments subject to enforceable master netting arrangements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The Company adopted these standards in the first quarter of 2013 and presented the effects in the accompanying notes.

Note 3. Business Combinations

During the six months ended June 30, 2013, the Company completed a business combination for approximately $10.0 million in cash consideration, of which $0.1 million was allocated to net tangible assets acquired and $9.9 million to intangible assets. The Company's consolidated financial statements include the operating results of this business combination from the date of acquisition, and the inclusion of those results were not material to its consolidated balance sheets and results of operations.

The Company recognized $0.1 million and recorded an adjustment of $0.2 million of acquisition-related costs during the three months ended June 30, 2013 and June 30, 2012, respectively, and $0.2 million and $1.0 million of acquisition-related costs during the six months ended June 30, 2013 and June 30, 2012, respectively. These acquisition-related costs were expensed in the period incurred and reported as a component of acquisition and litigation charges in the Company's Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of June 30, 2013 and December 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2013
Cash equivalents:
Certificate of deposit	$0.3	$—	$—	$0.3
Money market funds	1,011.5	—	—	1,011.5
U.S. government securities	96.3	—	—	96.3
Total cash equivalents	1,108.1	—	—	1,108.1
Restricted investments:
Money market funds	89.5	—	—	89.5
Mutual funds	2.7	—	—	2.7
Total restricted investments	92.2	—	—	92.2
Fixed income securities:
Asset-backed securities	237.8	0.1	(0.5)	237.4
Certificates of deposit	36.0	—	—	36.0
Commercial paper	6.6	—	—	6.6
Corporate debt securities	651.9	1.3	(1.0)	652.2
Foreign government debt securities	15.8	—	—	15.8
Government-sponsored enterprise obligations	292.8	0.1	(0.5)	292.4
U.S. government securities	295.9	0.1	—	296.0
Total fixed income securities	1,536.8	1.6	(2.0)	1,536.4
Publicly-traded equity securities	7.6	11.7	(0.2)	19.1
Total available-for-sale securities	2,744.7	13.3	(2.2)	2,755.8
Trading securities in mutual funds(*)	13.8	—	—	13.8
Total	$2,758.5	$13.3	$(2.2)	$2,769.6

Reported as:
Cash equivalents	$1,108.1	$—	$—	$1,108.1
Restricted investments	92.2	—	—	92.2
Short-term investments	531.1	12.1	(0.3)	542.9
Long-term investments	1,027.1	1.2	(1.9)	1,026.4
Total	$2,758.5	$13.3	$(2.2)	$2,769.6
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Cash equivalents:
Certificate of deposit	$0.6	$—	$—	$0.6
Commercial paper	10.8	—	—	10.8
Government-sponsored enterprise obligations	6.1	—	—	6.1
Money market funds	1,042.6	—	—	1,042.6
U.S. government securities	165.8	—	—	165.8
Total cash equivalents	1,225.9	—	—	1,225.9
Restricted investments:
Money market funds	102.6	—	—	102.6
Mutual funds	2.9	0.1	—	3.0
Total restricted investments	105.5	0.1	—	105.6
Fixed income securities:
Asset-backed securities	226.2	0.3	(0.1)	226.4
Certificates of deposit	41.9	—	—	41.9
Commercial paper	11.6	—	—	11.6
Corporate debt securities	533.4	2.3	(0.1)	535.6
Foreign government debt securities	5.0	—	—	5.0
Government-sponsored enterprise obligations	264.6	0.3	—	264.9
U.S. government securities	328.6	0.1	—	328.7
Total fixed income securities	1,411.3	3.0	(0.2)	1,414.1
Publicly-traded equity securities	3.0	—	(0.1)	2.9
Total available-for-sale securities	2,745.7	3.1	(0.3)	2,748.5
Trading securities in mutual funds(*)	12.6	—	—	12.6
Total	$2,758.3	$3.1	$(0.3)	$2,761.1

Reported as:
Cash equivalents	$1,225.9	$—	$—	$1,225.9
Restricted investments	105.5	0.1	—	105.6
Short-term investments	441.3	0.3	(0.1)	441.5
Long-term investments	985.6	2.7	(0.2)	988.1
Total	$2,758.3	$3.1	$(0.3)	$2,761.1

________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the maturities of the Company's total fixed income securities as of June 30, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$509.7	$0.4	$(0.1)	$510.0
Due between one and five years	1,027.1	1.2	(1.9)	1,026.4
Total	$1,536.8	$1.6	$(2.0)	$1,536.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company had 249 and 98 investments in unrealized loss positions as of June 30, 2013 and December 31, 2012, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For the available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2013 the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2013 and June 30, 2012.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three and six months ended June 30, 2013 and June 30, 2012, the Company did not recognize other-than-temporary impairments associated with these investments.

There were no material gross realized gains or losses from available-for-sale and trading securities during the three and six months ended June 30, 2013 and June 30, 2012. Realized gains and losses are determined based on the specific identification method.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of June 30, 2013 and December 31, 2012 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2013
Fixed income securities:
Asset-backed securities	$195.3	$(0.5)	$—	$—	$195.3	$(0.5)
Corporate debt securities	304.0	(1.0)	—	—	304.0	(1.0)
Foreign government debt securities	15.0	—	—	—	15.0	—
Government-sponsored enterprise obligations	129.6	(0.5)	—	—	129.6	(0.5)
U.S. government securities	56.5	—	—	—	56.5	—
Total fixed income securities	700.4	(2.0)	—	—	700.4	(2.0)
Publicly-traded equity securities	2.8	(0.2)	—	—	2.8	(0.2)
Total available-for sale securities	$703.2	$(2.2)	$—	$—	$703.2	$(2.2)

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2012
Fixed income securities:
Asset-backed securities(*)	$55.1	$(0.1)	$0.1	$—	$55.2	$(0.1)
Certificates of deposit	0.3	—	—	—	0.3	—
Commercial paper	10.0	—	—	—	10.0	—
Corporate debt securities	116.0	(0.1)	—	—	116.0	(0.1)
Government-sponsored enterprise obligations	30.0	—	—	—	30.0	—
U.S. government securities	68.2	—	—	—	68.2	—
Total fixed income securities	279.6	(0.2)	0.1	—	279.7	(0.2)
Publicly-traded equity securities	2.9	(0.1)	—	—	2.9	(0.1)
Total available-for sale securities	$282.5	$(0.3)	$0.1	$—	$282.6	$(0.3)
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

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the Condensed Consolidated Balance Sheets (in millions):

	As of
	June 30, 2013	December 31, 2012
Restricted cash	$1.8	$0.8
Restricted investments	92.2	105.6
Total restricted cash and investments	$94.0	$106.4

Privately-Held Investments

As of June 30, 2013 and December 31, 2012, the carrying values of the Company’s privately-held investments of $46.3 million and $32.0 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

The Company determined that certain privately-held investments were other-than-temporarily impaired, resulting in impairment charges of $0.4 million for both the three and six months ended June 30, 2013 and $14.0 million for the six months ended June 30, 2012 that were recorded within other (expense) income, net in the Condensed Consolidated Statements of Operations. There were no such charges during the three months ended June 30, 2012.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$237.4	$—	$237.4
Certificate of deposit	—	36.3	—	36.3
Commercial paper	—	6.6	—	6.6
Corporate debt securities	—	652.2	—	652.2
Foreign government debt securities	—	15.8	—	15.8
Government-sponsored enterprise obligations	287.4	5.0	—	292.4
Money market funds (1)	1,101.0	—	—	1,101.0
Mutual funds (2)	2.7	—	—	2.7
Publicly-traded equity securities	19.1	—	—	19.1
U.S. government securities	213.9	178.4	—	392.3
Total available-for-sale securities	1,624.1	1,131.7	—	2,755.8
Trading securities in mutual funds (3)	13.8	—	—	13.8
Derivative assets:
Foreign exchange contracts	—	1.3	—	1.3
Total assets measured at fair value	$1,637.9	$1,133.0	$—	$2,770.9
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(2.7)	$—	$(2.7)
Total liabilities measured at fair value	$—	$(2.7)	$—	$(2.7)

Total assets measured at fair value, reported as:
Cash equivalents	$1,011.5	$96.6	$—	$1,108.1
Restricted investments	92.2	—	—	92.2
Short-term investments	272.7	270.2	—	542.9
Long-term investments	261.5	764.9	—	1,026.4
Prepaid expenses and other current assets	—	1.3	—	1.3
Total assets measured at fair value	$1,637.9	$1,133.0	$—	$2,770.9

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(2.7)	$—	$(2.7)
Total liabilities measured at fair value	$—	$(2.7)	$—	$(2.7)
________________________________

(1)	Balance includes $89.5 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition-related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

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

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and six months ended June 30, 2013 and June 30, 2012, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. As of June 30, 2013 and December 31, 2012, the Company had no material assets and no liabilities measured at fair value on a nonrecurring basis.

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

The notional amount of Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	June 30, 2013	December 31, 2012
Cash flow hedges	$137.2	$85.8
Non-designated derivatives	133.9	112.8
Total	$271.1	$198.6

Cash Flow Hedges

The Company can use foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other (expense) income, net in its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next 12 months.

As of June 30, 2013 and December 31, 2012, the total fair value of the Company’s derivative assets recorded in other current assets on the Condensed Consolidated Balance Sheets was $1.3 million and $3.5 million, respectively. As of June 30, 2013 and December 31, 2012, the total fair value of the Company’s derivative liabilities recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets was $2.7 million and $0.1 million, respectively.

During the three and six months ended June 30, 2013, the Company recognized a loss of $1.7 million and $3.8 million, respectively, in accumulated other comprehensive (loss) income for the effective portion of its derivative instruments and reclassified a gain of $0.6 million and $2.0 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2012, the Company

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

recognized a loss of $5.2 million and a gain of $0.8 million, respectively, in accumulated other comprehensive (loss) income for the effective portion of its derivative instruments and reclassified a loss of $2.0 million and $5.5 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and six months ended June 30, 2013 and June 30, 2012.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities within two months.

During the three and six months ended June 30, 2013, the Company recognized a net gain of $0.8 million and $0.1 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2012, the Company recognized a net gain of $0.4 million and $0.3 million, respectively, within other (expense) income, net, in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of June 30, 2013 and December 31, 2012, the potential effect of rights of setoff associated with derivative instruments would be an offset to both assets and liabilities of $0.2 million and $0.1 million, respectively. The resulting net derivative assets and derivative liabilities of the potential offset impact are $1.1 million and $2.5 million as of June 30, 2013, respectively. The resulting net derivative assets are $3.4 million and not material for derivative liabilities as of December 31, 2012. The Company is not required to pledge nor is it entitled to receive cash collateral related to these derivative transactions.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity allocated to the Company's reportable segments during the six months ended June 30, 2013 (in millions):

	PSD	SSD	Total
Balance as of December 31, 2012	$1,866.3	$2,191.5	$4,057.8
Reclassifications	(179.0)	179.0	—
Foreign currency translation adjustment	(0.1)	—	(0.1)
Balance as of June 30, 2013	$1,687.2	$2,370.5	$4,057.7

Goodwill associated with security products previously reported under PSD has been reclassified to SSD in connection with the Company's product realignment of all security products during the first quarter of 2013. See Note 13, Segments, for further discussion of the Company's product realignment. Goodwill was reclassified based on the relative fair value allocation of the reporting units affected. There were no impairments to goodwill during the six months ended June 30, 2013 and June 30, 2012.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of June 30, 2013
Intangible assets with finite lives:
Technologies and patents	$564.0	$(438.4)	$(30.5)	$95.1
Customer contracts, support agreements, and related relationships	74.3	(61.0)	(2.2)	11.1
Other	18.8	(18.8)	—	—
Total intangible assets with finite lives	657.1	(518.2)	(32.7)	106.2
IPR&D with indefinite lives	17.4	—	—	17.4
Total purchased intangible assets	$674.5	$(518.2)	$(32.7)	$123.6

As of December 31, 2012
Intangible assets with finite lives:
Technologies and patents	$554.1	$(425.0)	$(30.5)	$98.6
Customer contracts, support agreements, and related relationships	74.3	(59.2)	(2.2)	12.9
Other	18.8	(18.8)	—	—
Total intangible assets with finite lives	647.2	(503.0)	(32.7)	111.5
IPR&D with indefinite lives	17.4	—	—	17.4
Total purchased intangible assets	$664.6	$(503.0)	$(32.7)	$128.9

The purchased intangible assets balance as of June 30, 2013, includes intangible assets acquired through the acquisition completed during the first six months of 2013. Refer to Note 3, Business Combinations, for further details.

Amortization of purchased intangible assets included in operating expenses and cost of product revenues totaled $7.7 million and $8.8 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $15.2 million and $16.1 million for the six months ended June 30, 2013 and June 30, 2012, respectively. There were no impairment charges with respect to the purchased intangible assets during the three and six months ended June 30, 2013 and June 30, 2012.

As of June 30, 2013, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2013	$15.2
2014	30.4
2015	26.8
2016	14.2
2017	10.5
Thereafter	9.1
Total	$106.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Other Financial Information

Inventories, Net

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories, net are reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and consisted of the following (in millions):

	As of
	June 30, 2013	December 31, 2012
Inventories, net:
Production materials	$49.8	$54.6
Finished goods	0.3	4.1
Total inventories, net	$50.1	$58.7

Warranties
The Company accrues for warranty costs as part of its cost of sales based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the six months ended June 30, 2013 were as follows (in millions):

Balance as of December 31, 2012	$29.7
Provisions made during the period, net	14.1
Adjustments related to pre-existing warranties	(0.7)
Actual costs incurred during the period	(14.1)
Balance as of June 30, 2013	$29.0

Deferred Revenue

Details of the Company's deferred revenue, as reported on the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2013	December 31, 2012
Deferred product revenue:
Undelivered product commitments and other product deferrals	$237.0	$256.9
Distributor inventory and other sell-through items	100.0	138.4
Deferred gross product revenue	337.0	395.3
Deferred cost of product revenue	(59.5)	(99.4)
Deferred product revenue, net	277.5	295.9
Deferred service revenue	750.5	627.5
Total	$1,028.0	$923.4
Reported as:
Current	$750.4	$693.5
Long-term	277.6	229.9
Total	$1,028.0	$923.4

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

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$1.7	$2.9	$3.8	$5.7
Interest expense	(14.9)	(13.5)	(29.2)	(27.7)
Other	0.6	13.4	2.7	0.4
Other (expense) income, net	$(12.6)	$2.8	$(22.7)	$(21.6)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest net of capitalized interest expense from long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. During the three months ended June 30, 2013, Other was primarily comprised of a gain on sale of certain investments partially offset by a loss on privately-held investments. During the six months ended June 30, 2013, Other was primarily comprised of a net gain of $1.3 million related to privately-held investments. During the three and six months ended June 30, 2012, Other was primarily comprised of a net gain of $14.8 million and $0.8 million, respectively, related to the Company's privately-held equity investments.

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

During 2012, the Company initiated a restructuring plan (the "2012 Restructuring Plan") to bring its cost structure more in line with its long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies. During the three and six months ended June 30, 2013, the Company continued to implement restructuring activities under the 2012 Restructuring Plan and recorded $8.8 million and $16.6 million, respectively, in charges for workforce reductions, facility consolidations or closures, and contract terminations. Under the 2012 Restructuring Plan, total costs incurred through June 30, 2013, was $109.9 million of which $54.4 million was recorded within cost of revenues and $55.5 million was recorded within restructuring charges in the Condensed Consolidated Statements of Operations. The Company expects to incur charges related to this plan through the end of fiscal 2013.

During 2011, the Company implemented a restructuring plan (the "2011 Restructuring Plan") in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions, facility closures and to a lesser extent, contract terminations. The Company recorded the majority of the restructuring charges associated with this plan during the years ended 2012 and 2011 and recorded a severance-related reversal of $0.1 million during the six months ended June 30, 2013. As of June 30, 2013, the remaining restructuring liability under this plan relates to facility charges, which are expected to be completed by March 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents restructuring charges included in cost of revenues and restructuring charges in the Condensed Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Severance	$0.8	$1.3	$5.2	$4.3
Facilities	7.7	1.9	10.3	1.7
Contract terminations and other	0.3	—	1.0	(0.8)
Total	$8.8	$3.2	$16.5	$5.2

The following table provides a summary of changes in the restructuring liability related to the Company's plans during the six months ended June 30, 2013 (in millions):

	December 31, 2012	Charges	Cash Payments	Non-cash Settlements and Other	June 30, 2013
Severance	$10.6	$5.2	$(12.0)	$(0.1)	$3.7
Facilities	5.2	10.3	(2.8)	(4.8)	7.9
Contract terminations and other	2.4	1.0	(3.5)	0.5	0.4
Total	$18.2	$16.5	$(18.3)	$(4.4)	$12.0

In connection with the restructuring plans discussed above, the Company expects to record aggregate future charges of approximately $1.5 million through the remainder of 2013, consisting of approximately $1.0 million related to workforce reductions and $0.5 million related to contract terminations including facility closures.

Note 10. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of June 30, 2013
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016 ("2016 Notes")	$300.0	3.12%
4.60% fixed-rate notes, due 2021 ("2021 Notes")	300.0	4.63%
5.95% fixed-rate notes, due 2041 ("2041 Notes")	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(0.7)
Total	$999.3

The effective interest rates for the 2016 Notes, 2021 Notes, and 2041 Notes (collectively the “Notes”) include the interest on the Notes, accretion of the discount, and amortization of issuance costs. As of June 30, 2013 and December 31, 2012, the estimated fair value of the Notes included in long-term debt in the Condensed Consolidated Balance Sheets was approximately $1,020.1 million and $1,090.7 million, respectively, based on quoted market prices (Level 1). As of June 30, 2013, the Company was in compliance with all of its debt covenants.

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

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $184.7 million and $162.6 million during the three months ended June 30, 2013 and June 30, 2012, respectively, and $365.7 million and $283.2 million during the six months ended June 30, 2013 and June 30, 2012, respectively.

The Company received cash proceeds from the financing provider of $205.7 million and $147.3 million during the three months ended June 30, 2013 and June 30, 2012, respectively, and $368.4 million and $325.8 million during the six months ended June 30, 2013 and June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, the amounts owed by the financing provider were $133.7 million and $147.6 million, respectively, and were recorded in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.

In addition, the Company provides guarantees for third-party financing arrangements extended to end-user customers, which have terms up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of June 30, 2013, the Company has not made any payments under these arrangements. Pursuant to these arrangements, the Company had guaranteed third-party financing arrangements of $32.2 million as of June 30, 2013.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, the estimated cash received from the financing provider not recognized as revenue was $63.2 million and $30.7 million, respectively.

Note 11. Equity

Stock Repurchase Activities

As of June 30, 2013, the Company had authority granted by the Board of Directors (the "Board") to repurchase up to $1.0 billion of its common stock under a stock repurchase program. As of June 30, 2013, there was $332.8 million of authorized funds remaining under the Company's stock repurchase program. In addition to repurchases under the Company’s stock repurchase program, the Company can also repurchase common stock from its employees in connection with net issuance of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards.

The Company repurchased and retired approximately 6.4 million and 12.6 million shares of its common stock at an average price of $16.45 and $18.68 per share for an aggregate purchase price of $105.5 million and $235.4 million during the three and six months ended June 30, 2013, respectively, under its stock repurchase program. The Company repurchased and retired approximately 5.0 million and 7.4 million shares of its common stock at an average price of $18.76 and $19.72 per share for an aggregate purchase price of $94.0 million and $145.6 million during the three and six months ended June 30, 2012, respectively, under its stock repurchase program. Repurchases associated with net issuances were not significant during the three and six months ended June 30, 2013 and June 30, 2012.

All shares of common stock repurchased under the Company's stock repurchase program and from its employees in connection with net issuance have been retired. Future share repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. See Note 17, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to June 30, 2013.

Accumulated Other Comprehensive (Loss) Income, Net of Tax

The components of accumulated other comprehensive (loss) income, net of related taxes, during the six months ended June 30, 2013 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$2.1	$3.0	$(0.4)	$4.7
Other comprehensive gain (loss) before reclassifications	5.6	(2.2)	(9.5)	(6.1)
Amount reclassified from accumulated other comprehensive (gain) income	(0.5)	(1.8)	—	(2.3)
Other comprehensive loss	5.1	(4.0)	(9.5)	(8.4)
Balance as of June 30, 2013	$7.2	$(1.0)	$(9.9)	$(3.7)
________________________________

(1)
The reclassifications out of accumulated comprehensive income during the six months ended June 30, 2013 for realized gains on available-for-sale securities of $0.5 million are included in other (expense) income, net in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated comprehensive income during the six months ended June 30, 2013 for realized gains on cash flow hedges are included within cost of revenues of $0.2 million, research and development of $0.8 million, sales and marketing of $0.4 million, and general and administrative of $0.4 million for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

The following table presents the taxes related to each component of other comprehensive income (loss) (in millions):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Available-for-sale securities:
Change in unrealized gains (losses) on available-for-sale securities	$9.7	$(3.9)	$5.8	$9.6	$(4.0)	$5.6
Reclassification adjustment for realized net gains on available-for-sale securities included in net income	(0.2)	0.1	(0.1)	(0.7)	0.2	(0.5)
Net change in unrealized gains (losses) on available-for-sale securities	9.5	(3.8)	5.7	8.9	(3.8)	5.1
Cash flow hedges:
Change in unrealized (losses) gains on cash flow hedges	(1.7)	1.6	(0.1)	(3.8)	1.6	(2.2)
Reclassification adjustment for realized net (gains) losses on cash flow hedges included in net income	(0.6)	0.2	(0.4)	(2.0)	0.2	(1.8)
Net change in unrealized (losses) gains on cash flow hedges	(2.3)	1.8	(0.5)	(5.8)	1.8	(4.0)
Change in foreign currency adjustments	(3.7)	—	(3.7)	(9.5)	—	(9.5)
Other comprehensive income (loss)	$3.5	$(2.0)	$1.5	$(6.4)	$(2.0)	$(8.4)

Taxes related to each component of other comprehensive income (loss) were not material for the three and six months ended June 30, 2012.

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

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of June 30, 2013, the 2006 Plan had 49.6 million shares subject to currently outstanding equity awards and 46.4 million shares available for future issuance.

The 2008 Purchase Plan was adopted in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under this plan. The 2008 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the 2008 Purchase Plan) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of June 30, 2013, approximately 11.4 million shares have been issued and 7.6 million shares remain available for future issuance under the 2008 Purchase Plan.

In connection with certain past acquisitions, the Company assumed stock options, RSU, and RSA awards under the assumed stock plans of the acquired companies and exchanged the assumed awards for Juniper's stock options, RSUs, and RSAs, respectively. No new stock options, RSUs, and RSAs can be granted under these plans. As of June 30, 2013, stock options, RSUs and RSAs representing approximately 6.2 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2013 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	34.1	$24.13
Options granted	—	—
Options canceled	(0.6)	31.49
Options exercised	(2.9)	15.72
Options expired	(2.4)	28.45
Balance as of June 30, 2013	28.2	$24.47	2.9	$38.4

As of June 30, 2013:
Vested and expected-to-vest options	27.6	$24.53	2.8	$35.4
Exercisable options	23.7	$24.50	2.3	$21.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $19.31 per share as of June 30, 2013, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $2.6 million and $14.5 million for the three and six months ended June 30, 2013, respectively.

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the six months ended June 30, 2013 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	26.8	$27.76
RSUs granted	8.4	20.22
PSAs granted (*)	2.0	21.29
RSUs vested	(4.2)	28.26
PSAs vested	(1.0)	28.28
RSAs vested	(0.5)	19.59
RSUs canceled	(1.7)	23.76
PSAs canceled	(2.2)	29.47
Balance as of June 30, 2013	27.6	25.16	1.5	$532.0

As of June 30, 2013:
Vested and expected-to-vest RSUs, RSAs, and PSAs	22.9	$20.47	1.3	$442.5
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

Employee Stock Purchase Plan ("ESPP")

The Company's 2008 Purchase Plan is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 1.9 million and 1.7 million shares of common stock through the 2008 Purchase Plan at an average per share price of $15.05 and $17.79 for the six months ended June 30, 2013 and June 30, 2012, respectively. No employee purchases were made during the three months ended June 30, 2013 and June 30, 2012.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Share-Based Compensation Expense

The weighted-average assumptions used and the resulting estimates of fair value for stock options and ESPP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Options:
Volatility	—	—	—	46%
Risk-free interest rate	—	—	—	0.8%
Expected life (years)	—	—	—	4.2
Dividend yield	—	—	—	—
Weighted-average fair value per share	—	—	—	$8.51

ESPP:
Volatility	36%	51%	36%	51%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$5.63	$6.38	$5.63	$6.38

Share-based compensation expense associated with stock options, ESPP, RSUs, RSAs, and PSAs was recorded in the following cost and expense categories in the Company's Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues - Product	$1.2	$1.1	$2.1	$2.1
Cost of revenues - Service	3.5	4.2	8.1	9.5
Research and development	33.0	28.5	56.6	54.3
Sales and marketing	18.1	21.0	32.6	42.9
General and administrative	5.7	7.0	12.0	18.0
Total	$61.5	$61.8	$111.4	$126.8

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$7.7	$15.1	$17.2	$32.8
RSUs, RSAs, and PSAs	49.3	41.3	86.3	83.1
ESPP	4.5	5.4	7.9	10.9
Total	$61.5	$61.8	$111.4	$126.8

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of June 30, 2013 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$50.0	2.2
RSUs, RSAs, and PSAs	$354.4	2.2

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

The Company’s PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), and customer premise equipment level. The Company's PSD segment consists of routing and switching products and services. Routing products and services include the ACX, E, M, MX, PTX, and T Series product families. Switching products and services primarily consist of the EX Series and wireless local area network solutions, as well as QFabric™.

The Company's SSD segment offers solutions that meet a broad array of our customers’ priorities, from protecting the users, applications and data on the network to providing network services across a distributed infrastructure. The SSD segment primarily consists of security, software, management, virtualization, routing products and services. Security includes firewalls (both JUNOS-based SRX and Screen OS-based firewalls), Firefly, virtual private network systems and appliances, secure socket layer virtual private network appliances, intrusion detection and prevention appliances, wide area network optimization platforms, Junos Pulse, and J Series. Software and services for the mobile and wireline network edge include traffic flow monitoring, mobile business services, dynamic application and subscriber awareness, next generation network addressing, as well as the MobileNext architecture for mobile networks. Management and virtualization products include Junosphere, Junos SDK, JunosV App Engine and the network management platform, Junos Space.

The CODM does not allocate to the Company's business segments certain operating expenses managed separately at the corporate level. Direct costs and operating expenses, such as standard cost of goods sold, research and development, and product marketing expenses, are generally applied to each segment. Indirect costs, such as manufacturing overhead and other cost of revenues, are allocated based on factors including headcount, usage, and revenue. Segment contribution margin provides supplemental data on operational performance and is comprised of these direct costs and operating expenses, as well as these indirect costs. Corporate unallocated expenses include: sales, marketing, general and administrative costs, share-based compensation, amortization of purchased intangible assets, restructuring charges, gains or losses on equity investments, other (expense) income, net, income taxes, and certain other charges. Segment contribution margin excludes these corporate unallocated expenses.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
PSD	$916.0	$810.2	$1,725.2	$1,575.9
SSD	234.7	263.6	484.7	530.4
Total net revenues	$1,150.7	$1,073.8	$2,209.9	$2,106.3

Segment contribution margin:
PSD	$397.5	$315.7	$727.6	$592.0
SSD	96.8	109.9	198.8	220.2
Total segment contribution margin	$494.3	$425.6	$926.4	$812.2

Corporate unallocated expenses(1)	$(277.1)	$(264.7)	$(543.2)	$(527.8)
Amortization of purchased intangible assets(2)	(7.7)	(8.8)	(15.2)	(16.1)
Share-based compensation expense	(61.5)	(61.8)	(111.4)	(126.8)
Share-based payroll tax expense	(0.6)	(0.6)	(4.1)	(0.9)
Restructuring charges(3)	(8.8)	(3.2)	(16.5)	(5.2)
Acquisition and litigation charges	(0.1)	0.2	(10.5)	(1.0)
Total operating income	138.5	86.7	225.5	134.4
Other (expense) income, net	(12.6)	2.8	(22.7)	(21.6)
Income before income taxes	$125.9	$89.5	$202.8	$112.8
________________________________

(1)	Amount includes unallocated costs for global functions such as sales, marketing, and general and administrative.

(2)	Amount includes amortization expense of purchased intangible assets reported in operating expenses and in cost of revenues.

(3)	Amount includes restructuring charges reported in operating expenses and in cost of revenues.

Depreciation expense allocated to the PSD segment was $27.5 million and $61.9 million in the three and six months ended June 30, 2013, respectively, and $28.5 million and $55.4 million in the three and six months ended June 30, 2012, respectively. Depreciation expense allocated to the SSD segment was $6.9 million and $16.6 million in the three and six months ended June 30, 2013, respectively, and $9.2 million and $18.4 million in the three and six months ended June 30, 2012, respectively.

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas:
United States	$610.2	$537.6	$1,157.2	$1,006.0
Other	64.9	49.7	110.0	112.6
Total Americas	675.1	587.3	1,267.2	1,118.6
Europe, Middle East, and Africa	300.9	299.3	591.5	606.4
Asia Pacific	174.7	187.2	351.2	381.3
Total	$1,150.7	$1,073.8	$2,209.9	$2,106.3
No customer accounted for greater than 10% of the Company's net revenues during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, Verizon Communications, Inc. accounted for 10.5% and 11.3% of net revenues, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of June 30, 2013 and December 31, 2012, were attributable to U.S. operations. As of June 30, 2013 and December 31, 2012, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 84% and 83%, respectively. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14. Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2013 was lower than the federal statutory rate of 35% and the effective tax rate for the same periods in 2012 primarily due to the following discrete items (in millions):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Section 199 deduction	$20.3	$20.3
Tax settlement with Internal Revenue Service (“IRS”)	$—	$27.8
Reinstatement of the U.S. federal research and development (“R&D”) tax credit	$—	$15.2

During the three and six months ended June 30, 2013, the Company completed a multi-year study for a Section 199 deduction for U.S. production activities. Section 199 provides for a special deduction for taxpayers engaged in qualified production activities within the United States. During the six months ended June 30, 2013, the Company finalized a closing agreement with the IRS covering specific matters related to the audit of the Company's federal income tax returns for tax years 2004 through 2006. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 retroactively reinstated the U.S. federal R&D tax credit from January 1, 2012 to December 31, 2013.

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

As of June 30, 2013, the total amount of gross unrecognized tax benefits was $142.6 million, of which $126.6 million, if recognized, would affect the effective tax rate. The increase in the gross unrecognized tax benefits for the six months ended June 30, 2013 of approximately $6.5 million is primarily due to the multi-year claim related to the U.S. production activities deduction partially offset by the IRS tax settlement referenced above.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $3.6 million within the next twelve months due to lapses of applicable statutes of limitation and the completion of tax review cycles in various tax jurisdictions.

The Company is currently under examination by the IRS for the 2007 through 2009 tax years. The Company is also subject to separate ongoing examinations by the India tax authorities for the 2004 tax year, 2004 through 2008 tax years and the 2009 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of June 30, 2013.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company is pursuing all available administrative remedies relative to these matters. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations. For more information, see Note 16, Commitments and Contingencies, under the heading “IRS Notices of Proposed Adjustments.”

Note 15. Net Income Per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$97.9	$57.7	$188.9	$74.0
Denominator:
Weighted-average shares used to compute basic net income per share	503.0	527.8	503.8	528.0
Dilutive effect of employee stock awards	3.3	4.0	6.6	5.8
Weighted-average shares used to compute diluted net income per share	506.3	531.8	510.4	533.8
Net income per share:
Basic	$0.19	$0.11	$0.37	$0.14
Diluted	$0.19	$0.11	$0.37	$0.14

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

Potentially dilutive common shares of approximately 39.4 million and 24.3 million shares for the three and six months ended June 30, 2013, respectively, and 42.3 million and 33.2 million shares for the three and six months ended June 30, 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 16. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through November 30, 2022. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $239.5 million as of June 30, 2013. Rent expense was $13.6 million and $27.3 million for the three and six months ended June 30, 2013, respectively, and $15.8 million and $31.5 million for the three and six months ended June 30, 2012, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $572.3 million as of June 30, 2013. The Company establishes a liability in connection with these purchase commitments related to carrying charges, quantities in excess of our demand forecasts, or obsolete materials charges for materials purchased by contract manufacturers to meet the Company’s forecast or customer orders. As of June 30, 2013, the Company accrued $27.6 million based on its estimate of such charges.

Long-Term Debt and Interest Payment on Long-Term Debt

As of June 30, 2013, the Company held long-term debt consisting of senior notes with a carrying value of $999.3 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of June 30, 2013, other contractual obligations primarily consisted of $94.0 million in indemnity-related and service related escrows, as required by certain asset purchases and acquisitions completed between 2005 and 2013, campus build-out obligations of $40.8 million, and other miscellaneous commitments of $11.6 million.
Tax Liabilities

As of June 30, 2013, the Company had $115.7 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of June 30, 2013 and December 31, 2012, the Company had $43.3 million and $12.6 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $32.2 million in financing guarantees is recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2013. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's third-party customer-financing arrangements that contain guarantee provisions.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

not: recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

2011 Federal Securities Class Action

On August 15, 2011, a purported securities class action lawsuit, captioned City of Royal Oak Retirement System v. Juniper Networks, Inc., et al., Case No. 11-cv-04003-LHK, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's business and prospects. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class. On January 9, 2012 the Court appointed City of Omaha Police and Fire Retirement System and City of Bristol Pension Fund as lead plaintiffs. Lead plaintiffs allege that defendants made false and misleading statements about the Company's business and future prospects, and failed to adequately disclose the impact of certain changes in accounting rules. Lead plaintiffs purport to assert claims for violations of Sections 10 (b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased or otherwise acquired Juniper Networks' common stock between July 20, 2010 and July 26, 2011, inclusive. On March 14, 2012, Defendants filed motions to dismiss lead plaintiffs' amended complaint. On July 23, 2012, the Court issued an order dismissing the action and giving lead plaintiffs leave to file an amended complaint. Lead plaintiffs filed their second amended complaint on August 20, 2012. Defendants filed a motion to dismiss the second amended complaint on September 17, 2012, and lead plaintiffs filed their opposition on October 22, 2012. Defendants filed their reply brief on November 8, 2012. On May 17, 2013, the Court granted Defendants' motion, dismissed the second amended complaint with prejudice, and entered judgment on Defendants' behalf.

2011 California State Derivative Lawsuits

Between August 22 and September 9, 2011, four purported shareholder derivative actions were filed in the Superior Court of the State of California, County of Santa Clara, naming certain of the Company's officers and directors as defendants. The Company is named only as a nominal defendant in the actions. The actions were consolidated as In re Juniper Networks, Inc. Shareholder Litigation, Case No. 1-11-CV-207701 (Lead Case), by order dated September 12, 2011. The complaints are generally based upon the disclosures and alleged omissions challenged in the securities class action. The complaints purport to assert claims against the defendants for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs. On March 8, 2012, the Company filed a motion to stay the action until resolution of the federal securities class action discussed above, and also filed a demurrer seeking to dismiss the action for the reason that plaintiffs lack standing. The plaintiffs filed oppositions to both motions on April 5, 2012. Defendants filed reply briefs on May 7, 2012. At a hearing on July 27, 2012, the Court ordered that the actions be stayed until such time as the federal court issues an order denying a motion to dismiss in the securities class action, City of Omaha Police and Fire Retirement System v. Juniper Networks, Inc. et al., Case No. CV-11-4003-LHK. The Court deferred deciding the demurrer pending the stay. On July 1, 2013, plaintiff Sanjay Israni and Defendants entered into a stipulation dismissing without prejudice the action Israni v. Kriens, et al., Case No. 1-11-CV-208042 (one of the actions comprising the consolidated action), and on July 8, 2013, the Court issued an order granting the stipulation and dismissing Israni v. Kriens, et al., without prejudice. On August 5, 2013, Defendants entered into a stipulation with the remaining plaintiffs dismissing without prejudice the consolidated action In re Juniper Networks, Inc. Shareholder Litigation, Case No. 1-11-CV-207701 (Lead Case), and on August 6, 2013, the Court issued an order granting the stipulation and dismissing the case without prejudice.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11-cv-04792-LHK. On February 3, 2012, the parties filed a stipulation in which the parties requested that the Court stay the action until such time as the Court entered an order denying a motion to dismiss in the related federal securities class action described above. On February 6, 2012, the Court granted the parties' stipulation. On July 12, 2013, the parties filed a stipulation to voluntarily dismiss the case without prejudice. On July 13, 2013, the Court granted the parties' stipulation and entered an order dismissing the case without prejudice.

Investigations

The U.S. Securities and Exchange Commission and the U.S. Department of Justice are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act. The Company is cooperating with these agencies regarding these matters. The Company is unable to predict the duration, scope or outcome of these investigations.

IRS Notices of Proposed Adjustments

The Company is currently under examination by the IRS for the 2007 through 2009 tax years.

In 2013, the Company executed a closing agreement with the Appeals Division of the IRS related to its intercompany R&D cost sharing arrangement for the license of intangibles acquired in 2004, 2005 and 2006. The Company reached a final resolution with the IRS on all proposed adjustments for all tax years through 2006, which resulted in a settlement of approximately $19.6 million, including interest.

Note 17. Subsequent Events

Share Repurchase Authorization

Subsequent to June 30, 2013, through the filing of this Report, the Company announced that its Board approved an additional $1.0 billion share repurchase authorization. This new authorization is in addition to the $1.0 billion stock repurchase program approved by its Board and announced in June 2012. This new authorization will enable the Company to continue its ongoing stock repurchase plan which is designed to reduce dilution from its employee stock plans, while providing flexibility to repurchase additional shares as determined by the Company taking into account market conditions, business opportunities or other factors.

Stock Repurchases

Subsequent to June 30, 2013, through the filing of this Report, the Company repurchased 1.6 million shares of its common stock, for $34.1 million at an average purchase price of $21.74 per share, under its stock repurchase program. Repurchases of 1.3 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Under its stock repurchase program, the Company has $298.7 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

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

Business and Market Environment

At Juniper Networks, we focus on all aspects of the network—across routing, switching and security. We design, develop, sell products and services that enable high-performance networks, which combine scale and performance with agility and efficiency, so customers can build the best networks for their businesses. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our silicon, systems and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Our organizational structure is focused on two business segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic between data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), and consumer and business devices. Our SSD segment offers solutions focused on network security and network services applications for both service providers and enterprise customers. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. In the first quarter of 2013, we consolidated operational oversight and management of all security products within the SSD segment. As a result of this product realignment, security products previously reported in the PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. We reclassified the segment data for prior periods to conform to the current period's presentation. We believe this change provides investors with increased financial reporting transparency and enables better insight into the market and performance trends driving our business.

During the second quarter of 2013, we saw broad-based growth in some of our primary markets. We continued to experience an uncertain global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their capital spending, however we also see improving demand trends in some of our primary markets. At the same time, we had lower product gross margins compared to the second quarter of 2012, primarily due to the recognition of revenue from a large government contract in our U.S. federal enterprise business. Excluding this contract, product gross margins was flat year-over-year, as the impact of higher pricing discounts was offset by cost reductions in the supply chain. We believe our product gross margins may continue to decline in the future due to competitive pricing pressure, offset by additional operational improvements and cost efficiencies. Nevertheless, we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing and we continue to believe there are positive long-term fundamentals for high-performance networking.

In the second quarter of 2013, we continued to see momentum with certain of our existing routing and switching offerings, including new customer adoption of our QFabric solutions, T4000 Core Routers, and EX Series switches. We released a series of new products for the enterprise campus and data center infrastructures, including the EX9200 Ethernet Switch, a programmable core switch, to support emerging applications and growing workloads. Additionally, we released the MX2020, a service provider edge router designed for rapid service delivery and application enablement. We also introduced a family of products for software defined networks ("SDN"), including the JunosV Contrail Controller beta, an open standards-based controller that we expect will reduce the time, cost and risk for service provider and enterprise customers to deliver new network and security services. Furthermore, we announced the availability of Junos DDoS Secure to protect data centers against increasingly complex distributed denial of service attacks, as well as network automation and orchestration tools for simplifying data center operations.

We remain focused on improved operational execution, continued innovation, and prudent capital allocation. We continue to believe that the underlying trends driving network investment around the cloud and mobility are intact and remain strong. We have focused on driving leverage in our financial model and continue to bring our cost structure in line with our long-term operating model. We revised our cost reduction goal from $150.0 million to $100.0 million, with $50.0 million attributed to the savings in operating expenses and the remaining $50.0 million in savings to cost of revenues, which is in line with our year-over-year goal. The revision is due to an increase in legal fees and due to an improved demand environment, variable expenses are higher than anticipated for 2013. We are also making incremental investments during the second half of 2013 to support our revenue growth opportunities.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net revenues	$1,150.7	$1,073.8	$76.9	7%	$2,209.9	$2,106.3	$103.6	5%

Gross Margin	$720.5	$667.9	$52.6	8%	$1,391.3	$1,302.0	$89.3	7%
Percentage of net revenues	62.6%	62.2%			63.0%	61.8%

Operating income	$138.5	$86.7	$51.8	60%	$225.5	$134.4	$91.1	68%
Percentage of net revenues	12.0%	8.1%			10.2%	6.4%
Net income	$97.9	$57.7	$40.2	70%	$188.9	$74.0	$114.9	155%
Percentage of net revenues	8.5%	5.4%			8.5%	3.5%
Net income per share:
Basic	$0.19	$0.11	$0.08	73%	$0.37	$0.14	$0.23	164%
Diluted	$0.19	$0.11	$0.08	73%	$0.37	$0.14	$0.23	164%
Stock repurchase plan activity	$105.5	$94.0	$11.5	12%	$235.4	$145.6	$89.8	62%

Operating cash flows					$275.5	$314.4	$(38.9)	(12)%
DSO	40	34	6	18%
Book-to-bill	>1	>1

					June 30, 2013	December 31, 2012	$ Change	% Change
Deferred revenue					$1,028.0	$923.4	$104.6	11%

•
Net Revenues: During the three and six months ended June 30, 2013, compared to the same periods in 2012, we experienced net revenue growth in the Americas, partially offset by a decline in APAC, as well as an increase in net revenues in the service provider market and improved demand in the enterprise market. The year-over-year increase in our net revenues during the three and six months ended June 30, 2013, was primarily due to an increase from the sales of our edge routing and switching products, partially offset by a decline in our high-end security products.

•
Gross Margin: Our gross margin as a percentage of net revenues increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to a substantial improvement in service gross margin, as well as cost reductions in the supply chain.

•
Operating Income: Our operating income increased as a percentage of net revenues during the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to the growth in net revenues and gross margin, as we continue to invest in our innovative portfolio, bring new products to market, and optimize our cost structure. For the six months ended June 30, 2013, the increase in operating income was partially offset by litigation charges of $10.3 million for commercial litigation which were recorded during the first quarter of 2013.

•
Operating Cash Flows: Operating cash flows decreased during the six months ended June 30, 2013, compared to the same period in 2012, primarily due to timing of payments to vendors, higher taxes paid, a decrease in accrued compensation, and an increase in accounts receivable, partially offset by an increase in net income and deferred revenue.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the second quarter of 2013 increased by 6 days, or 18% compared to the same period in 2012. The increase in DSO was primarily due to shipment linearity in the second quarter of 2012 as compared to the current period.

•
Book-to-bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was greater than one for the three months ended June 30, 2013 and June 30, 2012.

•
Stock Repurchase Plan Activity: Under our stock repurchase program, we repurchased approximately 6.4 million shares of our common stock in the open market at an average price of $16.45 per share for an aggregate purchase price of $105.5 million during the three months ended June 30, 2013, and 12.6 million shares of our common stock at an average price of $18.68 per share for an aggregate purchase price of $235.4 million during the six months ended June 30, 2013.

•
Deferred Revenue: Total deferred revenue increased by $104.6 million to $1,028.0 million as of June 30, 2013, compared to $923.4 million as of December 31, 2012, primarily due to an increase in deferred service revenue resulting from an increase in multi-year and annual agreement renewals, slightly offset by a decrease in deferred product revenue.

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

During the six months ended June 30, 2013, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Product	$863.8	$804.7	$59.1	7%	$1,645.6	$1,576.6	$69.0	4%
Percentage of net revenues	75.1%	74.9%			74.5%	74.9%
Service	286.9	269.1	17.8	7%	564.3	529.7	34.6	7%
Percentage of net revenues	24.9%	25.1%			25.5%	25.1%
Total net revenues	$1,150.7	$1,073.8	$76.9	7%	$2,209.9	$2,106.3	$103.6	5%

The increase in product revenues during the three and six months ended June 30, 2013, compared to the same periods in 2012, was primarily due to an increase in sales of our routing and switching products, specifically MX, PTX, EX, and QFabric, partially offset by a decrease in sales of security products.

The increase in service revenues during the three and six months ended June 30, 2013, compared to the same periods in 2012, was primarily driven by strong contract renewals from the installed base.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Service provider	$726.0	$681.0	$45.0	7%	$1,438.9	$1,366.6	$72.3	5%
Percentage of net revenues	63.1%	63.4%			65.1%	64.9%
Enterprise	424.7	392.8	31.9	8%	771.0	739.7	31.3	4%
Percentage of net revenues	36.9%	36.6%			34.9%	35.1%
Total net revenues	$1,150.7	$1,073.8	$76.9	7%	$2,209.9	$2,106.3	$103.6	5%

We sell our high-performance network products and service offerings from both our PSD and SSD segments to two primary markets: service provider and enterprise. Determination of which market a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market generally comprises businesses; federal, state, and local governments; and research and education institutions.

Net revenues from sales to the service provider market increased during the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to increased demand for routing and switching products and gains with content providers, large carriers, and cable providers in the Americas, partially offset by a decrease in sales with certain large carriers in Eastern Europe and Japan.

Net revenues generated from the enterprise market increased during the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to recognition of a large government contract in U.S. federal, and to a lesser extent, an increase in the enterprise market in EMEA.

No customer accounted for greater than 10% of the Company's net revenues during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, Verizon Communications, Inc. accounted for 10.5% and 11.3% of net revenues, respectively.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Americas:
United States	$610.2	$537.6	$72.6	14%	$1,157.2	$1,006.0	$151.2	15%
Other	64.9	49.7	15.2	31%	110.0	112.6	(2.6)	(2)%
Total Americas	675.1	587.3	87.8	15%	1,267.2	1,118.6	148.6	13%
Percentage of net revenues	58.7%	54.7%			57.3%	53.1%
EMEA	300.9	299.3	1.6	1%	591.5	606.4	(14.9)	(2)%
Percentage of net revenues	26.1%	27.9%			26.8%	28.8%
APAC	174.7	187.2	(12.5)	(7)%	351.2	381.3	(30.1)	(8)%
Percentage of net revenues	15.2%	17.4%			15.9%	18.1%
Total net revenues	$1,150.7	$1,073.8	$76.9	7%	$2,209.9	$2,106.3	$103.6	5%

Net revenues in the Americas increased during the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to an increase in both the service provider and enterprise market. The increase in service provider was primarily due to an increase in sales to content providers, cable providers, and large carriers in the United States. The increase in the enterprise market was primarily attributable to a large U.S. federal government contract and, to a lesser extent, improvement in other U.S. federal business and a broadening of enterprise customer spending.

Net revenues in EMEA increased for the three months ended June 30, 2013 and decreased during the six months ended June 30, 2013, compared to the same period in 2012. Both periods experienced a reduction in service provider revenue due to sales with a large carrier in Eastern Europe during the three and six months ended June 30, 2012 that did not recur during the same periods in 2013. Improved demand in the enterprise market offset the decline for the three months ended June 30, 2013, contributing to the increase in revenues for this period.

Net revenues in APAC decreased during the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to a decline in sales with certain large service providers in Japan and Australia, partially offset by growth in China.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Product gross margin	$542.5	$512.1	$30.4	6%	$1,046.1	$1,003.4	$42.7	4%
Percentage of product revenues	62.8%	63.6%			63.6%	63.6%
Service gross margin	178.0	155.8	22.2	14%	345.2	298.6	46.6	16%
Percentage of service revenues	62.0%	57.9%			61.2%	56.4%
Total gross margin	$720.5	$667.9	$52.6	8%	$1,391.3	$1,302.0	$89.3	7%
Percentage of net revenues	62.6%	62.2%			63.0%	61.8%

Product gross margin percentage decreased during the three months ended June 30, 2013, compared to the same period in 2012, primarily due to a large government contract in U.S. federal, in the current quarter with a lower than typical gross margin percentage. Product gross margin percentage was flat during the six months ended June 30, 2013, compared to the same period in 2012 as cost reductions in the supply chain offset the impact of the large government contract in U.S. federal recognized in the current quarter and incrementally higher discounts.

Service gross margin percentage increased during the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to cost reductions and greater efficiency in the delivery of services.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Research and development	$257.7	$268.7	$(11.0)	(4)%	$519.9	$538.3	$(18.4)	(3)%
Percentage of net revenues	22.5%	25.0%			23.5%	25.6%
Sales and marketing	266.2	259.5	6.7	3%	521.4	517.2	4.2	1%
Percentage of net revenues	23.1%	24.2%			23.6%	24.6%
General and administrative	48.8	48.8	—	—%	96.6	103.5	(6.9)	(7)%
Percentage of net revenues	4.2%	4.5%			4.4%	4.9%
Amortization of purchased intangible assets	1.2	1.2	—	—%	2.4	2.4	—	—%
Percentage of net revenues	0.1%	0.1%			0.1%	0.1%
Restructuring charges	8.0	3.2	4.8	150%	15.0	5.2	9.8	188%
Percentage of net revenues	0.7%	0.3%			0.7%	0.2%
Acquisition and litigation charges	0.1	(0.2)	0.3	(150)%	10.5	1.0	9.5	950%
Percentage of net revenues	—%	—%			0.5%	—%
Total operating expenses	$582.0	$581.2	$0.8	—%	$1,165.8	$1,167.6	$(1.8)	—%
Percentage of net revenues	50.6%	54.1%			52.8%	55.4%

Our operating expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, and we expect this trend to continue. Facility and information technology (“IT”) departmental costs are allocated to other departments based on usage and headcount.

Research and development expense decreased during the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to lower depreciation expense attributable to the extended useful lives of computers and equipment. The decline in expense during the six months ended June 30, 2013 compared to the same period in 2012 was further attributed to a reduction in expenditures for certain engineering projects and outside services, as well as a continued shift of headcount to a lower cost region resulting in lower personnel-related expenses.

Sales and marketing expense increased during the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to higher commissions during the second quarter of 2013, partially offset by a decrease in outside service expense.

General and administrative expense was flat during the three months ended June 30, 2013 and decreased during the six months ended June 30, 2013, compared to the same periods in 2012. The decrease during the six months ended June 30, 2013 was primarily due to lower share-based compensation expense.

Restructuring charges increased during the three and six months ended June 30, 2013, compared to the same periods in 2012, due to our 2012 Restructuring Plan. During the three and six months ended June 30, 2013, we recorded $8.0 million and $15.0 million, respectively, in charges for workforce reductions, facility consolidations or closures, and contract terminations related to our restructuring plans. In connection with our restructuring plans, we expect to record aggregate future charges of approximately $1.5 million through the remainder of 2013, consisting of approximately $1.0 million related to workforce reductions and $0.5 million related to contract terminations including facility closures.

Acquisition and litigation charges increased during the six months ended June 30, 2013, compared to the same period in 2012, primarily due to litigation charges of $10.3 million for commercial litigation during the first quarter of 2013.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenues - Product	$1.2	$1.1	$0.1	9%	$2.1	$2.1	$—	—%
Cost of revenues - Service	3.5	4.2	(0.7)	(17)%	8.1	9.5	(1.4)	(15)%
Research and development	33.0	28.5	4.5	16%	56.6	54.3	2.3	4%
Sales and marketing	18.1	21.0	(2.9)	(14)%	32.6	42.9	(10.3)	(24)%
General and administrative	5.7	7.0	(1.3)	(19)%	12.0	18.0	(6.0)	(33)%
Total	$61.5	$61.8	$(0.3)	—%	$111.4	$126.8	$(15.4)	(12)%

Share-based compensation expense decreased during the three and six months ended June 30, 2013, compared to the same period in 2012, primarily due to a decrease in actual shares vested and a decline in grant date fair values due to lower stock prices, partially offset by expense related to RSAs assumed in connection with our acquisition of Contrail Systems Inc. at the end of 2012.

Effect of Foreign Currency

For the three and six months ended June 30, 2013 and June 30, 2012, foreign currency fluctuations were not material.

Other (Expense) Income, Net and Income Tax Provision

The following table presents other (expense) income, net and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income	$1.7	$2.9	$(1.2)	(41)%	$3.8	$5.7	$(1.9)	(33)%
Interest expense	(14.9)	(13.5)	(1.4)	10%	(29.2)	(27.7)	(1.5)	5%
Other	0.6	13.4	(12.8)	(96)%	2.7	0.4	2.3	575%
Total other (expense) income, net	$(12.6)	$2.8	$(15.4)	(550)%	$(22.7)	$(21.6)	$(1.1)	5%
Percentage of net revenues	(1.1)%	0.3%			(1.0)%	(1.0)%

Income tax provision	$28.0	$31.8	$(3.8)	(12)%	$13.9	$38.8	$(24.9)	(64.2)%
Effective tax rate	22.2%	35.5%			6.9%	34.4%

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense from our long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. During the three months ended June 30, 2013, Other was primarily comprised of a gain on sale of certain investments partially offset by a loss on privately-held investments. During the six months ended June 30, 2013, Other was primarily comprised of a net gain of $1.3 million related to privately-held investments. During the three and six months ended June 30, 2012, Other was primarily comprised of a net gain of $14.8 million and $0.8 million, respectively, related to the Company's privately-held equity investments.
The effective tax rates for the three and six months ended June 30, 2013, reflect the Company's recognition of discrete tax benefits of approximately $20.3 million for a multi-year claim related to the U.S. production activities deduction. The six months ended June 30, 2013 also reflects a discrete tax benefit of $43.0 million related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.
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

For further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Segment Information

For a description of the products and services for each segment, see Note 13, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Report.

Platform Systems Division Segment
(in millions, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
PSD product revenues:
Routing	$557.9	$487.4	$70.5	14%	$1,046.0	$945.0	$101.0	11%
Switching	160.2	139.9	20.3	15%	291.7	263.4	28.3	11%
Total PSD product revenues	718.1	627.3	90.8	14%	1,337.7	1,208.4	129.3	11%
PSD service revenues	197.9	182.9	15.0	8%	387.5	367.5	20.0	5%
Total PSD revenues	$916.0	$810.2	$105.8	13%	$1,725.2	$1,575.9	$149.3	9%

PSD contribution margin (*)	$397.5	$315.7	$81.8	26%	$727.6	$592.0	$135.6	23%
Percentage of PSD revenues	43.4%	39.0%			42.2%	37.6%
_______________________________

(*)	A reconciliation of total segment operating income to income before taxes can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of this Report.

During the three and six months ended June 30, 2013, PSD product revenues increased, compared to the same periods in 2012, primarily due to good enterprise and service provider performance and growth in sales of our routing and switching products, specifically MX, PTX, EX, and QFabric.

During the three and six months ended June 30, 2013, PSD service revenues increased, compared to the same periods in 2012, primarily due to strong contract renewals of support services.

PSD contribution margin as a percent of PSD revenues increased during the three and six months ended June 30, 2013, compared to the same periods in 2012, due to a combination of revenue growth and lower operating expenses.

Software Solutions Division Segment
(in millions, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
SSD product revenues:
Security	$126.1	$157.9	$(31.8)	(20)%	$262.8	$326.1	$(63.3)	(19)%
Routing	19.6	19.5	0.1	1%	45.1	42.1	3.0	7%
Total SSD product revenues	145.7	177.4	(31.7)	(18)%	307.9	368.2	(60.3)	(16)%
SSD service revenues	89.0	86.2	2.8	3%	176.8	162.2	14.6	9%
Total SSD revenues	$234.7	$263.6	$(28.9)	(11)%	$484.7	$530.4	$(45.7)	(9)%

SSD contribution margin (*)	$96.8	$109.9	$(13.1)	(12)%	$198.8	$220.2	$(21.4)	(10)%
Percentage of SSD revenues	41.2%	41.7%			41.0%	41.5%
_______________________________

(*)	A reconciliation of total segment operating income to income before taxes can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Report.

During the three and six months ended June 30, 2013, SSD product revenues decreased, compared to the same periods in 2012, primarily due to a decline in sales of our high-end firewall products, offset by a slight increase in certain routing products. We are focused on stabilizing the security business in the second half of 2013 with a return to growth in future periods.

During the three and six months ended June 30, 2013, SSD service revenues increased, compared to the same periods in 2012, due to strong contract renewals of support services.

SSD contribution margin as a percentage of SSD revenues decreased during the three and six months ended June 30, 2013, compared to the same periods in 2012, due to lower revenue and a slight decrease in gross margin, partially offset by lower operating expenses.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities and the issuance of our common stock, and more recently, the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2013	December 31, 2012	$ Change	% Change
Working capital	$2,231.3	$2,178.7	$52.6	2%

Cash and cash equivalents	$2,249.9	$2,407.8	$(157.9)	(7)%
Short-term investments	542.9	441.5	101.4	23%
Long-term investments	1,026.4	988.1	38.3	4%
Total cash, cash equivalents, and investments	3,819.2	3,837.4	(18.2)	—%
Long-term debt	999.3	999.2	0.1	—%
Net cash, cash equivalents, and investments	$2,819.9	$2,838.2	$(18.3)	(1)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $52.6 million during the six months ended June 30, 2013, due to an increase in current assets, primarily short-term investments and accounts receivable, partially offset by a decrease in cash and cash equivalents.

Summary of Cash Flows

During the six months ended June 30, 2013, cash and cash equivalents decreased by $157.9 million primarily due to repurchases of common stock, capital expenditures, and payments related to incentive compensation.

Operating Activities

Net cash provided by operations for the six months ended June 30, 2013, was $275.5 million, compared to net cash provided by operations of $314.4 million for the same period in 2012. Net cash provided by operations decreased during the six months ended June 30, 2013, compared to the same period in 2012, primarily due to timing of payments to our vendors, higher taxes paid, a decrease in accrued compensation due to annual payments for incentive compensation, and an increase in accounts receivable due to the timing of collections, partially offset by an increase in net income and deferred revenue.

Investing Activities

For the six months ended June 30, 2013, net cash used in investing activities was $300.8 million, compared to $93.7 million for the six months ended June 30, 2012. The increase in net cash used in investing activities was primarily due to purchases of investments.

Financing Activities

Net cash used in financing activities was $132.6 million for the six months ended June 30, 2013, compared to $86.8 million for the same period in 2012. The increase in net cash used in financing activities was primarily due to purchases and retirement of our common stock partially offset by an increase in proceeds from employee stock option exercises as well as proceeds from customer financing arrangements in the second quarter of 2013.

Stock Repurchase Activities

In June 2012, our Board of Directors (the "Board") granted authority to the Company to repurchase up to $1.0 billion of our common stock under our stock repurchase program. As of June 30, 2013, there is $332.8 million of authorized funds remaining under our stock repurchase program.

During the three and six months ended June 30, 2013, we repurchased and retired approximately 6.4 million and 12.6 million shares of our common stock under our stock repurchase program at an average price of $16.45 and $18.68 per share for an aggregate purchase price of $105.5 million and $235.4 million, respectively.

Restructuring

As of June 30, 2013, our restructuring liability was $12.0 million of which $4.1 million related to severance and contract termination charges, which are expected to be substantially paid during the third quarter of fiscal 2013. The remaining $7.9 million related to facility closures are expected to be paid through March 2018.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	June 30, 2013	December 31, 2012
Deferred product revenue:
Undelivered product commitments and other product deferrals	$237.0	$256.9
Distributor inventory and other sell-through items	100.0	138.4
Deferred gross product revenue	337.0	395.3
Deferred cost of product revenue	(59.5)	(99.4)
Deferred product revenue, net	277.5	295.9
Deferred service revenue	750.5	627.5
Total	$1,028.0	$923.4

As of June 30, 2013, net deferred product revenue decreased by $18.4 million compared to December 31, 2012, due to releases of product revenue primarily relating to a large government contract in U.S. federal. As of June 30, 2013, the increase in deferred service revenue of $123.0 million compared to December 31, 2012, was driven by normal seasonality in addition to the execution of a few multi-year support agreements and annual agreement renewals.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 16, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of June 30, 2013, our principle commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations during the six months ended June 30, 2013 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, the Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of June 30, 2013, the Company has not made any payments under these arrangements. As of June 30, 2013 and December 31, 2012, we had $43.3 million and $12.6 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $32.2 million in financing guarantees is recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2013.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our stock repurchase program, our liquidity may be impacted. As of June 30, 2013, 60% of our cash, cash equivalents and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments (which include the proceeds from the issuance of our long-term debt), together with cash generated from operations as well as cash generated from the exercise of stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including:

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, the acquisitions of Global Crossing by Level 3 Communications and Qwest Communications by CenturyLink and Softbank's purchase of a controlling interest in Sprint Nextel) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other unforeseen consequences could harm our business, financial condition, and results of operations.

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

Competition is intense in the markets that we address. The PSD market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade, Extreme Networks, Hewlett Packard Company, and Huawei. In the SSD market, we face intense competition from the above companies as well as companies such as Check Point, Cisco, F5 Networks, Fortinet, and Palo Alto Networks. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. In this regard, in 2013, Oracle acquired Acme Packet, Inc., and Cisco acquired Meraki Networks, Inc. and announced its proposed acquisition of Sourcefire, Inc. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own products that compete with our products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, was acquired by Alcatel, a competitor of ours. As a result of the merger, Lucent became a competitor, their resale of our products declined, and we ultimately terminated our reseller agreement with Lucent. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, or fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

Some of our business processes depend upon our information technology ("IT") systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed later in this "Risk Factors" section, in 2012 and continuing through 2013 and into 2014, we expect to implement major changes to our enterprise resource planning ("ERP") system.

We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. For example, we have experienced instances where our contract manufacturers were not able to ship products in the time periods expected by us. If we are not able to ship our products or if product shipments are delayed, our ability to recognize revenue in a timely manner for those products would be affected and our financial results could be harmed.

Telecommunications companies and our other large customers generally require onerous terms and conditions in our contracts with them. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

Telecommunications service provider companies, which comprise a significant portion of our customer base, and other large companies, because of their size, generally have greater purchasing power than smaller entities and, accordingly, have requested and received more favorable terms from suppliers, which often translate into more onerous terms and conditions applicable to us. Recently, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

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

Regulation of industry and the telecommunications industry in particular could harm our operating results and future prospects.

The Company is subject to laws and regulations affecting the sale of its products in a number of areas. For example, some governments have regulations prohibiting government entities from purchasing security products that do not meet specified indigenous certification criteria, even though those criteria may be in conflict with accepted international standards. Other regulations that may negatively impact the Company's business include country of origin regulations, such as the U.S. Securities and Exchange Commission's conflict minerals rule. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

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

Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider and enterprise markets, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. On July 24, 2013, our Chief Executive Officer, Kevin Johnson, announced that he will retire once a successor is named, and our board of directors has formed a search committee to identify his successor. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel, particularly a successor CEO, engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. In addition, in late 2012, we confirmed that we were reducing the number of our contract manufacturers. As a result, we have been transitioning the work of one manufacturer to two of our other existing manufacturers during 2013. If we do not manage that transition effectively, we could experience delays or quality issues. Each of these factors could adversely affect our business, financial condition and results of operations.

Upgrades to key internal systems and processes, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We previously initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource ERP system. In the first quarter of 2010, we implemented a major upgrade of our CRM system. In 2012 and continuing through 2013 and into 2014, we expect to implement major changes to our ERP system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

We are required to test annually and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill associated with acquisitions, to determine if impairment has occurred. As of June 30, 2013, our goodwill was $4,057.7 million and our intangible assets were $123.6 million. If goodwill or intangible assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period, or if the portions of our business related to companies we have acquired fail to grow at expected rates or decline. In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our Condensed Consolidated Balance Sheets, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, a decrease in forecasted future cash flows. In the third quarter of 2012, our impairment evaluation resulted in a reduction of $5.4 million to the carrying value of certain purchased intangibles on our Condensed Consolidated Balance Sheets, primarily due to the decline in discounted cash flow projections. In recent years, economic weakness contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Future declines in our stock price, as well as declines in our level of revenues or gross margins, increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets. However, any such impairment would have an adverse effect on our results of operations.

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

As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection,

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries, and

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

As of June 30, 2013, we had $2,249.9 million in cash and cash equivalents and $1,569.3 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificate of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended June 30, 2013 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2013 (3)	—	$17.10	—	$438.3
May 1 - May 31, 2013	5.0	$16.16	5.0	$358.3
June 1 - June 30, 2013	1.5	$17.44	1.4	$332.8
Total	6.5	$16.46	6.4
________________________________

(1)
Amounts include repurchases under our stock repurchase program and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards. The amount of shares of common stock repurchased from our employees in connection with net issuances was not significant during the three months ended June 30, 2013.

(2)
Shares were repurchased under our stock repurchase program approved by the Board, which authorized us to purchase an aggregate of up to $1.0 billion of our common stock. Future share repurchases under this program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time. As of June 30, 2013, our stock repurchase program had $332.8 million remaining authorized funds available for future stock repurchases.

(3)	The month ended April 30, 2013 includes an immaterial number of shares purchased from our employees in connection with net issuances.

Item 6. Exhibits

Exhibit Number	Description of Document
12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

August 8, 2013	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President, Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

August 8, 2013	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.