Form 10-Q
period 2013-09-30
JUNIPER NETWORKS INC
filed 2013-11-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 505,004,236 shares of the Company's Common Stock, par value $0.00001, outstanding as of November 1, 2013.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
Product	$900.8	$838.2	$2,546.4	$2,414.8
Service	284.8	280.1	849.1	809.8
Total net revenues	1,185.6	1,118.3	3,395.5	3,224.6
Cost of revenues:
Product	325.5	334.7	925.0	907.9
Service	113.6	109.8	332.7	340.9
Total cost of revenues	439.1	444.5	1,257.7	1,248.8
Gross margin	746.5	673.8	2,137.8	1,975.8
Operating expenses:
Research and development	264.6	288.2	784.5	826.5
Sales and marketing	268.7	261.0	790.1	778.2
General and administrative	61.1	49.4	157.7	152.9
Amortization of purchased intangible assets	1.1	1.1	3.5	3.5
Restructuring and other charges	6.0	31.0	21.0	36.2
Acquisition and litigation charges	—	0.3	10.5	1.3
Total operating expenses	601.5	631.0	1,767.3	1,798.6
Operating income	145.0	42.8	370.5	177.2
Other expense, net	(7.5)	(4.0)	(30.2)	(25.6)
Income before income taxes	137.5	38.8	340.3	151.6
Income tax provision	38.4	22.0	52.3	60.8
Net income	$99.1	$16.8	$288.0	$90.8

Net income per share:
Basic	$0.20	$0.03	$0.57	$0.17
Diluted	$0.19	$0.03	$0.56	$0.17
Shares used in computing net income per share:
Basic	501.5	521.2	503.0	525.4
Diluted	508.6	524.5	510.7	530.3

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$99.1	$16.8	$288.0	$90.8
Other comprehensive income, net of tax:
Available-for-sale securities:
Change in unrealized gains on available- for-sale securities	65.2	2.0	70.8	4.1
Reclassification adjustment for realized net gains on available-for-sale securities included in net income	(0.3)	(0.3)	(0.8)	(0.8)
Net change in unrealized gains on available-for-sale securities	64.9	1.7	70.0	3.3
Cash flow hedges:
Change in unrealized gains (losses) on cash flow hedges	0.7	4.3	(1.8)	6.9
Reclassification adjustment for realized net losses (gains) on cash flow hedges included in net income	0.6	2.4	(0.9)	7.4
Net change in unrealized gains (losses) on cash flow hedges	1.3	6.7	(2.7)	14.3
Change in foreign currency translation adjustments	4.1	5.2	(5.4)	5.3
Other comprehensive income, net of tax	70.3	13.6	61.9	22.9
Comprehensive income	$169.4	$30.4	$349.9	$113.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,271.5	$2,407.8
Short-term investments	573.7	441.5
Accounts receivable, net of allowances	549.3	438.4
Deferred tax assets, net	129.4	172.6
Prepaid expenses and other current assets	156.5	140.4
Total current assets	3,680.4	3,600.7
Property and equipment, net	868.2	811.9
Long-term investments	1,188.6	988.1
Restricted cash and investments	92.5	106.4
Purchased intangible assets, net	115.9	128.9
Goodwill	4,057.7	4,057.8
Other long-term assets	194.4	138.3
Total assets	$10,197.7	$9,832.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205.6	$209.3
Accrued compensation	191.6	279.3
Accrued warranty	28.6	29.7
Deferred revenue	731.9	693.5
Other accrued liabilities	242.9	210.2
Total current liabilities	1,400.6	1,422.0
Long-term debt	999.3	999.2
Long-term deferred revenue	289.3	229.9
Long-term income taxes payable	117.5	112.4
Other long-term liabilities	79.3	69.1
Total liabilities	2,886.0	2,832.6
Commitments and contingencies
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 504.6 shares and 508.4 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	9,953.9	9,905.7
Accumulated other comprehensive income	66.6	4.7
Accumulated deficit	(2,708.8)	(2,911.4)
Total Juniper Networks stockholders' equity	7,311.7	6,999.0
Noncontrolling interest	—	0.5
Total stockholders' equity	7,311.7	6,999.5
Total liabilities and stockholders' equity	$10,197.7	$9,832.1

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$288.0	$90.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	180.7	186.0
Depreciation and amortization	135.1	137.9
Restructuring and other charges	28.6	88.6
Deferred income taxes	40.4	(75.1)
Gain on investments, net	(7.8)	(7.8)
Excess tax benefits from share-based compensation	(1.5)	(7.2)
Other non-cash charges	1.3	0.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(111.0)	180.4
Prepaid expenses and other assets	(67.0)	(54.0)
Accounts payable	(1.1)	(114.0)
Accrued compensation	(88.6)	5.6
Income taxes payable	(26.1)	64.7
Other accrued liabilities	(16.8)	(24.8)
Deferred revenue	97.7	15.9
Net cash provided by operating activities	451.9	487.6
Cash flows from investing activities:
Purchases of property and equipment	(183.0)	(256.8)
Purchases of trading investments	(3.1)	(3.8)
Purchases of available-for-sale investments	(1,351.6)	(1,009.1)
Proceeds from sales of available-for-sale investments	860.4	625.2
Proceeds from maturities of available-for-sale investments	287.6	431.7
Payments for business acquisitions, net of cash and cash equivalents acquired	(10.0)	(90.5)
Proceeds from sales of privately-held investments	8.4	32.7
Purchases of privately-held investments	(20.4)	(11.1)
Purchase of licensed software	(10.0)	(65.3)
Changes in restricted cash	—	(20.8)
Net cash used in investing activities	(421.7)	(367.8)
Cash flows from financing activities:
Proceeds from issuance of common stock	123.7	88.2
Purchases and retirement of common stock	(332.1)	(400.1)
Payment for capital lease obligation	(1.4)	(1.4)
Customer financing arrangements	41.8	(16.2)
Excess tax benefits from share-based compensation	1.5	7.2
Net cash used in financing activities	(166.5)	(322.3)
Net decrease in cash and cash equivalents	(136.3)	(202.5)
Cash and cash equivalents at beginning of period	2,407.8	2,910.4
Cash and cash equivalents at end of period	$2,271.5	$2,707.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the "Company" or "Juniper") have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2012, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been reclassified to conform to the current year presentation.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

In the third quarter of 2013, the Company realigned certain products from its Platform Systems Division ("PSD") segment to its Software Solutions Division ("SSD") segment related to its acquisition of Contrail Systems Inc. ("Contrail"). In addition, in the first quarter of 2013, the Company consolidated operational oversight and management of all security products within the SSD segment. As a result of this product realignment, security products previously reported in the PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. The Company reclassified the segment data for the prior periods to conform to the current period's presentation. These changes did not impact previously reported consolidated net revenues, operating income, net income, and net income per share. See Note 13, Segments, for further discussion of the Company's product realignment.

The Company previously owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and dissolve the joint venture and NSN subsequently assumed the activities of the joint venture. The Company terminated the joint venture in 2013 and the termination did not have a material effect on the Company's financial position or results of operations.

Note 2. Summary of Significant Accounting Policies

Effective April 1, 2013, the Company extended the useful lives of certain computers and equipment resulting from its actual historical usage, which demonstrated longer useful lives, as well as the planned use of these assets. The change was accounted for as a change in estimate and applied prospectively. For the three and nine months ended September 30, 2013, this change in accounting estimate decreased depreciation expense by approximately $9.4 million and $20.4 million or $0.01 and $0.03 per diluted share, respectively.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11") to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company intends to adopt this standard prospectively in the first quarter of 2014 and the adoption will not result in a change to the tax provision. The Company does not expect a significant impact to its presentation of long-term taxes payable or its deferred tax assets.

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

Note 3. Business Combinations

During the nine months ended September 30, 2013, the Company completed a business combination for approximately $10.0 million in cash consideration, of which $0.1 million was allocated to net tangible assets acquired and $9.9 million to intangible assets. The Company's consolidated financial statements include the operating results of this business combination from the date of acquisition, and the inclusion of those results were not material to the Company's consolidated balance sheets and results of operations.

There were no acquisition-related costs recognized during the three months ended September 30, 2013 and $0.3 million recognized during the three months ended September 30, 2012. The Company recognized $0.2 million and $1.3 million of acquisition-related costs during the nine months ended September 30, 2013 and September 30, 2012, respectively. These acquisition-related costs were expensed in the period incurred and reported as a component of acquisition and litigation charges in the Company's Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of September 30, 2013 and December 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2013
Cash equivalents:
Certificates of deposit	$0.1	$—	$—	$0.1
Government-sponsored enterprise obligations	8.6	—	—	8.6
Money market funds	956.0	—	—	956.0
U.S. government securities	85.0	—	—	85.0
Total cash equivalents	1,049.7	—	—	1,049.7
Restricted investments:
Money market funds	88.1	—	—	88.1
Mutual funds	2.4	0.1	—	2.5
Total restricted investments	90.5	0.1	—	90.6
Fixed income securities:
Asset-backed securities	253.8	0.1	(0.2)	253.7
Certificates of deposit	24.8	—	—	24.8
Commercial paper	11.5	—	—	11.5
Corporate debt securities	768.2	1.5	(0.6)	769.1
Foreign government debt securities	15.8	—	—	15.8
Government-sponsored enterprise obligations	315.1	0.2	(0.2)	315.1
U.S. government securities	230.4	0.1	—	230.5
Total fixed income securities	1,619.6	1.9	(1.0)	1,620.5
Publicly-traded equity securities	15.2	111.5	—	126.7
Total available-for-sale securities	2,775.0	113.5	(1.0)	2,887.5
Trading securities in mutual funds(*)	15.1	—	—	15.1
Total	$2,790.1	$113.5	$(1.0)	$2,902.6

Reported as:
Cash equivalents	$1,049.7	$—	$—	$1,049.7
Restricted investments	90.5	0.1	—	90.6
Short-term investments	461.7	112.0	—	573.7
Long-term investments	1,188.2	1.4	(1.0)	1,188.6
Total	$2,790.1	$113.5	$(1.0)	$2,902.6
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Cash equivalents:
Certificates of deposit	$0.6	$—	$—	$0.6
Commercial paper	10.8	—	—	10.8
Government-sponsored enterprise obligations	6.1	—	—	6.1
Money market funds	1,042.6	—	—	1,042.6
U.S. government securities	165.8	—	—	165.8
Total cash equivalents	1,225.9	—	—	1,225.9
Restricted investments:
Money market funds	102.6	—	—	102.6
Mutual funds	2.9	0.1	—	3.0
Total restricted investments	105.5	0.1	—	105.6
Fixed income securities:
Asset-backed securities	226.2	0.3	(0.1)	226.4
Certificates of deposit	41.9	—	—	41.9
Commercial paper	11.6	—	—	11.6
Corporate debt securities	533.4	2.3	(0.1)	535.6
Foreign government debt securities	5.0	—	—	5.0
Government-sponsored enterprise obligations	264.6	0.3	—	264.9
U.S. government securities	328.6	0.1	—	328.7
Total fixed income securities	1,411.3	3.0	(0.2)	1,414.1
Publicly-traded equity securities	3.0	—	(0.1)	2.9
Total available-for-sale securities	2,745.7	3.1	(0.3)	2,748.5
Trading securities in mutual funds(*)	12.6	—	—	12.6
Total	$2,758.3	$3.1	$(0.3)	$2,761.1

Reported as:
Cash equivalents	$1,225.9	$—	$—	$1,225.9
Restricted investments	105.5	0.1	—	105.6
Short-term investments	441.3	0.3	(0.1)	441.5
Long-term investments	985.6	2.7	(0.2)	988.1
Total	$2,758.3	$3.1	$(0.3)	$2,761.1

________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the maturities of the Company's total fixed income securities as of September 30, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$431.4	$0.5	$—	$431.9
Due between one and five years	1,188.2	1.4	(1.0)	1,188.6
Total	$1,619.6	$1.9	$(1.0)	$1,620.5

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company had 230 and 98 investments in an unrealized loss position as of September 30, 2013 and December 31, 2012, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For the available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2013 the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2013 and September 30, 2012.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three and nine months ended September 30, 2013 and September 30, 2012, the Company did not recognize other-than-temporary impairments associated with these investments.

There were no material gross realized gains or losses from available-for-sale and trading securities during the three and nine months ended September 30, 2013 and September 30, 2012. Realized gains and losses are determined based on the specific identification method.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of September 30, 2013 and December 31, 2012 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2013
Fixed income securities:
Asset-backed securities	$172.6	$(0.2)	$—	$—	$172.6	$(0.2)
Corporate debt securities	286.6	(0.6)	—	—	286.6	(0.6)
Foreign government debt securities (*)	15.0	—	—	—	15.0	—
Government-sponsored enterprise obligations	158.3	(0.2)	—	—	158.3	(0.2)
U.S. government securities (*)	46.0	—	—	—	46.0	—
Total fixed income securities	$678.5	$(1.0)	$—	$—	$678.5	$(1.0)
________________________________

(*)	Balances for less than twelve months include investments that were in an immaterial loss position as of September 30, 2013.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2012
Fixed income securities:
Asset-backed securities(*)	$55.1	$(0.1)	$0.1	$—	$55.2	$(0.1)
Certificates of deposit	0.3	—	—	—	0.3	—
Commercial paper	10.0	—	—	—	10.0	—
Corporate debt securities	116.0	(0.1)	—	—	116.0	(0.1)
Government-sponsored enterprise obligations	30.0	—	—	—	30.0	—
U.S. government securities	68.2	—	—	—	68.2	—
Total fixed income securities	279.6	(0.2)	0.1	—	279.7	(0.2)
Publicly-traded equity securities	2.9	(0.1)	—	—	2.9	(0.1)
Total available-for sale securities	$282.5	$(0.3)	$0.1	$—	$282.6	$(0.3)
 ________________________________
(*) Balance greater than 12 months includes investments that were in an immaterial unrealized loss position as of December 31, 2012.

Restricted Cash and Investments

The Company classifies cash and investments designated as available-for-sale securities as restricted cash and investments on its Condensed Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed between 2005 and 2013; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust.

The following table summarizes the Company's cash and investments that are classified as restricted cash and investments in the Condensed Consolidated Balance Sheets (in millions):

	As of
	September 30, 2013	December 31, 2012
Restricted cash	$1.9	$0.8
Restricted investments	90.6	105.6
Total restricted cash and investments	$92.5	$106.4

Privately-Held Investments

As of September 30, 2013 and December 31, 2012, the carrying values of the Company’s privately-held investments of $36.5 million and $32.0 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. During the third quarter of 2013, certain privately-held investments with carrying values of $7.6 million became public and were reclassified to short-term investments with restrictions of less than one year and resulted in unrealized gains of $100.0 million and recorded as a component of accumulated comprehensive income in the Condensed Consolidated Balance Sheets.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

The Company determined that certain privately-held investments were other-than-temporarily impaired, resulting in impairment charges of $2.1 million and $2.5 million for the three and nine months ended September 30, 2013, respectively, and $6.0 million and $20.0 million for the three and nine months ended September 30, 2012, respectively, that were recorded within other expense, net, in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 30, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$253.7	$—	$253.7
Certificates of deposit	—	24.9	—	24.9
Commercial paper	—	11.5	—	11.5
Corporate debt securities	—	769.1	—	769.1
Foreign government debt securities	—	15.8	—	15.8
Government-sponsored enterprise obligations	—	323.7	—	323.7
Money market funds (1)	1,044.1	—	—	1,044.1
Mutual funds (2)	2.5	—	—	2.5
Publicly-traded equity securities	126.7	—	—	126.7
U.S. government securities	182.2	133.3	—	315.5
Total available-for-sale securities	1,355.5	1,532.0	—	2,887.5
Trading securities in mutual funds (3)	15.1	—	—	15.1
Derivative assets:
Foreign exchange contracts	—	2.8	—	2.8
Total assets measured at fair value	$1,370.6	$1,534.8	$—	$2,905.4
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(3.4)	$—	$(3.4)
Total liabilities measured at fair value	$—	$(3.4)	$—	$(3.4)

Total assets measured at fair value, reported as:
Cash equivalents	$961.0	$88.7	$—	$1,049.7
Restricted investments	90.6	—	—	90.6
Short-term investments	259.1	314.6	—	573.7
Long-term investments	59.9	1,128.7	—	1,188.6
Prepaid expenses and other current assets	—	2.8	—	2.8
Total assets measured at fair value	$1,370.6	$1,534.8	$—	$2,905.4

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(3.4)	$—	$(3.4)
Total liabilities measured at fair value	$—	$(3.4)	$—	$(3.4)
________________________________

(1)	Balance includes $88.1 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition-related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$226.4	$—	$226.4
Certificates of deposit	—	42.5	—	42.5
Commercial paper	—	22.4	—	22.4
Corporate debt securities	—	535.6	—	535.6
Foreign government debt securities	—	5.0	—	5.0
Government-sponsored enterprise obligations	254.9	16.1	—	271.0
Money market funds (1)	1,145.2	—	—	1,145.2
Mutual funds (2)	1.0	2.0	—	3.0
Publicly-traded equity securities	2.9	—	—	2.9
U.S. government securities	275.9	218.6	—	494.5
Total available-for-sale securities	1,679.9	1,068.6	—	2,748.5
Trading securities in mutual funds (3)	12.6	—	—	12.6
Derivative assets:
Foreign exchange contracts	—	3.5	—	3.5
Total assets measured at fair value	$1,692.5	$1,072.1	$—	$2,764.6
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$0.1	$—	$0.1
Total liabilities measured at fair value	$—	$0.1	$—	$0.1

Total assets measured at fair value, reported as:
Cash equivalents	$1,048.7	$177.2	$—	$1,225.9
Restricted investments	103.6	2.0	—	105.6
Short-term investments	224.4	217.1	—	441.5
Long-term investments	315.8	672.3	—	988.1
Prepaid expenses and other current assets	—	3.5	—	3.5
Total assets measured at fair value	$1,692.5	$1,072.1	$—	$2,764.6

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$0.1	$—	$0.1
Total liabilities measured at fair value	$—	$0.1	$—	$0.1
________________________________

(1)	Balance includes $102.6 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition-related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstance resulted in the transfer. During the three and nine months ended September 30, 2013, the Company transferred approximately $287.4 million of government agency bonds within government-sponsored enterprise obligations from Level 1 to Level 2 primarily due to the use of additional valuation inputs more appropriately classified as Level 2 inputs. During the three and nine months ended September 30, 2013, the Company had no transfers to Level 3. During the three and nine months ended September 30, 2012, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Privately-held investments, which are normally carried at cost, are measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of investments. The Company estimated the fair value of its privately-held investments using an analysis of the financial condition and near term prospects of the investee, including recent financing activities and their capital structure. During the three and nine months ended September 30, 2013, privately-held investments with a carrying value of $4.3 million and $4.7 million, respectively, were measured at fair value, resulting in an impairment charge of $2.1 million and $2.5 million, respectively. As of September 30, 2013, these investments were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. As of December 31, 2012, the Company had no assets measured at fair value on a nonrecurring basis.

As of September 30, 2013 and December 31, 2012, the Company had no liabilities measured at fair value on a nonrecurring basis.

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

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	September 30, 2013	December 31, 2012
Cash flow hedges	$127.2	$85.8
Non-designated derivatives	153.5	112.8
Total	$280.7	$198.6

Cash Flow Hedges

The Company can use foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other expense, net, in its Condensed Consolidated Statements of Operations. Cash flows from such hedges are

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

As of September 30, 2013 and December 31, 2012, the total fair value of the Company’s derivative assets recorded in other current assets on the Condensed Consolidated Balance Sheets was $2.8 million and $3.5 million, respectively. As of September 30, 2013 and December 31, 2012, the total fair value of the Company’s derivative liabilities recorded in other accrued liabilities on the Condensed Consolidated Balance Sheets was $3.4 million and $0.1 million, respectively.

During the three and nine months ended September 30, 2013, the Company recognized a loss of $0.4 million and $4.2 million, respectively, in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $1.4 million and a gain of $0.6 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2012, the Company recognized a gain of $5.7 million and $6.5 million, respectively, in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $3.2 million and $8.7 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and nine months ended September 30, 2013 and September 30, 2012.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other expense, net, in the Condensed Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities within two months.

During the three and nine months ended September 30, 2013, the Company recognized a net gain of $0.9 million and $1.0 million, respectively, on non-designated derivative instruments within other expense, net in its Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2012, the Company recognized a net gain of $0.3 million and $0.5 million, respectively, within other expense, net, in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of September 30, 2013 and December 31, 2012, the potential effect of rights of setoff associated with derivative instruments would be an offset to both assets and liabilities of $1.1 million and $0.1 million, respectively. The resulting net derivative assets and derivative liabilities of the potential offset impact are $1.7 million and $2.3 million as of September 30, 2013, respectively. The resulting net derivative assets are $3.4 million and not material for derivative liabilities as of December 31, 2012. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity allocated to the Company's reportable segments during the nine months ended September 30, 2013 (in millions):

	PSD	SSD	Total
Balance as of December 31, 2012	$1,866.3	$2,191.5	$4,057.8
Reclassifications	(249.6)	249.6	—
Foreign currency translation adjustment	(0.1)	—	(0.1)
Balance as of September 30, 2013	$1,616.6	$2,441.1	$4,057.7

During the third quarter of 2013, the Company realigned certain products from its PSD segment to its SSD segment resulting in a reclassification of goodwill of $70.6 million related to its acquisition of Contrail. In addition, goodwill of $179.0 million associated with security products previously reported under PSD was reclassified to SSD in connection with the Company's product realignment of all security products during the first quarter of 2013. See Note 13, Segments, for further discussion of the Company's product realignments. Goodwill was reclassified based on the relative fair value allocation of the reporting units affected. There were no impairments to goodwill during the three and nine months ended September 30, 2013 and September 30, 2012.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of September 30, 2013
Intangible assets with finite lives:
Technologies and patents	$581.4	$(445.2)	$(30.5)	$105.7
Customer contracts, support agreements, and related relationships	74.3	(61.9)	(2.2)	10.2
Other	18.8	(18.8)	—	—
Total purchased intangible assets	$674.5	$(525.9)	$(32.7)	$115.9

As of December 31, 2012
Intangible assets with finite lives:
Technologies and patents	$554.1	$(425.0)	$(30.5)	$98.6
Customer contracts, support agreements, and related relationships	74.3	(59.2)	(2.2)	12.9
Other	18.8	(18.8)	—	—
Total intangible assets with finite lives	647.2	(503.0)	(32.7)	111.5
IPR&D with indefinite lives	17.4	—	—	17.4
Total purchased intangible assets	$664.6	$(503.0)	$(32.7)	$128.9

The purchased intangible assets balance as of September 30, 2013, includes intangible assets acquired through the acquisition completed during the first quarter of 2013. Refer to Note 3, Business Combinations, for further details.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the third quarter of 2013, $17.4 million of acquired IPR&D accounted for as indefinite lived assets reached technological feasibility and were reclassified as amortizable finite-lived assets. Amortization of purchased intangible assets included in cost of product revenues and operating expenses totaled $7.6 million and $9.0 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and $22.8 million and $25.1 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

In connection with the 2012 Restructuring Plan discussed in Note 9, Restructuring and Other Charges, the Company assessed the value and remaining useful life of certain intangible assets and determined intangible assets of $5.4 million were impaired and such assets were written-down to their fair value of zero during the three and nine months ended September 30, 2012. These assets were measured at fair value primarily using discounted cash flow projections. Additionally, other intangible assets of $10.7 million were no longer utilized. As a result, the Company recorded $16.1 million in charges related to these items during the three and nine months ended September 30, 2012, which were included in cost of revenues in the Condensed Consolidated Statements of Operations. There were no impairment charges to purchased intangible assets during the three and nine months ended September 30, 2013.

As of September 30, 2013, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2013	$9.1
2014	36.2
2015	32.6
2016	18.5
2017	10.5
Thereafter	9.0
Total	$115.9

Note 8. Other Financial Information

Inventories, Net

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories, net, are reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and consisted of the following (in millions):

	As of
	September 30, 2013	December 31, 2012
Inventories, net:
Production materials	$54.4	$54.6
Finished goods	0.8	4.1
Total inventories, net	$55.2	$58.7

In connection with the 2012 Restructuring Plan discussed in Note 9, Restructuring and Other Charges, the Company recorded a $36.3 million charge during the three and nine months ended September 30, 2012, to cost of revenues for component inventory held in excess of forecasted demand.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warranties
The Company accrues for warranty costs as part of its cost of revenues based on associated material costs, labor costs for customer support, and overhead at the time revenue is recognized. This provision is reported as accrued warranty within current liabilities on the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the nine months ended September 30, 2013 were as follows (in millions):

Balance as of December 31, 2012	$29.7
Provisions made during the period, net	20.9
Adjustments related to pre-existing warranties	(0.7)
Actual costs incurred during the period	(21.3)
Balance as of September 30, 2013	$28.6

Deferred Revenue

Details of the Company's deferred revenue, as reported on the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2013	December 31, 2012
Deferred product revenue:
Undelivered product commitments and other product deferrals	$212.2	$256.9
Distributor inventory and other sell-through items	133.9	138.4
Deferred gross product revenue	346.1	395.3
Deferred cost of product revenue	(66.3)	(99.4)
Deferred product revenue, net	279.8	295.9
Deferred service revenue	741.4	627.5
Total	$1,021.2	$923.4
Reported as:
Current	$731.9	$693.5
Long-term	289.3	229.9
Total	$1,021.2	$923.4

Deferred product revenue represents unrecognized revenue related to shipments to distributors that have not sold through to end-users, undelivered product commitments, and other shipments that have not met all revenue recognition criteria. Deferred product revenue is recorded net of the related costs of product revenue. Deferred service revenue represents billable amounts for service contracts, which include technical support, hardware and software maintenance, professional services, and training, for which services have not been rendered.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Expense, Net

Other expense, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$2.3	$2.6	$6.1	$8.3
Interest expense	(14.2)	(12.8)	(43.4)	(40.6)
Other	4.4	6.2	7.1	6.7
Other expense, net	$(7.5)	$(4.0)	$(30.2)	$(25.6)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense from long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. During the three and nine months ended September 30, 2013, the Company recognized a net gain in Other of $3.6 million and $4.9 million, respectively, related to the Company's privately-held investments. During the three and nine months ended September 30, 2012, Other was primarily comprised of a net gain of $5.8 million and $6.6 million, respectively, related to the Company's privately-held investments.

Note 9. Restructuring and Other Charges

Restructuring charges are based on the Company's restructuring plans that were committed to by management. These restructuring charges are recorded within cost of revenues or restructuring and other charges in the Condensed Consolidated Statements of Operations, as applicable. Any changes in the estimates of executing the approved plans are reflected in the Company's results of operations. Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

During the third quarter of 2013, the Company initiated a restructuring plan (the "2013 Restructuring Plan") to continue to improve its cost structure and rationalize its product portfolio and rebalance its investments. The 2013 Restructuring Plan consists of workforce reductions, contract terminations, and project cancellations. The Company recorded $4.5 million in severance costs and $6.6 million of contract termination and project cancellation charges related to the 2013 Restructuring Plan during the three months ended September 30, 2013. The Company expects to incur charges related to this plan through the first half of 2014.

During 2012, the Company initiated a restructuring plan (the "2012 Restructuring Plan") to bring its cost structure more in line with its long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations and closures, and supply chain and procurement efficiencies. During the three and nine months ended September 30, 2013, the Company continued to implement restructuring activities under the 2012 Restructuring Plan and recorded $1.0 million and $17.6 million, respectively, in charges for severance costs, facility consolidations and closures, and contract terminations. The Company recorded $29.1 million in severance costs and $0.4 million of other charges related to the 2012 Restructuring Plan during the three and nine months ended September 30, 2012. In connection with these restructuring activities, the Company also recorded certain inventory and intangible asset impairment charges totaling $52.4 million to cost of revenues during the third quarter of 2012. Under the 2012 Restructuring Plan, total costs incurred through September 30, 2013 were $111.0 million, of which $56.9 million was recorded within cost of revenues and $54.1 million was recorded within restructuring and other charges in the Condensed Consolidated Statements of Operations. The restructuring activities related to this plan are substantially complete.

During 2011, the Company implemented a restructuring plan (the "2011 Restructuring Plan") in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions, facility closures and to a lesser extent, contract terminations. The Company recorded the majority of the restructuring charges associated with the 2011 Restructuring Plan during the years ended 2012 and 2011 and recorded a severance-related reversal of $0.1 million during the nine months ended September 30, 2013. As of September 30, 2013, the remaining restructuring liability under this plan relates to facility charges, which are expected to be completed by March 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents restructuring and other charges included in cost of revenues and restructuring and other charges in the Condensed Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance	$3.8	$29.1	$9.0	$33.4
Facilities	(0.8)	1.5	9.5	3.2
Contract terminations and other	9.1	52.8	10.1	52.0
Total	$12.1	$83.4	$28.6	$88.6

Reported as:
Cost of revenues	$6.1	$52.4	$7.6	$52.4
Restructuring and other charges	6.0	31.0	21.0	36.2
Total	$12.1	$83.4	$28.6	$88.6

The following table provides a summary of changes in the restructuring liability related to the Company's plans during the nine months ended September 30, 2013 (in millions):

	December 31, 2012	Charges	Cash Payments	Non-cash Settlements and Other	September 30, 2013
Severance	$10.6	$9.0	$(14.8)	$(0.1)	$4.7
Facilities	5.2	9.5	(4.4)	(4.1)	6.2
Contract terminations and other	2.4	10.1	(5.5)	(0.6)	6.4
Total	$18.2	$28.6	$(24.7)	$(4.8)	$17.3

In connection with the restructuring plans discussed above, the Company expects to record aggregate future charges of approximately $11.0 million related to workforce reductions and contract terminations through the first half of 2014.

Note 10. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of September 30, 2013
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016 ("2016 Notes")	$300.0	3.12%
4.60% fixed-rate notes, due 2021 ("2021 Notes")	300.0	4.63%
5.95% fixed-rate notes, due 2041 ("2041 Notes")	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(0.7)
Total	$999.3

The effective interest rates for the 2016 Notes, 2021 Notes, and 2041 Notes (collectively the “Notes”) include the interest on the Notes, accretion of the discount, and amortization of issuance costs. As of September 30, 2013 and December 31, 2012, the estimated fair value of the Notes included in long-term debt in the Condensed Consolidated Balance Sheets was approximately $1,022.3 million and $1,090.7 million, respectively, based on quoted market prices (Level 1). As of September 30, 2013, the Company was in compliance with all of its debt covenants.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Customer Financing Arrangements

The Company provides distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers. The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $241.4 million and $198.8 million during the three months ended September 30, 2013 and September 30, 2012, respectively, and $607.1 million and $482.0 million during the nine months ended September 30, 2013 and September 30, 2012, respectively.

The Company received cash proceeds from the financing provider of $210.8 million and $156.7 million during the three months ended September 30, 2013 and September 30, 2012, respectively, and $579.2 million and $482.5 million during the nine months ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, the amounts owed by the financing provider were $165.8 million and $147.6 million, respectively, and such amounts were recorded in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.

In addition, the Company provided guarantees for third-party financing arrangements extended to end-user customers, which have terms up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of September 30, 2013, the Company has not made any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $32.2 million as of September 30, 2013.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, the estimated cash received from the financing provider not recognized as revenue was $72.5 million and $30.7 million, respectively.

Note 11. Equity

Stock Repurchase Activities

In July 2013, the Company's Board of Directors (the "Board") approved a stock repurchase program that authorized the Company to repurchase up to $1.0 billion of its common stock from time to time at management's discretion. The authorization was in addition to the $1.0 billion stock repurchase program approved by the Board and announced in June 2012. As of September 30, 2013, there was $1.2 billion of authorized funds remaining under the Company's stock repurchase programs. In addition to repurchases under the Company’s stock repurchase programs, the Company also repurchases common stock from its employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards.

The Company repurchased and retired approximately 4.4 million and 17.0 million shares of its common stock under its stock repurchase programs at an average price of $20.92 and $19.32 per share for an aggregate purchase price of $92.9 million and $328.4 million during the three and nine months ended September 30, 2013, respectively. The Company repurchased and retired approximately 13.9 million and 21.3 million shares of its common stock under its stock repurchase programs at an average price of $18.00 and $18.60 per share for an aggregate purchase price of $250.0 million and $395.6 million during the three and nine months ended September 30, 2012, respectively. Repurchases associated with tax withholdings were not significant during the three and nine months ended September 30, 2013 and September 30, 2012.

All shares of common stock repurchased under the Company's stock repurchase programs and from its employees in connection with tax withholdings have been retired. Future share repurchases under the Company’s stock repurchase programs will be

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's stock programs may be discontinued at any time. See Note 17, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to September 30, 2013.

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, during the nine months ended September 30, 2013 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$2.1	$3.0	$(0.4)	$4.7
Other comprehensive gain (loss) before reclassifications	70.8	(1.8)	(5.4)	63.6
Amount reclassified from accumulated other comprehensive income	(0.8)	(0.9)	—	(1.7)
Other comprehensive gain (loss)	70.0	(2.7)	(5.4)	61.9
Balance as of September 30, 2013	$72.1	$0.3	$(5.8)	$66.6
________________________________

(1)
The reclassifications out of accumulated comprehensive income during the nine months ended September 30, 2013 for realized gains on available-for-sale securities of $0.8 million are included in other expense, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated comprehensive income during the nine months ended September 30, 2013 for realized gains on cash flow hedges are included within cost of revenues of $0.5 million and sales and marketing of $1.3 million and for realized losses of $0.9 million within research and development for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

The following table presents the taxes related to each component of other comprehensive income (in millions):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Available-for-sale securities:
Change in unrealized gains (losses) on available-for-sale securities	$101.6	$(36.4)	$65.2	$111.2	$(40.4)	$70.8
Reclassification adjustment for realized net gains on available-for-sale securities included in net income	(0.4)	0.1	(0.3)	(1.1)	0.3	(0.8)
Net change in unrealized gains (losses) on available-for-sale securities	101.2	(36.3)	64.9	110.1	(40.1)	70.0
Cash flow hedges:
Change in unrealized (losses) gains on cash flow hedges	(0.4)	1.1	0.7	(4.2)	2.4	(1.8)
Reclassification adjustment for realized net losses (gains) on cash flow hedges included in net income	1.4	(0.8)	0.6	(0.6)	(0.3)	(0.9)
Net change in unrealized gains (losses) on cash flow hedges	1.0	0.3	1.3	(4.8)	2.1	(2.7)
Change in foreign currency adjustments	4.1	—	4.1	(5.4)	—	(5.4)
Other comprehensive income	$106.3	$(36.0)	$70.3	$99.9	$(38.0)	$61.9

Taxes related to each component of other comprehensive income were not material for the three and nine months ended September 30, 2012.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 12. Employee Benefit Plans

Share-Based Compensation Plans

The Company’s share-based compensation plans include the 2006 Equity Incentive Plan (the “2006 Plan”), the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, and the 2008 Employee Stock Purchase Plan (the "ESPP"). Under these plans, the Company has granted (or in the case of acquired plans assumed) stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share awards ("PSAs").

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of September 30, 2013, the 2006 Plan had 46.8 million shares subject to currently outstanding equity awards and 47.4 million shares available for future issuance.

The ESPP was adopted in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under this plan. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of September 30, 2013, approximately 12.8 million shares have been issued and 6.2 million shares remain available for future issuance under the ESPP.

In connection with certain past acquisitions, the Company assumed stock options, RSU, and RSA awards under the assumed stock plans of the acquired companies and exchanged the assumed awards for Juniper's stock options, RSUs, and RSAs, respectively. No new stock options, RSUs, and RSAs can be granted under these plans. As of September 30, 2013, stock options, RSUs and RSAs representing approximately 5.5 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2013 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	34.1	$24.13
Options granted	—	—
Options canceled	(0.9)	31.63
Options exercised	(4.4)	15.44
Options expired	(3.1)	28.28
Balance as of September 30, 2013	25.7	$24.87	2.7	$34.3

As of September 30, 2013:
Vested and expected-to-vest options	25.2	$24.95	2.6	$31.7
Exercisable options	22.1	$25.07	2.2	$19.8

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $19.86 per share as of September 30, 2013, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $9.6 million and $24.0 million for the three and nine months ended September 30, 2013, respectively.

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the nine months ended September 30, 2013 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	26.8	$27.76
RSUs granted	9.7	20.29
PSAs granted (*)	2.2	21.27
RSUs vested	(4.6)	27.74
PSAs vested	(1.1)	28.27
RSAs vested	(1.1)	19.59
RSUs canceled	(2.5)	23.14
PSAs canceled	(2.8)	29.94
Balance as of September 30, 2013	26.6	$25.05	1.3	$529.0

As of September 30, 2013:
Vested and expected-to-vest RSUs, RSAs, and PSAs	22.8	$23.57	1.1	$453.7
________________________________

(*)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 1.1 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 2.2 million shares.

Employee Stock Purchase Plan

The Company's ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 1.5 million and 3.3 million shares of common stock through the ESPP at an average per share price of $18.42 and $16.53 for the three and nine months ended September 30, 2013, respectively, and 1.9 million and 3.6 million shares at an average per share price of $14.90 and $16.26 for the three and nine months ended September 30, 2012, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Share-Based Compensation Expense

The weighted-average assumptions used and the resulting estimates of fair value for stock options and ESPP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Options:
Volatility	—	46%	—	46%
Risk-free interest rate	—	0.7%	—	0.8%
Expected life (years)	—	4.2	—	4.2
Dividend yield	—	—	—	—
Weighted-average fair value per share	—	$6.89	—	$8.46

ESPP:
Volatility	35%	42%	36%	47%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	—	—	—	—
Weighted-average fair value per share	$5.47	$4.77	$5.54	$5.53

Share-based compensation expense associated with stock options, ESPP, RSUs, RSAs, and PSAs was recorded in the following cost and expense categories in the Company's Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues - Product	$1.4	$1.2	$3.5	$3.3
Cost of revenues - Service	3.4	3.8	11.5	13.3
Research and development	36.6	26.1	93.2	80.4
Sales and marketing	20.4	21.4	53.0	64.3
General and administrative	7.5	6.6	19.5	24.7
Total	$69.3	$59.1	$180.7	$186.0

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$7.7	$14.3	$24.9	$47.1
RSUs, RSAs, and PSAs	57.7	40.1	144.0	123.3
ESPP	3.9	4.7	11.8	15.6
Total	$69.3	$59.1	$180.7	$186.0

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of September 30, 2013 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$41.4	2.0
RSUs, RSAs, and PSAs	$326.1	2.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13. Segments

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information of the Company’s divisions. In the third quarter of 2013, the Company realigned certain products from its PSD segment to its SSD segment in connection with its acquisition of Contrail. In addition, in the first quarter of 2013, the Company consolidated operational oversight and management of all security products within the SSD segment. As a result of this change, security products previously reported in the PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. The Company reclassified the segment data for the prior period to conform to the current period's presentation.

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

The Company's SSD segment offers solutions that meet a broad array of our customers’ priorities, from protecting the users, applications and data on the network to providing network services across a distributed infrastructure. The SSD segment primarily consists of security, software, management, virtualization, routing products and services. Security includes firewalls (both JUNOS-based SRX and Screen OS-based firewalls), Firefly, virtual private network systems and appliances, secure socket layer virtual private network appliances, intrusion detection and prevention appliances, wide area network optimization platforms, Junos Pulse, and J Series. Software and services for the mobile and wireline network edge include traffic flow monitoring, dynamic application and subscriber awareness, and next generation network addressing. Management and virtualization products include Junosphere, Junos SDK, JunosV App Engine and the network management platform, Junos Space. In the third quarter of 2013, the Company announced the availability of Juniper Networks Contrail, a standards-based and highly scalable network virtualization and intelligence solution for software-defined networks for enterprises and service providers.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes financial information for each segment used by the CODM (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
PSD	$939.3	$828.5	$2,664.5	$2,404.4
SSD	246.3	289.8	731.0	820.2
Total net revenues	$1,185.6	$1,118.3	$3,395.5	$3,224.6

Segment contribution margin:
PSD	$424.1	$318.9	$1,151.7	$910.9
SSD	95.2	137.0	289.8	357.2
Total segment contribution margin	$519.3	$455.9	$1,441.5	$1,268.1

Corporate unallocated expenses(1)	$(284.9)	$(266.5)	$(823.9)	$(794.2)
Amortization of purchased intangible assets(2)	(7.6)	(9.0)	(22.8)	(25.1)
Share-based compensation expense	(69.3)	(59.1)	(180.7)	(186.0)
Share-based payroll tax expense	(0.4)	(0.1)	(4.5)	(1.0)
Restructuring and other charges(3)	(12.1)	(83.4)	(28.6)	(88.6)
Acquisition and litigation charges	—	(0.3)	(10.5)	(1.3)
Other unallocated expense	—	5.3	—	5.3
Total operating income	145.0	42.8	370.5	177.2
Other expense, net	(7.5)	(4.0)	(30.2)	(25.6)
Income before income taxes	$137.5	$38.8	$340.3	$151.6
________________________________

(1)	Amount includes unallocated costs for global functions such as sales, marketing, and general and administrative.

(2)	Amount includes amortization expense of purchased intangible assets reported in cost of revenues and operating expenses.

(3)	Amount includes restructuring and other charges reported in cost of revenues and operating expenses.

Depreciation expense allocated to the PSD segment was $26.8 million and $88.7 million in the three and nine months ended September 30, 2013, respectively, and $29.4 million and $84.8 million in the three and nine months ended September 30, 2012, respectively. Depreciation expense allocated to the SSD segment was $7.0 million and $23.6 million in the three and nine months ended September 30, 2013, respectively, and $9.6 million and $28.0 million in the three and nine months ended September 30, 2012, respectively.

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas:
United States	$604.6	$507.6	$1,761.8	$1,513.6
Other	56.7	52.7	166.7	165.3
Total Americas	661.3	560.3	1,928.5	1,678.9
Europe, Middle East, and Africa	306.5	321.3	898.0	927.7
Asia Pacific	217.8	236.7	569.0	618.0
Total	$1,185.6	$1,118.3	$3,395.5	$3,224.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

No customer accounted for greater than 10% of the Company's net revenues during the three and nine months ended September 30, 2013 or the three months ended September 30, 2012. During the nine months ended September 30, 2012, Verizon Communications, Inc. accounted for 10.2% of net revenues.

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of September 30, 2013 and December 31, 2012, were attributable to United States ("U.S.") operations. As of September 30, 2013 and December 31, 2012, gross property and equipment held in the U.S., as a percentage of total property and equipment, was approximately 84% and 83%, respectively. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14. Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2013 was lower than the federal statutory rate of 35% and the effective tax rate for the same periods in 2012, primarily due to the benefit of the federal research and development ("R&D") credit, the Section 199 deduction for U.S. production activities and earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for the three and nine months ended September 30, 2013 includes the effect of the following discrete items (in millions):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Section 199 deduction	$(0.6)	$19.7
Tax settlement with Internal Revenue Service (“IRS”)	$—	$27.8
Reinstatement of the U.S. federal R&D tax credit	$1.0	$16.2

During the nine months ended September 30, 2013, the Company completed a multi-year study for a Section 199 deduction for U.S. production activities, which provides for a special deduction for taxpayers engaged in qualified production activities within the U.S. Additionally, the Company finalized a closing agreement with the IRS covering specific matters related to the audit of the Company's federal income tax returns for tax years 2004 through 2006. On January 2, 2013, the American Taxpayer Relief Act of 2012 retroactively reinstated the U.S. federal R&D tax credit from January 1, 2012 to December 31, 2013.

The effective tax rates for the three and nine months ended September 30, 2012, differ from the federal statutory rate of 35% primarily due to the effect of changes in foreign earnings coupled with the impact of the restructuring charges in the period. The effective rates for the periods do not reflect the benefit of the federal R&D credit, which expired on December 31, 2011.

As of September 30, 2013, the total amount of gross unrecognized tax benefits was $144.0 million, of which $129.9 million, if recognized, would affect the Company's effective tax rate. The increase in the gross unrecognized tax benefits for the nine months ended September 30, 2013 of approximately $7.9 million is primarily due to the multi-year claim related to the U.S. production activities deduction partially offset by the IRS tax settlement referenced above.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $3.4 million within the next twelve months due to lapses of applicable statutes of limitation and the completion of tax review cycles in various tax jurisdictions.

The Company is currently under examination by the IRS for the 2007 through 2009 tax years. The Company is also subject to separate ongoing examinations by the India tax authorities for the 2004 tax year, 2004 through 2008 tax years and the 2009 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of September 30, 2013.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 15. Net Income Per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$99.1	$16.8	$288.0	$90.8
Denominator:
Weighted-average shares used to compute basic net income per share	501.5	521.2	503.0	525.4
Dilutive effect of employee stock awards	7.1	3.3	7.7	4.9
Weighted-average shares used to compute diluted net income per share	508.6	524.5	510.7	530.3
Net income per share:
Basic	$0.20	$0.03	$0.57	$0.17
Diluted	$0.19	$0.03	$0.56	$0.17

Basic net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, issuances of ESPP, and vesting of RSUs, RSAs, and PSAs. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable.

Potentially dilutive common shares of approximately 21.8 million and 22.3 million shares for the three and nine months ended September 30, 2013, respectively, and 36.8 million and 33.0 million shares for the three and nine months ended September 30, 2012, respectively, were excluded from the computation of diluted net income per share because their effect would be anti-dilutive.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through November 30, 2022. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $229.3 million as of September 30, 2013. Rent expense was $12.6 million and $39.9 million for the three and nine months ended September 30, 2013, respectively, and $15.7 million and $47.2 million for the three and nine months ended September 30, 2012, respectively.

Purchase Commitments

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $553.3 million as of September 30, 2013. The Company establishes a liability in connection with these purchase commitments related to carrying charges, quantities in excess of our demand forecasts, or obsolete materials charges for materials purchased by contract manufacturers to meet the Company’s forecast or customer orders. As of September 30, 2013, the Company accrued $24.2 million based on its estimate of such charges.

Long-Term Debt and Interest Payment on Long-Term Debt

As of September 30, 2013, the Company held long-term debt consisting of senior notes with a carrying value of $999.3 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of September 30, 2013, other contractual obligations primarily consisted of $92.0 million in indemnity-related and service related escrows, as required in connection with certain asset purchases and acquisitions completed between 2005 and 2013, campus build-out obligations of $24.0 million, and other miscellaneous commitments of $16.1 million.
Tax Liabilities

As of September 30, 2013, the Company had $117.5 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of September 30, 2013 and December 31, 2012, the Company had $42.4 million and $12.6 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees, of which $32.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2013. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Legal Proceedings

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. The Company is aggressively defending its current litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses. Unless otherwise noted below, during the period presented, we have not recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

2013 Federal Securities Class Action

On August 12, 2013, a purported securities class action lawsuit, captioned Warren Avery v. Juniper Networks, Inc., et al., Case No. 13-cv-3733-WHO, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleges that the defendants made false and misleading statements regarding the Company's revenues, business practices, and internal controls. The complaint purports to assert claims for violations of Sections 10 (b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased Juniper Networks' securities between April 24, 2012 and August 8, 2013, inclusive. Plaintiff seeks an unspecified amount of monetary damages on behalf of the purported class.

2013 Shareholder Derivative Lawsuit

On August 28, 2013, a purported shareholder derivative action captioned Washtenaw County Employees’ Retirement System v. Kriens, et al., Case No. 1-13-CV-252083, was filed in the Superior Court of the State of California, County of Santa Clara, naming certain of the Company's officers and directors as defendants. On October 17, 2013, the action was removed to the United States District Court for the Northern District of California, and was assigned Case No. 13-cv-04829-PSG. The Company is named only as a nominal defendant in the action. The complaint alleges that the defendants failed to implement adequate internal controls and compliance programs to prevent violations of the Foreign Corrupt Practices Act. The complaint purports to assert claims against the defendants for breach of fiduciary duties, abuse of control, and waste of corporate assets. The complaint seeks, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs.
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 17. Subsequent Events

Stock Repurchases

Subsequent to September 30, 2013, through the filing of this Report, the Company repurchased 0.3 million shares of its common stock, for $7.0 million at an average purchase price of $20.19 per share, under its stock repurchase programs. The 0.3 million shares were settled prior to the filing of this Report. Under its stock repurchase programs, the Company has $1.2 billion authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase programs are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. The Company's stock repurchase programs may be discontinued at any time.

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

Business and Market Environment

At Juniper Networks, we focus on all aspects of the network—across routing, switching, and security. We design, develop, and sell products and services that enable high-performance networks, which combine scale and performance with agility and efficiency, so customers can build the best networks for their businesses. We serve the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). We have two business segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic between data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), and consumer and business devices. Our SSD segment offers solutions focused on network security and network services applications for both service providers and enterprise customers. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. In the third quarter of 2013, we realigned certain products from our PSD segment to our SSD segment in connection with our acquisition of Contrail Systems Inc ("Contrail"). In addition, in the first quarter of 2013, we consolidated operational oversight and management of all security products within the SSD segment. As a result of this product realignment, security products previously reported in the PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. We reclassified the segment data for prior periods to conform to the current period's presentation. We believe these changes provide investors with increased financial reporting transparency and enables better insight into the market and performance trends driving our business.

During the third quarter of 2013, we experienced year-over-year revenue growth in our service provider market and our enterprise market experienced a year-over-year decline in revenue due to weakness in the federal sector. We continue to remain focused on stabilizing the security business and are monitoring the impact of the recent U.S. government shutdown on enterprise sales to the federal sector in the fourth quarter of 2013. Further, we believe that we continue to experience an uncertain global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their capital spending. At the same time, we had greater product gross margins compared to the third quarter of 2012, primarily due to higher restructuring and other charges recorded in the third quarter of 2012. Excluding these charges, product gross margins declined year-over-year primarily due to higher inventory reserves in the third quarter of 2013 for legacy platforms. The impact of higher pricing discounts on product gross margins in the third quarter of 2013 was more than offset by cost reductions in the supply chain year-over-year. We believe our product gross margins may decline in the future due to competitive pricing pressure, which we believe may be offset by additional operational improvements and cost efficiencies. Nevertheless, we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing and we continue to believe there are positive long-term fundamentals for high-performance networking.

In the third quarter of 2013, we continued to see customer adoption with several product offerings across routing, switching, and security, including the MX Series, EX Series, T4000 Core Routers and QFabric System. During the third quarter of 2013, we announced the availability of Juniper Networks Contrail, a standards-based and highly scalable network virtualization and intelligence solution for software-defined networks ("SDN") and introduced OpenContrail, a new initiative that makes the source code library for Contrail available through an open source license, which we believe will help to foster innovation in SDN.

We remain focused on improved operational execution, continued innovation, and prudent capital allocation. We continue to believe that the underlying trends driving network investment around the cloud and mobility are intact and remain strong. We have focused on driving leverage in our financial model and continue to bring our cost structure in line with our long-term operating model. During the third quarter of 2013, we initiated a restructuring plan (the "2013 Restructuring Plan") to continue to improve our cost structure and rationalize our product portfolio and rebalance our investments. The 2013 Restructuring Plan consists of workforce reductions, contract terminations, and project cancellations of which $11.1 million was recorded in the third quarter of 2013. We expect to record aggregate future charges of approximately $11.0 million related to workforce reductions and contract terminations through the first half of 2014 related to our restructuring plans. We continue to anticipate that our restructuring and cost reduction activities will result in estimated annual cost savings of $100.0 million, with $50.0 million attributed to savings in operating expenses and the remaining $50.0 million in savings to cost of revenues.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net revenues	$1,185.6	$1,118.3	$67.3	6%	$3,395.5	$3,224.6	$170.9	5%

Gross Margin	$746.5	$673.8	$72.7	11%	$2,137.8	$1,975.8	$162.0	8%
Percentage of net revenues	63.0%	60.3%			63.0%	61.3%

Operating income	$145.0	$42.8	$102.2	239%	$370.5	$177.2	$193.3	109%
Percentage of net revenues	12.2%	3.8%			10.9%	5.5%
Net income	$99.1	$16.8	$82.3	490%	$288.0	$90.8	$197.2	217%
Percentage of net revenues	8.4%	1.5%			8.5%	2.8%
Net income per share:
Basic	$0.20	$0.03	$0.17	567%	$0.57	$0.17	$0.40	235%
Diluted	$0.19	$0.03	$0.16	533%	$0.56	$0.17	$0.39	229%
Stock repurchase plan activity	$92.9	$250.0	$(157.1)	(63)%	$328.4	$395.6	$(67.2)	(17)%

Operating cash flows					$451.9	$487.6	$(35.7)	(7)%
DSO	42	32	10	31%
Book-to-bill	>1	>1

					September 30, 2013	December 31, 2012	$ Change	% Change
Deferred revenue					$1,021.2	$923.4	$97.8	11%

•
Net Revenues: During the three and nine months ended September 30, 2013, compared to the same periods in 2012, we experienced net revenue growth in the Americas, especially in the service provider market, partially offset by declines in APAC and EMEA. The year-over-year increase in our net revenues during the three and nine months ended September 30, 2013, was primarily due to an increase in sales from our edge routing and switching products, partially offset by a decline in sales from our security products.

•
Gross Margin: Our gross margin as a percentage of net revenues increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to higher restructuring and other charges recorded in the three and nine months ended September 30, 2012.

•
Operating Income: Our operating income increased as a percentage of net revenues during the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to the growth in net revenues and gross margin. Also contributing to the increase in operating income were higher restructuring and other charges recorded in the three and nine months ended September 30, 2012, of $83.4 million and $88.6 million, respectively. For the nine months ended September 30, 2013, the increase in operating income was partially offset by charges of $10.3 million for commercial litigation which were recorded during the first quarter of 2013.

•
Operating Cash Flows: Operating cash flows decreased during the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to timing of receipts from our customers, an increase in annual payments for incentive compensation for our employees, and higher taxes paid.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the third quarter of 2013 increased by 10 days, or 31% compared to the same period in 2012. The increase in DSO was primarily due to stronger cash collections and better shipment linearity in the third quarter of 2012, as compared to the current period.

•
Book-to-bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was greater than one for the three months ended September 30, 2013 and September 30, 2012.

•
Stock Repurchase Plan Activity: Under our stock repurchase programs, we repurchased approximately 4.4 million shares of our common stock in the open market at an average price of $20.92 per share for an aggregate purchase price of $92.9 million during the three months ended September 30, 2013, and 17.0 million shares of our common stock at an average price of $19.32 per share for an aggregate purchase price of $328.4 million during the nine months ended September 30, 2013.

•
Deferred Revenue: Total deferred revenue increased by $97.8 million to $1,021.2 million as of September 30, 2013, compared to $923.4 million as of December 31, 2012, primarily due to an increase in deferred service revenue driven by the execution of several multi-year support agreements and annual agreement renewals, slightly offset by a decrease in deferred product revenue.

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

During the nine months ended September 30, 2013, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Product	$900.8	$838.2	$62.6	7%	$2,546.4	$2,414.8	$131.6	5%
Percentage of net revenues	76.0%	75.0%			75.0%	74.9%
Service	284.8	280.1	4.7	2%	849.1	809.8	39.3	5%
Percentage of net revenues	24.0%	25.0%			25.0%	25.1%
Total net revenues	$1,185.6	$1,118.3	$67.3	6%	$3,395.5	$3,224.6	$170.9	5%

The increase in product revenues during the three and nine months ended September 30, 2013, compared to the same periods in 2012, was primarily due to an increase in sales of our routing and switching products, specifically the MX, PTX, EX, and QFabric product families, partially offset by a decrease in sales of security products.

The increase in service revenues during the three and nine months ended September 30, 2013, compared to the same periods in 2012, was primarily driven by strong contract renewals from our installed base.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Service provider	$788.3	$705.2	$83.1	12%	$2,227.2	$2,071.8	$155.4	8%
Percentage of net revenues	66.5%	63.1%			65.6%	64.2%
Enterprise	397.3	413.1	(15.8)	(4)%	1,168.3	1,152.8	15.5	1%
Percentage of net revenues	33.5%	36.9%			34.4%	35.8%
Total net revenues	$1,185.6	$1,118.3	$67.3	6%	$3,395.5	$3,224.6	$170.9	5%

We sell our high-performance network products and service offerings from both our PSD and SSD segments to two primary markets: service provider and enterprise. Determination of which market a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market generally comprises of businesses; federal, state, and local governments; and research and education institutions.

Net revenues from sales to the service provider market increased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to an increase in sales of our routing and switching products as well as an increase in sales to content providers, large carriers, and cable providers in the Americas, partially offset by a decrease in sales from certain large carriers in Eastern Europe and Japan.

Net revenues from the enterprise market decreased during the three months ended September 30, 2013, compared to the same period in 2012, as broad-based growth in the Americas enterprise market was offset by weaker demand in EMEA and APAC enterprise markets. During the nine months ended September 30, 2013, compared to the same period in 2012, net revenues in the enterprise market increased primarily due to broad-based growth in the Americas enterprise market, as well as recognition of a large U.S. federal government contract during the second quarter, partially offset by lower demand in APAC.

No customer accounted for greater than 10% of our net revenues during the three and nine months ended September 30, 2013 or the three months ended September 30, 2012. During the nine months ended September 30, 2012, Verizon Communications, Inc. ("Verizon") accounted for 10.2% of our net revenues.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Americas:
United States	$604.6	$507.6	$97.0	19%	$1,761.8	$1,513.6	$248.2	16%
Other	56.7	52.7	4.0	8%	166.7	165.3	1.4	1%
Total Americas	661.3	560.3	101.0	18%	1,928.5	1,678.9	249.6	15%
Percentage of net revenues	55.8%	50.1%			56.8%	52.0%
EMEA	306.5	321.3	(14.8)	(5)%	898.0	927.7	(29.7)	(3)%
Percentage of net revenues	25.8%	28.7%			26.4%	28.8%
APAC	217.8	236.7	(18.9)	(8)%	569.0	618.0	(49.0)	(8)%
Percentage of net revenues	18.4%	21.2%			16.8%	19.2%
Total net revenues	$1,185.6	$1,118.3	$67.3	6%	$3,395.5	$3,224.6	$170.9	5%

Net revenues in the Americas increased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to an increase in revenues from both the service provider and enterprise market. The increase in service provider revenues was broad-based with increases in sales to content providers, cable providers, and large carriers in the U.S. during the three and nine months ended September 30, 2013, compared to the same periods in 2012. During the nine months ended September 30, 2013, the increase in enterprise market revenues compared to same period in 2012 was primarily attributable to a broadening of enterprise customer spending as well as the recognition of a large U.S. federal government contract.

Net revenues in EMEA decreased during the three and nine months ended September 30, 2013, compared to the same periods in 2012. The decrease during the three months ended September 30, 2013 was primarily due to a decline in revenues from the enterprise market partially offset by a slight increase in revenues from the service provider market. The decrease in net revenues during the nine months ended September 30, 2013, was primarily due to a reduction in service provider revenue from a large carrier in Eastern Europe, offsetting broad-based improvement in the EMEA service provider market.

Net revenues in APAC decreased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to a decline in sales from a certain large service provider in Japan, partially offset by growth in China and South Korea.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Product gross margin	$575.3	$503.5	$71.8	14%	$1,621.4	$1,506.9	$114.5	8%
Percentage of product revenues	63.9%	60.1%			63.7%	62.4%
Service gross margin	171.2	170.3	0.9	1%	516.4	468.9	47.5	10%
Percentage of service revenues	60.1%	60.8%			60.8%	57.9%
Total gross margin	$746.5	$673.8	$72.7	11%	$2,137.8	$1,975.8	$162.0	8%
Percentage of net revenues	63.0%	60.3%			63.0%	61.3%

Product gross margin percentage increased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to a $36.3 million inventory charge related to component inventory held in excess of forecasted demand and intangible asset impairment charges of $16.1 million recorded during the three and nine months ended September 30, 2012.

Service gross margin percentage was relatively flat during the three months ended September 30, 2013, compared to the same period in 2012. During the nine months ended September 30, 2013, compared to the same period in 2012, service gross margin increased primarily due to cost reductions and greater efficiency in the delivery of services.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Research and development	$264.6	$288.2	$(23.6)	(8)%	$784.5	$826.5	$(42.0)	(5)%
Percentage of net revenues	22.3%	25.8%			23.1%	25.6%
Sales and marketing	268.7	261.0	7.7	3%	790.1	778.2	11.9	2%
Percentage of net revenues	22.6%	23.3%			23.3%	24.2%
General and administrative	61.1	49.4	11.7	24%	157.7	152.9	4.8	3%
Percentage of net revenues	5.2%	4.4%			4.6%	4.8%
Amortization of purchased intangible assets	1.1	1.1	—	—%	3.5	3.5	—	—%
Percentage of net revenues	0.1%	0.1%			0.1%	0.1%
Restructuring and other charges	6.0	31.0	(25.0)	(81)%	21.0	36.2	(15.2)	(42)%
Percentage of net revenues	0.5%	2.8%			0.6%	1.1%
Acquisition and litigation charges	—	0.3	(0.3)	(100)%	10.5	1.3	9.2	708%
Percentage of net revenues	—%	—%			0.3%	—%
Total operating expenses	$601.5	$631.0	$(29.5)	(5)%	$1,767.3	$1,798.6	$(31.3)	(2)%
Percentage of net revenues	50.7%	56.4%			52.0%	55.8%

Our operating expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, and we expect this trend to continue. Facility and information technology (“IT”) departmental costs are allocated to other departments based on usage and headcount.

Research and development expense decreased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to lower prototype development costs of $18.6 million as well as lower depreciation expense attributable to the extended useful lives of computers and equipment in 2013.

Sales and marketing expense increased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to higher commissions during the second and third quarter of 2013 resulting from improved sales achievement.

General and administrative expense increased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to higher litigation costs, including, but not limited to the costs associated with the U.S. Securities and Exchange Commission and the U.S. Department of Justice investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act. See Item 1A of Part II, "Risk Factors," for more information.

In connection with our restructuring plans, we recorded $6.0 million and $21.0 million during the three and nine months ended September 30, 2013, respectively, in charges for workforce reductions, facility-related charges, and contract terminations. Restructuring and other charges decreased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, due to higher restructuring and other charges recorded in the comparable periods of 2012. We expect to record aggregate future charges of approximately $11.0 million related to workforce reductions and contract terminations through the first half of 2014 related to our restructuring plans.

Acquisition and litigation charges increased during the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to charges of $10.3 million for commercial litigation during the first quarter of 2013.

Share-Based Compensation

Share-based compensation expense associated with stock options, employee stock purchases, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenues - Product	$1.4	$1.2	$0.2	17%	$3.5	$3.3	$0.2	6%
Cost of revenues - Service	3.4	3.8	(0.4)	(11)%	11.5	13.3	(1.8)	(14)%
Research and development	36.6	26.1	10.5	40%	93.2	80.4	12.8	16%
Sales and marketing	20.4	21.4	(1.0)	(5)%	53.0	64.3	(11.3)	(18)%
General and administrative	7.5	6.6	0.9	14%	19.5	24.7	(5.2)	(21)%
Total	$69.3	$59.1	$10.2	17%	$180.7	$186.0	$(5.3)	(3)%

Share-based compensation expense increased during the three months ended September 30, 2013, compared to the same period in 2012, primarily due to expense related to RSAs assumed in connection with our acquisition of Contrail at the end of 2012 and an increase in grant date fair values due to higher stock prices during the period. During the nine months ended September 30, 2013, compared to the same period in 2012, share-based compensation expense decreased primarily due to a decrease in actual shares vested and a decline in grant date fair values due to lower stock prices during the period, partially offset by expense related to RSAs assumed in connection with our acquisition of Contrail at the end of 2012.

Effect of Foreign Currency

For the three and nine months ended September 30, 2013 and September 30, 2012, foreign currency fluctuations were not material to our financial results.

Other Expense, Net and Income Tax Provision

The following table presents other expense, net, and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income	$2.3	$2.6	$(0.3)	(12)%	$6.1	$8.3	$(2.2)	(27)%
Interest expense	(14.2)	(12.8)	(1.4)	11%	(43.4)	(40.6)	(2.8)	7%
Other	4.4	6.2	(1.8)	(29)%	7.1	6.7	0.4	6%
Total other expense, net	$(7.5)	$(4.0)	$(3.5)	88%	$(30.2)	$(25.6)	$(4.6)	18%
Percentage of net revenues	(0.6)%	(0.4)%			(0.9)%	(0.8)%

Income tax provision	$38.4	$22.0	$16.4	75%	$52.3	$60.8	$(8.5)	(14)%
Effective tax rate	27.9%	56.7%			15.4%	40.1%

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense from our long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items. During the three and nine months ended September 30, 2013, we recognized a net gain in Other of $3.6 million and $4.9 million, respectively, related to our privately-held investments. During the three and nine months ended September 30, 2012, Other was primarily comprised of a net gain of $5.8 million and $6.6 million, respectively, related to our privately-held equity investments.
Our effective tax rate for the three and nine months ended September 30, 2013 was lower than the federal statutory rate of 35% and the effective tax rate for the same periods in 2012 primarily due to the benefit of the federal research and development ("R&D") credit, the Section 199 deduction for United States ("U.S.") production activities and earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for the nine months ended months ended September 30, 2013 also reflects our recognition of discrete tax benefits of approximately $63.7 million for a multi-year claim related to the U.S. production activities deduction, a tax settlement with the Internal Revenue Service (“IRS”), and the reinstatement of the U.S. federal R&D tax credit on January 2, 2013 retroactive to January 1, 2012.
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

Platform Systems Division Segment
(in millions, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
PSD product revenues:
Routing	$594.3	$488.1	$106.2	22%	$1,640.3	$1,433.1	$207.2	14%
Switching	147.6	145.6	2.0	1%	439.3	409.0	30.3	7%
Total PSD product revenues	741.9	633.7	108.2	17%	2,079.6	1,842.1	237.5	13%
PSD service revenues	197.4	194.8	2.6	1%	584.9	562.3	22.6	4%
Total PSD revenues	$939.3	$828.5	$110.8	13%	$2,664.5	$2,404.4	$260.1	11%

PSD contribution margin (*)	$424.1	$318.9	$105.2	33%	$1,151.7	$910.9	$240.8	26%
Percentage of PSD revenues	45.1%	38.5%			43.2%	37.9%
_______________________________

(*)	A reconciliation of total segment contribution margin to income before taxes can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statements in Item I of this Report.

During the three and nine months ended September 30, 2013, PSD product revenues increased, compared to the same periods in 2012, primarily due to increased revenue from the enterprise and service provider markets and growth in sales of our routing and switching products, specifically the MX, PTX, EX, and QFabric product families.

During the three and nine months ended September 30, 2013, PSD service revenues increased, compared to the same periods in 2012, primarily due to strong contract renewals of support services.

PSD contribution margin as a percentage of PSD revenues increased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, due to a combination of revenue growth and lower operating expenses.

Software Solutions Division Segment
(in millions, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
SSD product revenues:
Security	$144.3	$175.6	$(31.3)	(18)%	$407.1	$501.7	$(94.6)	(19)%
Routing	14.6	28.9	(14.3)	(49)%	59.7	71.0	(11.3)	(16)%
Total SSD product revenues	158.9	204.5	(45.6)	(22)%	466.8	572.7	(105.9)	(18)%
SSD service revenues	87.4	85.3	2.1	2%	264.2	247.5	16.7	7%
Total SSD revenues	$246.3	$289.8	$(43.5)	(15)%	$731.0	$820.2	$(89.2)	(11)%

SSD contribution margin (*)	$95.2	$137.0	$(41.8)	(31)%	$289.8	$357.2	$(67.4)	(19)%
Percentage of SSD revenues	38.7%	47.3%			39.6%	43.6%
_______________________________

(*)	A reconciliation of total segment contribution margin to income before taxes can be found in Note 13, Segments, in Notes to Condensed Consolidated Financial Statement in Item I of this Report.

During the three and nine months ended September 30, 2013, SSD product revenues decreased, compared to the same periods in 2012, primarily due to a decline in sales of our high-end firewall products.

During the three and nine months ended September 30, 2013, SSD service revenues increased, compared to the same periods in 2012, due to strong contract renewals of support services.

SSD contribution margin as a percentage of SSD revenues decreased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, due to lower revenue and a decrease in gross margin, partially offset by lower operating expenses.

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2013	December 31, 2012	$ Change	% Change
Working capital	$2,279.8	$2,178.7	$101.1	5%

Cash and cash equivalents	$2,271.5	$2,407.8	$(136.3)	(6)%
Short-term investments	573.7	441.5	132.2	30%
Long-term investments	1,188.6	988.1	200.5	20%
Total cash, cash equivalents, and investments	4,033.8	3,837.4	196.4	5%
Long-term debt	999.3	999.2	0.1	—%
Net cash, cash equivalents, and investments	$3,034.5	$2,838.2	$196.3	7%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $101.1 million during the nine months ended September 30, 2013, due to an increase in current assets, primarily short-term investments and accounts receivable, partially offset by a decrease in cash and cash equivalents.

Summary of Cash Flows

During the nine months ended September 30, 2013, cash and cash equivalents decreased by $136.3 million primarily due to repurchases of common stock, capital expenditures, and payments related to incentive compensation.

Operating Activities

Net cash provided by operations for the nine months ended September 30, 2013, was $451.9 million, compared to net cash provided by operations of $487.6 million for the same period in 2012. Net cash provided by operations decreased during the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to an increase in accounts receivable due to the timing of collections, a decrease in accrued compensation due to annual payments for incentive compensation for our employees, and higher taxes paid.

Investing Activities

For the nine months ended September 30, 2013, net cash used in investing activities was $421.7 million, compared to $367.8 million for the nine months ended September 30, 2012. The increase in net cash used in investing activities was primarily due to purchases of investments, partially offset by proceeds from the sale of investments.

Financing Activities

Net cash used in financing activities was $166.5 million for the nine months ended September 30, 2013, compared to $322.3 million for the same period in 2012. The decrease in net cash used in financing activities was primarily due to higher purchases and retirement of our common stock during the comparable period in 2012, partially offset by proceeds from customer financing arrangements in the second quarter of 2013.

Stock Repurchase Activities

In July 2013, our Board of Directors (the "Board") approved a stock repurchase program that authorized us to repurchase up to $1.0 billion of our common stock from time to time at management's discretion. The authorization was in addition to the $1.0 billion stock repurchase program approved by our Board and announced in June 2012. As of September 30, 2013, there was $1.2 billion of authorized funds remaining under our stock repurchase programs.

During the three and nine months ended September 30, 2013, we repurchased and retired approximately 4.4 million and 17.0 million shares of our common stock under our stock repurchase programs at an average price of $20.92 and $19.32 per share for an aggregate purchase price of $92.9 million and $328.4 million, respectively. During the three and nine months ended September 30, 2012, we repurchased and retired approximately 13.9 million and 21.3 million shares of our common stock under our stock repurchase programs at an average price of $18.00 and $18.60 per share for an aggregate purchase price of $250.0 million and $395.6 million, respectively.

Restructuring

As of September 30, 2013, our restructuring liability was $17.3 million of which $11.1 million related to severance and contract terminations and other charges, which are expected to be paid through the first half of 2014. The remaining $6.2 million related to facility closures are expected to be paid through March 2018.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	September 30, 2013	December 31, 2012
Deferred product revenue:
Undelivered product commitments and other product deferrals	$212.2	$256.9
Distributor inventory and other sell-through items	133.9	138.4
Deferred gross product revenue	346.1	395.3
Deferred cost of product revenue	(66.3)	(99.4)
Deferred product revenue, net	279.8	295.9
Deferred service revenue	741.4	627.5
Total	$1,021.2	$923.4

As of September 30, 2013, net deferred product revenue decreased by $16.1 million compared to December 31, 2012, due to releases of product revenue primarily relating to a large U.S. federal government contract in the second quarter of 2013. As of September 30, 2013, the increase in deferred service revenue of $113.9 million compared to December 31, 2012, was driven by the execution of several multi-year support agreements and annual agreement renewals.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 16, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of September 30, 2013, our principle commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations during the nine months ended September 30, 2013 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of September 30, 2013, we have not made any payments under these arrangements. As of September 30, 2013 and December 31, 2012, we had $42.4 million and $12.6 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $32.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2013.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, if we were to repurchase additional shares of our common stock under our stock repurchase programs, our liquidity may be impacted. As of September 30, 2013, 59% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2013, we filed an automatic shelf registration statement with the SEC to replace our previous shelf registration statement, which expired pursuant to SEC rules in September 2013. The August 2013 automatic shelf registration statement enables us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Any offerings of securities under the automatic shelf registration statement will be made pursuant to a prospectus.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations as well as cash generated from the exercise of stock options and purchases under our employee stock purchase plan will be sufficient to fund our operations and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to:

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic uncertainty concerns over the sovereign debt situation in certain countries in the European Union, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, uncertainty regarding the U.S. federal budget and the recent sequestration, as well as instability in the global credit markets, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term.

Uncertainty about future economic conditions, including the impact of uncertainty regarding the U.S. federal budget, also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness, failure of our customers and markets to recover from such weakness, customer financial difficulties, increases in costs of production, and reductions in spending on network maintenance and expansion could have a material adverse effect on demand for our products and consequently on our business, financial condition, and results of operations.

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

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. In this regard, in 2013, Oracle acquired Acme Packet, Inc., and Cisco acquired Meraki Networks, Inc. and Sourcefire, Inc. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

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

To the extent we receive product orders late in a quarter, we may be unable to recognize revenue for these orders in the same period, which could adversely affect our quarterly revenues.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own products that compete with our products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our value-added resellers or distributors could materially reduce our revenues. For example, in 2006, one of our largest resellers, Lucent, was acquired by Alcatel, a competitor of ours. As a result of the merger, Lucent became a competitor, their resale of our products declined, and we ultimately terminated our reseller agreement with Lucent. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

Some of our business processes depend upon our information technology ("IT") systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed later in this "Risk Factors" section, in 2012 and continuing through 2013 and into 2014, we have been implementing major changes to our enterprise resource planning ("ERP") system.

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

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer and adversely affect our stock price.

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

If an actual or perceived breach of network security occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could impede our sales, manufacturing, distribution or other critical functions. In addition, the economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify.

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

In addition, in the past two years, we announced new products, including the QFX3000-M QFabric System, T4000 Core Router, EX9200 Ethernet Switch, PTX 3000 Packet Transport Router, and Juniper Networks Contrail. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. Finally, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

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

We are a party to lawsuits, investigations, proceedings, and other disputes, which are costly to defend and, if determined adversely to us, could require us to pay damages or prevent us from taking certain actions, any or all of which could harm our business, financial condition, and results of operations.

We, and certain of our current and former officers and current and former members of our Board of Directors, are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement as well as securities laws. A description of the securities lawsuits can be found in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading “Legal Proceedings.” In addition, as noted under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission and the U.S. Department of Justice are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act. We cannot predict the duration, scope, outcome or consequences of these investigations. There can be no assurance that these or any actions that have been or may in the future be brought against us, our officers, and our directors will be resolved favorably or that tentative settlements will become final. Regardless of whether they are resolved, these matters are, and any future lawsuits or threatened legal proceedings to which we, our officers, or our directors may become a party will likely be, expensive and time-consuming to defend, settle, and/or resolve. Legal proceedings, threatened legal proceedings or investigations, regardless of their ultimate outcome, could harm our reputation. Costs of investigation and defense, as well as any losses resulting from these claims or settlement of these matters, could significantly increase our expenses and could harm our business, financial condition, and results of operations.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. As of September 30, 2013, our goodwill was $4,057.7 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the second quarter of 2006, our impairment evaluation resulted in a reduction of $1,280.0 million to the carrying value of goodwill on our Condensed Consolidated Balance Sheets, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, to a decrease in forecasted future cash flows.

In recent years, economic weakness has contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Declines in our level of revenues or operating margins, as well as sustained declines in our stock price, increase the risk that goodwill and intangible assets with indefinite lives may become impaired in future periods.

During the three months ended September 30, 2013, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis on our SSD segment. Based on our analysis, we determined that our SSD segment’s goodwill is not impaired. However, our analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business in other countries. In addition, in 2013, we reduced the number of our contract manufacturers and transitioned the work of one manufacturer to two of our other existing manufacturers. If we do not manage the recent transition effectively, we could experience delays or quality issues. Each of these factors could adversely affect our business, financial condition and results of operations.

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

As a result of our international operations, we are affected by economic, regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending;

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries; and

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

Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2013, we had $2,271.5 million in cash and cash equivalents and $1,762.3 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificate of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

The indenture that governs the senior notes also contains various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur liens;

•	incur sale and leaseback transactions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended September 30, 2013 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2013	0.5	$21.63	0.5	$1,322.8
August 1 - August 31, 2013	1.9	$21.41	1.9	$1,282.9
September 1 - September 30, 2013	2.1	$20.33	2.0	$1,239.9
Total	4.5	$21.07	4.4
________________________________

(1)
Amounts include repurchases under our stock repurchase programs and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards. The amount of shares of common stock repurchased from our employees in connection with net issuances was not significant during the three months ended September 30, 2013.

(2)
Shares were repurchased under our stock repurchase programs approved by the Board in June 2012 and July 2013, which authorized us to purchase an aggregate of up to $2.0 billion of our common stock. Future share repurchases under these programs will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. These programs may be discontinued at any time. As of September 30, 2013, our stock repurchase programs had $1.2 billion remaining authorized funds available for future stock repurchases.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1
Amendment, dated July 19, 2013, to Severance Agreement between Robyn Denholm and the Company (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013)

10.2	Form of Change of Control Agreement for Certain Officers first used in November 2013*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

November 8, 2013	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President, Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

November 8, 2013	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.1
Amendment, dated July 19, 2013, to Severance Agreement between Robyn Denholm and the Company (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013)

10.2	Form of Change of Control Agreement for Certain Officers first used in November 2013*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.