Form 10-K
period 2013-12-31
JUNIPER NETWORKS INC
filed 2014-02-26
CIK 1043604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,490,000,000 as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 28, 2013). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
As of February 21, 2014, there were 501,120,337 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in conjunction with the registrant's 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2013.

Juniper Networks, Inc.
Form 10-K

Forward-Looking Statement

This Annual Report on Form 10-K (“Report”), including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements regarding future events and the future results of Juniper Networks, Inc. ("we," "us," or the “Company”) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements; however, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the United States Securities and Exchange Commission ("SEC"). While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

PART I

ITEM 1. Business

Overview

At Juniper Networks, we design, develop, and sell products and services for high-performance networks, which combine scale and performance with agility and efficiency, so customers can build the best networks for their businesses. Our routing, switching and security products address the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our software, silicon, and systems represent innovations that transform the experience and economics of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, Europe, Middle East, and Africa ("EMEA"), and Asia Pacific ("APAC"). During 2013, we operated under two business segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic between data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), and consumer and business devices. Our SSD segment offers solutions focused on network security and network services applications for both service providers and enterprise customers. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. Together, our high-performance product and service offerings help our customers convert legacy networks that provide commoditized services into more valuable assets that provide differentiation, value, and increased performance, reliability, and security to end-users. During 2013, we consolidated operational oversight and management of all security products within our SSD segment. As a result of this product realignment, security products previously reported in our PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in our SSD segment. In addition, we realigned our Contrail products from our PSD segment to our SSD segment. Segment data for prior years has been reclassified to conform to the current year presentation. See Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further information about the realignment and financial information regarding each of our PSD and SSD segments, which is incorporated herein by reference.

During the year ended December 31, 2013, we conducted business in more than 100 countries generating net revenues of $4,669.1 million and net income attributable to Juniper Networks of $439.8 million.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our corporate headquarters are located in Sunnyvale, California. Our website address is www.juniper.net.

Strategy

In February 2014, we announced an integrated operating plan ("IOP") to refocus the Company on innovation that matters most to service providers and enterprises where demand for High-IQ Networks and best-in-class cloud environments are driving growth. The IOP strategy capitalizes upon our engineering expertise across routing, switching, security, control and network management to align our focus to become a leading provider of secure High-IQ Networks while serving the needs of Cloud Builders. Through the execution of the IOP we plan to coalesce our engineering talent, go-to-market teams and R&D around this strategy resulting in streamlined operations and business portfolio and operational efficiencies. As we implement the IOP, it is possible that our segments may change.
We believe many of the core tenets of our historical strategic efforts described below carry forward and form the foundation of our successful implementation of the IOP.
Maintain and Extend Technology Leadership

We are recognized around the world as an innovation leader in networking. Our Junos OS, application-specific integrated circuit (“ASIC”) technology, and network-optimized product architecture were key elements to establishing and maintaining our technology leadership.

Leverage Position as Supplier of High-Performance Network Infrastructure

From inception, we have focused on designing, developing, and building high-performance network infrastructure for the world's most demanding networking environments. We consistently deliver groundbreaking, leading technologies that transform the economics and experience of networking—significantly improving customer economics by lowering the capital expenditures required to build networks and the operating expenses required to manage and maintain them. We believe that many customers will deploy networking equipment from only a few vendors, and that the scale, performance, reliability, and security of our products will provide us with a competitive advantage, which is critical to be selected as one of those vendors.

Be a Strategic Partner to Our Customers

In developing our solutions, we work very closely with customers to design and build best-in-class products and solutions specifically designed to meet their complex needs. Over time, we have expanded our understanding of the escalating demands and risks facing our customers, which has enabled us to design additional capabilities into our products. We believe our close relationships with, and constant feedback from, our customers have been key elements in our design wins and rapid deployments to date. We plan to continue to work hand-in-hand with our customers to implement product enhancements, as well as to design products that meet the evolving needs of the marketplace, while enabling customers to reduce costs. We are committed to investing in R&D at a level that drives our innovation agenda, enabling us to deliver highly differentiated products and outstanding value to our customers.

Enable New Internet Protocol ("IP")-Based Services

Our platforms have enabled network operators to quickly build and secure networks cost-effectively and deploy new differentiated services to drive new sources of revenue more efficiently than legacy network products. By enabling new IP-based services, we have significantly broadened our service provider business over the last several years, while also significantly expanding our presence in the enterprise market.

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

Markets and Customers

We sell our high-performance network products and service offerings through direct sales, distributors, value-added resellers ("VARS"), and original equipment manufacturer (“OEM”) partners to end-users in the service provider and enterprise markets. We believe the network needs for service providers such as carriers—wireless and wireline, cable, and content and Web 2.0 service companies are converging, as are those of large enterprise and national governments, as these customers focus on High-IQ networks and cloud environments.

Service Providers

Service providers generally include wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. We support most major service provider networks in the world and our high-performance network infrastructure offerings are designed and built for the performance, reliability, and security that service providers demand. We believe our networking infrastructure offerings benefit our service provider customers by:

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

While many of these service providers have historically been categorized separately as wireline, wireless, or cable operators, in recent years, we have seen increased convergence of these different types of service providers through acquisitions, mergers, and partnerships. We believe these strategic developments are made technically possible as operators invest in the build-out of High-IQ networks and cloud environments.

We believe that there are several other trends affecting service providers for which we are well positioned to deliver products and solutions. These trends include: significant growth in IP traffic on service provider networks because of peer-to-peer interaction; broadband usage; video; an increasing reliance on the network as a mission critical business tool in the strategies of our service provider customers and of their enterprise customers; the advent of data center "clouds" that concentrate business applications in large, IP network connected facilities; and growth in mobile traffic as a result of the increase in mobile device usage including notebooks, netbooks, smartphones, and tablets.

The infrastructure market for service providers includes: products and technology at the network core; the network edge to enable access; the aggregation layer; the data center where many services are created; security to protect from the inside out and the outside in; the application awareness and intelligence to optimize the network to meet business and user needs; and the management, service awareness, and control of the entire infrastructure.

Enterprise

Our high-performance network infrastructure offerings are designed to meet the performance, reliability, and security requirements of the world's most demanding businesses. The enterprise market generally is comprised of businesses; federal, state, and local governments; financial services; and research and education institutions. Enterprises and public sector organizations, such as governments and research and education institutions, that view their networks as critical to their success are able to deploy our solutions as a powerful component in delivering the advanced network capabilities needed for their leading-edge applications. In addition, our solutions:

•	Assist in the consolidation and delivery of existing services and applications;

•	Accelerate the deployment of new services and applications;

•
Offer end-to-end security across every environment—from the data center to campus and branch environments and to the device itself to assist in the protection and recovery of services and applications; and

•	Offer operational improvements that enable cost reductions, including lower administrative, training, customer care, and labor costs.

As with the service provider market, innovation continues to be a critical component in our strategy for the enterprise market. High-performance enterprises require High-IQ networks that are global, distributed, and always available. Network equipment vendors serving these enterprises need to demonstrate performance, reliability, and security with best-in-class open solutions for maximum flexibility. We offer enterprise solutions and services for data centers, branch and campus applications, distributed and extended enterprises, and consumer and business devices.

Customers

In 2013 and 2011, no single customer accounted for 10% or more of our net revenues. In 2012, Verizon Communications, Inc. ("Verizon") accounted for 10.3% of our net revenues.

Products and Technology

Early in our history, we developed, marketed, and sold the first commercially available purpose-built IP backbone router optimized for the specific high-performance requirements of service providers. As the need for core bandwidth continued to increase, the need for service rich platforms at the edge of the network was created.

In the last seven years, we have expanded our portfolio to address domains in the network: the core, the edge, access and aggregation, data centers, WANs, and campus and branch. We have systematically focused on how we innovate in silicon, systems, and software to provide a range of solutions in high-performance networking that can solve unique problems for customers.

Our focus on high-performance networking leads to a focus on three product areas: routing, switching, and security. In each of the past three fiscal years, routing, switching, security, and services each accounted for more than 10% of our consolidated net revenues. The following is an overview of our major product families within each of our segments in 2013:

PSD

Routing Products

•
ACX Series: Our ACX Series Universal Access Routers cost-effectively address current operator challenges to rapidly deploy new high-bandwidth services. With industry-leading performance of up to 60Gbps and support for 10GbE interfaces, the ACX Series is well positioned to address the growing mobile backhaul needs of service providers. The platforms deliver the necessary scale and performance needed to support multi-generation services.

•
MX Series: Our MX Series is a family of high-performance, enterprise class and service provider Ethernet routers that functions as a Universal Edge platform capable of supporting business, mobile, and residential services in even the fastest-growing networks and markets. Powerful switching and security features give the MX Series 3D Universal Edge Routers unmatched flexibility, versatility, and reliability to support advanced services and applications at the edge of the network. Using our Junos OS and groundbreaking Trio chipset, the MX platforms provide the carrier-class performance, scale, and reliability to enable service providers and enterprises to support large-scale Ethernet deployments.

•
M Series: Our M Series Edge Routers combine IP/MPLS capabilities and can be deployed in small and medium core, multiservice edge, collapsed POP routing, peering, route reflector, and campus or WAN gateway applications. M Series provide reliability, stability, security, and a broad array of services. Services include a broad array of VPNs, network-based security, real-time voice and video, bandwidth on demand, rich multicast of premium content, IPv6 services, granular accounting, and a services portfolio that continues to grow with every release of Junos OS.

•
PTX Series: Our PTX Series Packet Transport Routers are designed for the converged supercore. The system is the first supercore packet system in the industry, and delivers powerful capabilities based on innovative Express silicon and a forwarding architecture that is focused on optimizing MPLS and Ethernet. The PTX, now available in two form factors —PTX5000 and PTX3000, delivers several critical core functionalities and capabilities, including market-leading density and scalability, cost optimization, high availability, and network simplification. Our PTX Series products can readily adapt to today's rapidly changing traffic patterns for video, mobility, and cloud-based services.

•
T Series: Our T Series routers provide the leading features and multi-terabit scale that service providers need to handle massive growth in core bandwidth requirements. These features include multi-protocol label switching ("MPLS") Differentiated Services (DiffServ-TE), point-to-multipoint label-switched paths (P2MP LSPs), nonstop routing, unified in-service software upgrades (unified ISSUs), hierarchical MPLS, to name a few. Introduced in 2002, the T series remains the industry's best investment protection story with the introduction of the T4000 in 2012.

Switching Products

•
EX Series: Our EX Series Ethernet switches address the access, aggregation, and core layer switching requirements of micro branch, branch office, and campus and data center environments, providing a foundation for the fast, secure, and reliable delivery of applications able to support strategic business processes. EX Series enterprise Ethernet switches are designed to deliver operational efficiency, business continuity, and agility, enabling customers to invest in innovative business initiatives that increase revenue and help them gain a competitive advantage.

•
Wireless Local Area Network ("WLAN") Products: Our WLAN product family includes wireless controllers, access points, and management tools that deliver wireless LAN and WAN solutions for enterprises of all sizes and types.

•
QFX Series: Our QFX Series of products offers a revolutionary approach that delivers dramatic improvements in data center performance, operating costs, and business agility for enterprises, high-performance computing systems, and cloud providers. Our QFX family, including the QFabric System (QFabric Nodes, Interconnect and Director) and QFX Series Switches (QFX5100, QFX3600, and QFX3500 Switch implements a single-layer network in the data center, enabling improvements in speed, scale, and efficiency by removing legacy barriers and improving business agility.

SSD

Security Products

•
SRX Series Services Gateways for the Data Center: Our high-end SRX Series platforms deliver market-leading performance, scalability, and service integration in a chassis-based form factor ideally suited for medium to large enterprise and service provider data centers and large campus environments where scalability, high performance, and concurrent services, are essential. The SRX Series of dynamic services gateways, running our Junos software, provides firewall/VPN performance and scalability, and includes the AppSecure suite of next-generation security capabilities that deliver greater visibility, enforcement, control, and protection over the network.

•
Secure Access and Access Control Appliances: Our Junos Pulse, Junos Pulse Mobile Security Suite, and SA Series SSL VPN appliances, designed for use in companies of all sizes, are used to provide secure access to corporate resources for remote and mobile users from any web-enabled device, regardless of location. Junos Pulse Access Control Service solutions provide identity-based, location-aware, granular access control that protects clouds and networks from unauthorized access by wired, wireless, and remotely connected endpoints. Pulse Access Control allows for increased policy granularity, transparent deployment of Junos Pulse clients, and simplified policy management, which secures and simplifies bring your own device ("BYOD") initiatives.

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II of this Report, and Note 13, Segments, in Notes to Consolidated Financial Statements in Item 8 Part II of this Report, for an analysis of net product revenues by segment.

Platform Strategy

In addition to our major product families, our software portfolio was a key technology element in our strategy to be the leader in high-performance networking.

Our Junos Platform enables our customers to expand network software into the application space, deploy software clients to control delivery, and accelerate the pace of innovation with an ecosystem of developers. The Junos Platform includes the following products:

•
Junos OS: At the heart of the Junos Platform is Junos OS. We believe Junos OS is fundamentally superior to other network operating systems not only in its design, but also in its development capabilities. The advantages of Junos OS include:

◦	One modular operating system with common base of code and a single, consistent implementation for each control plane feature;

◦	One software release train extended through a highly disciplined and firmly scheduled development process; and

◦	One common modular software architecture that scales across all Junos-based platforms.

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

The security and stability of Junos OS, combined with its modular architecture and common source code base, provides a foundation for delivering performance, reliability, security, and scale at a lower total cost of ownership than multiple operating code base environments. With an increasing number of our platforms able to leverage Junos OS, including routing, switching, and security products, we believe Junos OS provides us a competitive advantage over other major network equipment vendors.

•
Junos Space: Our Junos Space network management platform offers an open, Service-Oriented Architecture-based ("SOA") platform for creating organic and third-party network management applications to drive network innovation. Junos Space includes applications for network infrastructure management and automation that help customers reduce operational cost and complexity and scale services. These include Network Director, Services Activation Director, Security Director, Service Now, and Service Insight.

Our Contrail network orchestration system offers an open-source, standards-based platform for software-defined networks ("SDN") and network function virtualization. This platform enables our customers to address their key problems in the area of network automation, agility, and time-to-service deployment by providing a mechanism to virtualize the network over any physical network and automating the provisioning and management of networking services (such as security and load balancing). Contrail’s differentiation includes a distributed architecture that allows us to build in high-availability and in-service upgrade capabilities; a multi-vendor solution familiar to our customers that allows Contrail to seamlessly interoperate with equipment from major networking vendors; an open-source licensing model, and an orchestration system-agnostic approach that provides REST APIs that can be used by customers to work with their own provisioning and management systems.

Significant Product Development Projects

In 2013, we continued to invest in innovation and strengthening our product portfolio, which resulted in new product offerings during 2013, including a series of new products for the enterprise campus and data center infrastructures, including the EX9200 Ethernet Switch, a programmable core switch, to support emerging applications and growing workloads. Additionally, we enhanced our MX Series portfolio with the release of the MX104, MX2010, and the MX2020, service provider edge routers designed for rapid service delivery and application enablement. We also released the world's smallest Supercore, the PTX3000, to address the scale and flexibility challenges facing service providers as they converge their networks to optimize their business. Furthermore, to help enterprise organizations and service providers address the challenges associated with managing multiple, geographically dispersed data centers, we unveiled MetaFabric, a new architecture for next generation data centers. MetaFabric simplifies and accelerates the deployment and delivery of applications within and across multiple data center locations.

We also announced the availability of Juniper Networks Contrail, a standards-based and highly scalable network virtualization and intelligence solution for SDN and introduced OpenContrail, a new initiative that makes the source code library for Contrail available through an open source license, which we believe will help to foster innovation in SDN. We also announced enhancements to the SDN-ready MX Series 3D Universal Edge Router portfolio that significantly expands system capacity, subscriber bandwidth and service performance.

Customer Service

In addition to our products, we offer support, professional, and educational services. We deliver these services directly to our channel partners and to end-users and utilize a multi-tiered support model, leveraging the capabilities of our partners, and third-party organizations, as appropriate.

We also train our channel partners in the delivery of support, professional, and educational services to ensure these services are locally delivered.

As of December 31, 2013, we employed 1,452 people in our worldwide customer service and support organization. We believe that a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ support engineers, consultants, and educators with proven network experience to provide those services.

Manufacturing and Operations

As of December 31, 2013, we employed 361 people in worldwide manufacturing and operations who primarily manage relationships with our contract manufacturers, manage our supply chain, and monitor and manage product testing and quality.

As of December 31, 2013, we have subcontracted with Celestica Incorporated and Flextronics International Ltd. for the majority of our manufacturing activity. In 2013, we completed the disengagement of Plexus Corporation ("Plexus") as a contract manufacturer as part of our initiative to reduce our contract manufacturers from three to two.

Our manufacturing is primarily conducted through contract manufacturers in the United States ("U.S."), China, Malaysia, Mexico, and Taiwan. Our contract manufacturers in all locations are responsible for all phases of manufacturing from prototypes to full production and assist with activities such as material procurement, final assembly, test, control, shipment to our customers, and repairs. Together with our contract manufacturers, we design, specify, and monitor the tests that are required for our products to meet internal and external quality standards. These arrangements provide us with the following benefits:

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

Our contract manufacturers build our products based on our rolling product demand forecasts. Each contract manufacturer procures components necessary to assemble the products in our forecast and tests the products according to agreed upon specifications. Products are then shipped to our distributors, VARs, or end-users. Generally, we do not own the components, and title to the products transferred from the contract manufacturers to us and immediately to our customers upon delivery at a designated shipment location. If the components remain unused or the products remain unsold for a specified period, we may incur carrying charges or obsolete materials charges for components that our contract manufacturers purchased to build products to meet our forecast or customer orders.

Although we have contracts with our contract manufacturers, those contracts merely set forth a framework within which the contract manufacturer may accept purchase orders from us. The contracts do not require them to manufacture our products on a long-term basis.

We also purchase and hold inventory for strategic reasons and to mitigate the risk of shortages of certain critical component supplies. The majority of our inventory is production components. As a result, we may incur additional holding costs and obsolescence charges, particularly resulting from uncertainties in future product demand.

Our application-specific integrated circuits ("ASICs") are manufactured primarily by sole or limited sources, such as International Business Machines Corporation (“IBM”), each of which is responsible for all aspects of ASICs production using our proprietary designs.

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

Research and Development

We have assembled a team of skilled engineers with extensive experience in the fields of high-end computing, network system design, ASIC design, security, routing protocols, software applications and platforms, and embedded operating systems. As of December 31, 2013, we employed 4,135 people in our worldwide R&D organization.

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, integrating that technology, and maintaining the competitiveness and innovation of our product and service offerings. In our products, we are leveraging our software, ASIC and systems technology, developing additional network interfaces targeted to our customers' applications, and continuing to develop technology to support the build-out of High-IQ networks and cloud environments. We continue to expand the functionality of our products to improve performance reliability and scalability, and to provide an enhanced user interface.

Our R&D process is driven by the availability of new technology, market demand, and customer feedback. We have invested significant time and resources in creating a structured process for all product development projects. Following an assessment of market demand, our R&D team develops a full set of comprehensive functional product specifications based on inputs from the product management and sales organizations. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market. Expenditures for R&D were $1,043.2 million, $1,101.6 million, and $1,026.8 million in 2013, 2012, and 2011, respectively.

Sales and Marketing

As of December 31, 2013, we employed 2,626 people in our worldwide sales and marketing organization. These sales and marketing employees operate in different locations around the world in support of our customers.

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

Channel Sales Structure

A critical part of our sales and marketing efforts are our channel partners through which we conduct the majority of our sales. We utilize various channel partners, including but not limited to:

•
A global network of strategic distributor relationships, as well as region-specific or country-specific distributors who in turn sell to local VARs who sell to end-user customers. Our distribution channel partners sell our SSD product lines as well as the majority of our PSD product lines, including infrastructure products that are often purchased by our enterprise customers. These distributors tend to be focused on particular regions or countries within regions. For example, we have substantial distribution relationships with Ingram Micro in the Americas and Hitachi in Japan. Our agreements with these distributors are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require our distributors to purchase specified quantities of our products. Further, most of our distributors sell our competitor's products, and some sell their own competing products.

•
VARs and Direct value-added resellers ("DVARs"), including our strategic worldwide resellers referenced below, resell our products to end-users around the world. These channel partners either buy our products and services through distributors (VARs), or directly from us, and have expertise in designing, selling, and deploying complex networking solutions in their respective markets. Our agreements with these channel partners are generally non-exclusive, limited by region, and provide product discounts and other ordinary terms of sale. These agreements do not require these channel partners to purchase specified quantities of our products. Increasingly, our service provider customers also resell our products to their customers or purchase our products for the purpose of providing managed or cloud-based services to their customers.

•
Strategic worldwide reseller relationships with established historical alliances including Nokia Siemens Networks B.V. ("NSN"), Ericsson Telecom A.B. (“Ericsson”), and IBM. These companies each offer services and products that complement our own product offerings and act as a reseller, and in some instances integration partners for our products. Our arrangements with these partners allow them to resell our products on a worldwide, non-exclusive basis, provide for product discounts, and specify other general terms of sale. These agreements do not require these partners to purchase specified quantities of our products.

Backlog

Our sales are made primarily pursuant to purchase orders under framework agreements with our customers. At any given time, we have backlog orders for products that have not shipped. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. As of December 31, 2013 and December 31, 2012, our total product backlog was approximately $470.7 million and $410.5 million, respectively. Our product backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within the next six months, and excludes both orders from distributors as we recognize product revenue on sales made through distributors upon sell-through to end-users. Backlog also excludes certain future revenue adjustments for items such as product revenue deferrals, sales return reserves, service revenue allocations, and early payment discounts.

Seasonality

We, as do many companies in our industry, experience seasonal fluctuations in customer spending patterns, particularly in the first quarter. Historically, we have experienced stronger customer demand in the fourth quarter. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

PSD Business

In the network infrastructure business, Cisco Systems, Inc. ("Cisco") has historically been the dominant player in the market. However, our principal competitors also include Alcatel-Lucent, Brocade Communications Systems, Inc. ("Brocade"), Extreme Networks, Inc. ("Extreme Networks"), Hewlett Packard Company ("HP"), and Huawei Technologies Co., Ltd. ("Huawei").

Many of our current and potential competitors, such as Cisco, Alcatel-Lucent, HP, and Huawei, among others, bundle their products with other networking products in a manner that may discourage customers from purchasing our products. In addition, consolidation among competitors, or the acquisition of our partners and resellers by competitors, can increase the competitive pressure faced by us due to their increased size and breadth of their product portfolios. Many of our current and potential competitors have greater name recognition and more extensive customer bases that they may leverage to compete more effectively. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, negatively affecting our operating results.

SSD Business

In the market for SSD products, Cisco generally is our primary competitor with its broad range of products. In addition, there are a number of other competitors for each of the product lines within SSD, including Check Point Software Technologies, Ltd. ("Check Point"), F5 Networks, Inc. ("F5 Networks"), Fortinet, Inc. ("Fortinet"), and Palo Alto Networks, Inc. ("Palo Alto Networks"), among others. These additional competitors tend to be focused on single product line solutions and, therefore, may be considered specialized compared to our broader product line. In addition, a number of public and private companies have announced plans for new products to address the same needs that our products address. We believe that our ability to compete with Cisco and others depends upon our ability to demonstrate that our products are superior in meeting the needs of our current and potential customers.

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

While we rely on patent, copyright, trade secret, and trademark law, as well as confidentiality agreements, to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

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

As of December 31, 2013, we had over 2,000 patents worldwide. Patents generally have a term of twenty years from filing. As our patent portfolio has been built over time, the remaining terms on the individual patents vary.

Employees

As of December 31, 2013, we had 9,483 full-time employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, motivate, and retain qualified personnel. We believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Our future performance depends significantly upon the continued service of our key technical, sales, and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of one or more of our key employees could have a material adverse effect on our business, financial condition, and results of operations.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of the filing of this Report:

Name	Age	Position
Shaygan Kheradpir	53	Chief Executive Officer
Pradeep Sindhu	61	Chief Technical Officer and Vice Chairman of the Board
Robyn M. Denholm	50	Executive Vice President and Chief Financial and Operations Officer
Vince Molinaro	50	Executive Vice President and Chief Customer Officer
Mitchell Gaynor	54	Executive Vice President, General Counsel and Secretary
Rami Rahim	43	Executive Vice President, Platform Systems Division
Terrance F. Spidell	45	Vice President, Corporate Controller and Chief Accounting Officer

SHAYGAN KHERADPIR joined Juniper on January 1, 2014 as Chief Executive Officer, and was appointed to the Board on December 31, 2013. Mr. Kheradpir joined the Company from Barclays PLC where he had been serving as Chief Operations and Technology Officer since March 2013. Prior to his appointment as Chief Operations and Technology Officer, beginning in January 2011, he was Chief Operating Officer of Barclays global retail business bank. From January 2007 to December 2010, Mr. Kheradpir served as the Executive Vice President and Chief Information & Technical Officer for Verizon Communications, where he was responsible for the information technology initiatives of all of Verizon’s business units. Prior to this, Mr. Kheradpir was Senior Vice President and Chief Information Officer for Verizon Telecom, with oversight of all information technology initiatives for the company’s wireline communications unit. Mr. Kheradpir began his communications career with GTE in 1987. Mr. Kheradpir was a member of the National Institute of Standards & Technology VCAT (Visiting Committee on Advanced Technology), an adjunct professor of electrical engineering at Northeastern University, and holds several patents. He was named to CIO magazine’s Hall of Fame in 2007. Mr. Kheradpir holds a Bachelor’s, Master’s and Doctorate degree in Electrical Engineering from Cornell University.

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

ROBYN M. DENHOLM joined Juniper in August 2007 as Executive Vice President and Chief Financial Officer. In July 2013, Ms. Denholm was promoted to Executive Vice President and Chief Financial and Operations Officer. Prior to joining Juniper, Ms. Denholm was at Sun Microsystems, Inc. ("Sun") from January 1996 to August 2007, where she served in executive assignments that included Senior Vice President of Corporate Strategic Planning, Senior Vice President of Finance, Vice President and Corporate Controller (Chief Accounting Officer), Vice President of Finance, Director of Service Division, and Shared Financial Services APAC and Controller, Australia/New Zealand. Prior to joining Sun, Ms. Denholm served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia and holds a Bachelor's degree in Economics from the University of Sydney and a Master's degree in Commerce from the University of New South Wales.

VINCE MOLINARO joined Juniper in 2009, and currently serves as our Executive Vice President and Chief Customer Officer. Prior to joining Juniper, Mr. Molinaro held senior leadership positions at a number of technology companies including Bell Laboratories, Lucent Technologies, Alcatel-Lucent and Internap Network Services. He has extensive domestic and international experience having lived and managed large organizations throughout Europe and the U.S. Mr. Molinaro holds a Bachelor of Science degree in Biomedical Engineering from Boston University and a Master of Science degree in Electrical Engineering from University of Bridgeport.

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
TERRANCE F. SPIDELL joined the Company as Vice President, Assistant Corporate Controller, in August 2011, and has served as Vice President, Corporate Controller, since November 2012. On February 27, 2013, Mr. Spidell assumed the position of Chief Accounting Officer of the Company. Before joining the Company, Mr. Spidell was at VeriSign, Inc., a provider of Internet infrastructure services, as Vice President, Corporate Controller, from June 2009 through July 2011 and as Vice President, Accounting Operations, from March 2008 through June 2009. Prior to VeriSign, Mr. Spidell held various positions, most recently Senior Manager, at PricewaterhouseCoopers, a registered public accounting firm, from November 1993 through March 2008. Mr. Spidell is a Certified Public Accountant and holds a Bachelor in Business Administration, with degrees in Finance and Accounting, from Boise State University.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, with the SEC electronically. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Juniper Networks that file electronically with the SEC. The address of that website is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website at http://www.juniper.net, by contacting the Investor Relations Department at our corporate offices by calling 1-408-936-5396, or by sending an e-mail message to investorrelations@juniper.net. Such reports and other information are available on our website as soon as reasonably practicable after they are filed electronically with the SEC. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, Stock Committee, and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct and Ethics are also available on our website. Information on our website is not a part of this Report.

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

Our quarterly results are unpredictable and subject to substantial fluctuations; as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.

The factors that may cause our quarterly results to vary quarter by quarter and be unpredictable include, but are not limited to: limited visibility into customer spending plans, changes in the mix of products and services sold, changes in the mix of geographies in which our products and services are sold, changing market and economic conditions, current and potential customer consolidation, competition, customer concentration, long sales and implementation cycles, unpredictable ordering patterns, changes in the amount and frequency of share repurchases or dividends, regional economic and political conditions, and seasonality. For example, we, and many companies in our industry, experience adverse seasonal fluctuations in customer spending, particularly in the first quarter. Furthermore market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations. Such adjustments may be difficult or impossible to execute in the short or medium term.

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

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic uncertainty concerns over the sovereign debt situation in certain countries in the European Union, as well as continued turmoil in the geopolitical environment in many parts of the world, have, and may continue to, put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, instability in the global credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term. Therefore, fluctuations in revenue could cause significant variations in our operating results and operating margins from quarter to quarter.

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

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners. For example, Verizon accounted for greater than 10% of our net revenues during 2012. Changes in the business requirements, vendor selection, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. For example, in 2013, Oracle acquired Acme Packet, Inc., and Cisco acquired Meraki Networks, Inc. and Sourcefire, Inc., which further consolidated our market. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

We expect our gross margins to vary over time, and the level of product gross margins achieved by us in recent years may not be sustainable.

We expect our product gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, increases in inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures. For example, in the third quarter of 2012, our margins declined as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Further, we recently announced an IOP to reduce our operating expenses and to focus on cost controls. We expect that our margins will, accordingly, vary with our ability to achieve the goals of the IOP. We can provide no assurance that we will meet our announced expectations, in whole or in part or that our plans will have the intended effects of improving our margins.

To the extent we receive product orders late in a quarter, we may be unable to recognize revenue for these orders in the same period, which could adversely affect our quarterly revenues.

Generally, our PSD products are not stocked by distributors or resellers due to their cost and complexity and the custom nature of configurations required by our customers; we generally build such products as orders are received. In recent years, the volume of orders received late in any given fiscal quarter has generally continued to increase but remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter. Additionally, we determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

We are dependent on sole source and limited source suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on single or limited sources of certain of our components. During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. Any future growth in our business, IT spending and the economy in general is likely to create greater pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. We currently purchase numerous key components, including ASICs, from single or limited sources. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or the cost of carrying inventory. In the event of a component shortage or supply interruption from these suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, which would, in turn, adversely affect our business, financial condition, and results of operations.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added and other reseller and distribution partners, including our worldwide strategic partners such as Ericsson, IBM, and NSN. The majority of our revenues are derived through value-added resellers and distributors, most of which also sell our competitors’ products, and some of which sell their own competing products. Our revenues depend in part on the performance of these partners. The loss of or reduction in sales to our resellers or distributors could materially reduce our revenues. For example, in 2011 and 2012, one of our OEM partners, Dell, acquired Force10 and SonicWall, both competitors of ours. As a result, Dell became increasingly competitive in certain areas, their resale of our products declined, and we ultimately terminated our OEM relationship with Dell. Our competitors may in some cases be effective in leveraging their market share positions or in providing incentives to current or potential resellers and distributors to favor their products or to prevent or reduce sales of our products. If we fail to develop and maintain relationships with our partners, fail to develop new relationships with value-added resellers and distributors in new markets, fail to expand the number of distributors and resellers in existing markets, fail to manage, train or motivate existing value-added resellers and distributors effectively, or if these partners are not successful in their sales efforts, sales of our products may decrease, and our business, financial condition, and results of operations would suffer.

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

Some of our business processes depend upon our information technology ("IT") systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed later in this "Risk Factors" section, beginning in 2012 and we expect, continuing into 2015, we have been implementing major changes to our enterprise resource planning ("ERP") system. Any failure of the new system or interruptions during the transition may impair communications with our manufacturers, and, therefore, adversely affect our ability to build and ship our products.

We also rely upon the performance of the systems and processes of our contract manufacturers to build and ship our products. If those systems and processes experience interruption or delay, our ability to build and ship our products in a timely manner may be harmed. For example, we have experienced instances where our contract manufacturers were not able to ship products in the time periods expected by us, which prevented us from meeting our commitments to our customers. If we are not able to ship our products or if product shipments are delayed, our ability to recognize revenue in a timely manner for those products would be affected and our financial results could be harmed.

Telecommunications and content service provider companies and our other large customers generally require onerous terms and conditions in our contracts with them. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

Telecommunications and content service provider companies, which comprise a significant portion of our customer base, and other large companies, because of their size, generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers, which often translate into more onerous terms and conditions applicable to us. Recently, our customers, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

In addition, service providers have purchased products from other vendors who promised but failed to deliver certain functionality and/or had products that caused problems or outages in the networks of these customers. As a result, these customers may request additional features from us and require substantial penalties for failure to deliver such features or may require substantial penalties for any network outages that may be caused by our products. These additional requests and penalties, if we are required to agree to them, may require us to defer revenue recognition from such sales, which may negatively affect our business, financial condition, and results of operations.

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

We are subject to laws and regulations affecting the sale of our products in a number of areas. For example, some governments have regulations prohibiting government entities from purchasing security products that do not meet specified indigenous certification criteria, even though those criteria may be in conflict with accepted international standards. Other regulations that may negatively impact our business include country of origin regulations. These types of regulations are in effect or under consideration in several jurisdictions where we do business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict minerals.” These minerals are present in our products. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the "conflict minerals” used in our products.

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

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products or product enhancements to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional network infrastructures towards SDN has been receiving considerable attention. In our view, it will take several years to see the full impact of SDN, and we believe the successful products and solutions in this market will combine hardware and software elements together. If we fail to anticipate market requirements or fail to develop and introduce new products or product enhancements to meet those needs in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance.

In addition, in the past two years, we announced new products, including the QFX3000-M QFabric System, T4000 Core Router, EX9200 Ethernet Switch, MX Series Routers, PTX 3000 Packet Transport Router, and Juniper Networks Contrail. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets may be adversely affected. In addition, if we fail to achieve market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. Finally, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel.

Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider and enterprise markets, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. In January 2014, Shaygan Kheradpir became the new CEO of the Company, succeeding Kevin Johnson, who had served as our CEO since September 2008. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel, engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.

We are a party to lawsuits, investigations, proceedings, and other disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any or all of which could harm our business, results of operations, financial condition or cash flows.

We, and certain of our current and former officers and current and former members of our Board of Directors, are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. A description of the securities lawsuits can be found in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading “Legal Proceedings.” In addition, as noted under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission and the U.S. Department of Justice are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of these matters. There can be no assurance that these or any actions or investigations that have been or may in the future be brought against us, our officers, and our directors will be resolved favorably. In connection with any government investigations, in the event the government takes action against us or the parties enter into an agreement to settle the matter, we may be required to pay substantial fines and/or incur other sanctions. The lawsuits and investigations are likely to be expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We are a party to litigation and claims regarding intellectual property rights, resolution of which may be time-consuming and expensive, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers, alleging that our products or services infringe proprietary rights. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation, and may require us to develop non-infringing technologies or enter into license agreements, or to cease engaging in certain activities or offering certain products or services. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, financial condition, and results of operations could be materially and adversely affected.

Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. As of December 31, 2013, our goodwill was $4,057.7 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the past, we experienced a reduction of $1,280.0 million to the carrying value of goodwill on our Consolidated Balance Sheets, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, to a decrease in forecasted future cash flows.

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

We provide demand forecasts to our contract manufacturers and the manufacturers order components and plan capacity based on these forecasts. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in the third quarter of 2012, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, and because our contract manufacturers are third-party manufacturers for numerous other companies, if we underestimate our requirements, as we did in the third quarter of 2010 with respect to certain components, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or could delay or interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.

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

We previously initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning ("ERP") system. In the first quarter of 2010, we implemented a major upgrade of our CRM system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue into 2015. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any disruptions or delays in the design and implementation of the new systems or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

We may face difficulties enforcing our proprietary rights.

We generally rely on a combination of patents, copyrights, trademarks, and trade secret laws and restrictions on disclosure of confidential and proprietary information, to establish and maintain proprietary rights in our technology and products. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of our patent applications will result in issued patents or that any of our patents or other proprietary rights will not be challenged, invalidated, infringed or circumvented or that our rights will, in fact, provide competitive advantages to us or protect our technology, any of which could result in costly product redesign efforts, discontinuance of certain product offerings and other competitive harm. Furthermore, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled our success.

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

Conversely, in the third quarter of 2012, to align our cost structure with long-term strategic plans as part of our productivity and efficiency initiatives, we restructured our business, rebalanced our workforce, and reduced our real estate portfolio. Similarly, in connection with our recently announced IOP, we expect to initiate a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marking and general and administrative expenses. Many of our expenses, such as real estate expenses, are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Moreover, rapid changes in the size of our workforce could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or in other countries in which we operate. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in 2014, we acquired WANDL, Inc. and in 2012, we acquired Contrail Systems Inc. ("Contrail") and Mykonos. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

Our products are highly technical and complex, are critical to the operation of many networks, and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects, malware, or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end-customers. Any errors, defects, malware or security vulnerabilities discovered in our products after commercial release could result in monetary penalties, loss of revenues or delay in revenue recognition, loss of customers, loss of future business and reputation, penalties, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations. In addition, in the event an error, defect, malware, or vulnerability is attributable to a component supplied by a third-party vendor, we may not be able to recover from the vendor all of the costs of remediation that we may incur. In addition, we could face claims for product liability, tort, or breach of warranty or indemnification. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. If our business liability insurance coverage is inadequate, or future coverage is unavailable on acceptable terms or at all, our financial condition and results of operations could be harmed. Moreover, if our products fail to satisfy our customers' quality expectations for whatever reason, the perception of and the demand for our products could be adversely affected.

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

Our products incorporate and rely upon licensed third-party technology, and if licenses of third-party technology do not continue to be available to us or are not available on terms acceptable to us, our revenues and ability to develop and introduce new products could be adversely affected.

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

We sell our products to customers that use those products to build networks and IP infrastructure, and if the demand for network and IP systems does not continue to grow, our business, financial condition, and results of operations could be adversely affected.

A substantial portion of our business and revenues depends on the growth of secure IP infrastructure and on the deployment of our products by customers that depend on the continued growth of IP services. As a result of changes in the economy, capital spending or the building of network capacity in excess of demand, all of which have in the past particularly affected telecommunications service providers, spending on IP infrastructure can vary, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a number of our existing customers are evaluating the build-out of their next generation networks. During the decision-making period when the customers are determining the design of those networks and the selection of the equipment they will use in those networks, such customers may greatly reduce or suspend their spending on secure IP infrastructure. Such delays in purchases can make it more difficult to predict revenues from such customers can cause fluctuations in the level of spending by these customers and, even where our products are ultimately selected, can have a material adverse effect on our business, financial condition, and results of operations.

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

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

Our failure to pay quarterly dividends to our stockholders or the failure to meet our commitments to return capital to our stockholders could have a material adverse affect on our stock price.

In February 2014, we announced our intention to implement payment of a quarterly dividend commencing in the third quarter of 2014. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse affect on our stock price.

In addition, as part of our IOP, the Board of Directors authorized $2.0 billion in share repurchases to be executed through the end of the first quarter of 2015, including $1.2 billion through an accelerated share repurchase program to be entered into during the first quarter of 2014. The capital return plan will be funded by a combination of onshore cash and newly issued debt to preserve our financial flexibility to invest in future growth opportunities and maintain our investment grade credit rating. We can provide no assurances that we will be able to consummate the debt offering on terms acceptable to us or at all. Any failure to meet our commitments to return capital to our shareholders could have an material adverse effect on our stock price.

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes.

In March 2011, we issued senior unsecured notes for an aggregate principle amount of $1.0 billion (see discussion in Note 10, Long-Term Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of December 31, 2013, we had $999.3 million in outstanding long-term debt. We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the Senior Notes. However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Senior Notes) or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

The indenture that governs the Senior Notes also contains various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur liens;

•	incur sale and leaseback transactions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

As a result of these covenants, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to enable compliance with these covenants to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the Senior Notes and any notes issued in connection with the recently-announced capital return program discussed below.

In addition, in February 2014, we announced a capital return program to be effected over three years. We expect to incur additional indebtedness to fund actions expected to be taken pursuant to that program.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At December 31, 2013, we had $2,284.0 million in cash and cash equivalents and $1,813.8 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificate of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters are located on 80 acres of owned land in Sunnyvale, California and includes approximately 0.7 million square feet of owned buildings that we began occupying in November 2012 and into the first half of 2013, as part of our phased campus build-out. In addition to our owned facilities, we lease approximately 0.7 million square feet in buildings as part of our corporate headquarters.

In addition to our leased offices in Sunnyvale, we also lease offices in various locations throughout the United States, Canada, South America, EMEA, and APAC regions, including offices in Australia, China, Hong Kong, India, Ireland, Israel, Japan, the Netherlands, Russia, United Arab Emirates, and the United Kingdom. We lease approximately 2.2 million square feet worldwide, with approximately 54 percent in North America. Each leased facility is subject to an individual lease or sublease, which could provide various options to renew/terminate the agreement or to expand/contract the leased space.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
The principal market in which our common stock is traded is the New York Stock Exchange (the "NYSE") under the symbol JNPR. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years as reported on the NYSE.

	2013		2012
	High	Low	High	Low
First quarter	$22.98	$18.47	$25.04	$19.67
Second quarter	$19.62	$15.62	$22.89	$15.31
Third quarter	$22.25	$18.71	$20.00	$14.01
Fourth quarter	$22.71	$18.36	$20.67	$15.77

Stockholders
As of February 21, 2014, there were 908 stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

Dividends

We have never paid cash dividends on our common stock. In February 2014, we announced our intention of declaring a quarterly cash dividend of $0.10 per share of common stock beginning in the third quarter of 2014. However, the declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on our financial performance, economic outlook, and any other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding compensation plans under which equity securities are authorized for issuance, see Note 12, Employee Benefit Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides share repurchase activity during the three months ended December 31, 2013 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2013	0.4	$20.23	0.3	$1,232.9
November 1 - November 30, 2013	5.0	$19.84	4.9	$1,135.1
December 1 - December 31, 2013	6.6	$20.96	6.6	$997.7
Total	12.0	$20.47	11.8
________________________________

(1)
Amounts include repurchases under our stock repurchase program and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards. The amount of shares of common stock repurchased from our employees in connection with minimum tax withholdings was not significant during the three months ended December 31, 2013.

(2)
Shares were repurchased under our stock repurchase program approved by the Board in June 2012 and in July 2013, which authorized us to purchase an aggregate of up to $2.0 billion of our common stock. Future share repurchases under this program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

Company Stock Performance

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on December 31, 2008, in each of Juniper Networks' common stock, the Standard & Poor's 500 Stock Index (“S&P 500”), the NYSE Dow Jones Industrial Average (“DJI”), and the NASDAQ Telecommunications Index (“IXTC”). The graph shall not be deemed to be incorporated by reference into other SEC filings; nor deemed to be soliciting material or filed with the Commission or subject to Regulation 14A or 14C or subject to Section 18 of the Exchange Act. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Stock Performance Graph

$250
$225
$200
$175
$150
$125
$100
2008
2009
2010
2011
2012
2013
Juniper Networks, Inc.("JNPR")
S&P 500
DJI
IXTC

	As of December 31,
	2008	2009	2010	2011	2012	2013
JNPR	$100.00	$152.31	$210.85	$116.56	$112.34	$128.90
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
DJI	$100.00	$122.60	$139.81	$151.47	$166.87	$216.20
IXTC	$100.00	$137.19	$148.93	$130.81	$132.54	$180.87

ITEM 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data,” of this Report, which are incorporated herein by reference.

The information presented below reflects the impact of certain significant transactions and the adoption of certain accounting pronouncements, which makes a direct comparison difficult between each of the last five fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2013, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Report.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2013(a)	2012(b)	2011(c)	2010(d)	2009(e)
	(In millions, except per share amounts)
Net revenues	$4,669.1	$4,365.4	$4,448.7	$4,093.3	$3,315.9
Cost of revenues	1,727.7	1,656.6	1,580.1	1,351.5	1,132.7
Gross margin	2,941.4	2,708.8	2,868.6	2,741.8	2,183.2
Operating expenses	2,375.5	2,400.7	2,250.1	1,974.2	1,872.5
Operating income	565.9	308.1	618.5	767.6	310.7
Other (expense) income, net	(40.4)	(16.6)	(46.8)	10.6	1.4
Income before income taxes and noncontrolling interest	525.5	291.5	571.7	778.2	312.1
Income tax provision	85.7	105.0	146.7	158.8	196.9
Consolidated net income	439.8	186.5	425.0	619.4	115.2
Adjust for net loss (income) attributable to noncontrolling interest	—	—	0.1	(1.0)	1.8
Net income attributable to Juniper Networks	$439.8	$186.5	$425.1	$618.4	$117.0
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.88	$0.36	$0.80	$1.18	$0.22
Diluted	$0.86	$0.35	$0.79	$1.15	$0.22
Shares used in computing net income per share:
Basic	501.8	520.9	529.8	522.4	523.6
Diluted	510.3	526.2	541.4	538.8	534.0

(a)
Includes the following significant pre-tax items: restructuring and other charges of $47.5 million, interest expense on debt (net of amounts capitalized) of $45.2 million, and an increase in depreciation expense within research and development of $28.3 million related to a change in estimate of the useful lives of certain computers and equipment. In addition, includes $64.2 million of significant tax items for a multi-year claim related to the U.S. production activities deduction, a tax settlement with the Internal Revenue Service ("IRS"), and the reinstatement of the U.S. federal R&D tax credit on January 2, 2013 retroactive to January 1, 2012.

(b)
Includes the following significant pre-tax items: restructuring and other charges of $99.7 million, interest expense on debt (net of amounts capitalized) of $40.0 million, and a net gain on privately-held investments of $25.5 million.

(c)	Includes the following significant pre-tax items: restructuring and other charges of $30.6 million and interest expense on debt (net of amounts capitalized) of $37.7 million.

(d)
Includes pre-tax restructuring charges of $10.8 million. In addition, includes a non-recurring income tax benefit of $54.1 million recorded in the first quarter from a change in estimate of unrecognized tax benefits related to share-based compensation.

(e)
Includes the following significant pre-tax items: Litigation settlement charges of $182.3 million and restructuring charges of $19.5 million. In addition, includes the following significant tax items: $61.8 million related to the write-off of certain net deferred tax assets resulting from a change in California income tax law, $52.1 million related to a change in the tax treatment of stock-based compensation expense in transfer pricing arrangements for certain U.S. multinational companies due to a federal appellate court ruling, and $4.6 million related to an investigation by the India tax authorities.

Consolidated Balance Sheet Data

	As of December 31,
	2013	2012	2011	2010	2009
	(In millions)
Cash, cash equivalents, and investments	$4,097.8	$3,837.4	$4,292.4	$2,821.6	$2,658.7
Working capital	2,262.5	2,178.7	2,973.0	1,742.4	1,503.2
Goodwill	4,057.7	4,057.8	3,928.1	3,927.8	3,658.6
Total assets	10,326.0	9,832.1	9,983.8	8,467.9	7,590.3
Long-term debt	999.3	999.2	999.0	—	—
Total long-term liabilities (excluding long-term debt)	583.1	411.4	428.4	387.1	389.7
Total Juniper Networks stockholders' equity	$7,302.2	$6,999.0	$7,089.2	$6,608.2	$5,822.1

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with the Consolidated Financial Statements and the related notes in Item 8, of this Report.

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and spare parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks, which combine scale and performance with agility and efficiency, so customers can build the best networks for their businesses. Our routing, switching and security products address the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas, EMEA, and APAC. During 2013, we operated under two business segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). Our PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic between data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), and consumer and business devices. Our SSD segment offers solutions focused on network security and network services applications for both service providers and enterprise customers. Both segments offer worldwide services, including technical support and professional services, as well as educational and training programs to our customers. During 2013, we realigned certain products from our PSD segment to our SSD segment in connection with our acquisition of Contrail Systems Inc ("Contrail"). In addition, we consolidated operational oversight and management of all security products within the SSD segment. As a result of this product realignment, security products previously reported in the PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. We reclassified the segment data for the prior years to conform to the current year presentation. We believe these changes provide investors with increased financial reporting transparency and enable better insight into the market and performance trends driving our business.
During 2013, we saw revenue growth in both our service provider and enterprise markets as well as a shift in product mix towards edge routing, switching and data center solutions. We continue to remain focused on turning around the security business as customers build High-IQ networks and cloud environments. Further, we believe that we are experiencing an improving but still uncertain global macroeconomic environment in which our customers exercise care and conservatism in their investment prioritization and project deployments. We expect that our customers will remain thoughtful with their capital spending. We believe our product gross margins may decline in the future due to competitive pricing pressures, which may be offset by additional operational improvements and cost efficiencies. Nevertheless, we are focused on executing our strategy to address the market trends of mobile Internet and cloud computing and we continue to believe there are positive long-term fundamentals for high-performance networking, including High-IQ networking, as well as cloud environments for data centers.

We continued to invest in innovation and strengthening our product portfolio, which resulted in new product offerings during 2013, including a series of new products for the enterprise campus and data center infrastructures, including the EX9200 Ethernet Switch, a programmable core switch, to support emerging applications and growing workloads. Additionally, we enhanced our MX Series portfolio with the release of the MX104, the MX2010, and the MX2020, service provider edge routers designed for rapid service delivery and application enablement. We also released the world's smallest Supercore, the PTX3000, to address the scale and flexibility challenges facing service providers as they converge their networks to optimize their business. Furthermore, to help enterprise organizations and service providers address the challenges associated with managing multiple, geographically dispersed data centers, we unveiled MetaFabric, a new architecture for next generation data centers. MetaFabric simplifies and accelerates the deployment and delivery of applications within and across multiple data center locations.

We also announced the availability of Juniper Networks Contrail, a standards-based and highly scalable network virtualization and intelligence solution for SDN and introduced OpenContrail, a new initiative that makes the source code library for Contrail available through an open source license, which we believe will help to foster innovation in SDN. We also announced enhancements to the SDN-ready MX Series 3D Universal Edge Router portfolio that significantly expands system capacity, subscriber bandwidth and service performance.

During 2013, we initiated a restructuring plan (the "2013 Restructuring Plan") to continue to improve our cost structure and rationalize our product portfolio and rebalance our investments. The 2013 Restructuring Plan consists of workforce reductions, contract terminations, and project cancellations of which $28.3 million were recorded in 2013. We were not able to achieve the full benefit of our cost savings goal of $100.0 million in 2013. See Note 9, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further discussion of our restructuring activities.

In February 2014, we announced an integrated operating plan ("IOP") to refocus the Company on innovation that matters most to service providers and enterprises where demand for High-IQ Networks and best-in-class cloud environments are driving growth. The IOP strategy capitalizes upon our engineering expertise across routing, switching, security, control and network management to align our focus to become a leading provider of secure High-IQ Networks while serving the needs of Cloud Builders. Through the execution of the IOP, we plan to coalesce our engineering talent, go-to-market teams and R&D around this strategy resulting in streamlined operations and business portfolio and operational efficiencies. As we implement the IOP, it is possible that our segments may change.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics for the years ended December 31, 2013, 2012, and 2011 (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	As of and for the Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Net revenues	$4,669.1	$4,365.4	$4,448.7	$303.7	7%	$(83.3)	(2)%

Gross Margin	$2,941.4	$2,708.8	$2,868.6	$232.6	9%	$(159.8)	(6)%
Percentage of net revenues	63.0%	62.1%	64.5%

Operating income	$565.9	$308.1	$618.5	$257.8	84%	$(310.4)	(50)%
Percentage of net revenues	12.1%	7.1%	13.9%
Net income attributable to Juniper Networks	$439.8	$186.5	$425.1	$253.3	136%	$(238.6)	(56)%
Percentage of net revenues	9.4%	4.3%	9.6%
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.88	$0.36	$0.80	$0.52	144%	$(0.44)	(55)%
Diluted	$0.86	$0.35	$0.79	$0.51	146%	$(0.44)	(56)%
Stock repurchase plan activity	$570.6	$645.6	$541.2	$(75.0)	(12)%	$104.4	19%

Operating cash flows	$842.3	$642.4	$986.7	$199.9	31%	$(344.3)	(35)%
DSO (*)	41	35	46	6	17%	(11)	(24)%
Book-to-bill (*)	>1	>1	1

Deferred revenue	$1,069.3	$923.4	$967.0	$145.9	16%	$(43.6)	(5)%

________________________________

(*)	DSO and book-to-bill are for the fourth quarter ended 2013, 2012, and 2011.

•
Net Revenues: During 2013, compared to 2012, we experienced net revenue growth in the Americas, in both service provider and enterprise, offset by declines in revenue in APAC and EMEA. The year-over-year increase in our net revenues during 2013 was primarily due to increases in edge routing, switching, and services, partially offset by a decline in our security products.

•
Gross Margin: Our gross margin as a percentage of net revenues increased in 2013, compared to 2012, primarily due to higher restructuring and other charges recorded in 2012, partially offset by higher inventory provisions in 2013 for legacy platforms.

•
Operating Income: Our operating income as a percentage of revenues increased in 2013, compared to 2012, primarily due to growth in net revenues. Also contributing to the increase in operating income were lower restructuring and other charges of $52.2 million compared to 2012.

•
Stock Repurchase Plan Activity: Under our stock repurchase programs, we repurchased approximately 28.9 million shares of our common stock in the open market at an average price of $19.76 per share for an aggregate purchase of $570.6 million during the year ended December 31, 2013.

•
Operating Cash Flows: Operating cash flows increased in 2013, compared to 2012, primarily due to higher net income, the timing of payments to our vendors, higher deferred revenue, and lower taxes paid, partially offset by the timing of payments for incentive compensation to our employees and the timing of receipts from our customers.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the quarter ended December 31, 2013 increased by 6 days, or 17% compared to the quarter ended December 31, 2012. The increase was primarily due to large multi-year service renewals at the end of the period which increased our outstanding receivables compared to the same period in 2012. DSO for the quarter ended December 31, 2012 decreased 11 days, or 24% compared to the quarter ended December 31, 2011. The decrease was primarily due to shipment linearity, resulting in a greater proportion of the periods shipments converted to cash by the end of the period and an increase in collections on our outstanding receivables.

•
Book-to-Bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was greater than one for both the quarters ended December 31, 2013 and December 31, 2012 indicating strong product demand, and one for the quarter ended December 31, 2011.

•
Deferred Revenue: Total deferred revenue increased $145.9 million to $1,069.3 million as of December 31, 2013, compared to $923.4 million as of December 31, 2012, primarily due to an increase in deferred service revenue driven by the execution of several multi-year support agreements, and to a lesser extent an increase in annual agreement renewals, slightly offset by a decrease in deferred product revenue.

Critical Accounting Policies and Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of share-based compensation, and litigation. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For further information about our significant accounting policies, see Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

•
Goodwill. We make significant estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue from the acquired customer and product base, and the expected use of the acquired assets. These factors are also considered in determining the useful life of the acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.

We evaluate goodwill on an annual basis as of November 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. Goodwill is tested for impairment at the reporting unit level, which is one level below our operating segment level, by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using significant judgment based on a combination of the income and the market approaches. Under the income approach, we estimate fair value of a reporting unit based on the present value of forecasted future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, we estimate fair value of our reporting units based on an analysis that compares the value of the reporting units to values of publicly-traded companies in similar lines of business. If the fair value of the reporting unit does not exceed the carrying value of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. When the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. As of December 31, 2013, goodwill recorded for our PSD segment and SSD segment was $1,616.6 million and $2,441.1 million, respectively. The fair value of our reporting units, in particular SSD, are sensitive to events or changes in circumstances, such as adverse changes in operating results or macro-economic conditions, changes in management's business strategy, or declines in our stock price. A hypothetical 5% decrease in the estimated fair value of our reporting units would result in the fair value of our SSD segment to be equal to its carrying value. See Item 1A of Part I, "Risk Factors," for more information.

•
Inventory Valuation and Contract Manufacturer Liabilities. Inventory consists primarily of component parts to be used in the manufacturing process and is stated at lower of average cost or market. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete, to adjust inventory to its estimated realizable value. In determining the provision, we also consider estimated recovery rates based on the nature of the inventory. As of December 31, 2013 and December 31, 2012, our inventory balances were $52.7 million and $57.2 million, respectively.

We establish a liability for non-cancelable, non-returnable purchase commitments with our contract manufacturers for quantities in excess of our demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on our demand forecasts or customer orders. We also take estimated recoveries of aged inventory into consideration when determining the liability. As of December 31, 2013 and December 31, 2012, our contract manufacturer liabilities were $22.9 million and $27.7 million, respectively.

Significant judgment is used in establishing our forecasts of future demand, recovery rates based on the nature and age of inventory, and obsolete material exposures. We perform a detailed analysis and review of data used in establishing our demand forecasts. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors within and outside of our control, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and our customer requirements, we may be required to increase our inventory write-downs and contract manufacturer liabilities, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer liabilities. Inventory and supply chain management remains an area of focus as we balance the risk of material obsolescence and supply chain flexibility in order to reduce lead times.

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

Under our revenue recognition policies, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”) if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. ESP is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and product life cycle. Consideration is also given to market conditions such as industry pricing strategies and technology life cycles. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. We do not use TPE as we do not consider our products to be similar or interchangeable to our competitors' products in standalone sales to similarly situated customers. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period, which is generally one to three years. We applied ESP to the majority of our product revenue and VSOE to our service revenue in 2013, 2012, and 2011.

•
Income Taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Product	$3,519.9	$3,262.1	$3,478.3	$257.8	8%	$(216.2)	(6)%
Percentage of net revenues	75.4%	74.7%	78.2%
Service	1,149.2	1,103.3	970.4	45.9	4%	132.9	14%
Percentage of net revenues	24.6%	25.3%	21.8%
Total net revenues	$4,669.1	$4,365.4	$4,448.7	$303.7	7%	$(83.3)	(2)%

2013 Compared to 2012

The increase in product revenues in 2013, compared to 2012, was primarily due to an increase in the volume of sales of our edge routing products and switching products to both service provider and enterprise customers, reflecting customer demand for high-performance networking, such as High-IQ networks, and cloud environments for data centers. Also contributing to the increase in product revenues was new product introductions for the enterprise campus and data center infrastructures, partially offset by a decrease in sales of our security products.

The increase in service revenue in 2013, compared to 2012, was primarily driven by strong contract renewals from our installed base across our routing, switching, and security products.

2012 Compared to 2011

The decrease in product revenues in 2012, compared to 2011, was primarily due to a decline in sales of our core and edge routing, and firewall products, partially offset by an increase in our switching and high-end SRX products.

The increase in service revenues in 2012, compared to 2011, was primarily driven by strong contract renewals for certain edge routing, switching and security products.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Service Provider	$3,054.2	$2,811.2	$2,833.0	$243.0	9%	$(21.8)	(1)%
Percentage of net revenues	65.4%	64.4%	63.7%
Enterprise	1,614.9	1,554.2	1,615.7	60.7	4%	(61.5)	(4)%
Percentage of net revenues	34.6%	35.6%	36.3%
Total net revenues	$4,669.1	$4,365.4	$4,448.7	$303.7	7%	$(83.3)	(2)%

Market

We sell our high-performance network products and service offerings from both our PSD and SSD segments to two primary markets: service provider and enterprise. Determination of which market a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market generally is comprised of businesses; federal, state, and local governments; financial services; and research and education institutions.

2013 Compared to 2012

Net revenues from sales to the service provider market increased in 2013, compared to 2012, primarily due to an increase in sales to content providers and cable providers in the Americas, partially offset by a slight decrease in sales with wireless carriers, while the service provider market in EMEA and APAC was relatively flat. In addition, service provider demand for switching and data center solutions in 2013 was stronger than in 2012.

Net revenues from the enterprise market increased in 2013, compared to 2012, primarily due to broad-based growth in the Americas enterprise market, as well as recognition of a large U.S. federal government contract, partially offset by weaker demand in APAC and EMEA.

2012 Compared to 2011

Net revenues from sales to the service provider market decreased in 2012, compared to 2011, primarily due to reduced routing purchases by some of our international and content service providers, partially offset by strong growth from large service providers in the Americas.

Net revenues generated from the enterprise market decreased in 2012, compared to 2011, primarily due to lower revenue in federal and financial services, offset by our expanding presence in APAC and EMEA.

Customer

No customer accounted for greater than 10% of our net revenues during the year ended December 31, 2013 and 2011. During the year ended December 31, 2012, Verizon accounted for 10.3% of our net revenues.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Americas:
United States	$2,381.5	$2,067.5	$2,015.8	$314.0	15%	$51.7	3%
Other	232.0	218.4	222.2	13.6	6%	(3.8)	(2)%
Total Americas	2,613.5	2,285.9	2,238.0	327.6	14%	47.9	2%
Percentage of net revenues	56.0%	52.4%	50.3%
EMEA	1,256.9	1,266.3	1,339.8	(9.4)	(1)%	(73.5)	(5)%
Percentage of net revenues	26.9%	29.0%	30.1%
APAC	798.7	813.2	870.9	(14.5)	(2)%	(57.7)	(7)%
Percentage of net revenues	17.1%	18.6%	19.6%
Total net revenues	$4,669.1	$4,365.4	$4,448.7	$303.7	7%	$(83.3)	(2)%

2013 Compared to 2012

Net revenues in the Americas increased in 2013, compared to 2012, primarily due to an increase in revenues from both the service provider and enterprise markets. The increase in service provider revenues was due to an increase in sales to content providers and cable providers, partially offset by a slight decrease in sales to carriers. The increase in enterprise revenues in 2013, compared to 2012, was primarily attributable to a broad-based improvement in customer demand as well as the recognition of a large U.S. federal government contract.

Net revenues in EMEA decreased in 2013, compared to 2012, primarily due to a decline in revenues in the enterprise market attributable to certain large sales in 2012.

Net revenues in APAC decreased in 2013, compared to 2012, primarily due to lower revenues in enterprise resulting from weaker conditions in the China enterprise market. Service provider revenues were relatively flat as a decline in sales with certain large service providers in Japan were offset by higher revenue with certain large carriers in China. Additionally, the recognition of revenue from a large service provider in Singapore was offset by declines in revenues from certain service providers in APAC.

2012 Compared to 2011

Net revenues in the Americas increased in 2012, compared to 2011, primarily due to increased sales in the United States to certain service providers, offset by a decline in the enterprise market particularly among federal and financial services customers.

Net revenues in EMEA decreased in 2012, compared to 2011, primarily due to decreased sales in Western and Southern Europe, which we believe was a result of the challenging economic climate in those areas. The decrease was partially offset by increased revenues in the Middle East and from a top service provider in Eastern Europe, across a broad range of our product portfolio.

Net revenues in APAC decreased in 2012, compared to 2011, primarily due to a decrease in sales to a certain service provider customer in Japan, following a large product deployment that occurred in 2011.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Product gross margin	$2,243.3	$2,058.1	$2,323.0	$185.2	9%	$(264.9)	(11)%
Percentage of product revenues	63.7%	63.1%	66.8%
Service gross margin	698.1	650.7	545.6	47.4	7%	105.1	19%
Percentage of service revenues	60.7%	59.0%	56.2%
Total gross margin	$2,941.4	$2,708.8	$2,868.6	$232.6	9%	$(159.8)	(6)%
Percentage of net revenues	63.0%	62.1%	64.5%

2013 Compared to 2012

Product gross margin percentage increased slightly in 2013, compared to 2012, primarily due to higher restructuring and other charges recorded in 2012, partially offset by higher inventory provisions in 2013 for legacy platforms. Product gross margin benefited from cost reductions in the supply chain in 2013, which more than offset the impact of higher pricing discounts.

Service gross margin increased in 2013, compared to 2012, primarily due to higher service revenues and greater efficiency in the delivery of services.

2012 Compared to 2011

Product gross margin percentage decreased in 2012, compared to 2011, primarily due to a $44.3 million inventory charge related to component inventory held in excess of forecasted demand and to an intangible asset impairment charge of $16.1 million related to our 2012 restructuring activities. To a lesser extent, the decrease was due to an increase in the size and number of strategic contracts with lower margins and to a shift in product mix to lower margin products.

Service gross margin increased in 2012, compared to 2011, primarily due to higher service revenues, combined with a continuing focus on operational improvements and cost efficiencies.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Research and development	$1,043.2	$1,101.6	$1,026.8	$(58.4)	(5)%	$74.8	7%
Percentage of net revenues	22.3%	25.2%	23.1%
Sales and marketing	1,075.9	1,045.5	1,005.2	30.4	3%	40.3	4%
Percentage of net revenues	23.1%	24.0%	22.6%
General and administrative	217.3	206.8	187.5	10.5	5%	19.3	10%
Percentage of net revenues	4.7%	4.7%	4.2%
Restructuring and other charges	39.1	46.8	30.6	(7.7)	(16)%	16.2	53%
Percentage of net revenues	0.8%	1.1%	0.7%
Total operating expenses	$2,375.5	$2,400.7	$2,250.1	$(25.2)	(1)%	$150.6	7%
Percentage of net revenues	50.9%	55.0%	50.6%

Our operating expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, benefits, share-based compensation, and travel, and we expect this trend to continue. Facility and information technology (“IT”) departmental costs are allocated to other departments based on usage and headcount. Facility and IT related headcount was 396, 368, and 375, as of December 31, 2013, 2012, and 2011, respectively. We had a total of 9,483, 9,234, and 9,129 employees as of December 31, 2013, 2012, and 2011, respectively.

We expect to initiate a substantial cost reduction plan in connection with the IOP accomplished through various restructuring activities resulting in annualized operating expense savings of $160 million across research and development, sales and marking and general and administrative expenses. We are not able to make a reasonable estimate of future restructuring costs associated with the IOP.

2013 Compared to 2012

Research and development expense decreased in 2013, compared to 2012, primarily due to lower depreciation expense of $28.3 million attributable to the extended useful lives of computers and equipment in 2013 as well as lower prototype development costs of $18.6 million. In addition, outside services, facilities, and IT costs decreased related to the cancellation of certain projects and facility closures. The decrease in research and development expense was partially offset by increases in personnel-related expenses primarily attributable to higher share-based compensation expense, and to a lesser extent, higher variable compensation. Research and development headcount increased 1% from 4,081 as of December 31, 2012 to 4,135 as of December 31, 2013. Additionally, we continued to shift headcount to lower cost regions.

Sales and marketing expense increased in 2013, compared to 2012, primarily due to higher personnel-related expenses related to an increase in commission expense driven by improved sales achievement, partially offset by lower share-based compensation expense and lower outside service and travel due to our cost reduction efforts and creating efficiency in our sales activities. Sales and marketing headcount decreased 2% from 2,680 as of December 31, 2012 to 2,626 as of December 31, 2013 as a result of our restructuring activities.

General and administrative expense increased in 2013, compared to 2012, primarily due to higher litigation costs. The increase in general and administrative expense was partially offset by lower personnel-related expenses, primarily share-based compensation expense. General and administrative headcount increased 6% from 486 as of December 31, 2012 to 513 as of December 31, 2013 to support our finance-related initiatives, including our ERP implementation.

Restructuring and other charges decreased in 2013, compared to 2012, due to higher charges recorded in 2012 in connection with our 2012 Restructuring Plan. During 2013, we implemented the 2013 Restructuring Plan and incurred restructuring charges of $39.1 million related to workforce reductions, contract terminations, project cancellations, and facility closures in connection with our plans. In connection with our 2013 Restructuring Plan, we expect to record aggregate future charges of up to $2.0 million related to severance charges. See Note 9, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further discussion of our restructuring activities.

2012 Compared to 2011

Research and development expense increased in 2012, compared to 2011, primarily due to an increase in engineering program costs driven by new product initiatives in the first half of the year in addition to higher variable compensation. Our research and development headcount decreased by 1% as of December 31, 2012, to 4,081 compared to 4,138 as of December 31, 2011, as a result of our restructuring activities in the second half of 2012.

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

General and administrative expense increased in 2012, compared to 2011, primarily due to an increase in outside professional services, which consists of legal and consulting fees to support our finance-related initiatives, including our ERP implementation. The increase in general and administrative expense was also attributable to the increase in general and administrative headcount which increased 5% from 463 as of December 31, 2011 to 486 as of December 31, 2012.

Restructuring and other charges increased in 2012, compared to 2011, due to the 2012 Restructuring Plan initiated in the third quarter of 2012 to bring our cost structure in line with our desired long-term financial and strategic model. To a lesser extent, we also incurred charges related to a restructuring plan (the "2011 Restructuring Plan") implemented in the third quarter of 2011 to align our business operations with macroeconomic and other market conditions. During 2012, we incurred $46.8 million of restructuring and other charges related to our restructuring plans primarily for workforce reductions and facility closures.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards ("awards"), which include stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs"), as well as our Employee Stock Purchase Plan ("ESPP") was recorded in the following cost and expense categories (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Cost of revenues - Product	$4.7	$4.6	$4.6	$0.1	2%	$—	—%
Cost of revenues - Service	15.4	17.0	15.7	(1.6)	(9)%	1.3	8%
Research and development	127.6	109.1	97.7	18.5	17%	11.4	12%
Sales and marketing	70.9	81.6	70.9	(10.7)	(13)%	10.7	15%
General and administrative	26.0	31.1	33.3	(5.1)	(16)%	(2.2)	(7)%
Total	$244.6	$243.4	$222.2	$1.2	—%	$21.2	10%

2013 Compared to 2012

Share-based compensation expense remained consistent in 2013, compared to 2012. Offsetting increases in expense related to RSAs assumed in connection with our acquisition of Contrail at the end of 2012 were decreases in actual shares vested and a decline in grant date fair values due to our lower stock prices.
2012 Compared to 2011

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

Other Expense, Net and Income Tax Provision

The following table presents other expense, net and income tax provision (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Interest income	$8.7	$11.0	$9.7	$(2.3)	(21)%	$1.3	13%
Interest expense	(58.4)	(52.9)	(49.5)	(5.5)	10%	(3.4)	7%
Other	9.3	25.3	(7.0)	(16.0)	(63)%	32.3	(461)%
Total other expense, net	$(40.4)	$(16.6)	$(46.8)	$(23.8)	143%	$30.2	(65)%
Percentage of net revenues	(0.9)%	(0.4)%	(1.1)%

Income tax provision	$85.7	$105.0	$146.7	$(19.3)	(18)%	$(41.7)	(28)%
Effective tax rate	16.3%	36.0%	25.7%

Other Expense, Net

Interest income primarily includes interest income from our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense from our long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

2013 Compared to 2012

Interest income decreased in 2013, compared to 2012, due to lower cash balances and interest rates, as well as a shift to certain investments yielding lower interest.

Interest expense increased in 2013, compared to 2012, primarily due to higher capitalized interest in 2012 resulting from our phased campus build-out.

Other expense was lower in 2013, compared to 2012, due to higher net gains recorded in 2012 related to our privately-held investments which included a $14.7 million gain from the acquisition of our privately-held investment in Contrail.

2012 Compared to 2011

Interest income increased in 2012, compared to 2011, primarily due to a higher balance of long-term investments yielding higher interest.

Interest expense increased in 2012, compared to 2011, primarily due to the issuance of $1.0 billion of our senior notes (the "Notes") near the end of the first quarter of 2011 and related interest expense of $40.0 million, net of capitalized interest.

In 2012, we recognized gains in Other of $45.5 million, including a gain of $14.7 million from the acquisition of our privately-held investment in Contrail, and impairment losses of $20.0 million included in Other, related to our privately-held investments. In 2011, Other included certain legal expenses unrelated to current or recent operations of approximately $7.0 million.

Income Tax Provision

The effective rate for 2013 was lower than the federal statutory rate of 35% primarily due to the benefit of the federal research and development ("R&D") credit, a tax settlement with the Internal Revenue Service (“IRS”), recognition of domestic production activities deductions, and earnings in foreign jurisdictions, which are subject to lower tax rates.

The effective tax rate for 2012 was substantially similar to the federal statutory rate of 35%. The increase in the overall effective tax rate for 2012 compared to 2011 was primarily due to the effect of changes in foreign earnings and the exclusion of the benefit for the federal R&D credit which expired on December 31, 2011.

The effective tax rate for 2011 differed from the federal statutory rate of 35% primarily due to the federal R&D credit and the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. As a result of the expiration of the federal research and development credit on December 31, 2013, we expect our effective tax rate to increase in 2014. See Item1A of Part I, "Risk Factors" of this Report for a description of relevant risks which may adversely affect our results.

For a complete reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our income tax provision, see Note 14, Income Taxes, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Segment Information

For a description of the products and services for each segment, see Item 1, Business, in Part I of this Report. A description of the measures included in segment contribution margin can also be found in Note 13, Segment Information, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report. Select segment financial data for each of the three years in the period ended December 31, 2013 was as follows:

Platform Systems Division Segment
(in millions, except percentages)

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
PSD product revenues:
Routing	$2,243.6	$1,946.8	$2,166.1	$296.8	15%	$(219.3)	(10)%
Switching	638.0	554.8	495.8	83.2	15%	59.0	12%
Total PSD product revenues	2,881.6	2,501.6	2,661.9	380.0	15%	(160.3)	(6)%
PSD service revenues	796.6	769.2	645.0	27.4	4%	124.2	19%
Total PSD revenues	$3,678.2	$3,270.8	$3,306.9	$407.4	12%	$(36.1)	(1)%

PSD contribution margin (*)	$1,621.0	$1,276.4	$1,426.8	$344.6	27%	$(150.4)	(11)%
Percentage of PSD revenues	44.1%	39.0%	43.1%
_______________________________

(*)
A reconciliation of total segment contribution margin to income before income taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Consolidated Financial Statement in Item 8 of this Report.

2013 Compared to 2012

PSD product revenues increased in 2013, compared to 2012, primarily due to higher revenue from edge routing and switching products, specifically due to the growth in MX, PTX, EX, and QFabric product families as result of new products and enhancements for the enterprise campus and data center infrastructures.

A majority of our service revenues are earned from customers that purchase our products and enter into contracts for support services. PSD service revenues increased in 2013, compared to 2012, primarily due to strong contract renewals for support services.

PSD contribution margin as a percent of PSD revenues increased in 2013, compared to 2012, primarily due to a combination of revenue growth and lower operating expenses.

2012 Compared to 2011

PSD product revenues decreased in 2012, compared to 2011, due to the decline in sales of our core and edge routing products. The decline in sales was primarily attributable to lower spending by international customers and by content service provider customers in Americas, partially offset by an increase in sales of our switching products. PSD service revenues increased in 2012, compared to 2011, primarily due to strong contract renewals for support services.

PSD contribution margin as a percent of PSD revenues decreased in 2012, compared to 2011, primarily due to a decline in revenues. The decrease was also attributable to a shift in product mix to lower margin products and higher prototype development costs in 2012. The decrease in contribution margin was partially offset by reduced costs as a result of a continuing focus on operational improvements and cost efficiencies.

Software Solutions Division Segment
(in millions, except percentages)

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
SSD product revenues:
Security	$564.3	$669.9	$698.3	$(105.6)	(16)%	$(28.4)	(4)%
Routing	74.0	90.6	118.1	(16.6)	(18)%	(27.5)	(23)%
Total SSD product revenues	638.3	760.5	816.4	(122.2)	(16)%	(55.9)	(7)%
SSD service revenues	352.6	334.1	325.4	18.5	6%	8.7	3%
Total SSD revenues	$990.9	$1,094.6	$1,141.8	$(103.7)	(9)%	$(47.2)	(4)%

SSD contribution margin (*)	$398.4	$473.6	$504.4	$(75.2)	(16)%	$(30.8)	(6)%
Percentage of SSD revenues	40.2%	43.3%	44.2%
_______________________________

(*)
A reconciliation of contribution margin to income before income taxes and noncontrolling interest can be found in Note 13, Segments, in Notes to Consolidated Financial Statement in Item 8 of this Report.

2013 Compared to 2012

SSD product revenues decreased in 2013, compared to 2012, primarily due to a decline in sales of security products, driven by lower demand for high-end SRX products by service providers. Revenues from branch SRX security products improved slightly in 2013, compared to 2012. SSD service revenues increased in 2013, compared to 2012, primarily driven by strong contract renewals for support services.

SSD contribution margin as a percentage of SSD revenues decreased in 2013, compared to 2012, due to lower revenue and a decrease in gross margin, partially offset by lower operating expenses.

2012 Compared to 2011

SSD product revenues decreased in 2012, compared to 2011, primarily due to a decline in the sales of our high-end and branch firewall products and routing services products, partially offset by an increase in sales of our high-end SRX products. SSD service revenues increased in 2012, compared to 2011, primarily driven by strong contract renewals for support services.

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

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table shows our capital resources (in millions, except percentages):

	As of December 31,
	2013	2012	$ Change	% Change
Working capital	$2,262.5	$2,178.7	$83.8	4%

Cash and cash equivalents	$2,284.0	$2,407.8	$(123.8)	(5)%
Short-term investments	561.9	441.5	120.4	27%
Long-term investments	1,251.9	988.1	263.8	27%
Total cash, cash equivalents, and investments	4,097.8	3,837.4	260.4	7%
Long-term debt	999.3	999.2	0.1	—%
Net cash, cash equivalents, and investments	$3,098.5	$2,838.2	$260.3	9%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $83.8 million during the year ended December 31, 2013, primarily due to an increase in current assets, primarily accounts receivable and short-term investments, and lower accounts payable, partially offset by a decrease in cash and cash equivalents.

Summary of Cash Flows

As of December 31, 2013, our cash and cash equivalents decreased by $123.8 million from December 31, 2012 primarily due to cash used in our investing and financing activities related to the repurchase of our common stock, purchase of investments, and capital expenditures.

The following table summarizes cash flows from our Consolidated Statements of Cash Flows (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
Net cash provided by operating activities	$842.3	$642.4	$986.7	$199.9	31%	$(344.3)	(35)%
Net cash used in investing activities	$(564.4)	$(596.7)	$(707.2)	$32.3	(5)%	$110.5	(16)%
Net cash (used in) provided by financing activities	$(401.7)	$(548.3)	$819.0	$146.6	(27)%	$(1,367.3)	(167)%

Operating Activities

2013 Compared to 2012

Cash flows from operations increased by $199.9 million in 2013, compared to 2012, primarily due to higher consolidated net income, the timing of payments to our vendors, higher deferred revenue, and lower taxes paid, partially offset by the timing of payments for incentive compensation to our employees and the timing of collections on our outstanding receivables.

2012 Compared to 2011

Cash flow from operations decreased by $344.3 million in 2012, compared to 2011, primarily due to lower consolidated net income, higher taxes paid, timing of payments to our vendors, and a decrease in deferred revenue, offset by the timing of collections of our outstanding receivables.

Investing Activities

2013 Compared to 2012

Net cash used in investing activities decreased by $32.3 million in 2013, compared to 2012, primarily due to lower spending on acquisitions and asset purchases as well as lower capital expenditures as we completed our phased campus build-out, partially offset by higher purchases of investments.

2012 Compared to 2011

Net cash used in investing activities decreased by $110.5 million in 2012, compared to 2011, primarily due to fewer purchases of investments, offset by higher spending on asset purchases, property and equipment, and acquisitions. During 2011, we invested the proceeds from the issuance of the Notes in available-for-sale securities and purchased property and equipment for the phased campus build-out of our corporate headquarters in Sunnyvale, CA.

Financing Activities

2013 Compared to 2012

Net cash used in financing activities decreased by $146.6 million in 2013, compared to 2012, primarily due to lower purchases and retirement of our common stock, partially offset by an increase in proceeds from employee stock option exercises as well as proceeds from customer financing arrangements.

2012 Compared to 2011

Net cash used in financing activities was $548.3 million in 2012 and net cash provided by financing activities was $819.0 million in 2011. The change from 2011 to 2012 was primarily due to the issuance of the Notes in 2011 and an increase in purchases and retirement of common stock and fewer proceeds from employee stock option exercises in 2012.

Stock Repurchase Activities and Dividends

In July 2013, our Board of Directors (the “Board”) approved a stock repurchase program that authorized us to repurchase up to $1.0 billion of our common stock from time to time at management's discretion. The authorization was in addition to the $1.0 billion stock repurchase program approved by our Board and announced in June 2012 and the $1.0 billion stock repurchase program approved by the Board in February 2010. As of December 31, 2013, there was $997.7 million of authorized funds remaining under our stock repurchase programs.

As part of our IOP announced in February 2014, we committed to return a minimum of $3.0 billion to shareholders over the next three years through a combination of share repurchases and dividends. As part of this plan, the Board of Directors has authorized $2.0 billion in share repurchases to be executed through the end of the first quarter of 2015, including $1.2 billion through an accelerated share repurchase program to be entered into during the first quarter of 2014. We will also initiate a quarterly cash dividend of $0.10 per share of common stock beginning in the third quarter of 2014, with the expectation to increase the dividend over time. These activities will be funded by a combination of existing cash balances and debt offerings.

The following table summarizes our repurchases and retirements of common stock under our stock repurchase programs and repurchases associated with minimum tax withholdings (in millions, except per share amounts):

	Shares Repurchased	Average price per share	Amount Repurchased
2013
Repurchases under stock repurchase programs	28.9	$19.76	$570.6
Repurchases for tax withholding	0.4	$20.23	$7.2
2012
Repurchases under stock repurchase programs	35.8	$18.05	$645.6
Repurchases for tax withholding	0.2	$23.40	$5.0
2011
Repurchases under stock repurchase programs	17.5	$30.93	$541.2
Repurchases for tax withholding	0.2	$35.98	$7.4

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

The following table summarizes our deferred product and service revenues (in millions):

	As of December 31,
	2013	2012
Deferred product revenue:
Undelivered product commitments and other product deferrals	$184.9	$256.9
Distributor inventory and other sell-through items	118.7	138.4
Deferred gross product revenue	303.6	395.3
Deferred cost of product revenue	(58.6)	(99.4)
Deferred product revenue, net	245.0	295.9
Deferred service revenue	824.3	627.5
Total	$1,069.3	$923.4

As of December 31, 2013, net deferred product revenue decreased $50.9 million to $245.0 million, compared to $295.9 million as of December 31, 2012, primarily due to strong channel sales resulting in lower ending channel inventory and the timing of future feature releases. As of December 31, 2013, the increase in deferred service revenue of $196.8 million attributed the execution of several multi-year support agreements, and to a lesser extent an increase in annual agreement renewals.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our guarantees.

Contractual Obligations

Our principal commitments consist of obligations outstanding under operating leases, purchase commitments, debt, and other contractual obligations. The following table summarizes our principal contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$225.2	$49.4	$69.5	$49.4	$56.9
Purchase commitments (1)	491.4	491.4	—	—	—
Long-term debt (2)	1,000.0	—	300.0	—	700.0
Interest payment on long-term debt (2)	779.3	46.9	88.8	75.2	568.4
Other contractual obligations (1)	112.9	87.5	5.4	—	20.0
Total	$2,608.8	$675.2	$463.7	$124.6	$1,345.3

(1) See Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our contractual commitments.
(2) See Note 10, Long-Term Debt and Financing, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding our debt.

As of December 31, 2013, we had $114.4 million included in long-term income taxes payable in the Consolidated Balance Sheets for unrecognized tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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

We have been focused on managing our annual equity usage as a percentage of our common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. Our intention for 2013 was to target the number of shares underlying equity awards granted on an annual basis at 2.75% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share). Based upon shares underlying our grants to date of options, RSUs, RSAs, and PSAs, we achieved the goal for 2013. In 2013, we repurchased 28.9 million at a cost of $570.6 million, and expect to continue to calibrate our buybacks in future quarters with market conditions at the time. We have also managed our equity compensation programs to reduce the overall number of shares subject to outstanding awards over the past two years. We have reduced the use of stock options in our equity compensation programs. The total number of common shares subject to our outstanding awards in connection with Juniper plans was 43.8 million, 54.2 million, and 58.2 million shares as of December 31, 2013, 2012, and 2011, respectively, reflecting a consecutive decline for the three years ended December 31, 2013.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets will be sufficient to fund our operations, IOP, and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to:

•	level and mix of our product, sales, and gross profit margins;

•	our business, product, capital expenditures and R&D plans;

•	repurchases of our common stock and dividends;

•	incurrence and repayment of debt and related interest obligations;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	accounts receivable levels that we maintain;

•	acquisitions and/or funding of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors' responses to our products and/or pricing;

•	our relationships with suppliers, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to future restructuring plans;

•	tax expense associated with share-based awards;

•	issuance of share-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	level of exercises of stock options and stock purchases under our equity incentive plans; and

•
general economic conditions and specific conditions in our industry and markets, including the effects of disruptions in global credit and financial markets, international conflicts, and related uncertainties.

Further, we cannot provide any assurance that additional sources of capital, including debt, will be available to us on terms acceptable to us or at all.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. The value of our investments is subject to market price volatility. In addition, as of December 31, 2013, 60% of our cash, cash equivalents, and marketable securities were held outside of the U.S. Our marketable securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. These investments are also reviewed to identify and evaluate indications of potential other-than-temporary impairments as discussed in Note 4, Cash Equivalents and Investments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, a decline in interest rates could have a material impact on interest income from our investment portfolio. We do not currently hedge these interest rate exposures. We recognized immaterial gains and losses during the years ended December 31, 2013, 2012, and 2011, related to the sales of our investments.

The following tables present hypothetical changes in fair value of our available-for-sale fixed income securities held as of December 31, 2013 and 2012 that are sensitive to changes in interest rates (in millions):

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2013	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$1,741.6	$1,734.4	$1,727.1	$1,719.9	$1,712.6	$1,705.3	$1,698.1

	Valuation of Securities Given an Interest Rate Decrease of X BPS			Fair Value as of December 31, 2012	Valuation of Securities Given an Interest Rate Increase of X BPS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale fixed income securities	$1,618.8	$1,611.6	$1,604.4	$1,597.4	$1,590.0	$1,582.8	$1,575.6

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

We use foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes recorded in other expense, net in our Consolidated Statements of Operations in the same period as the changes in the fair value from the re-measurement of the underlying assets and liabilities. These foreign exchange contracts have maturities of one year or less.

Our sales and costs of product revenues are primarily denominated in U.S. Dollars. Our cost of service revenue and operating expenses are denominated in U.S. Dollars as well as other foreign currencies including the British Pound, the Euro, Indian Rupee, and Japanese Yen. Approximately 76% of such costs and operating expenses are denominated in U.S. Dollars. Periodically, we use foreign currency forward and/or option contracts to hedge certain forecasted foreign currency transactions to reduce variability in cost of service revenue and operating expenses caused by non-U.S. Dollar denominated operating expense and costs. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the Consolidated Statements of Operations to which the hedged transaction relates. We record the ineffectiveness of the hedging instruments, which was immaterial during the years ended December 31, 2013, 2012, and 2011, respectively, in other expense, net on our Consolidated Statements of Operations. The change in operating expenses including cost of service revenue, research and development, sales and marketing, and general and administrative expenses, due to foreign currency fluctuations was approximately an increase of 0.8% and 1.5% and a decrease of 1% in 2013, 2012, and 2011, respectively.

We have performed a sensitivity analysis as of December 31, 2013 and as of December 31, 2012, using a modeling technique that measures the change in the amount of non-U.S. dollar cash, cash equivalents and marketable securities arising from a hypothetical 10% movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2013 and December 31, 2012, respectively. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would change the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars as of December 31, 2013 and December 31, 2012 by less than 1%.

Equity Price Risk

Our portfolio of publicly-traded equity securities and our non-qualified deferred compensation (“NQDC”) plan, which may also hold publicly-traded equity securities, are inherently exposed to equity price risk as the stock market fluctuates.

We do not purchase our publicly-traded equity securities, classified as available-for-sale securities on our Consolidated Balance Sheets, for speculative purposes. As of December 31, 2013 and December 31, 2012, our portfolio of publicly-traded equity securities had an estimated fair value of $114.6 million and $2.9 million, respectively. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair value of $34.5 million and $0.9 million as of December 31, 2013 and December 31, 2012, respectively.

Investments under the NQDC plan are considered trading securities and are also reported at fair value on our Consolidated Balance Sheets. As of December 31, 2013 and December 31, 2012, the total investments under our NQDC plan were $15.4 million and $12.6 million, respectively. A hypothetical 30% adverse change on the total investments under the NQDC plan would result in a loss in the fair value of $4.6 million and $3.8 million as of December 31, 2013 and December 31, 2012, respectively.

We have also invested in privately-held companies. These investments are carried at cost. In 2013, 2012, and 2011 we recorded impairment charges of $2.8 million, $20.0 million, and $1.8 million, respectively, on our investments in privately-held companies that we judged to be other than temporary as discussed in Note 5, Fair Value Measurements, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The aggregate cost of our investments in privately-held companies was $57.2 million and $32.0 million as of December 31, 2013 and December 31, 2012, respectively.

ITEM 8. Financial Statements and Supplementary Data

Juniper Network, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Juniper Networks, Inc., at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Juniper Networks, Inc.

We have audited Juniper Networks, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Juniper Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Juniper Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Networks, Inc. as of December 31, 2013, and 2012 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, of Juniper Networks, Inc. and our report dated February 25, 2014, expressed and unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 25, 2014

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework as published in 1992. In May 2013, COSO released a new framework which companies could adopt in 2013. The Company will adopt this framework in 2014. Based on that assessment, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.

Juniper Networks, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net revenues:
Product	$3,519.9	$3,262.1	$3,478.3
Service	1,149.2	1,103.3	970.4
Total net revenues	4,669.1	4,365.4	4,448.7
Cost of revenues:
Product	1,276.6	1,204.0	1,155.3
Service	451.1	452.6	424.8
Total cost of revenues	1,727.7	1,656.6	1,580.1
Gross margin	2,941.4	2,708.8	2,868.6
Operating expenses:
Research and development	1,043.2	1,101.6	1,026.8
Sales and marketing	1,075.9	1,045.5	1,005.2
General and administrative	217.3	206.8	187.5
Restructuring and other charges	39.1	46.8	30.6
Total operating expenses	2,375.5	2,400.7	2,250.1
Operating income	565.9	308.1	618.5
Other expense, net	(40.4)	(16.6)	(46.8)
Income before income taxes and noncontrolling interest	525.5	291.5	571.7
Income tax provision	85.7	105.0	146.7
Consolidated net income	439.8	186.5	425.0
Adjust for net income attributable to noncontrolling interest	—	—	0.1
Net income attributable to Juniper Networks	$439.8	$186.5	$425.1

Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.88	$0.36	$0.80
Diluted	$0.86	$0.35	$0.79
Shares used in computing net income per share:
Basic	501.8	520.9	529.8
Diluted	510.3	526.2	541.4

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2013	2012	2011
Consolidated net income	$439.8	$186.5	$425.0
Other comprehensive income (loss), net of tax:
Available-for-sale securities(*):
Change in unrealized gains on available-for-sale securities, net of tax provision of ($37.9) and ($0.6) for 2013 and 2012, respectively	65.1	3.2	2.5
Reclassification adjustment for realized net gains on available-for- sale securities included in net income, net of tax provision of $0.4 and $0.2 for 2013 and 2012, respectively	(1.0)	(1.2)	(3.8)
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes	64.1	2.0	(1.3)
Cash flow hedges(*):
Change in unrealized gains (losses) on cash flow hedges, net of tax benefit of $1.7 and $0.2 for 2013 and 2012, respectively	0.7	7.4	(7.9)
Reclassification adjustment for realized (gains) losses included in net income, net of tax benefit of ($0.8) and ($1.0) for 2013 and 2012, respectively	(1.5)	6.5	(0.7)
Net change in unrealized (losses) gains on cash flow hedges, net of taxes	(0.8)	13.9	(8.6)
Change in foreign currency translation adjustments	(3.4)	6.4	(6.4)
Other comprehensive income (loss), net of tax	59.9	22.3	(16.3)
Comprehensive income	499.7	208.8	408.7
Comprehensive loss attributable to noncontrolling interest	—	—	0.1
Comprehensive income attributable to Juniper Networks	$499.7	$208.8	$408.8
_____________________________

(*)	Taxes related to available-for-sale securities and cash flow hedges were not material for 2011.

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Balance Sheets
(In millions, except par values)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$2,284.0	$2,407.8
Short-term investments	561.9	441.5
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $9.5 as of December 31, 2013 and 2012, respectively	578.3	438.4
Deferred tax assets, net	79.8	172.6
Prepaid expenses and other current assets	199.9	140.4
Total current assets	3,703.9	3,600.7
Property and equipment, net	882.3	811.9
Long-term investments	1,251.9	988.1
Restricted cash and investments	89.5	106.4
Purchased intangible assets, net	106.9	128.9
Goodwill	4,057.7	4,057.8
Other long-term assets	233.8	138.3
Total assets	$10,326.0	$9,832.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$200.4	$209.3
Accrued compensation	273.9	279.3
Deferred revenue	705.8	693.5
Other accrued liabilities	261.3	239.9
Total current liabilities	1,441.4	1,422.0
Long-term debt	999.3	999.2
Long-term deferred revenue	363.5	229.9
Long-term income tax payable	114.4	112.4
Other long-term liabilities	105.2	69.1
Total liabilities	3,023.8	2,832.6
Commitments and contingencies (Note 16)
Juniper Networks stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 495.2 shares and 508.4 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	9,868.9	9,905.7
Accumulated other comprehensive income	64.6	4.7
Accumulated deficit	(2,631.3)	(2,911.4)
Total Juniper Networks stockholders' equity	7,302.2	6,999.0
Noncontrolling interest	—	0.5
Total stockholders' equity	7,302.2	6,999.5
Total liabilities and stockholders' equity	$10,326.0	$9,832.1

See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net income	$439.8	$186.5	$425.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash share-based compensation expense	244.6	242.7	217.8
Depreciation, amortization, and accretion	189.9	187.9	170.0
Restructuring and other charges	47.5	99.7	30.6
Deferred income taxes	72.2	(18.2)	7.2
(Gain) loss on investments, net	(11.3)	(26.7)	0.3
Excess tax benefits from share-based compensation	(1.9)	(7.2)	(45.0)
Loss on disposal of fixed assets	1.4	0.6	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(139.9)	139.1	18.6
Prepaid expenses and other assets	(127.4)	(29.2)	28.5
Accounts payable	(9.5)	(121.2)	33.9
Accrued compensation	(5.4)	54.8	(32.2)
Income taxes payable	(38.5)	(7.5)	53.2
Other accrued liabilities	34.9	(5.3)	(3.4)
Deferred revenue	145.9	(53.6)	82.2
Net cash provided by operating activities	842.3	642.4	986.7
Cash flows from investing activities:
Purchases of property and equipment	(233.1)	(348.7)	(266.3)
Purchases of available-for-sale investments	(1,776.0)	(1,496.5)	(2,297.3)
Proceeds from sales of available-for-sale investments	1,135.6	894.2	1,281.2
Proceeds from maturities of available-for-sale investments	366.2	559.7	645.4
Purchases of trading investments	(3.7)	(4.1)	(5.2)
Proceeds from sales of privately-held investments	9.4	36.5	2.6
Purchases of privately-held investments	(41.3)	(12.2)	(35.7)
Payments for business acquisitions, net of cash and cash equivalents acquired	(10.0)	(139.4)	(30.7)
Purchase of licensed software	(10.0)	(65.3)	—
Changes in restricted cash	(1.5)	(20.9)	(1.2)
Net cash used in investing activities	(564.4)	(596.7)	(707.2)
Cash flows from financing activities:
Proceeds from issuance of common stock	141.7	99.1	346.9
Purchases and retirement of common stock	(577.8)	(650.6)	(548.6)
Payment for capital lease obligation	(1.4)	(1.4)	—
Issuance of long-term debt, net	—	—	991.6
Customer financing arrangements	33.9	(2.6)	(15.9)
Excess tax benefits from share-based compensation	1.9	7.2	45.0
Net cash (used in) provided by financing activities	(401.7)	(548.3)	819.0
Net (decrease) increase in cash and cash equivalents	(123.8)	(502.6)	1,098.5
Cash and cash equivalents at beginning of period	2,407.8	2,910.4	1,811.9
Cash and cash equivalents at end of period	$2,284.0	$2,407.8	$2,910.4
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$57.4	$50.1	$34.4
Cash paid (received) for income taxes, net	$105.1	$118.7	$(2.1)
Non-cash investing activities:
Issuance of common stock and equity awards assumed in business acquisitions	$—	$16.5	$—
Property and equipment acquired under capital lease	$—	$3.7	$—
Licensed software acquired	$—	$19.0	$—
See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(In millions)

	Juniper Networks
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2010	525.4	$—	$9,717.8	$(1.3)	$(3,108.3)	$0.6	$6,608.8
Consolidated net income (loss)	—	—	—	—	425.1	(0.1)	425.0
Other comprehensive loss, net	—	—	—	(16.3)	—	—	(16.3)
Issuance of common stock	18.7	—	345.5	—	—	—	345.5
Repurchase and retirement of common stock	(17.7)	—	(259.4)	—	(289.2)	—	(548.6)
Share-based compensation expense	—	—	217.8	—	—	—	217.8
Tax benefit from employee stock option plans	—	—	57.5	—	—	—	57.5
Balance at December 31, 2011	526.4	—	10,079.2	(17.6)	(2,972.4)	0.5	7,089.7
Consolidated net income	—	—	—	—	186.5	—	186.5
Other comprehensive income, net	—	—	—	22.3	—	—	22.3
Issuance of common stock	12.2	—	99.2	—	—	—	99.2
Shares assumed in connection with business acquisitions	5.8	—	16.5	—	—	—	16.5
Repurchase and retirement of common stock	(36.0)	—	(525.1)	—	(125.5)	—	(650.6)
Share-based compensation expense	—	—	242.7	—	—	—	242.7
Tax effects from employee stock option plans	—	—	(6.8)	—	—	—	(6.8)
Balance at December 31, 2012	508.4	—	9,905.7	4.7	(2,911.4)	0.5	6,999.5
Consolidated net income	—	—	—	—	439.8	—	439.8
Other comprehensive income, net	—	—	—	59.9	—	—	59.9
Issuance of common stock	16.0	—	142.2	—	—	—	142.2
Dissolution of non-controlling interest	—	—	—	—	—	(0.5)	(0.5)
Repurchase and retirement of common stock	(29.2)	—	(418.1)	—	(159.7)	—	(577.8)
Share-based compensation expense	—	—	244.9	—	—	—	244.9
Tax effects from employee stock option plans	—	—	(5.8)	—	—	—	(5.8)
Balance at December 31, 2013	495.2	$—	$9,868.9	$64.6	$(2,631.3)	$—	$7,302.2

 See accompanying Notes to Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Juniper Networks, Inc. (the “Company” or “Juniper”) designs, develops, and sells products and services for high-performance networks, which combine scale and performance with agility and efficiency, so customers can build the best networks for their businesses. The Company serves the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success.

Basis of Presentation

The Consolidated Financial Statements, which include the Company and its wholly-owned subsidiaries, are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All inter-company balances and transactions have been eliminated. Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current year presentation.

During 2013, the Company consolidated operational oversight and management of all security products within the Software Solutions Division ("SSD") segment. As a result of this product realignment, security products previously reported in the Platform Systems Division ("PSD") segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. In addition, the Company realigned its Contrail products from the PSD segment to the SSD segment. The Company reclassified the segment data for the prior years to conform to the current year presentation. These changes did not impact previously reported consolidated net revenues, operating income, net income, and net income per share. See Note 13, Segments, for further discussion of the Company's product realignments.

The Company previously owned a 60 percent interest in a joint venture with Nokia Siemens Networks B.V. (“NSN”). Given the Company's majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the noncontrolling investor's interests in the net assets and operations of the joint venture. In July 2011, NSN and the Company entered into an agreement to cease operation of and terminate the joint venture and subsequently NSN assumed the activities of the joint venture. The Company terminated the joint venture in 2013 and the termination did not have a material effect on the Company's financial position or results of operations.

Note 2. Significant Accounting Policies

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with banks, highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities, which are readily convertible into cash. All highly liquid investments purchased with original maturities of three months or less are classified as cash and cash equivalents.

Investments in Available-for-Sale and Trading Securities

The Company's investments in publicly-traded debt and equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the Consolidated Balance Sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income. Realized gains and losses are determined based on the specific identification method and are reported in the Consolidated Statements of Operations.

The Company periodically evaluates its investments to determine if impairment charges are required. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company's cost basis, the investment's financial condition, and near-term prospects of the investee. If the Company determines that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in its Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's non-qualified compensation plan is invested in mutual funds which are classified as trading securities and reported at fair value in the Consolidated Balance Sheets. The realized and unrealized holding gains and losses are reported in the Consolidated Statements of Operations.

Privately-Held Investments

The Company has privately-held investments, which are included in other long-term assets in the Consolidated Balance Sheets. These investments are carried at cost, adjusted for any impairment, as the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. These investments are inherently high risk as the market for technologies or products manufactured by these companies are usually in their early stages at the time of the investment by the Company and such markets may never be significant. The Company measures the fair value of privately-held investments using an analysis of the financial conditions and near term prospects of the investees, including recent financing activities and their capital structure. Realized gains and losses, if any, are reported in the Consolidated Statements of Operations.

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

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. These derivatives are carried at fair value and the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the costs of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other expense, net, on its Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other expense, net in the Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. These foreign exchange forward contracts have maturities of one year or less.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Inventory
Inventory consists primarily of component parts to be used in the manufacturing process and is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. A charge is recorded to cost of product when inventory is determined to be in excess of anticipated demand or considered obsolete. The point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, over the estimated useful lives of the following assets:

Estimated Useful Life (years)
Computers, equipment, and software	3 to 5
Furniture and fixtures	5
Building and building improvements	7 to 40
Land improvements	10 to 40
Leasehold improvements	Lease term, not to exceed 10 years

Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use.

Effective April 1, 2013, the Company extended the useful lives of certain computers and equipment based on actual historical usage, which demonstrated longer useful lives, as well as the planned use of these assets. The change was accounted for as a change in estimate and applied prospectively. During the year ended December 31, 2013, this change in accounting estimate decreased depreciation expense by approximately $28.3 million or $0.04 per diluted share.

Goodwill and Other Long-Lived Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination or an acquisition that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is tested for impairment annually during the fourth quarter or more frequently if certain indicators are present. Other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.

The Company performs its annual goodwill impairment analysis at its reporting unit level, which may be one level below its operating segment level during the fourth quarter of each year or more frequently if certain indicators are present. The fair value of the Company's reporting units is determined using both the income and market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

•
Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by its credit checks, their payment histories, or changes in circumstances that indicate that collectability is not reasonably assured.

When sales arrangements contain multiple elements, including software and non-software components that function together to deliver the tangible products' essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on either vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as the Company's products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of third-party products with similar functionality typically cannot be obtained. ESP is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

In multiple element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance services is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the maintenance service period.

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

A portion of the Company's sales is made through distributors under agreements allowing for pricing credits or rights of return. As reliable estimates of these credits or returns cannot be made, product revenue on sales made through these distributors is recognized upon sell-through as reported by the distributors to the Company. Deferred revenue on shipments to distributors reflects the effects of distributor pricing credits given and the amount of gross margin expected to be realized upon sell-through. Deferred revenue is recorded net of the related product costs of revenue.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Warranty Reserves

The Company generally offers a one-year warranty on all of its hardware products, a 90-day warranty on the media that contains the software embedded in the products. Warranty costs are recognized as part of the Company's cost of sales based on associated material costs, labor costs, and overhead at the time revenue is recognized. Material costs are estimated primarily based upon the historical costs to repair or replace product returns within the warranty period. Labor and overhead costs are estimated primarily based upon historical trends in the cost to support customer cases within the warranty period.

Contract Manufacturer Liabilities

The Company establishes a liability for non-cancelable, non-returnable purchase commitments with its contract manufacturers for carrying charges, quantities in excess of its demand forecasts, or obsolete material charges for components purchased by the contract manufacturers to meet the Company’s demand forecast or customer orders. The demand forecasts are based upon historical trends and analysis from the Company's sales and marketing organizations, adjusted for overall market conditions.

Research and Development

Costs to research, design, and develop the Company's products are expensed as incurred.

Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins when a product's technological feasibility has been established and ends when a product is available for general release to customers. Generally, the Company's products are released soon after technological feasibility has been established. As a result, costs incurred between achieving technological feasibility and product general availability have not been significant. The Company capitalizes costs associated with internal-use software systems that have reached the application development stage and are primarily attributable to the Company's enterprise resource planning ("ERP") implementation. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications.

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $20.1 million, $20.0 million, and $17.2 million, for 2013, 2012, and 2011, respectively.

Foreign Currency

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using average exchange rates for the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive income. For the Company’s international subsidiaries in which the functional currency is the U.S. dollar, the Company records foreign exchange gains and losses for assets and liabilities in the Consolidated Statements of Operations. Remeasurement adjustments are recorded in other expense, net in the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Share-Based Compensation

The Company utilizes the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its stock options and Employee Stock Purchase Plan ("ESPP") shares. The Company determines the fair value of its restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share awards ("PSAs") based on the closing market price of the Company’s common stock on the date of grant. Share-based compensation expense is based on the fair value of the underlying awards and amortized on a straight-line basis, net of estimated forfeitures. With respect to PSAs, that generally vest after three years, for the portion of the award attributable to each performance year, the Company recognizes PSA expense on a straight-line basis over the remaining vesting period starting in the period in which the annual performance targets are set for each such performance year, to the extent that the performance target is expected to be met.

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

Concentrations of Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents and available-for-sale investments in fixed income securities with several high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal credit risk.

The Company’s derivatives expose it to credit risk to the extent that counterparties may be unable to meet the terms of the agreement. To mitigate concentration of risk related to its derivatives, the Company establishes counterparty limits to major credit-worthy financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored and the derivatives transacted with these entities are relatively short in duration. Therefore, the Company does not expect material losses as a result of defaults by counterparties.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company's customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. During the years ended

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and December 31, 2011, no single customer accounted for 10% or more of net revenues. During the year ended December 31, 2012, Verizon Communications, Inc. ("Verizon") accounted for 10.3% of net revenues.

The Company relies on sole suppliers for certain of its components such as application-specific integrated circuits ("ASICs") and custom sheet metal. Additionally, the Company relies primarily on a limited number of significant independent contract manufacturers for the production of its products. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could negatively impact future operating results.

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

Note 3. Business Combinations

The Company's Consolidated Financial Statements include the operating results of acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company's consolidated results of operations, both individually and in aggregate, is not material. Additional information, if any, existing as of the acquisition dates but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

The Company completed one business combination in 2013, three business combinations in 2012, and two business combinations in 2011 for cash consideration including the fair value of vested share-based awards assumed, if any, of approximately $10.0 million, $187.3 million, and $30.5 million, respectively.

The following table presents the purchase consideration allocations for these acquisitions based upon acquisition-date fair values, including cash and cash equivalents acquired (in millions):

	2013 Acquisitions	2012 Acquisitions	2011 Acquisitions
Net tangible assets acquired	$0.1	$3.5	$1.7
Intangible assets acquired	9.9	54.1	28.4
Goodwill	—	129.7	0.4
Total	$10.0	$187.3	$30.5

The Company recognized $0.9 million, $2.0 million, and $9.6 million of acquisition-related costs during the years ended December 31, 2013, 2012, and 2011, respectively. These acquisition-related costs were expensed in the period incurred as general and administrative expenses in the Consolidated Statements of Operations.

The goodwill recognized for the 2012 and 2011 acquisitions was primarily attributable to expected synergies and was not deductible for U.S. federal income tax purposes.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

2013 Acquisition

During 2013, the Company completed a business combination for approximately $10.0 million in cash consideration of which $0.1 million was allocated to net tangible assets acquired and $9.9 million to intangible assets. Intangible assets acquired consisted of existing technology with a weighted-average estimated useful life of five years.

2012 Acquisitions

Contrail

On December 14, 2012, the Company acquired the remaining ownership interest in Contrail, increasing its ownership from 12% to 100%, in a cash and stock transaction for approximately $91.7 million. Contrail, a privately-held software networking company, provides software-defined networking solutions technology that augments Juniper's portfolio of products and services.
The aggregate consideration of $91.7 million was allocated as follows: net tangible assets acquired of $3.6 million, including cash and cash equivalents of $8.6 million; intangible assets of $17.4 million; and recognized goodwill of $70.7 million, which was assigned to the Company's PSD segment. Refer to Note 7, Goodwill and Purchased Intangible Assets, for discussion of the reclassification of goodwill from its PSD segment to its SSD segment related to this acquisition.
The Company previously accounted for its investment in Contrail at cost, which was $3.0 million prior to the acquisition. As of the acquisition date, the fair value of the Company's previous equity interest in Contrail was remeasured to its fair value of $17.7 million, which was based upon adjustments market participants would consider when estimating the fair value of the previously held interest in Contrail. This resulted in a $14.7 million gain, which was reported within other expense, net in the Consolidated Statements of Operations.
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
BitGravity, Inc.

On March 8, 2012, the Company acquired a source code license and patent joint-ownership related to the service management layer of BitGravity, Inc.'s ("BitGravity") Content Delivery Network ("CDN") technology for $13.0 million in cash. In connection with this acquisition, the Company acquired net tangible assets of $0.1 million, intangible assets of $12.4 million, and recognized goodwill of $0.5 million, which was assigned to the Company's SSD segment.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired for the business combinations completed during 2012 as of their respective acquisition dates (in millions, except years):

	Contrail		Mykonos		BitGravity
	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount
Existing technology	—	$—	6	$19.3	3	$12.4
Trade name and trademarks	—	—	7	1.0	—	—
In-process research and development	N/A	17.4	N/A	4.0	—	—
Total	—	$17.4	6	$24.3	3	$12.4

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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
2011 Acquisitions

OpNext

On February 9, 2011, the Company acquired certain IP assets of OpNext for $26.0 million in cash, which was accounted for as a business combination. The acquisition of OpNext's ASIC technology furthered Juniper's next-generation development of converged packet optical solutions for the Company's service provider customers. In connection with this acquisition, the Company acquired the fair value of intangible assets of $25.7 million and recognized goodwill of $0.3 million.

Brilliant

On February 18, 2011, the Company acquired certain assets of Brilliant, including all the intellectual property ("IP") for $4.5 million in cash. This IP assisted the Company in extending its market position by delivering solutions that offer greater flexibility for service providers as they deployed 3G and 4G networks. In connection with this acquisition, the Company acquired net tangible assets of $1.7 million, intangible assets of $2.7 million, and recognized goodwill of $0.1 million.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired for the business combinations completed during 2011 as of their respective acquisition dates (in millions, except years):

	OpNext		Brilliant
	Weighted Average Estimated Useful Life (In Years)	Amount	Weighted Average Estimated Useful Life (In Years)	Amount
Existing or core technology	10	$20.6	5	$1.3
Support agreements and related relationships	4	5.1	—	—
Patents	—	—	5	1.4
Total	9	$25.7	5	$2.7

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of December 31, 2013 and December 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
Fixed income securities:
Asset-backed securities	$249.9	$0.1	$(0.1)	$249.9
Certificates of deposit	27.6	—	—	27.6
Commercial paper	6.9	—	—	6.9
Corporate debt securities	813.6	2.0	(0.3)	815.3
Foreign government debt securities	10.7	—	—	10.7
Government-sponsored enterprise obligations	306.2	0.1	(0.1)	306.2
U.S. government securities	303.3	0.1	(0.1)	303.3
Total fixed income securities	1,718.2	2.3	(0.6)	1,719.9
Money market funds	1,043.7	—	—	1,043.7
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	12.0	104.5	(1.9)	114.6
Total available-for-sale securities	2,777.8	106.9	(2.5)	2,882.2
Trading securities in mutual funds(*)	15.4	—	—	15.4
Total	$2,793.2	$106.9	$(2.5)	$2,897.6

Reported as:
Cash equivalents	$996.2	$—	$—	$996.2
Restricted investments	87.5	0.1	—	87.6
Short-term investments	459.0	104.9	(2.0)	561.9
Long-term investments	1,250.5	1.9	(0.5)	1,251.9
Total	$2,793.2	$106.9	$(2.5)	$2,897.6
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Fixed income securities:
Asset-backed securities	$226.2	$0.3	$(0.1)	$226.4
Certificates of deposit	42.5	—	—	42.5
Commercial paper	22.4	—	—	22.4
Corporate debt securities	533.4	2.3	(0.1)	535.6
Foreign government debt securities	5.0	—	—	5.0
Government-sponsored enterprise obligations	270.7	0.3	—	271.0
U.S. government securities	494.4	0.1	—	494.5
Total fixed income securities	1,594.6	3.0	(0.2)	1,597.4
Money market funds	1,145.2	—	—	1,145.2
Mutual funds	2.9	0.1	—	3.0
Publicly-traded equity securities	3.0	—	(0.1)	2.9
Total available-for-sale securities	2,745.7	3.1	(0.3)	2,748.5
Trading securities in mutual funds(*)	12.6	—	—	12.6
Total	$2,758.3	$3.1	$(0.3)	$2,761.1

Reported as:
Cash equivalents	$1,225.9	$—	$—	$1,225.9
Restricted investments	105.5	0.1	—	105.6
Short-term investments	441.3	0.3	(0.1)	441.5
Long-term investments	985.6	2.7	(0.2)	988.1
Total	$2,758.3	$3.1	$(0.3)	$2,761.1
_______________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the maturities of the Company's fixed income securities as of December 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$467.7	$0.3	$—	$468.0
Due between one and five years	1,250.5	2.0	(0.6)	1,251.9
Total	$1,718.2	$2.3	$(0.6)	$1,719.9

The Company had 178 and 98 investments in unrealized loss positions as of December 31, 2013 and December 31, 2012, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of December 31, 2013, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2013, 2012, and 2011.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company’s intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the years ended December 31, 2013, 2012, and 2011, the Company did not recognize other-than-temporary impairments associated with these investments.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

There were no material gross realized gains or losses from available-for-sale and trading securities during the years ended December 31, 2013, 2012, and 2011.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of December 31, 2013 and December 31, 2012 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2013
Fixed income securities:
Asset-backed securities(1)	$153.0	$(0.1)	$0.6	$—	$153.6	$(0.1)
Corporate debt securities(1)	156.1	(0.3)	9.7	—	165.8	(0.3)
Foreign government debt securities(2)	10.0	—	—	—	10.0	—
Government-sponsored enterprise obligations	123.1	(0.1)	—	—	123.1	(0.1)
U.S. government securities	119.7	(0.1)	—	—	119.7	(0.1)
Total fixed income securities	561.9	(0.6)	10.3	—	572.2	(0.6)
Publicly-traded equity securities	6.8	(1.9)	—	—	6.8	(1.9)
Total available-for sale securities	$568.7	$(2.5)	$10.3	$—	$579.0	$(2.5)
 ________________________________
(1) Balance greater than 12 months includes investments that were in an immaterial unrealized loss position as of December 31, 2013.
(2) Balance for less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2013.

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2012
Fixed income securities:
Asset-backed securities (1)	$55.1	$(0.1)	$0.1	$—	$55.2	$(0.1)
Certificates of deposit(2)	0.3	—	—	—	0.3	—
Commercial paper(2)	10.0	—	—	—	10.0	—
Corporate debt securities	116.0	(0.1)	—	—	116.0	(0.1)
Government-sponsored enterprise obligations(2)	30.0	—	—	—	30.0	—
U.S. government securities(2)	68.2	—	—	—	68.2	—
Total fixed income securities	279.6	(0.2)	0.1	—	279.7	(0.2)
Publicly-traded equity securities	2.9	(0.1)	—	—	2.9	(0.1)
Total available-for-sale securities	$282.5	$(0.3)	$0.1	$—	$282.6	$(0.3)
 ________________________________
(1) Balance greater than 12 months includes investments that were in an immaterial unrealized loss position as of December 31, 2012.
(2) Balance for less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2012.

Restricted Cash and Investments

The Company classifies cash and investments designated as available-for-sale securities as restricted cash and investments on its Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed between 2005 and 2013; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers ("D&O") indemnification trust.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Privately-Held Investments

As of December 31, 2013 and December 31, 2012, the carrying values of the Company’s privately-held investments of $57.2 million and $32.0 million, respectively, were included in other long-term assets in the Consolidated Balance Sheets. During 2013, certain privately-held investments with carrying values of $12.2 million became public and were reclassified to short-term investments and resulted in net unrealized gains of $102.7 million and recorded as a component of accumulated comprehensive income in the Consolidated Balance Sheets.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

During the years ended December 31, 2013, 2012, and 2011, the Company determined that certain privately-held investments were other-than-temporarily impaired, resulting in impairment charges of $2.8 million, $20.0 million, and $1.8 million, respectively, that were recorded within other expense, net in the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Consolidated Balance Sheets (in millions):

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$249.9	$—	$249.9
Certificates of deposit	—	27.6	—	27.6
Commercial paper	—	6.9	—	6.9
Corporate debt securities	—	815.3	—	815.3
Foreign government debt securities	—	10.7	—	10.7
Government-sponsored enterprise obligations	—	306.2	—	306.2
Money market funds (1)	1,043.7	—	—	1,043.7
Mutual funds (2)	4.0	—	—	4.0
Publicly-traded equity securities	114.6	—	—	114.6
U.S. government securities	197.2	106.1	—	303.3
Total available-for-sale securities	1,359.5	1,522.7	—	2,882.2
Trading securities in mutual funds (3)	15.4	—	—	15.4
Derivative assets:
Foreign exchange contracts	—	3.0	—	3.0
Total assets measured at fair value	$1,374.9	$1,525.7	$—	$2,900.6
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.7)	$—	$(0.7)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)

Total assets measured at fair value, reported as:
Cash equivalents	$965.1	$31.1	$—	$996.2
Restricted investments	87.6	—	—	87.6
Short-term investments	246.5	315.4	—	561.9
Long-term investments	75.7	1,176.2	—	1,251.9
Prepaid expenses and other current assets	—	3.0	—	3.0
Total assets measured at fair value	$1,374.9	$1,525.7	$—	$2,900.6

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.7)	$—	$(0.7)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)
________________________________

(1)	Balance includes $83.6 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisitions related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to the investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$226.4	$—	$226.4
Certificates of deposit	—	42.5	—	42.5
Commercial paper	—	22.4	—	22.4
Corporate debt securities	—	535.6	—	535.6
Foreign government debt securities	—	5.0	—	5.0
Government-sponsored enterprise obligations	254.9	16.1	—	271.0
Money market funds (1)	1,145.2	—	—	1,145.2
Mutual funds (2)	1.0	2.0	—	3.0
Publicly-traded equity securities	2.9	—	—	2.9
U.S. government securities	275.9	218.6	—	494.5
Total available-for-sale securities	1,679.9	1,068.6	—	2,748.5
Trading securities in mutual funds (3)	12.6	—	—	12.6
Derivative assets:
Foreign exchange contracts	—	3.5	—	3.5
Total assets measured at fair value	$1,692.5	$1,072.1	$—	$2,764.6
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$0.1	$—	$0.1
Total liabilities measured at fair value	$—	$0.1	$—	$0.1

Total assets measured at fair value, reported as:
Cash equivalents	$1,048.7	$177.2	$—	$1,225.9
Restricted investments	103.6	2.0	—	105.6
Short-term investments	224.4	217.1	—	441.5
Long-term investments	315.8	672.3	—	988.1
Prepaid expenses and other current assets	—	3.5	—	3.5
Total assets measured at fair value	$1,692.5	$1,072.1	$—	$2,764.6

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$0.1	$—	$0.1
Total liabilities measured at fair value	$—	$0.1	$—	$0.1
_______________________________

(1)	Balance includes $102.6 million of restricted investments measured at fair market value, related to the Company's D&O trust and acquisition related escrows.

(2)	Balance relates to the restricted investments measured at fair market value of the Company's India Gratuity Trust.

(3)	Balance relates to the investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the year ended December 31, 2013, the Company transferred approximately $287.4 million of government agency bonds within government sponsored enterprise obligations from Level 1 to Level 2 primarily due to the use of additional valuation inputs more appropriately classified as Level 2 inputs. During the year ended December 31, 2013, the Company had no transfers to Level 3. During the year ended December 31, 2012, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated.
Privately-held investments, which are normally carried at cost, are measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of investments. The Company estimates the fair value of its privately-held investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and their capital structure. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections.
The following table presents assets measured at fair value on a nonrecurring basis and the related impairment losses included in the Consolidated Statements of Operations (in millions):

	As of December 31,
	2013		2012
	Fair Value	Losses	Fair Value	Losses
Privately-held investments	$2.0	$(2.8)	$—	$(20.0)
Purchased intangible assets, net	$—	—	$—	(5.4)
Total losses for nonrecurring basis		$(2.8)		$(25.4)
These assets were classified as Level 3 assets due to the absence of quoted market prices and/or inherent lack of liquidity.
As of December 31, 2013 and 2012, the Company had no liabilities measured at fair value on a nonrecurring basis.
Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of December 31, 2013 and December 31, 2012, the estimated fair value of the Company’s long-term debt was approximately $1,023.5 million and $1,090.7 million, respectively, based on quoted market prices (Level 1).

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of December 31,
	2013	2012
Cash flow hedges	$137.6	$85.8
Non-designated derivatives	144.4	112.8
Total	$282.0	$198.6

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less.

See Note 5, Fair Value Measurements, for the fair values of the Company’s derivative instruments in the Consolidated Balance Sheets.

As of December 31, 2013, the Company recognized a loss of $1.0 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $0.7 million during the year ended December 31, 2013 from other comprehensive income to operating expense in the Consolidated Statements of Operations. As of December 31, 2012, the Company recognized a gain of $7.2 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a loss of $7.5 million during the year ended December 31, 2012 from other comprehensive income to operating expense in the Consolidated Statements of Operations. As of December 31, 2011, the Company recognized a loss of $7.9 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $0.7 million during the year ended December 31, 2011 from other comprehensive income to operating expense in the Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Consolidated Statements of Operations was not material during the years ended December 31, 2013, 2012, and 2011.

Non-Designated Derivatives

During the years ended December 31, 2013, 2012, and 2011, the Company recognized a net gain of $0.9 million, a net gain of $1.0 million, and a gain of $1.5 million, respectively, on non-designated derivative instruments within other expense, net, in its Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of December 31, 2013 and December 31, 2012, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents the goodwill activity allocated to the Company's reportable segments (in millions):

	PSD	SSD	Total
December 31, 2011	$1,795.6	$2,132.5	$3,928.1
Additions due to business combinations	70.7	59.6	130.3
Adjustments to goodwill	—	(0.6)	(0.6)
December 31, 2012	1,866.3	2,191.5	4,057.8
Reclassifications	(249.6)	249.6	—
Foreign currency translation adjustment	(0.1)	—	(0.1)
December 31, 2013	$1,616.6	$2,441.1	$4,057.7

The additions to goodwill in 2012 were based on the purchase price allocations of the acquisitions completed during 2012. The adjustments to goodwill during 2012 were related to adjustments to net tangible assets assumed from certain businesses acquired in 2010 and 2011. The Company also recorded adjustments to net tangible assets assumed related to the acquisitions completed in 2012.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

During 2013, goodwill of $179.0 million associated with security products previously reported under the PSD segment was reclassified to the SSD segment in connection with the Company's product realignment of all security products. In addition, the Company realigned its Contrail products from the PSD segment to the SSD segment resulting in a reclassification of goodwill of $70.6 million. Goodwill was reclassified based on the relative fair value allocation of the reporting units affected.

There were no impairments to goodwill during the years ended December 31, 2013, 2012, and 2011.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of December 31, 2013
Intangible assets with finite lives:
Technologies and patents	$581.4	$(453.4)	$(30.5)	$97.5
Customer contracts, support agreements, and related relationships	74.3	(62.7)	(2.2)	9.4
Total purchased intangible assets	$655.7	$(516.1)	$(32.7)	$106.9

As of December 31, 2012
Intangible assets with finite lives:
Technologies and patents	$554.1	$(425.0)	$(30.5)	$98.6
Customer contracts, support agreements, and related relationships	74.3	(59.2)	(2.2)	12.9
Total intangible assets with finite lives	628.4	(484.2)	(32.7)	111.5
IPR&D with indefinite lives	17.4	—	—	17.4
Total purchased intangible assets	$645.8	$(484.2)	$(32.7)	$128.9

During 2013, research and development efforts were completed and IPR&D accounted for as an indefinite-lived asset was reclassified as an amortizable finite-lived asset.

The following table presents the amortization of intangible assets included in the Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$27.3	$27.6	$21.7
Operating expenses:
Sales and marketing	3.4	3.5	4.1
General and administrative	1.2	1.2	1.3
Total operating expenses	4.6	4.7	5.4
Total	$31.9	$32.3	$27.1

In connection with the restructuring plan in 2012 discussed in Note 9, Restructuring and Other Charges, the Company assessed the value and remaining useful life of certain intangible assets and determined intangible assets of $5.4 million were impaired and such assets were written-down to their fair value of zero. These assets were measured at fair value primarily using discounted cash flow projections. Additionally, the Company determined other intangible assets of $10.7 million were no longer utilized. As a result, the Company recorded $16.1 million in charges related to these items during the year ended December 31, 2012, which were included in cost of revenues in the Consolidated Statements of Operations. There were no impairment charges to purchased intangible assets during the years ended December 31, 2013 and 2011.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
2014	$36.2
2015	32.6
2016	18.5
2017	10.5
2018	3.7
Thereafter	5.4
Total	$106.9

Note 8. Other Financial Information

Inventories

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories are reported within prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets and consisted of the following (in millions):

	As of December 31,
	2013	2012
Production materials	$51.3	$53.1
Finished goods	1.4	4.1
Inventories	$52.7	$57.2

During the year ended December 31, 2012, the Company recorded charges of $44.3 million, to cost of revenues, representing inventory held in excess of forecasted demand, of which $36.3 million was in connection with the restructuring plan in 2012 discussed in Note 9, Restructuring and Other Charges.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2013	2012
Computers and equipment	$794.6	$711.8
Software	108.4	106.6
Leasehold improvements	202.6	206.5
Furniture and fixtures	42.5	28.7
Building and building improvements	242.6	206.1
Land and land improvements	238.9	208.2
Construction-in-process	79.5	112.7
Property and equipment, gross	1,709.1	1,580.6
Accumulated depreciation	(826.8)	(768.7)
Property and equipment, net	$882.3	$811.9

Depreciation expense was $148.2 million, $154.7 million, and $142.2 million in 2013, 2012, and 2011, respectively. Property and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 2011, the Company recorded a $13.5 million asset impairment charge in restructuring and other charges in the Consolidated Statement of Operations related to an abandoned in-process internal use software project.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of December 31,
	2013	2012
Privately-held investments	$57.2	$32.0
Licensed software	90.4	84.4
Federal income tax receivable	20.0	—
Financed customer receivable	19.9	—
Inventory	15.2	—
Prepaid costs, deposits, and other	31.1	21.9
Other long-term assets	$233.8	$138.3

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported as accrued warranty within current liabilities in the Consolidated Balance Sheets. Changes in the Company’s warranty reserve were as follows (in millions):

	As of December 31,
	2013	2012
Beginning balance	$29.7	$28.3
Provisions made during the period, net	28.8	31.9
Adjustments related to pre-existing warranties	(2.1)	—
Actual costs incurred during the period	(28.4)	(30.5)
Ending balance	$28.0	$29.7

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Consolidated Balance Sheets, were as follows (in millions):

	As of December 31,
	2013	2012
Deferred product revenue:
Undelivered product commitments and other product deferrals	$184.9	$256.9
Distributor inventory and other sell-through items	118.7	138.4
Deferred gross product revenue	303.6	395.3
Deferred cost of product revenue	(58.6)	(99.4)
Deferred product revenue, net	245.0	295.9
Deferred service revenue	824.3	627.5
Total	$1,069.3	$923.4
Reported as:
Current	$705.8	$693.5
Long-term	363.5	229.9
Total	$1,069.3	$923.4

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Expense, Net

Other expense, net consisted of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Interest income	$8.7	$11.0	$9.7
Interest expense	(58.4)	(52.9)	(49.5)
Other	9.3	25.3	(7.0)
Other expense, net	$(40.4)	$(16.6)	$(46.8)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense from long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

For the years ended December 31, 2013, 2012 and 2011, interest expense included $45.2 million, net of $1.9 million capitalized, $40.0 million, net of $7.1 million capitalized, and $37.7 million, net of $1.2 million capitalized, respectively, related to the Company's outstanding long-term debt issued in March 2011 (Refer to Note 10, Long-Term Debt and Financing).

In 2013, Other was primarily comprised of net gains of $7.1 million, related to its privately-held investments and publicly-traded equity investments. In 2012, Other included recognized gains of $45.5 million, including a $14.7 million gain from the acquisition of its privately-held investment in Contrail, and impairment losses of $20.0 million related to its privately-held investments. In 2011, Other included certain legal expenses unrelated to current or recent operations of approximately $7.0 million.

Note 9. Restructuring and Other Charges

The following table presents restructuring and other charges included in cost of revenues and restructuring and other charges in the Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Years Ended December 31,
	2013	2012	2011
Severance	$22.9	$36.7	$15.3
Facilities	10.0	5.8	0.2
Contract terminations and other	14.6	57.2	15.1
Total	$47.5	$99.7	$30.6

Reported as:
Cost of revenues	$8.4	$52.9	$—
Restructuring and other charges	39.1	46.8	30.6
Total	$47.5	$99.7	$30.6

Restructuring charges are based on the Company's restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans are reflected in the Company's results of operations.

2013 Restructuring Plan

During 2013, the Company initiated a restructuring plan (the "2013 Restructuring Plan") to continue to improve its cost structure and rationalize its product portfolio and rebalance its investments. The 2013 Restructuring Plan consists of workforce reductions, contract terminations, and project cancellations. The Company recorded $18.3 million in severance costs and $10.0 million of contract termination and project cancellation charges related to the 2013 Restructuring Plan during the year ended December 31, 2013. Under the 2013 Restructuring Plan, total costs incurred through December 31, 2013 were $28.3 million, of which $3.3 million was recorded within cost of revenues and $25.0 million was recorded within restructuring and other charges in the Consolidated Statements of Operations. In connection with the 2013 Restructuring Plan, the Company expects to record aggregate future charges of up to $2.0 million related to severance charges.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

2012 Restructuring Plan

During 2012, the Company initiated a restructuring plan (the "2012 Restructuring Plan") to bring its cost structure more in line with its desired long-term financial and strategic model. The 2012 Restructuring Plan consists of workforce reductions, facility consolidations or closures, and supply chain and procurement efficiencies. During the year ended December 31, 2013, the Company continued to implement restructuring activities under the 2012 Restructuring Plan and recorded $19.3 million in charges for severance costs, facility consolidations or closures, and contract terminations. Under the 2012 Restructuring Plan, total costs incurred through December 31, 2013 were $112.6 million, of which $58.0 million was recorded within cost of revenues, primarily related to certain inventory and intangible asset impairment charges, and $54.6 million was recorded within restructuring and other charges in the Consolidated Statements of Operations. The restructuring activities related to this plan are substantially complete.

2011 Restructuring Plan

During 2011, the Company implemented a restructuring plan (the "2011 Restructuring Plan") in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions, facility closures and to a lesser extent, contract terminations. The Company recorded the majority of the restructuring charges associated with the 2011 Restructuring Plan during the years ended 2012 and 2011 and recorded a severance-related reversal of $0.1 million during 2013. As of December 31, 2013, the remaining restructuring liability under this plan relates to facility charges, which are expected to be completed by March 2018.

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans as of December 31, 2013 (in millions):

	December 31, 2012	Charges	Cash Payments	Non-cash Settlements and Other	December 31, 2013
Severance	$10.6	$22.9	$(27.8)	$(0.1)	$5.6
Facilities	5.2	10.0	(6.0)	(4.1)	5.1
Contract terminations and other	2.4	14.6	(9.3)	(0.6)	7.1
Total	$18.2	$47.5	$(43.1)	$(4.8)	$17.8

Note 10. Long-Term Debt and Financing

Long-Term Debt

In March 2011, the Company issued $300.0 million aggregate principal amount of 3.10% senior notes due 2016 ("2016 Notes"), $300.0 million aggregate principal amount of 4.60% senior notes due 2021 ("2021 Notes"), and $400.0 million aggregate principal amount of 5.95% senior notes due 2041 ("2041 Notes" and, collectively the "Notes"). Interest on the Notes is payable in cash semiannually. The Company may redeem the Notes, at any time in whole or from time to time in part, subject to a make-whole premium, and, in the event of a change in control, the holders of the Notes may require the Company to repurchase for cash all or part of the Notes at a purchase price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest, if any. The indenture that governs the Notes also contains various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds. As of December 31, 2013, the Company was in compliance with all of its debt covenants.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of December 31, 2013
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016	$300.0	3.12%
4.60% fixed-rate notes, due 2021	300.0	4.63%
5.95% fixed-rate notes, due 2041	400.0	6.01%
Total senior notes	1,000.0
Unaccreted discount	(0.7)
Total	$999.3

The effective interest rates for the Notes include the interest, accretion of the discount, and amortization of issuance costs.

Customer Financing Arrangements

The Company provides distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third -party financing providers. The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $898.4 million, $677.8 million and $738.2 million during the years ended December 31, 2013, 2012, and 2011, respectively.

The Company received cash proceeds from the financing provider of $843.9 million, $679.8 million, and $686.5 million during the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and December 31, 2012, the amounts owed by the financing provider were $189.8 million and $147.6 million, respectively, and were recorded in accounts receivable on the Company’s Consolidated Balance Sheets.

In 2013, the Company provided guarantees for third-party financing arrangements extended to end-user customers, which have terms up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of December 31, 2013, the Company has not made any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $30.2 million as of December 31, 2013.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2013 and 2012, the estimated cash received from the financing provider not recognized as revenue from distributors was $62.3 million and $30.7 million, respectively.

Note 11. Equity

Stock Repurchase Activities

In July 2013, the Company's Board of Directors (the “Board”) approved a stock repurchase program that authorized the Company to repurchase up to $1.0 billion of its common stock from time to time at management's discretion. The authorization was in addition to the $1.0 billion stock repurchase program approved by the Board and announced in June 2012 and the $1.0 billion stock repurchase program approved by the Board in February 2010. As of December 31, 2013, there was $997.7 million of authorized funds remaining under the Company's stock repurchase programs. In addition to repurchases under the Company’s stock repurchase programs, the Company also repurchases common stock from its employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's repurchases and retirements of its common stock under its stock repurchase programs and repurchases associated with minimum tax withholdings (in millions, except per share amounts):

	Shares Repurchased	Average price per share	Amount Repurchased
2013
Repurchases under stock repurchase programs	28.9	$19.76	$570.6
Repurchases for tax withholding	0.4	$20.23	$7.2
2012
Repurchases under stock repurchase programs	35.8	$18.05	$645.6
Repurchases for tax withholding	0.2	$23.40	$5.0
2011
Repurchases under stock repurchase programs	17.5	$30.93	$541.2
Repurchases for tax withholding	0.2	$35.98	$7.4

Future share repurchases under the Company’s stock repurchase programs will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The Company's stock programs may be discontinued at any time. The Company's stock repurchase activity subsequent to 2013 was not material.

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, as of December 31, 2013 and December 31, 2012 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2011	$0.1	$(10.9)	$(6.8)	$(17.6)
Other comprehensive gain before reclassifications	3.2	7.4	6.4	17.0
Amount reclassified from accumulated other comprehensive income	(1.2)	6.5	—	5.3
Other comprehensive gain	2.0	13.9	6.4	22.3
Balance as of December 31, 2012	$2.1	$3.0	$(0.4)	$4.7
Other comprehensive gain (loss) before reclassifications	65.1	0.7	(3.4)	62.4
Amount reclassified from accumulated other comprehensive income	(1.0)	(1.5)	—	(2.5)
Other comprehensive gain (loss)	64.1	(0.8)	(3.4)	59.9
Balance as of December 31, 2013	$66.2	$2.2	$(3.8)	$64.6
________________________________

(1)
The reclassifications out of accumulated other comprehensive income during the years ended December 31, 2013 and December 31, 2012 for realized gains on available-for-sale securities of $1.0 million and $1.2 million, respectively, are included in other expense, net, in the Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive income during the year ended December 31, 2013 for realized gains on cash flow hedges are included within cost of revenues of $1.1 million and sales and marketing of $4.3 million and for realized losses within research and development of $3.4 million and general and administrative of $0.5 million for which the hedged transactions relate in the Consolidated Statements of Operations. The reclassifications out of accumulated other comprehensive income during the year ended December 31, 2012 for realized losses on cash flow hedges are included within cost of revenues of $0.9 million, research and development of $2.3 million, sales and marketing of $2.0 million, and general and administrative of $1.3 million for which the hedged transactions relate in the Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12. Employee Benefit Plans

Equity Incentive Plans

The Company’s equity incentive plans include the 2006 Equity Incentive Plan (the “2006 Plan”), the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, and the 2008 Employee Stock Purchase Plan (the "ESPP"). Under these plans, the Company has granted (or, in the case of acquired, plans assumed) stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share awards ("PSAs").

As of December 31, 2013, a total of approximately 103.8 million shares of common stock were reserved for future issuance upon exercise of stock options and vesting of RSUs, RSAs, and PSAs, and for the future grant of share-based compensation awards under the Company's equity incentive plans.

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of December 31, 2013, the 2006 Plan had 43.8 million shares subject to currently outstanding equity awards and 49.1 million shares available for future issuance. Options granted under the 2006 Plan have a maximum term of seven years from the date of grant, and generally vest and become exercisable over a four-year period. Subject to the terms of change of control severance agreements, and except for a limited number of shares allowed under the 2006 Plan, RSUs or PSAs that vest solely based on continuing employment or provision of services will vest in full no earlier than three years from the grant date, or in the event vesting is based on factors other than continued future provision of services, such awards will vest in full no earlier than one year from the grant date.

During the year ended December 31, 2012, the Company completed the acquisitions of Mykonos and Contrail and assumed their respective plans: Mykonos Software, Inc. 2010 Stock Plan and Contrail Systems Inc. 2012 Stock Plan. In connection with these plans, the Company assumed stock options, RSUs, and RSAs and exchanged the assumed awards for Juniper Networks' stock options, RSUs, and RSAs, respectively. No additional awards can be granted under these plans. The Company assumed an aggregate of 7.0 million shares of stock options, RSUs, and RSAs in connection with the acquisitions of Mykonos and Contrail, of which 5.8 million shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act. As of December 31, 2013 stock options, RSUs, and RSAs representing approximately 4.7 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

The ESPP was adopted in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of December 31, 2013, approximately 12.8 million shares have been issued and 6.2 million shares remain available for future issuance under the ESPP.

Stock Option Activities

Since 2006, the Company has granted stock option awards that have a maximum contractual life of seven years from the date of grant. Prior to 2006, stock option awards generally had a ten-year contractual life from the date of grant.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s stock option activity and related information as of and for the three years ended December 31, 2013 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2010	49.4	$21.90	4.1	$744.5
Granted	5.6	37.17
Canceled	(1.9)	26.76
Exercised	(13.9)	21.13
Expired	(0.6)	34.32
Balance as of December 31, 2011	38.6	$23.98	3.7	$75.3
Granted	3.1	22.81
Assumed(*)	0.9	0.57
Canceled	(2.8)	26.64
Exercised	(3.6)	11.71
Expired	(2.1)	26.97
Balance as of December 31, 2012	34.1	$24.13	3.1	$52.5
Granted	—	—
Canceled	(1.3)	29.56
Exercised	(5.6)	15.58
Expired	(4.1)	28.35
Balance as of December 31, 2013	23.1	$25.15	2.4	$44.6

As of December 31, 2013:
Vested and expected-to-vest options	22.8	$25.24	2.4	$42.0
Exercisable options	20.5	$25.40	2.0	$30.0
_____________________________

(*)	Stock options assumed in connection with the acquisition of Contrail.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.57 per share as of December 31, 2013 and the exercise price, multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, was $29.4 million, $27.9 million, and $249.8 million for 2013, 2012, and 2011, respectively. Total fair value of options vested during 2013, 2012, and 2011 was $45.2 million, $70.9 million, and $80.7 million, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes additional information regarding outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price (In dollars)	Number Outstanding (In millions)	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price (In dollars)	Number Exercisable (In millions)	Weighted Average Exercise Price (In dollars)
$0.03 - $15.09	2.9	3.9	$10.89	2.3	$13.76
$16.00 - $21.12	2.4	1.4	18.41	2.3	18.33
$21.43 - $23.84	2.4	2.2	22.46	2.1	22.60
$23.89 - $24.20	2.6	2.3	24.16	2.1	24.15
$24.25 - $25.49	2.3	1.3	25.07	2.3	25.07
$25.50 - $26.90	3.2	1.8	26.55	3.2	26.55
$26.97 - $29.89	3.1	2.6	28.54	2.9	28.52
$29.93 - $38.93	2.2	2.2	33.31	1.9	33.16
$40.26 - $40.26	1.1	4.0	40.26	0.8	40.26
$44.00 - $44.00	0.9	4.1	44.00	0.6	44.00
$0.03 - $44.00	23.1	2.4	$25.15	20.5	$25.40

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the three years ended December 31, 2013 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2010	14.2	$25.94	1.7	$522.9
RSUs granted	7.3	31.75
PSAs granted(1)	4.5	38.64
RSUs vested(6)	(1.7)	23.26
PSAs vested(6)	(0.8)	24.76
RSUs canceled	(1.0)	31.57
PSAs canceled	(2.9)	30.72
Balance as of December 31, 2011	19.6	$30.27	1.5	$400.5
RSUs granted	9.9	20.79
RSUs assumed(3)(4)	0.2	22.21
PSAs granted(2)	2.2	23.07
RSAs assumed(4)	5.8	19.59
RSUs vested(6)	(3.1)	27.04
PSAs vested(6)	(1.9)	18.21
RSAs vested(6)	(0.7)	19.59
RSUs canceled	(2.9)	27.77
PSAs canceled	(2.3)	29.71
Balance as of December 31, 2012	26.8	$27.76	1.7	$565.0
RSUs granted	10.3	20.32
PSAs granted(5)	2.2	21.27
RSUs vested(6)	(6.1)	26.15
PSAs vested(6)	(1.1)	28.52
RSAs vested(6)	(1.6)	19.59
RSUs canceled	(3.4)	22.99
PSAs canceled	(1.7)	29.10
Balance at December 31, 2013	25.4	$23.44	1.1	$573.5

As of December 31, 2013:
Vested and expected-to-vest RSUs, RSAs and PSAs	20.8	$23.77	1.0	$469.2
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

(3)	RSUs assumed in connection with the acquisition of Mykonos.

(4)	RSUs and RSAs assumed in connection with the acquisition of Contrail.

(5)
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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

(6)	Total fair value of RSUs, RSAs, and PSAs vested during 2013, 2012, and 2011 was $221.5 million, $132.0 million, and $57.7 million, respectively.

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant under the 2006 Plan as of December 31, 2013 (in millions):

Number of Shares
Balance as of December 31, 2012	57.3
RSUs and PSAs granted (1)	(26.1)
RSUs and PSAs canceled (1)	12.6
Options canceled (2)	1.2
Options expired (2)	4.1
Balance as of December 31, 2013	49.1
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

Employee Stock Purchase Plan

The Company's ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased approximately 3.3 million, 3.5 million, and 2.4 million shares of common stock through the ESPP at an average exercise price of $16.53, $16.26, and $21.53 per share during 2013, 2012, and 2011, respectively.

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for stock options and ESPP were as follows:

	Years Ended December 31,
	2013	2012	2011
Stock Options:
Volatility	—	45%	43%
Risk-free interest rate	—	0.7%	1.5%
Expected life (years)	0 years	4.2	4.1
Dividend yield	—	—	—
Weighted-average fair value per share	—	$8.47	$13.17

ESPP:
Volatility	36%	47%	41%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected life (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Weighted-average fair value per share	$5.54	$5.53	$7.48

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Company's Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues - Product	$4.7	$4.6	$4.6
Cost of revenues - Service	15.4	17.0	15.7
Research and development	127.6	109.1	97.7
Sales and marketing	70.9	81.6	70.9
General and administrative	26.0	31.1	33.3
Total	$244.6	$243.4	$222.2

The following table summarizes share-based compensation expense by award type (in millions):

	Years Ended December 31,
	2013	2012	2011
Stock options	$31.5	$58.9	$76.2
RSUs, RSAs, and PSAs	196.8	163.7	127.5
ESPP	16.3	20.8	18.5
Total	$244.6	$243.4	$222.2

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of December 31, 2013 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$33.6	1.8
RSUs, RSAs, and PSAs	$279.1	1.8

401(k) Plan

The Company maintains a savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "IRC"). Employees meeting the eligibility requirements, as defined under the IRC, may contribute up to the statutory limits each year. The Company currently matches 30% of all eligible employee contributions which vest immediately. The Company’s matching contributions to the plan totaled $20.7 million, $20.2 million, and $16.3 million during the years ended December 31, 2013, 2012, and 2011, respectively.

Deferred Compensation Plan

The Company’s non-qualified deferred compensation (“NQDC”) plan is an unfunded and unsecured deferred compensation arrangement. Under the NQDC plan, officers and other senior employees may elect to defer a portion of their compensation and contribute such amounts to one or more investment funds. The NQDC plan assets are included within short-term investments and offsetting obligations are included within accrued compensation in the Consolidated Balance Sheets. The investments are considered trading securities and are reported at fair value. The realized and unrealized holding gains and losses related to these investments are recorded in other expense, net, and the offsetting compensation expense is recorded as operating expenses in the Consolidated Statements of Operations. The deferred compensation liability under the NQDC plan was approximately $15.4 million and $12.6 million as of December 31, 2013 and December 31, 2012, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13. Segments

The Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance based on financial information of the Company’s divisions. During 2013, the Company consolidated operational oversight and management of all security products within the SSD segment. As a result of this product realignment, security products previously reported in the PSD segment (including the Branch SRX, Branch Firewall, and J Series product families) are now reported in the SSD segment. In addition, the Company realigned its Contrail products from the PSD segment to the SSD segment. The Company reclassified the segment data for the prior years to conform to the current year presentation.

The Company’s PSD segment primarily offers scalable routing and switching products that are used in service provider, enterprise, and public sector networks to control and direct network traffic from data centers, core, edge, aggregation, campus, Wide Area Networks ("WANs"), and customer premise equipment level. The Company's PSD segment consists of routing and switching products and services. Routing products and services include the ACX, E, M, MX, PTX, and T Series product families. Switching products and services primarily consist of the EX Series and wireless local area network solutions, as well as the QFabric™ system.

The Company's SSD segment offers solutions that meet a broad array of our customers’ priorities, from protecting the users, applications and data on the network to providing network services across a distributed infrastructure. The SSD segment primarily consists of security, software, management, virtualization, routing products and services. Security includes firewalls (both JUNOS-based SRX and Screen OS-based firewalls), Firefly, virtual private network systems and appliances, secure socket layer virtual private network appliances, intrusion detection and prevention appliances, wide area network optimization platforms, Junos Pulse, and J Series. Software and services for the mobile and wireline network edge include traffic flow monitoring, dynamic application and subscriber awareness, and next generation network addressing. Management and virtualization products include Junosphere, Junos SDK, JunosV App Engine and the network management platform, Junos Space. In fiscal 2013, the Company announced the availability of Juniper Networks Contrail, a standards-based and highly scalable network virtualization and intelligence solution for software-defined networks for enterprises and service providers.

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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes financial information for each segment used by the CODM (in millions):

	Years Ended December 31,
	2013	2012	2011
PSD product revenues:
Routing	$2,243.6	$1,946.8	$2,166.1
Switching	638.0	554.8	495.8
Total PSD product revenues	2,881.6	2,501.6	2,661.9
PSD service revenues	796.6	769.2	645.0
Total PSD revenues	3,678.2	3,270.8	3,306.9

SSD product revenues:
Security	564.3	669.9	698.3
Routing	74.0	90.6	118.1
Total SSD product revenues	638.3	760.5	816.4
SSD service revenues	352.6	334.1	325.4
Total SSD revenues	990.9	1,094.6	1,141.8
Total net revenues	$4,669.1	$4,365.4	$4,448.7

Segment contribution margin:
PSD	$1,621.0	$1,276.4	$1,426.8
SSD	398.4	473.6	504.4
Total segment contribution margin	2,019.4	1,750.0	1,931.2

Corporate unallocated expenses (1)	(1,123.5)	(1,068.7)	(1,013.9)
Amortization of purchased intangible assets (2)	(31.9)	(32.3)	(27.1)
Share-based compensation expense	(244.6)	(243.4)	(222.2)
Share-based payroll tax expense	(5.1)	(1.1)	(9.3)
Restructuring and other charges (3)	(47.5)	(99.7)	(30.6)
Acquisition-related charges (4)	(0.9)	(2.0)	(9.6)
Other unallocated expense	—	5.3	—
Total operating income	565.9	308.1	618.5
Other expense, net	(40.4)	(16.6)	(46.8)
Income before income taxes and noncontrolling interest	$525.5	$291.5	$571.7
________________________________

(1)	Amount includes unallocated costs for global functions such as sales, marketing, and general and administrative.

(2)	Amount includes amortization expense of purchased intangible assets reported in cost of revenues and operating expenses.

(3)	Amount includes restructuring and other charges reported in cost of revenues and operating expenses.

(4)	Amount includes acquisition-related costs reported in cost of revenues and operating expenses.
Depreciation expense allocated to the PSD segment was $117.3 million, $116.9 million, and $104.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. The depreciation expense allocated to the SSD segment was $30.9 million, $37.8 million, and $37.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Years Ended December 31,
	2013	2012	2011
Americas:
United States	$2,381.5	$2,067.5	$2,015.8
Other	232.0	218.4	222.2
Total Americas	2,613.5	2,285.9	2,238.0
Europe, Middle East, and Africa	1,256.9	1,266.3	1,339.8
Asia Pacific	798.7	813.2	870.9
Total	$4,669.1	$4,365.4	$4,448.7

During the years ended December 31, 2013 and 2011, no customer accounted for greater than 10% of the Company's net revenues. During the year ended December 31, 2012, Verizon accounted for 10.3% of the Company's net revenues across both of its segments.

The following table presents geographic information for property and equipment, net (in millions):

	As of December 31,
	2013	2012
United States	$801.3	$725.5
International	81.0	86.4
Property and equipment, net	$882.3	$811.9

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of December 31, 2013 and December 31, 2012, were attributable to U.S. operations. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

Note 14.	Income Taxes

The components of income before the provision for income taxes and noncontrolling interest are summarized as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Domestic	$248.7	$114.1	$218.4
Foreign	276.8	177.4	353.3
Total income before provision for income taxes and noncontrolling interest	$525.5	$291.5	$571.7

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes is summarized as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Current provision:
Federal	$(12.9)	$94.3	$19.5
States	(5.0)	8.4	0.9
Foreign	32.5	37.1	47.8
Total current provision	14.6	139.8	68.2
Deferred provision (benefit):
Federal	51.2	(28.8)	23.0
States	(2.7)	(1.5)	0.6
Foreign	22.6	3.5	(3.6)
Total deferred provision (benefit)	71.1	(26.8)	20.0
Income tax benefits attributable to employee stock plan activity	—	(8.0)	58.5
Total provision for income taxes	$85.7	$105.0	$146.7

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Expected provision at 35% rate	$184.0	$102.0	$200.1
State taxes (benefit), net of federal benefit	(3.6)	2.0	2.0
Foreign income at different tax rates	(37.7)	(11.6)	(50.4)
Research and development credits	(32.5)	(0.5)	(21.3)
Share-based compensation	25.6	22.4	16.7
Settlement with tax authorities	(28.3)	—	—
Domestic production activities	(26.3)	—	—
Equity investment gain on acquisition	—	(5.3)	—
Other	4.5	(4.0)	(0.4)
Total provision for income taxes	$85.7	$105.0	$146.7

In 2013, the Company recorded $64.2 million of net income tax benefit related to items unique to the year. These amounts included $19.7 million for a multi-year claim related to the U.S. production activities deduction, $28.3 million for a tax settlement with the Internal Revenue Service (“IRS”), and $16.2 million of U.S. federal R&D tax credit resulting from the American Taxpayer Relief Act of 2012 signed on January 2, 2013, which retroactively reinstated the U.S. federal R&D tax credit from January 1, 2012 to December 31, 2013.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of tax carry-forward items and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$1.1	$10.0
Foreign tax credit carry-forwards	63.4	58.0
Research and other credit carry-forwards	106.6	95.3
Deferred revenue	71.0	98.6
Stock-based compensation	86.1	97.5
Reserves and accruals not currently deductible	153.9	175.2
Other	13.7	13.6
Total deferred tax assets	495.8	548.2
Valuation allowance	(155.7)	(141.0)
Deferred tax assets, net of valuation allowance	340.1	407.2
Deferred tax liabilities:
Property and equipment basis differences	(3.1)	(1.0)
Purchased intangibles	(10.1)	(40.8)
Unremitted foreign earnings	(258.9)	(229.1)
Deferred compensation and other	(38.7)	—
Other	(0.4)	(1.2)
Total deferred tax liabilities	(311.2)	(272.1)
Net deferred tax assets	$28.9	$135.1

The breakdown between current and long-term deferred tax assets and deferred tax liabilities are as follows (in millions):

	As of December 31,
	2013	2012
Current deferred tax assets	$79.8	$172.6
Current deferred tax liabilities	—	—
Long-term deferred tax assets	2.4	—
Long-term deferred tax liabilities	(53.3)	(37.5)
Total net deferred tax assets	$28.9	$135.1

As of December 31, 2013, and 2012, the Company had a valuation allowance on its U.S. domestic deferred tax assets of approximately $155.7 million and $141.0 million, respectively. The balance at December 31, 2013 consisted of approximately $109.2 million and $9.7 million against the Company's California and Massachusetts deferred tax assets, respectively, which the Company believes are not more likely than not to be utilized in future years. The remaining deferred tax assets on which the Company recorded a valuation allowance are approximately $36.8 million related to losses that are capital in nature and may carry forward to offset future capital gains only. The valuation allowance increased $14.7 million in 2013 related to the increase in the California research and development credit and decreased $4.2 million in 2012 related to the utilization of losses that are capital in nature.

As of December 31, 2013, the Company had federal and California net operating loss carry-forwards of approximately $1.2 million and $40.6 million, respectively. The Company also had California tax credit carry-forwards of approximately $208.1 million. Approximately $20.1 million of the benefit from the California tax credit carry-forwards will be credited to additional paid-in capital when realized on the Company's income tax returns. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2014. The California tax credit carry-forwards will carry forward indefinitely.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. The Company has made no provision for U.S. income taxes on approximately

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

$1.5 billion of cumulative undistributed earnings of certain foreign subsidiaries through December 31, 2013. These earnings are considered indefinitely invested in operations outside of the U.S., as the Company intends to utilize these amounts to fund future expansion of its international operations. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As of December 31, 2013, 2012, and 2011 the total amount of gross unrecognized tax benefits was $137.6 million, $136.1 million, and $132.2 million, respectively. As of December 31, 2013, approximately $128.8 million of the $137.6 million gross unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$136.1	$132.2	$116.4
Tax positions related to current year:
Additions	15.8	8.8	17.6
Tax positions related to prior years:
Additions	22.6	0.9	6.4
Reductions	(2.2)	—	—
Settlements	(31.1)	(1.2)	(5.4)
Lapses in statutes of limitations	(3.6)	(4.6)	(2.8)
Balance at end of year	$137.6	$136.1	$132.2

As of December 31, 2013, 2012, and 2011 the Company had accrued interest and penalties related to unrecognized tax benefits of $18.4 million, $16.7 million, and $17.3 million, respectively, within other long-term liabilities in the Consolidated Balance Sheets. The Company recognized an expense for net interest and penalties of $0.6 million and a benefit of $0.6 million and $1.6 million in its Consolidated Statements of Operations during the years ended December 31, 2013, 2012, and 2011, respectively.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $1.6 million within the next twelve months due to lapses of applicable statutes of limitation and the completion of tax review cycles in various tax jurisdictions.

In 2013, the Company executed a closing agreement with the Appeals Division of the IRS related to its intercompany R&D cost sharing arrangement for the license of intangibles acquired in 2004, 2005, and 2006. The Company reached a final resolution with the IRS on all proposed adjustments for all tax years through 2006, which resulted in a settlement of approximately $19.6 million, including interest.

During the fourth quarter of 2011, the Company resolved an audit by a state tax authority for the years from 2002 through 2004. As a result of the settlement, the Company recorded a tax benefit or approximately $7.0 million including interest and penalties.

The Company conducts business globally and, as a result, Juniper Networks or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the Netherlands, U.K., France, Germany, Japan, China, Australia, India, and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations for years before 2004.

The Company is currently under examination by the IRS for the 2007 through 2009 tax years. The Company is also subject to separate ongoing examinations by the India tax authorities for the 2004 tax year, 2004 through 2008 tax years, and the 2008 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of December 31, 2013.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Note 15. Net Income per Share

The Company computed basic and diluted net income per share attributable to Juniper Networks common stockholders as follows (in millions, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to Juniper Networks	$439.8	$186.5	$425.1
Denominator:
Weighted-average shares used to compute basic net income per share	501.8	520.9	529.8
Dilutive effect of employee stock awards	8.5	5.3	11.6
Weighted-average shares used to compute diluted net income per share	510.3	526.2	541.4
Net income per share attributable to Juniper Networks common stockholders:
Basic	$0.88	$0.36	$0.80
Diluted	$0.86	$0.35	$0.79

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

Potentially dilutive common shares of approximately 13.2 million, 32.3 million, and 17.4 million shares for the years ended December 31, 2013, 2012, and 2011, respectively, were excluded from the computation of diluted net income because their effect would be anti-dilutive.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16. Commitments and Contingencies

Operating Leases

The following table summarizes the Company’s future minimum payments under non-cancelable operating leases for each of the next five years and thereafter as of December 31, 2013 (in millions):

Years Ending December 31,	Amount
2014	$49.4
2015	38.4
2016	31.1
2017	26.8
2018	22.6
Thereafter	56.9
Total	$225.2

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through November 30, 2022. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Rent expense for 2013, 2012, and 2011 was approximately $52.8 million, $63.2 million, and $65.7 million, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $491.4 million as of December 31, 2013.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of December 31, 2013, the Company had accrued $22.9 million based on its estimate of such charges.

Long-Term Debt and Interest Payment on Long-Term Debt

As of December 31, 2013, the Company held long-term debt consisting of senior notes with a carrying value of $999.3 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of December 31, 2013, other contractual obligations primarily consisted of $89.5 million in indemnity-related and service related escrows, as required in connection with certain asset purchases and acquisitions completed between 2005 and 2013, campus build-out obligations of $13.1 million, and $10.3 million of agreements that are firm, non-cancelable and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of December 31, 2013 and December 31, 2012, the Company had $40.1 million and $12.6 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees, of which $30.2 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2013. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

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

2013 Federal Securities Class Action

On August 12, 2013, a purported securities class action lawsuit, captioned Warren Avery v. Juniper Networks, Inc., et al., Case No. 13-cv-3733-WHO, was filed in the United States District Court for the Northern District of California naming the Company and certain of its officers and directors as defendants. The complaint alleged that the defendants made false and misleading statements regarding the Company's revenues, business practices, and internal controls. The complaint purported to assert claims for violations of Sections 10 (b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased Juniper Networks' securities between April 24, 2012 and August 8, 2013, inclusive. Plaintiff sought an unspecified amount of monetary damages on behalf of the purported class. On November 12, 2013, the court issued an order appointing Warren Avery as lead plaintiff. On January 9, 2014, lead plaintiff filed a notice of voluntary dismissal of the action without prejudice. On January, 23, 2014, the court entered an order of dismissal without prejudice.

2013 Shareholder Derivative Lawsuit

On August 28, 2013, a purported shareholder derivative action captioned Washtenaw County Employees’ Retirement System v. Kriens, et al., Case No. 1-13-CV-252083, was filed in the Superior Court of the State of California, County of Santa Clara, naming certain of the Company's officers and directors as defendants. On October 17, 2013, the action was removed to the United States District Court for the Northern District of California, and is now Case No. 13-cv-04829-WHO. The Company is named only as a nominal defendant in the action. The complaint alleges that the defendants failed to implement adequate internal controls and compliance programs to prevent violations of the Foreign Corrupt Practices Act. The complaint purports to assert claims against the defendants for breach of fiduciary duties, abuse of control, and waste of corporate assets. The complaint seeks, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs. On January 22, 2014, the Company filed a motion to dismiss the action. A hearing on the motion is scheduled for April 23, 2014.
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

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17. Selected Quarterly Financial Data (Unaudited)

The tables below set forth selected unaudited financial data for each quarter of the two years ended December 31, 2013 (in millions, except per share amounts):

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues:
Product	$781.8	$863.8	$900.8	$973.5
Service	277.4	286.9	284.8	300.1
Total net revenues	1,059.2	1,150.7	1,185.6	1,273.6
Cost of revenues:
Product	278.2	321.3	325.5	351.6
Service	110.2	108.9	113.6	118.4
Total cost of revenues (2)	388.4	430.2	439.1	470.0
Gross margin	670.8	720.5	746.5	803.6
Operating expenses:
Research and development(1)	262.2	257.7	264.6	258.7
Sales and marketing(4)	256.1	267.1	269.5	283.2
General and administrative(4)	58.5	49.2	61.4	48.2
Restructuring and other charges(2)	7.0	8.0	6.0	18.1
Total operating expenses	583.8	582.0	601.5	608.2
Operating income	87.0	138.5	145.0	195.4
Other expense, net	(10.1)	(12.6)	(7.5)	(10.2)
Income before income taxes	76.9	125.9	137.5	185.2
Income tax (benefit) provision	(14.1)	28.0	38.4	33.4
Net income	$91.0	$97.9	$99.1	$151.8

Net income per share:(3)
Basic	$0.18	$0.19	$0.20	$0.30
Diluted	$0.18	$0.19	$0.19	$0.30
_______________________________

(1)
In the second quarter of 2013, the Company extended the useful lives of certain computers and equipment based on actual historical usage, which demonstrated longer useful lives, as well as the planned use of these assets. The change was accounted for as a change in estimate and applied prospectively. This change in accounting estimate decreased depreciation expense within research and development expense by approximately $11.0 million or $0.01 per diluted share for the second quarter of 2013, $9.4 million or $0.01 for the third quarter of 2013, and $7.9 million or $0.01 for the fourth quarter of 2013.

(2)
In the third quarter of 2013, the Company implemented the 2013 Restructuring Plan for workforce reductions, contract terminations, and project cancellations and recorded restructuring charges of $7.4 million and $3.7 million to operating expenses and cost of revenues, respectively. In the fourth quarter of 2013, the Company continued to implement restructuring activities under the 2013 Restructuring Plan and primarily recorded charges to operating expenses of $17.6 million.

(3)	Net income per share is computed independently. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year or any cumulative interim period.

(4)	Certain amounts in the prior quarters' Condensed Consolidated Statements of Operations have been reclassified to conform to the current year presentation.

Juniper Networks, Inc.
Notes to Consolidated Financial Statements (Continued)

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
Net revenues:
Product	$771.9	$804.7	$838.2	$847.3
Service	260.6	269.1	280.1	293.5
Total net revenues	1,032.5	1,073.8	1,118.3	1,140.8
Cost of revenues:
Product	280.6	292.6	334.7	296.1
Service	117.8	113.3	109.8	111.7
Total cost of revenues(2)	398.4	405.9	444.5	407.8
Gross margin	634.1	667.9	673.8	733.0
Operating expenses:
Research and development	269.6	268.7	288.2	275.1
Sales and marketing(4)	258.6	260.4	261.8	264.7
General and administrative(4)	56.2	48.9	50.0	51.7
Restructuring and other charges(2)	2.0	3.2	31.0	10.6
Total operating expenses	586.4	581.2	631.0	602.1
Operating income	47.7	86.7	42.8	130.9
Other (expense) income, net	(24.4)	2.8	(4.0)	9.0
Income before income taxes	23.3	89.5	38.8	139.9
Income tax provision	7.0	31.8	22.0	44.2
Net income	$16.3	$57.7	$16.8	$95.7
Net income per share(3)
Basic	$0.03	$0.11	$0.03	$0.19
Diluted	$0.03	$0.11	$0.03	$0.19
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

(3)	Net income per share is computed independently. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year or any cumulative interim period.

(4)	Certain amounts in the prior quarters' Condensed Consolidated Statements of Operations have been reclassified to conform to the current year presentation.

Note 18. Subsequent Events

Integrated Operating Plan
In February 2014, the Company announced an integrated operating plan ("IOP") focused on innovation that matters most to service providers and enterprises where demand for High-IQ Networks and best-in-class cloud environments are driving growth. Through the execution of the IOP the Company will coalesce its engineering talent, go-to-market teams and R&D around this strategy resulting in streamlined operations and business portfolio and operational efficiencies.

The Company expects to initiate a substantial cost reduction plan in connection with the IOP accomplished through various restructuring activities. The Company is not able to make a reasonable estimate of future restructuring costs associated with the IOP.

As part of the IOP, the Company announced a commitment to return a minimum of $3.0 billion to shareholders over the next three years through a combination of share repurchases and dividends. As part of this plan, the Board of Directors has authorized $2.0 billion in share repurchases to be executed through the end of the first quarter of 2015, including $1.2 billion through an accelerated share repurchase program to be entered into during the first quarter of 2014. The Company will also initiate a quarterly cash dividend of $0.10 per share of common stock beginning in the third quarter of 2014. These activities will be funded by a combination of existing cash balances and debt offerings.

Business Combination
Subsequent to December 31, 2013, the Company acquired WANDL, Inc. (“WANDL”), a provider of software solutions for advanced planning, management, design and optimization of next-generation multi-layer networks for cash and stock consideration of approximately $30.0 million. This acquisition provides the Company with technology and experience in traffic engineering, multi-layer optimization and path computation, to help service provider customers optimize the performance and cost of their networks. The initial purchase accounting for this transaction was not yet complete at the filing of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Management's Annual Report on Internal Control Over Financial Reporting: See "Management's Annual Report on Internal Control over Financial Reporting" under Item 8 of Part II of this Report, which is incorporated herein by reference.

(b) For the “Report of Independent Registered Public Accounting Firm,” see the report under Item 8 of Part II of this Report, which is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

Information concerning our directors, including director nominations, and our audit committee and audit committee financial expert, appearing in our definitive Proxy Statement to be filed with the SEC in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) under “Corporate Governance Principles and Board Matters,” “Director Compensation” and “Election of Directors” is incorporated herein by reference.

Information concerning Section 16(a) beneficial ownership reporting compliance appearing in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information concerning our Worldwide Code of Business Conduct and Ethics that applies to our principal executive officer and all other employees appearing in the Proxy Statement under “Corporate Governance Principles and Board Matters,” is incorporated herein by reference.

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

(a)  The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

The following financial statement schedule is included as part of this Report:

Schedule	Page
Schedule II - Valuation and Qualifying Account	109

All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8 herein.

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

Juniper Networks, Inc.

February 25, 2014	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President and Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

February 25, 2014	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mitchell L. Gaynor and Robyn M. Denholm, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaygan Kheradpir	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014
Shaygan Kheradpir

/s/ Robyn M. Denholm	Executive Vice President and Chief Financial and Operations Officer (Principal Financial Officer)	February 25, 2014
Robyn M. Denholm

/s/ Terrance F. Spidell	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2014
Terrance F. Spidell

/s/ Scott Kriens	Chairman of the Board	February 25, 2014
Scott Kriens

/s/ Pradeep Sindhu	Vice Chairman of the Board and Chief Technical Officer	February 25, 2014
Pradeep Sindhu

/s/ Robert M. Calderoni	Director	February 25, 2014
Robert M. Calderoni

Signature	Title	Date

/s/ Mary B. Cranston	Director	February 25, 2014
Mary B. Cranston

/s/ Mercedes Johnson	Director	February 25, 2014
Mercedes Johnson

/s/ Michael Lawrie	Director	February 25, 2014
Michael Lawrie

/s/ William F. Meehan	Director	February 25, 2014
William F. Meehan

/s/ David Schlotterbeck	Director	February 25, 2014
David Schlotterbeck

/s/ William R. Stensrud	Director	February 25, 2014
William R. Stensrud

/s/ Kevin R. Johnson	Director	February 25, 2014
Kevin R. Johnson

Juniper Networks, Inc.

Schedule II - Valuation and Qualifying Account
Years Ended December 31, 2013, 2012, and 2011
 (In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Year
2013	$9.5	$(3.8)	$(0.3)	$5.4
2012	$9.5	$0.1	$(0.1)	$9.5
2011	$10.1	$(0.2)	$(0.4)	$9.5

		Additions
Sales Return Reserve	Balance at Beginning of Year	Charged as a Reduction in Revenues	Charged to Other Accounts	Used	Balance at End of Year
2013	$52.7	$35.0	$61.5	$(100.2)	$49.0
2012	$52.0	$40.0	$48.6	$(87.9)	$52.7
2011	$52.8	$44.9	$64.6	$(110.3)	$52.0

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Restated Certificate of Incorporation of Juniper Networks, Inc.*
3.2	Amended and Restated Bylaws of Juniper Networks, Inc.	8-K	3.2	001-34501	12/31/2013
4.1	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	001-34501	3/4/2011
4.8	First Supplemental Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	4.8	001-34501	3/4/2011
4.9	Form of Note for Juniper Networks, Inc.'s 3.100% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.9	001-34501	3/4/2011
4.10	Form of Note for Juniper Networks, Inc.'s 4.600% Senior Notes due 2021 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.10	001-34501	3/4/2011
4.11	Form of Note for Juniper Networks, Inc.'s 5.950% Senior Notes due 2041 (incorporated by reference to Exhibit 4.8 hereto)	10-Q	4.11	001-34501	3/4/2011
10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors, officers and certain employees	10-Q	10.1	000-26339	11/14/2003
10.2	Amended and Restated 1996 Stock Plan++	8-K	10.1	000-26339	11/9/2005
10.3	Form of Stock Option Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	10-Q	10.16	000-26339	11/2/2004
10.4	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. Amended and Restated 1996 Stock Plan++	8-K	10.2	000-26339	11/9/2005
10.5	Juniper Networks 2000 Nonstatutory Stock Option Plan++	S-8	10.1	333-92086	7/9/2002
10.6	Form of Option Agreement for the Juniper Networks 2000 Nonstatutory Stock Option Plan++	10-K	10.6	000-26339	3/4/2005
10.7	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended February 14, 2014*++
10.8	Form of Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.2	000-26339	5/24/2006
10.9	Form of Non-Employee Director Stock Option Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	8-K	10.3	000-26339	5/24/2006
10.10	Form of Notice of Grant and Restricted Stock Unit Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.20	000-26339	2/29/2008
10.11	Form of Notice of Grant and Performance Share Agreement for the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-K	10.21	000-26339	2/29/2008
10.12	Form of India Stock Option Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-Q	10.2	000-26339	5/9/2008
10.13	Form of India Restricted Stock Unit Agreement under the Juniper Networks, Inc. 2006 Equity Incentive Plan++	10-Q	10.3	000-26339	5/9/2008
10.14	Unisphere Networks, Inc. Second Amended and Restated 1999 Stock Incentive Plan++	S-8	10.1	333-92090	7/9/2002
10.15	NetScreen Technologies, Inc. 1997 Equity Incentive Plan++	S-1+	10.2	333-71048	10/5/2001
10.16	NetScreen Technologies, Inc. 2001 Equity Incentive Plan++	S-1+	10.3	333-71048	12/10/2001
10.17	NetScreen Technologies, Inc. 2002 Stock Option Plan++	S-8	4.7	333-114688	4/21/2004
10.18	Neoteris 2001 Stock Plan++	S-8+	4.1	333-110709	11/24/2003
10.19	Kagoor Networks, Inc. 2003 General Stock Option Plan++	S-8	4.1	333-124572	5/3/2005
10.20	Kagoor Networks, Inc. 2003 Israel Stock Option Plan++	S-8	4.2	333-124572	5/3/2005
10.21	Redline Networks 2000 Stock Plan++	S-8	4.1	333-124610	5/4/2005
10.22	Peribit Networks 2000 Stock Plan++	S-8	99.1	333-126404	7/6/2005
10.23	Amended and Restated Juniper Networks 1999 Employee Stock Purchase Plan++	10-Q	10.2	000-26339	8/9/2007

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.24	Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	8-K	10.2	001-34501	5/24/2012
10.25	Sub-plan to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan For Employees Located in the European Economic Area	10-K	10.25	000-26339	3/2/2009
10.26	Juniper Networks, Inc. Deferred Compensation Plan++	S-8	4.4	333-151669	6/16/2008
10.27	Form of Executive Officer Change of Control Agreement, as amended++	10-K	10.27	000-26339	3/2/2009
10.28	Form of Executive Officer Severance Agreement, as amended++	10-Q	10.4	000-26339	11/10/2008
10.29	Option Amendment Agreement by and between the Registrant and Kim Perdikou++	8-K	99.2	000-26339	5/2/2007
10.30	Severance Agreement by and between the Registrant and Robyn M. Denholm++	10-K	10.33	000-26339	3/2/2009
10.31	Offer Letter by and between Juniper Networks, Inc. and John Morris++	10-Q	10.1	000-26339	11/10/2008
10.32	Employment Agreement by and between Juniper Networks, Inc. and Kevin Johnson++	10-Q	10.2	000-26339	11/10/2008
10.33	Offer Letter by and between Juniper Networks, Inc. and Michael J. Rose++	10-K	10.38	000-26339	3/2/2009
10.34	Tolling Agreement by and between Juniper Networks, Inc. and Scott Kriens++	10-Q	10.3	000-26339	11/10/2008
10.35	Agreement for ASIC Design and Purchase of Products between IBM Microelectronics and the Registrant dated August 26, 1997	S-1	10.8	333-76681	6/18/1999
10.36	Lease between Mathilda Associates LLC and the Registrant dated June 18, 1999	S-1	10.10	333-76681	6/23/1999
10.37	Lease between Mathilda Associates LLC and the Registrant dated February 1, 2000	10-K	10.9	000-26339	3/27/2001
10.38	Lease between Mathilda Associates II LLC and the Registrant dated August 15, 2000	10-Q	10.15	000-26339	11/2/2004
10.39	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated January 24, 2002	10-K	10.47	000-34501	2/26/2010
10.40	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated February 28, 2000	10-K	10.48	000-34501	2/26/2010
10.41	First Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.49	000-34501	2/26/2010
10.42	Second Amendment to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.50	000-34501	2/26/2010
10.43	Amendment No. 2 to Lease between Sunnyvale Office Park, L.P. and the Registrant dated October 14, 2009	10-K	10.51	000-34501	2/26/2010
10.44	Ankeena Networks, Inc. 2008 Stock Plan++	S-8	4.3	333-166248	4/23/2010
10.45	Altor Networks, Inc. 2007 Stock Plan and 2009 Israeli Equity Incentive Sub Plan++	S-8	10.1	333-171299	12/21/2010
10.46	Australian Addendum to the Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended++	10-Q	10.2	000-34501	11/5/2010
10.47	Australian Addendum to the Juniper Networks, Inc. 2008 Employee Stock Purchase Plan, as amended++	10-Q	10.3	000-34501	11/5/2010
10.48	Employee Agreement between Juniper Networks, Inc. and Robert Muglia++	10-Q	10.3	001-34501	11/4/2011
10.49	Description of 2012 Annual Incentive Plan++	8-K	Item 5.02	001-34501	2/21/2012
10.50	Form of Severance Agreement for Certain Officers first used in April 2012++	10-Q	10.2	001-34501	5/9/2012

		Incorporated by Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.51	Form of Change of Control Agreement for Certain Officers first used in April 2012++	10-Q	10.3	001-34501	5/9/2012
10.52	Juniper Networks, Inc. Performance Bonus Plan++	8-K	10.56	001-34501	5/23/2011
10.53	Employment Agreement by and between Juniper Networks, Inc. and Rami Rahim++	10-Q	10.1	001-34501	11/8/2012
10.54	Consulting Agreement by and between Juniper Networks, Inc. and Stefan Dyckerhoff++	10-Q	10.2	001-34501	11/8/2012
10.55	Service Agreement by and between Juniper Networks, Inc. and Stefan Dyckerhoff++	10-K	10.55	001-34501	2/26/2013
10.56	Amended and Restated Contrail Systems Inc. 2012 Stock Plan dated December 2, 2012++	10-K	10.56	001-34501	2/26/2013
10.57	Employment Offer Letter between Juniper Networks, Inc. and Shaygan Kheradpir++	8-K	10.1	001-34501	11/13/2013
10.58	Amended and Restated Severance Agreement between Juniper Networks, Inc., and Robyn Denholm++	8-K		001-34501	7/25/2013
10.59	WANDL, Inc. 2013 Restricted Stock Unit Plan++	S-8	4.4	333-193906	2/12/2014
10.60	Form of Change of Control Agreement for Certain Officers first used in November 2013++	10-Q	10.2	001-34501	11/8/2013
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Juniper Networks Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Consolidated Statements of Changes in Stockholders' Equity, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

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