Form 10-Q
period 2014-03-31
JUNIPER NETWORKS INC
filed 2014-05-08
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 473,761,619 shares of the Company's Common Stock, par value $0.00001, outstanding as of May 2, 2014.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues:
Product	$876.0	$781.8
Service	294.1	277.4
Total net revenues	1,170.1	1,059.2
Cost of revenues:
Product	326.6	278.2
Service	123.4	110.2
Total cost of revenues	450.0	388.4
Gross margin	720.1	670.8
Operating expenses:
Research and development	264.0	262.2
Sales and marketing	273.4	256.1
General and administrative	74.9	58.5
Restructuring and other charges	114.0	7.0
Total operating expenses	726.3	583.8
Operating (loss) income	(6.2)	87.0
Other income (expense), net	154.2	(10.1)
Income before income taxes	148.0	76.9
Income tax provision (benefit)	37.4	(14.1)
Net income	$110.6	$91.0

Net income per share:
Basic	$0.23	$0.18
Diluted	$0.22	$0.18
Shares used in computing net income per share:
Basic	486.2	504.7
Diluted	496.5	512.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$110.6	$91.0
Other comprehensive loss, net of tax:
Available-for-sale securities(*):
Change in unrealized gains on available-for-sale securities, net of tax provision of ($22.1) for 2014	38.1	(0.2)
Reclassification adjustment for realized net gains on available-for-sale securities included in net income, net of tax provision of $60.3 for 2014	(103.5)	(0.4)
Net change in unrealized gains on available-for-sale securities	(65.4)	(0.6)
Cash flow hedges(*):
Change in unrealized gains on cash flow hedges, net of tax provision of ($0.6) for 2014	2.1	(2.1)
Reclassification adjustment for realized net gains on cash flow hedges included in net income, net of tax benefit of ($0.1) for 2014	(1.1)	(1.4)
Net change in unrealized gains on cash flow hedges, net of taxes	1.0	(3.5)
Change in foreign currency translation adjustments	1.7	(5.8)
Other comprehensive loss, net of tax	(62.7)	(9.9)
Comprehensive income	$47.9	$81.1
________________________________

(*)	Taxes related to available-for-sale securities and cash flow hedges were not material for 2013.

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,579.4	$2,284.0
Short-term investments	378.1	561.9
Accounts receivable, net of allowances	597.9	578.3
Deferred tax assets, net	140.4	79.8
Prepaid expenses and other current assets	184.0	199.9
Total current assets	3,879.8	3,703.9
Property and equipment, net	905.7	882.3
Long-term investments	521.2	1,251.9
Restricted cash and investments	71.6	89.5
Purchased intangible assets, net	115.1	106.9
Goodwill	4,071.3	4,057.7
Other long-term assets	158.9	233.8
Total assets	$9,723.6	$10,326.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$222.2	$200.4
Accrued compensation	180.6	273.9
Deferred revenue	772.5	705.8
Other accrued liabilities	271.0	261.3
Total current liabilities	1,446.3	1,441.4
Long-term debt	1,348.9	999.3
Long-term deferred revenue	381.7	363.5
Long-term income taxes payable	121.7	114.4
Other long-term liabilities	115.5	105.2
Total liabilities	3,414.1	3,023.8
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 473.4 shares and 495.2 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	9,255.4	9,868.9
Accumulated other comprehensive income	1.9	64.6
Accumulated deficit	(2,947.8)	(2,631.3)
Total stockholders' equity	6,309.5	7,302.2
Total liabilities and stockholders' equity	$9,723.6	$10,326.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$110.6	$91.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	60.8	49.9
Depreciation, amortization, and accretion	48.1	51.8
Restructuring and other charges	122.4	7.7
Deferred income taxes	(44.5)	15.7
Gain on investments, net	(166.2)	(2.3)
Excess tax benefits from share-based compensation	(6.7)	(1.1)
Loss on disposal of fixed assets	0.8	0.1
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(15.7)	(94.3)
Prepaid expenses and other assets	35.5	(53.6)
Accounts payable	19.2	9.1
Accrued compensation	(92.0)	(75.2)
Income taxes payable	21.2	(38.4)
Other accrued liabilities	(50.3)	(26.5)
Deferred revenue	82.8	57.2
Net cash provided by (used in) operating activities	126.0	(8.9)
Cash flows from investing activities:
Purchases of property and equipment	(57.3)	(71.5)
Purchases of available-for-sale investments	(327.1)	(582.2)
Proceeds from sales of available-for-sale investments	1,221.4	331.8
Proceeds from maturities of available-for-sale investments	79.3	54.0
Purchases of trading investments	(1.8)	(1.5)
Proceeds from sales of privately-held investments	2.5	1.6
Purchases of privately-held investments	(1.7)	(7.3)
Payments for business acquisitions, net of cash and cash equivalents acquired	(27.1)	(10.0)
Changes in restricted cash	25.0	—
Net cash provided by (used in) investing activities	913.2	(285.1)
Cash flows from financing activities:
Proceeds from issuance of common stock	101.2	65.0
Purchases and retirement of common stock	(905.8)	(132.5)
Purchase of equity forward contract	(300.0)	—
Issuance of long-term debt, net	346.5	—
Payment for capital lease obligation	(0.4)	(1.4)
Customer financing arrangements	8.0	(2.3)
Excess tax benefits from share-based compensation	6.7	1.1
Net cash used in financing activities	(743.8)	(70.1)
Net increase (decrease) in cash and cash equivalents	295.4	(364.1)
Cash and cash equivalents at beginning of period	2,284.0	2,407.8
Cash and cash equivalents at end of period	$2,579.4	$2,043.7

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2013, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the prior year Condensed Consolidated Financial Statements contained in this Report have been reclassified to conform to the current year presentation.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

In the first quarter of 2014, the Company announced an integrated operating plan ("IOP") to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. In connection with the IOP, the Company realigned its organization into a One-Juniper structure which includes consolidating the Company's R&D and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, the consolidated business is considered to be one reportable segment. In fiscal 2013, the Company operated under two reportable segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). This change did not impact previously reported consolidated results of operation. See Note 13, Segments, for further discussion of the Company's segment reorganization.

Note 2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11") to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 became effective for the Company in the first quarter of 2014. The adoption did not result in a change to the tax provision and it did not have a significant impact to the presentation of long-term taxes payable or deferred tax assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3. Business Combinations

On January 7, 2014, the Company acquired 100% of the equity securities of WANDL, Inc. ("WANDL"), for $28.7 million of cash and stock consideration. WANDL, a provider of software solutions for advanced planning, management, design and optimization of next-generation multi-layer networks will provide the Company with technology and experience in traffic engineering, multi-layer optimization and path computation, to help service provider customers optimize the performance and cost of their networks.

The aggregate consideration of $28.7 million was allocated as follows: intangible assets of $17.8 million, recognized goodwill of $13.6 million, and net liabilities of $2.7 million. The goodwill recognized for the acquisition of WANDL was primarily attributable to expected synergies and is not deductible for U.S. federal income tax purposes.

Additionally, under the terms of the purchase agreement, the Company assumed share-based awards for employees with a fair value of $34.9 million, which were granted in contemplation of future services and will be expensed as share-based compensation over the remaining service period.

Intangible Assets Acquired

The following table presents details of the Company's intangible assets acquired through the business combination completed during the three months ended March 31, 2014 (in millions, except years):

	Weighted Average Estimated Useful Life (In Years)	Amount
Existing technology	7	$10.7
Customer relationships	7	6.0
Trade name	4	0.6
Backlog	1	0.2
Non-compete agreements	2	0.3
Total	7	$17.8

The Company's Condensed Consolidated Financial Statements include the operating results of this business combination from the date of acquisition. Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company's consolidated results of operations is not material.

The Company recognized $0.6 million and $0.1 million of acquisitions-related costs during the three months ended March 31, 2014 and March 31, 2013, respectively. These acquisition-related costs were expensed in the period incurred within general and administrative expense in the Company's Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of March 31, 2014 and December 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2014
Fixed income securities:
Asset-backed securities	$135.4	$—	$(0.1)	$135.3
Certificates of deposit	12.0	—	—	12.0
Commercial paper	1.2	—	—	1.2
Corporate debt securities	411.0	1.3	(0.1)	412.2
Foreign government debt securities	5.0	—	—	5.0
Government-sponsored enterprise obligations	88.3	—	—	88.3
U.S. government securities	241.5	0.1	—	241.6
Total fixed income securities	894.4	1.4	(0.2)	895.6
Money market funds	1,183.0	—	—	1,183.0
Mutual funds	4.0	0.1	—	4.1
Publicly-traded equity securities	7.2	—	(0.8)	6.4
Total available-for-sale securities	2,088.6	1.5	(1.0)	2,089.1
Trading securities in mutual funds(*)	16.1	—	—	16.1
Total	$2,104.7	$1.5	$(1.0)	$2,105.2

Reported as:
Cash equivalents	$1,135.1	$—	$—	$1,135.1
Restricted investments	70.7	0.1	—	70.8
Short-term investments	378.6	0.3	(0.8)	378.1
Long-term investments	520.3	1.1	(0.2)	521.2
Total	$2,104.7	$1.5	$(1.0)	$2,105.2
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
Fixed income securities:
Asset-backed securities	$249.9	$0.1	$(0.1)	$249.9
Certificates of deposit	27.6	—	—	27.6
Commercial paper	6.9	—	—	6.9
Corporate debt securities	813.6	2.0	(0.3)	815.3
Foreign government debt securities	10.7	—	—	10.7
Government-sponsored enterprise obligations	306.2	0.1	(0.1)	306.2
U.S. government securities	303.3	0.1	(0.1)	303.3
Total fixed income securities	1,718.2	2.3	(0.6)	1,719.9
Money market funds	1,043.7	—	—	1,043.7
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	12.0	104.5	(1.9)	114.6
Total available-for-sale securities	2,777.8	106.9	(2.5)	2,882.2
Trading securities in mutual funds(*)	15.4	—	—	15.4
Total	$2,793.2	$106.9	$(2.5)	$2,897.6

Reported as:
Cash equivalents	$996.2	$—	$—	$996.2
Restricted investments	87.5	0.1	—	87.6
Short-term investments	459.0	104.9	(2.0)	561.9
Long-term investments	1,250.5	1.9	(0.5)	1,251.9
Total	$2,793.2	$106.9	$(2.5)	$2,897.6

________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of March 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due within one year	$374.0	$0.3	$—	$374.3
Due between one and five years	520.4	1.1	(0.2)	521.3
Total	$894.4	$1.4	$(0.2)	$895.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company had 95 and 178 investments in an unrealized loss position as of March 31, 2014 and December 31, 2013, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of March 31, 2014, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2014 and March 31, 2013.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended March 31, 2014, the Company determined that certain available-for-sale equity securities were other-than-temporarily impaired, resulting in an impairment charge of $1.6 million recorded within other income (expense), net, in the Condensed Consolidated Statements of Operations. There were no such charges during the three months ended March 31, 2013.

During the three months ended March 31, 2014, gross realized gains from available-for-sale securities were $165.5 million and gross realized losses were not material, excluding the impairment charge noted above. During the three months ended March 31, 2013, there were no material gross realized gains or losses from available-for-sale securities and there were no material gross realized gains or losses from trading securities during the three months ended March 31, 2014 and March 31, 2013.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of March 31, 2014 and December 31, 2013 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2014
Fixed income securities:
Asset-backed securities(1)	$65.9	$(0.1)	$6.0	$—	$71.9	$(0.1)
Corporate debt securities	54.1	(0.1)	—	—	54.1	(0.1)
Foreign government debt securities(1)	—	—	5.0	—	5.0	—
Government-sponsored enterprise obligations(2)	34.9	—	—	—	34.9	—
U.S. government securities(2)	6.9	—	—	—	6.9	—
Total fixed income securities	161.8	(0.2)	11.0	—	172.8	(0.2)
Publicly-traded equity securities	6.4	(0.8)	—	—	6.4	(0.8)
Total available-for-sale securities	$168.2	$(1.0)	$11.0	$—	$179.2	$(1.0)
________________________________

(1)	Balances greater than 12 months include investments that were in an immaterial unrealized loss position as of March 31, 2014.

(2)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of March 31, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2013
Fixed income securities:
Asset-backed securities(1)	$153.0	$(0.1)	$0.6	$—	$153.6	$(0.1)
Corporate debt securities(1)	156.1	(0.3)	9.7	—	165.8	(0.3)
Foreign government debt securities(2)	10.0	—	—	—	10.0	—
Government-sponsored enterprise obligations	123.1	(0.1)	—	—	123.1	(0.1)
U.S. government securities	119.7	(0.1)	—	—	119.7	(0.1)
Total fixed income securities	561.9	(0.6)	10.3	—	572.2	(0.6)
Publicly-traded equity securities	6.8	(1.9)	—	—	6.8	(1.9)
Total available-for-sale securities	$568.7	$(2.5)	$10.3	$—	$579.0	$(2.5)
 ________________________________

(1)	Balances greater than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2013.

(2)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2013.

Restricted Cash and Investments

The Company classifies cash and investments designated as available-for-sale securities as restricted cash and investments on its Condensed Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed between 2005 and 2014; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers indemnification trust ("D&O Trust").

Privately-Held Investments

As of March 31, 2014 and December 31, 2013, the carrying values of the Company’s privately-held investments of $58.7 million and $57.2 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three months ended March 31, 2014 and March 31, 2013, the Company determined that no privately-held investments were other-than-temporarily impaired.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at March 31, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$135.3	$—	$135.3
Certificates of deposit	—	12.0	—	12.0
Commercial paper	—	1.2	—	1.2
Corporate debt securities	—	412.2	—	412.2
Foreign government debt securities	—	5.0	—	5.0
Government-sponsored enterprise obligations	—	88.3	—	88.3
Money market funds(1)	1,183.0	—	—	1,183.0
Mutual funds(2)	4.1	—	—	4.1
Publicly-traded equity securities	6.4	—	—	6.4
U.S. government securities	140.9	100.7	—	241.6
Total available-for-sale securities	1,334.4	754.7	—	2,089.1
Trading securities in mutual funds(3)	16.1	—	—	16.1
Derivative assets:
Foreign exchange contracts	—	3.7	—	3.7
Total assets measured at fair value	$1,350.5	$758.4	$—	$2,108.9
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.1)	$—	$(0.1)
Total liabilities measured at fair value	$—	$(0.1)	$—	$(0.1)

Total assets measured at fair value, reported as:
Cash equivalents	$1,116.3	$18.8	$—	$1,135.1
Restricted investments	70.8	—	—	70.8
Short-term investments	135.7	242.4	—	378.1
Long-term investments	27.7	493.5	—	521.2
Prepaid expenses and other current assets	—	3.7	—	3.7
Total assets measured at fair value	$1,350.5	$758.4	$—	$2,108.9

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.1)	$—	$(0.1)
Total liabilities measured at fair value	$—	$(0.1)	$—	$(0.1)
________________________________

(1)	Balance includes $66.7 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisitions related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$249.9	$—	$249.9
Certificates of deposit	—	27.6	—	27.6
Commercial paper	—	6.9	—	6.9
Corporate debt securities	—	815.3	—	815.3
Foreign government debt securities	—	10.7	—	10.7
Government-sponsored enterprise obligations	—	306.2	—	306.2
Money market funds(1)	1,043.7	—	—	1,043.7
Mutual funds(2)	4.0	—	—	4.0
Publicly-traded equity securities	114.6	—	—	114.6
U.S. government securities	197.2	106.1	—	303.3
Total available-for-sale securities	1,359.5	1,522.7	—	2,882.2
Trading securities in mutual funds(3)	15.4	—	—	15.4
Derivative assets:
Foreign exchange contracts	—	3.0	—	3.0
Total assets measured at fair value	$1,374.9	$1,525.7	$—	$2,900.6
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.7)	$—	$(0.7)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)

Total assets measured at fair value, reported as:
Cash equivalents	$965.1	$31.1	$—	$996.2
Restricted investments	87.6	—	—	87.6
Short-term investments	246.5	315.4	—	561.9
Long-term investments	75.7	1,176.2	—	1,251.9
Prepaid expenses and other current assets	—	3.0	—	3.0
Total assets measured at fair value	$1,374.9	$1,525.7	$—	$2,900.6

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.7)	$—	$(0.7)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)
________________________________

(1)	Balance includes $83.6 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisitions related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three months ended March 31, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Privately-held investments, which are normally carried at cost, are measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of investments. The Company estimates the fair value of its privately-held investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections.

As of March 31, 2014, the Company had no assets measured at fair value on a nonrecurring basis. As of December 31, 2013, the Company had $2.0 million of privately-held investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity.

As of March 31, 2014 and December 31, 2013, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of March 31, 2014 and December 31, 2013, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was approximately $1,398.6 million and $1,023.5 million, respectively, based on observable market inputs (Level 2).

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	March 31, 2014	December 31, 2013
Cash flow hedges	$117.1	$137.6
Non-designated derivatives	153.8	144.4
Total	$270.9	$282.0

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other income

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(expense), net, in its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

See Note 5, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2014, the Company recognized a gain of $2.7 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $1.0 million from other comprehensive loss to operating expense in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2013, the Company recognized a loss of $2.1 million in accumulated other comprehensive income for the effective portion of its derivative instruments and reclassified a gain of $1.4 million from other comprehensive loss to operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three months ended March 31, 2014 and March 31, 2013.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities within two months.

During the three months ended March 31, 2014 and March 31, 2013, the Company recognized net losses of $0.6 million and $0.7 million, respectively, on non-designated derivative instruments within other income (expense), net in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of March 31, 2014 and December 31, 2013, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity during the three months ended March 31, 2014 (in millions):

Balance as of December 31, 2013	$4,057.7
Additions due to business combinations	13.6
Balance as of March 31, 2014	$4,071.3

The additions to goodwill were based on the purchase price allocation of the acquisition completed during the first quarter of 2014. There were no impairments to goodwill during the three months ended March 31, 2014 and March 31, 2013.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of March 31, 2014
Intangible assets with finite lives:
Technologies and patents	$592.1	$(461.9)	$(30.5)	$99.7
Customer contracts, support agreements, and related relationships	80.3	(63.7)	(2.2)	14.4
Other	1.1	(0.1)	—	1.0
Total purchased intangible assets	$673.5	$(525.7)	$(32.7)	$115.1

As of December 31, 2013
Intangible assets with finite lives:
Technologies and patents	$581.4	$(453.4)	$(30.5)	$97.5
Customer contracts, support agreements, and related relationships	74.3	(62.7)	(2.2)	9.4
Total purchased intangible assets	$655.7	$(516.1)	$(32.7)	$106.9

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$8.2	$6.3
Operating expenses:
Sales and marketing	1.0	0.9
General and administrative	0.3	0.3
Total operating expenses	1.3	1.2
Total	$9.5	$7.5

There were no impairment charges related to purchased intangible assets during the three months ended March 31, 2014 and March 31, 2013.

As of March 31, 2014, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2014	$29.3
2015	35.3
2016	21.1
2017	13.0
2018	6.1
Thereafter	10.3
Total	$115.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8. Other Financial Information

Inventories

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories are reported within prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets and consisted of the following (in millions):

	As of
	March 31, 2014	December 31, 2013
Production materials	$53.5	$51.3
Finished goods	1.2	1.4
Inventories	$54.7	$52.7

In connection with the 2014 Restructuring Plan discussed in Note 9, Restructuring and Other Charges, the Company commenced a product rationalization initiative and accelerated the end-of-service life of certain products resulting in inventory charges of $8.4 million recorded within cost of revenues in the Condensed Consolidated Statement of Operations.

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	March 31, 2014	December 31, 2013
Privately-held investments	$58.7	$57.2
Licensed software	9.5	90.4
Federal income tax receivable	20.0	20.0
Financed customer receivable	20.9	19.9
Inventory	14.9	15.2
Prepaid costs, deposits, and other	34.9	31.1
Other long-term assets	$158.9	$233.8

In connection with the 2014 Restructuring Plan discussed in Note 9, Restructuring and Other Charges, the Company reviewed its product portfolio and determined to cease development of the application delivery controller software technology licensed in July 2012. As a result, the Company recognized a charge of $84.7 million recorded within operating expenses in the Condensed Consolidated Statement of Operations. There were no revenues associated with this technology.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported as accrued warranty within current liabilities on the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the three months ended March 31, 2014 were as follows (in millions):

Balance as of December 31, 2013	$28.0
Provisions made during the period, net	7.3
Adjustments related to pre-existing warranties	—
Actual costs incurred during the period	(6.9)
Balance as of March 31, 2014	$28.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported on the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	March 31, 2014	December 31, 2013
Deferred product revenue:
Undelivered product commitments and other product deferrals	$186.3	$184.9
Distributor inventory and other sell-through items	93.8	118.7
Deferred gross product revenue	280.1	303.6
Deferred cost of product revenue	(48.9)	(58.6)
Deferred product revenue, net	231.2	245.0
Deferred service revenue	923.0	824.3
Total	$1,154.2	$1,069.3
Reported as:
Current	$772.5	$705.8
Long-term	381.7	363.5
Total	$1,154.2	$1,069.3

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

Other Income (Expense), Net

Other income (expense), net, consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Interest income	$2.1	$2.1
Interest expense	(15.4)	(14.3)
Other	167.5	2.1
Other income (expense), net	$154.2	$(10.1)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

During the three months ended March 31, 2014, Other was primarily comprised of net realized gains of $164.0 million related to certain publicly-traded equity and privately-held investments. During the three months ended March 31, 2013, Other was primarily comprised of a $1.6 million gain related to the sale of a privately-held investment.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9. Restructuring and Other Charges

The following table presents restructuring and other charges included in cost of revenues and restructuring and other charges in the Condensed Consolidated Statements of Operations under the Company's restructuring plans (in millions):

	Three Months Ended March 31,
	2014	2013
Severance	$28.3	$4.4
Facilities	0.2	2.6
Contract terminations	0.8	0.7
Asset impairment and write-downs	93.1	—
Total	$122.4	$7.7

Reported as:
Cost of revenues	$8.4	$0.7
Restructuring and other charges	114.0	7.0
Total	$122.4	$7.7

Restructuring charges are based on the Company's restructuring plans that were committed to by management. Any changes in the estimates of executing the approved plans are reflected in the Company's results of operations.

2014 Restructuring Plan

In connection with IOP announced in the first quarter of 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consists of workforce reductions, facility consolidations or closures, asset write-downs, contract terminations and other charges.

During the three months ended March 31, 2014, the Company recorded $28.0 million of severance costs, $84.7 million of impairment charges related to licensed software, and contract terminations of $0.8 million that were recorded to restructuring and other charges in the Condensed Consolidated Statement of Operations. The Company also recorded inventory write-downs related to the acceleration of the end-of-service life of certain products totaling $8.4 million to cost of revenues in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2014. In connection with the 2014 Restructuring Plan, the Company expects to record aggregate future charges of approximately $60.0 million to $90.0 million allocated to the following restructuring activities: $9.0 million to $11.0 million for severance, $45.0 million to $55.0 million for facility consolidations or closures, $6.0 million to $12.0 million for asset write-downs, and up to $12.0 million for contract terminations and other charges.

Other Plans

Restructuring plans initiated by the Company in fiscal 2013, 2012, and 2011 have been substantially completed as of March 31, 2014 with minor adjustments recorded during the three months ended March 31, 2014 in connection with these plans. The Company expects to record aggregate future charges of approximately $2.5 million related to severance under these restructuring plans. The remaining restructuring liability under these plans related to facility charges are expected to be completed by March 2018.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans during the three months ended March 31, 2014 (in millions):

	December 31, 2013	Charges	Cash Payments	Non-cash Settlements and Other	March 31, 2014
Severance	$5.6	$28.3	$(3.7)	$(0.6)	$29.6
Facilities	5.1	0.2	(0.9)	—	4.4
Contract terminations and other	7.1	0.8	(7.0)	(0.8)	0.1
Total	$17.8	$29.3	$(11.6)	$(1.4)	$34.1

Note 10. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of March 31, 2014
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016 ("2016 Notes")	$300.0	3.25%
4.60% fixed-rate notes, due 2021 ("2021 Notes")	300.0	4.69%
4.50% fixed-rate notes, due 2024 ("2024 Notes")	350.0	4.63%
5.95% fixed-rate notes, due 2041 ("2041 Notes")	400.0	6.03%
Total senior notes	1,350.0
Unaccreted discount	(1.1)
Total	$1,348.9

In February 2014, the Company issued $350.0 million aggregate principal amount of 4.50% senior notes due 2024. The 2024 Notes are senior unsecured obligations and rank equally with all of the Company's other existing and future senior unsecured indebtedness. Interest on the 2024 Notes is payable in cash semiannually. The Company may redeem the 2024 Notes, at any time in whole or from time to time in part, subject to a make-whole premium, and in the event of a change in control, the holders of the 2024 Notes may require the Company to repurchase for cash all or part of the 2024 Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any. The indenture that governs the 2024 Notes also contains various covenants, including limitations on the Company's ability to incur liens or enter into sale-leaseback transactions over certain dollar thresholds.

The effective interest rates for the 2016 Notes, 2021 Notes, 2024 Notes, and 2041 Notes (collectively the “Notes”) include the interest on the Notes, accretion of the discount, and amortization of issuance costs. As of March 31, 2014, the Company was in compliance with all of its debt covenants.

Customer Financing Arrangements

The Company provides distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers ("financing providers"). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $133.0 million and $181.0 million during the three months ended March 31, 2014 and March 31, 2013, respectively. The Company received cash proceeds from the financing provider of $192.3 million and $162.7 million during the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the amounts owed by the financing provider were $127.9 million and $189.8 million, respectively, and were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

The Company has provided guarantees for third-party financing arrangements extended to end-user customers, which have terms of up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of March 31, 2014, the Company has not been required to make any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $21.9 million as of March 31, 2014.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, the estimated cash received from the financing provider not recognized as revenue was $61.5 million and $62.3 million, respectively.

Note 11. Equity

Stock Repurchase Activities

In February 2014, the Company's Board of Directors (the "Board") approved a stock repurchase program that authorized the Company to repurchase up to $2.0 billion of its common stock through the end of the first quarter of 2015, including $1.2 billion to be used pursuant to an accelerated share repurchase program ("2014 Stock Repurchase Program"). The $2.0 billion authorization replaced the $1.0 billion authorization approved by the Board in July 2013 ("2013 Stock Repurchase Program").

As part of the 2014 Stock Repurchase Program, the Company entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of the Company’s common stock. During the three months ended March 31, 2014, the Company made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares ("Initial Shares") of the Company’s common stock for an aggregate price of $900.0 million based on the market value of the Company’s common stock on the date of the transaction and was accounted for as a reduction to stockholders' equity in the Condensed Consolidated Balance Sheets. The remaining $300.0 million was recorded as a forward contract within stockholders' equity in the Condensed Consolidated Balance Sheets.

The total number of shares of the Company's common stock to be ultimately received under the ASR, will be based upon the average daily volume weighted average price of the Company's stock during the repurchase period, less an agreed upon discount. Final settlement of the transactions under the ASR is expected to be completed no sooner than May 27, 2014 or no later than August 27, 2014. If the Initial Shares are less than the total number of shares that will be ultimately received under the ASR, then the financial institution will be required to deliver additional shares of common stock to the Company at settlement. If however, the Initial Shares received are greater than the total number of shares that will be ultimately received, the Company has the option to either issue shares of common stock or make cash payments to the financial institutions.

As of March 31, 2014, there was $800.0 million of authorized funds remaining under the 2014 Stock Repurchase Program.

During the three months ended March 31, 2013, the Company repurchased and retired approximately 6.2 million shares of its common stock at an average price of $20.99 per share for an aggregate purchase price of $129.9 million under its 2013 Stock Repurchase Program.

In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from its employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards. Repurchases associated with tax withholdings were not significant during the three months ended March 31, 2014 and March 31, 2013.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Future share repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, during the three months ended March 31, 2014 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2013	$66.2	$2.2	$(3.8)	$64.6
Other comprehensive gain before reclassifications	38.1	2.1	1.7	41.9
Amount reclassified from accumulated other comprehensive income	(103.5)	(1.1)	—	(104.6)
Net other comprehensive loss	(65.4)	1.0	1.7	(62.7)
Balance as of March 31, 2014	$0.8	$3.2	$(2.1)	$1.9
________________________________

(1)
The reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2014 for realized gains on available-for-sale securities of $103.5 million are included in other income (expense), net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2014 for realized gains on cash flow hedges are included within cost of revenues of $0.2 million, sales and marketing of $1.1 million, and general and administrative of $0.1 million and for realized losses of $0.3 million within research and development for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

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

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of March 31, 2014, the 2006 Plan, the 2000 Plan, and the 1996 Plan, in the aggregate, had 33.9 million shares subject to currently outstanding equity awards. As of March 31, 2014, the 2006 Plan had 49.8 million shares available for future issuance and no shares are available for future issuance under either the 2000 Plan or the 1996 Plan.

The ESPP was adopted in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under this plan. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of March 31, 2014, approximately 14.4 million shares have been issued and 4.6 million shares remain available for future issuance under the ESPP.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In connection with certain past acquisitions, the Company assumed stock options, RSUs, RSAs and PSAs under the assumed stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs and PSAs, respectively. No new stock options, RSUs, RSAs and PSAs can be granted under these plans. As of March 31, 2014, stock options, RSUs, RSAs and PSAs representing approximately 5.7 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the three months ended March 31, 2014 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	23.1	$25.15
Canceled	(0.3)	30.34
Exercised	(3.7)	20.24
Expired	(0.6)	28.76
Balance as of March 31, 2014	18.5	$25.92	2.2	$52.9

As of March 31, 2014:
Vested and expected-to-vest options	18.2	$26.04	2.1	$50.1
Exercisable options	16.7	$26.48	1.8	$36.3

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $25.76 per share as of March 31, 2014, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $23.8 million for the three months ended March 31, 2014, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the three months ended March 31, 2014 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	25.4	$23.44
RSUs granted (1)(4)	1.9	22.14
RSUs assumed (2)	0.4	22.66
RSAs assumed (2)	0.9	22.66
PSAs granted (3)(4)	0.8	25.22
PSAs assumed (2)	0.2	22.66
RSUs vested	(4.6)	24.05
RSAs vested	(0.3)	19.59
PSAs vested	(1.0)	38.10
RSUs canceled	(0.5)	21.55
PSAs canceled	(2.1)	33.85
Balance as of March 31, 2014	21.1	$21.57	1.4	$543.3
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2006 Plan according to its terms.

(2)	RSUs, RSAs, and PSAs assumed in connection with the acquisition of WANDL.

(3)
The number of shares subject to PSAs granted represents the aggregate maximum number of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to these PSAs that would be issued if performance goals determined by the Compensation Committee are achieved at target is 0.4 million shares. Depending on achievement of such performance goals, the range of shares that could be issued under these awards is 0 to 0.8 million shares.

(4)
On February 20, 2014, the Company announced its intention to initiate a quarterly cash dividend of $0.10 per share of common stock in the third quarter of 2014. As a result of the Company's announcement, the grant date fair value of RSUs and PSAs granted after the announcement date were reduced by the present value of the dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested.

Employee Stock Purchase Plan

The Company's ESPP is implemented in a series of offering periods, each six months in duration, or a shorter period as determined by the Board. Employees purchased 1.5 million and 1.9 million shares of common stock through the ESPP at an average exercise price of $18.67 and $15.05 per share for the three months ended March 31, 2014 and March 31, 2013, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Valuation Assumptions

The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs were as follows:

	Three Months Ended March 31,
	2014	2013
ESPP (1):
Volatility	33%	36%
Risk-free interest rate	0.1%	0.1%
Expected life (years)	0.5	0.5
Dividend yield	—	—
Weighted-average fair value per share	$6.37	$5.63

Market-based RSUs (2):
Volatility	36%	—
Risk-free interest rate	1.6%	—
Dividend yield	0% - 1.5%	—
Weighted-average fair value per share	$18.28	—
________________________________

(1)	The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of ESPP.

(2)
The fair value of market-based RSUs utilizes a Monte Carlo valuation methodology. The Company amortizes the fair value of these awards over the derived service period adjusted for estimated forfeitures for each separately vesting tranche of the award. Provided that the derived service is rendered, the total fair value of the market-based RSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2014	2013
Cost of revenues - Product	$1.3	$0.9
Cost of revenues - Service	4.0	4.6
Research and development	32.1	23.6
Sales and marketing	14.6	14.5
General and administrative	8.8	6.3
Total	$60.8	$49.9

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended March 31,
	2014	2013
Stock options	$5.1	$9.5
RSUs, RSAs, and PSAs	51.8	37.0
ESPP	3.9	3.4
Total	$60.8	$49.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of March 31, 2014 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$25.9	1.7
RSUs, RSAs, and PSAs	$293.1	2.0

Note 13. Segments

In connection with the IOP, the Company realigned its organization into a One-Juniper structure which includes consolidating the Company's R&D and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, the consolidated business is considered to be one reportable segment and operating segment, consistent with how the Company’s chief operating decision maker (“CODM”) views the business, allocates resources, and assesses the performance of the Company.

The Company continues to sell its high-performance network products and service offerings across routing, switching, and security to service provider and enterprise markets.

The following table presents net revenues by product and service (in millions):

	Three Months Ended March 31,
	2014	2013
Routing	$549.8	$513.6
Switching	192.0	131.5
Security	134.2	136.7
Total product	876.0	781.8

Total service	294.1	277.4
Total	$1,170.1	$1,059.2

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended March 31,
	2014	2013
Americas:
United States	$623.7	$547.0
Other	57.8	45.1
Total Americas	681.5	592.1
Europe, Middle East, and Africa	295.7	290.6
Asia Pacific	192.9	176.5
Total	$1,170.1	$1,059.2
No customer accounted for greater than 10% of the Company's net revenues during the three months ended March 31, 2014. During the three months ended March 31, 2013, AT&T and Verizon Communications, Inc. ("Verizon") accounted for 10.2% and 10.1% of net revenues, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents geographic information for property and equipment, net (in millions):

	As of
	March 31, 2014	December 31, 2013
United States	$823.0	$801.3
International	82.7	81.0
Property and equipment, net	$905.7	$882.3

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of March 31, 2014 and December 31, 2013, were attributable to U.S. operations.

Note 14. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2014 of 25.3%, was lower than the federal statutory rate of 35% primarily due to the benefit from the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of the discrete items noted below. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.

The effective tax rate for the three months ended March 31, 2013 of (18.3)%, differs from the federal statutory rate of 35% primarily due to the benefit from earnings in foreign jurisdiction, which are subject to lower tax rates, the impact of the recognition of tax benefits related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.

The effective tax rates for the three months ended March 31, 2014 and March 31, 2013 include the tax expense (benefit) of the following discrete items (in millions):

	Three Months Ended March 31,
	2014	2013
Tax on gain of equity investments, net of valuation allowance release of $24.7	$35.6	$—
Benefit from restructuring costs	$(30.8)	$—
Tax settlement with Internal Revenue Service (“IRS”)	$—	$(27.8)
Reinstatement of the U.S. federal R&D tax credit	$—	$(15.2)

As of March 31, 2014, the total amount of gross unrecognized tax benefits was $142.9 million, of which $131.9 million, if recognized, would affect the Company's effective tax rate.

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

The Company is currently under examination by the IRS for the 2007 through 2009 tax years. The Company is also subject to separate ongoing examinations by the India tax authorities for the 2004 tax year, 2004 through 2008 tax years, and the 2008 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of March 31, 2014.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Note 15. Net Income Per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$110.6	$91.0
Denominator:
Weighted-average shares used to compute basic net income per share	486.2	504.7
Dilutive effect of employee stock awards	10.3	8.0
Weighted-average shares used to compute diluted net income per share	496.5	512.7
Net income per share:
Basic	$0.23	$0.18
Diluted	$0.22	$0.18

Anti-dilutive:
Potential anti-dilutive shares	25.4	24.7

Basic net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed using net income available to common stockholders and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, issuances of ESPP, and vesting of RSUs, RSAs, and PSAs. The Company includes the common shares underlying PSAs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares were excluded from the computation of diluted net income per share because their effect would be anti-dilutive.

Note 16. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through November 30, 2022. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $221.3 million as of March 31, 2014. Rent expense was $13.0 million and $13.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $489.7 million as of March 31, 2014.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of March 31, 2014, the Company accrued $20.5 million based on its estimate of such charges.

Long-Term Debt and Interest Payment on Long-Term Debt

As of March 31, 2014, the Company held long-term debt consisting of senior notes with a carrying value of $1,348.9 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $350.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of March 31, 2014, other contractual obligations primarily consisted of $71.6 million in indemnity-related and service related escrows, as required in connection with certain asset purchases and acquisitions completed between 2005 and 2014, campus build-out obligations of $13.9 million, and $7.8 million of agreements that are firm, non-cancelable and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment.
Tax Liabilities

As of March 31, 2014, the Company had $121.7 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of March 31, 2014 and December 31, 2013, the Company had $28.7 million and $40.1 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees, of which $21.9 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2014. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

Legal Proceedings

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. The Company is aggressively defending its current litigation matters. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

record additional expenses. Unless otherwise noted below, during the period presented, we have not recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

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

2013 Shareholder Derivative Lawsuit

On August 28, 2013, a purported shareholder derivative action captioned Washtenaw County Employees’ Retirement System v. Kriens, et al., Case No. 1-13-CV-252083, was filed in the Superior Court of the State of California, County of Santa Clara, naming certain of the Company's officers and directors as defendants. On October 17, 2013, the action was removed to the United States District Court for the Northern District of California, and is now Case No. 13-cv-04829-WHO. The Company is named only as a nominal defendant in the action. The complaint alleges that the defendants failed to implement adequate internal controls and compliance programs to prevent violations of the Foreign Corrupt Practices Act. The complaint purports to assert claims against the defendants for breach of fiduciary duties, abuse of control, and waste of corporate assets. The complaint seeks, among other relief, damages in an unspecified amount, restitution, and attorneys' fees and costs. On January 22, 2014, the Company filed a motion to dismiss the action. On March 6, 2014, plaintiff filed a stipulation of voluntary dismissal, and on March 12, 2014, the Court entered an order of dismissal without prejudice.

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

To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview and summary of our business and market environment along with a financial results overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our “Risk Factors” section included in Item 1A of Part II, and our unaudited Condensed Consolidated Financial Statements and Notes included in Item 1 of Part I of this Report, as well as our audited Consolidated Financial Statements and Notes included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks, which combine scale and performance with agility and efficiency, so customers can build the best networks for their businesses. Our routing, switching, and security products address the high-performance networking requirements of global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). We sell high-performance network products and service offerings across routing, switching, and security to service provider and enterprise markets.

Integrated Operating Plan

In the first quarter of 2014, we announced an integrated operating plan ("IOP") to refocus our strategy, optimize our structure, and improve operational efficiencies. In connection with the IOP, we realigned our organization into a One-Juniper structure, which included consolidating our R&D and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, our consolidated business is considered to be one reportable segment.

During the first quarter of 2014, we also initiated the 2014 Restructuring Plan. Our 2014 Restructuring Plan consists of workforce reductions, facility consolidations or closures, asset write-downs, contract terminations and other charges of which $121.9 million was recorded in the first quarter of 2014 comprised of $93.1 million of asset write-downs, $28.0 million of severance costs, and $0.8 million of contract terminations. In connection with our 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $60.0 million to $90.0 million related to severance, consolidation and closure of facilities, asset write-downs, and contract terminations and other charges.

Through the implementation of the IOP, we expect to exit the first quarter of 2015 with annualized operating expense savings of $160.0 million, determined on a non-GAAP basis, compared to our fourth quarter of 2013.
In addition to our cost reduction activities, we introduced a capital allocation program to return capital to our stockholders through share repurchases and dividends. In the first quarter of 2014, we announced our intention to return $3.0 billion to shareholders over the next three years in the form of share repurchases and quarterly cash dividends. We made progress in returning capital to our stockholders through the initiation of a $1.2 billion accelerated share repurchase program ("ASR") of which $900.0 million of shares were initially delivered to us during the three months ended March 31, 2014. We also issued $350.0 million aggregate principal amount of 4.50% senior notes due 2024 ("2024 Notes"), allowing us to fund the ASR.

Quarterly Results
During the first quarter of 2014, we saw strong year-over-year revenue growth across all three geographies, with demand from our service provider customers across Internet content and application providers and cable providers as well as from our America's enterprise customers. In addition, our revenue growth compared to the first quarter in 2013 was driven by higher revenue in our edge routing and switching products and we continued to see growth in our High-End SRX security products. We continue to remain committed to our security business as customers build high-IQ networks and cloud environments. Further, we believe that we are experiencing an improving but still uncertain global macroeconomic environment in which our customers exercise care and conservatism in their investment prioritization and project deployments. We expect that our customers will remain thoughtful with their capital spending. We believe our product gross margins may vary in the future due to competitive pricing pressures, which may be offset by additional operational improvements and cost efficiencies. Nevertheless, we are focused on executing our strategy on high-performance networking, including high-IQ networking, as well as cloud environments for data centers. We believe our product portfolio continues to be strong and we remain focused on innovation and executing to our IOP.

In the first quarter of 2014, we saw new customer adoption in our MetaFabric Architecture and several product offerings across routing, switching, and security, including the SRX Series, MX Series, EX Series, as well as the Contrail virtual network solution. In the first quarter of 2014, we expanded our security portfolio with Argon Secure, an advanced anti-malware service for the SRX Series. We also introduced Firefly Suite, a virtualized security portfolio that provides granular, dynamic and secure connectivity for the private and public cloud. Additionally, we expanded our software defined networking ("SDN") portfolio with new software and hardware, including Junos Fusion, NorthStar Controller and CSE2000 Carrier Services Engine, to help our customers build high-IQ networks and cloud environments.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net revenues	$1,170.1	$1,059.2	$110.9	10%

Gross Margin	$720.1	$670.8	$49.3	7%
Percentage of net revenues	61.5%	63.3%

Operating (loss) income	$(6.2)	$87.0	$(93.2)	(107)%
Percentage of net revenues	(0.5)%	8.2%
Net income	$110.6	$91.0	$19.6	22%
Percentage of net revenues	9.5%	8.6%
Net income per share:
Basic	$0.23	$0.18	$0.05	28%
Diluted	$0.22	$0.18	$0.04	22%
Stock repurchase plan activity	$900.0	$129.9	$770.1	593%

Operating cash flows	$126.0	$(8.9)	$134.9	(1,516)%
DSO	46	45	1	2%
Book-to-bill	<1	<1

	March 31, 2014	December 31, 2013	$ Change	% Change
Deferred revenue	$1,154.2	$1,069.3	$84.9	8%

•
Net Revenues: During the three months ended March 31, 2014, compared to the same period in 2013, we experienced net revenue growth in our service provider and enterprise markets across our three geographical regions: Americas, EMEA, and APAC. The year-over-year increase in our net revenues during the three months ended March 31, 2014, was primarily due to an increase in sales from our edge routing and switching products, partially offset by a decline in our core routing products, and to a lesser extent, our security products.

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three months ended March 31, 2014, compared to the same period in 2013, due to a decrease in service gross margin, as a result of higher support-related costs and increased spares, lower product gross margin due to a shift in product mix, as well as higher inventory charges driven by product rationalizations in connection with our 2014 Restructuring Plan.

•
Operating (Loss) Income: During the three months ended March 31, 2014, we had an operating loss as a percentage of net revenues, compared to operating income in the same period in 2013, primarily due to restructuring and other charges of $113.5 million related to severance, non-cash asset write-offs, and contract terminations in connection with our 2014 Restructuring Plan.

•
Stock Repurchase Plan Activity: Pursuant to the $1.2 billion ASR program, we received and retired 33.3 million shares of our common stock during the three months ended March 31, 2014 at a cost of $900.0 million.

•
Operating Cash Flows: During the three months ended March 31, 2014, we had cash provided by operating activities, compared to cash used in operating activities in the same period in 2013, primarily from higher cash collections due to the timing of receipts from customers and lower prepayments to our supply chain, partially offset by higher payments for incentive compensation.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the first quarter of 2014 was relatively flat, with an increase by 1 day, or 2% compared to the same period in 2013.

•
Book-to-bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was less than one for the three months ended March 31, 2014 and March 31, 2013.

•
Deferred Revenue: Total deferred revenue increased by $84.9 million to $1,154.2 million as of March 31, 2014, compared to $1,069.3 million as of December 31, 2013, primarily due to an increase in deferred service revenue driven by the execution of several multi-year support agreements and annual agreement renewals, slightly offset by a decrease in deferred product revenue due primarily to seasonally lower channel inventory.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments, and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Goodwill;

•	Inventory Valuation and Contract Manufacturer Liabilities;

•	Revenue Recognition;

•	Income Taxes; and

•	Loss Contingencies.

During the three months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Routing	$549.8	$513.6	$36.2	7%
Switching	192.0	131.5	60.5	46%
Security	134.2	136.7	(2.5)	(2)%
Total Product	876.0	781.8	94.2	12%
Percentage of net revenues	74.9%	73.8%

Total Service	294.1	277.4	16.7	6%
Percentage of net revenues	25.1%	26.2%
Total net revenues	$1,170.1	$1,059.2	$110.9	10%

Routing

Routing product revenue increased during the three months ended March 31, 2014, compared to the same period in 2013, due to higher revenues from edge routing products, primarily driven by strong performance in MX. The increase in routing product revenue was partially offset by a decrease in core routing products as a result of the timing of build-outs by large operators.

Switching

Switching product revenue increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to new product introductions of EX, as well as strong demand for service provider data center solutions related to QFabric products.

Security

Security product sales decreased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to lower demand for legacy products, partially offset by an increase in revenue from high-end SRX products.

Service

The increase in service revenues during the three months ended March 31, 2014, compared to the same period in 2013, was primarily driven by new service contracts and strong contract renewals from our installed base across routing, switching, and security products.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Americas:
United States	$623.7	$547.0	$76.7	14%
Other	57.8	45.1	12.7	28%
Total Americas	681.5	592.1	89.4	15%
Percentage of net revenues	58.2%	55.9%
EMEA	295.7	290.6	5.1	2%
Percentage of net revenues	25.3%	27.4%
APAC	192.9	176.5	16.4	9%
Percentage of net revenues	16.5%	16.7%
Total net revenues	$1,170.1	$1,059.2	$110.9	10%

Net revenues in the Americas increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to an increase in revenues from both the service provider and enterprise markets. The increase in service provider revenues was driven by an increase in sales to content providers and cable providers, partially offset by a decrease in sales to a certain large carrier in the U.S. due to the timing of deployments during the three months ended March 31, 2014, compared to the same period in 2013. The increase in revenues in the enterprise market was primarily attributable to growth in Federal, as a result of higher demand for routing products in defense applications, higher demand from financial services, as well as growth in the broader market.

Net revenues in EMEA increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to an increase in revenues from the enterprise market driven by large orders from certain enterprise customers in the public sector and financial services, while the service provider market in EMEA remained relatively flat.

Net revenues in APAC increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to an increase in the service provider market driven by higher revenues from certain regional carriers in Japan, Korea and Taiwan, and to a lesser extent, an increase in the enterprise market.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Service provider	$782.7	$712.9	$69.8	10%
Percentage of net revenues	66.9%	67.3%
Enterprise	387.4	346.3	41.1	12%
Percentage of net revenues	33.1%	32.7%
Total net revenues	$1,170.1	$1,059.2	$110.9	10%

We sell our high-performance network products and service offerings across routing, switching, and security to two primary markets: service provider and enterprise. Determination of which market a particular revenue transaction relates to is based primarily upon the customer's industrial classification code, but may also include subjective factors such as the intended use of the product. The service provider market generally includes wireline and wireless carriers, and cable operators, as well as major Internet content and application providers, including those that provide social networking and search engine services. The enterprise market is generally comprised of businesses; federal, state, and local governments; research and education institutions; and financial services.

Net revenues from sales to the service provider market increased during the three months ended March 31, 2014, compared to the same period in 2013, due to growth across all three geographies. The increase in service provider revenues in the Americas was driven by an increase in sales to content providers and cable providers and the increase in APAC was attributable to gains with smaller regional carriers. The increase in EMEA was slightly up, resulting from an increase in sales among named accounts and smaller carriers. In addition, service provider demand for switching products continued to be strong in the quarter.

Net revenues from the enterprise market increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to broad-based growth in the Americas, including strong Federal demand for routing products in defense applications, higher demand in financial services, as well as an increase in public sector spending in EMEA and APAC.

Customer
No customer accounted for greater than 10% of our net revenues during the three months ended March 31, 2014. During the three months ended March 31, 2013, AT&T and Verizon Communications, Inc. ("Verizon") accounted for 10.2% and 10.1% of net revenues, respectively.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Product gross margin	$549.4	$503.6	$45.8	9%
Percentage of product revenues	62.7%	64.4%
Service gross margin	170.7	167.2	3.5	2%
Percentage of service revenues	58.0%	60.3%
Total gross margin	$720.1	$670.8	$49.3	7%
Percentage of net revenues	61.5%	63.3%

Our gross margins have been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products and services, new product introductions and enhancements, manufacturing costs, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, and the mix of distribution channels through which our products are sold.

Product gross margin percentage decreased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to a shift in product mix as well as inventory charges of $8.4 million driven by product rationalizations in connection with our 2014 Restructuring Plan.

Service gross margin percentage decreased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to higher support-related costs and an increase in spares to support new contracts and product introductions.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Research and development	$264.0	$262.2	$1.8	1%
Percentage of net revenues	22.6%	24.8%
Sales and marketing	273.4	256.1	17.3	7%
Percentage of net revenues	23.4%	24.2%
General and administrative	74.9	58.5	16.4	28%
Percentage of net revenues	6.4%	5.5%
Restructuring and other charges	114.0	7.0	107.0	1,529%
Percentage of net revenues	9.7%	0.6%
Total operating expenses	$726.3	$583.8	$142.5	24%
Percentage of net revenues	62.1%	55.1%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel. Facilities and information technology (“IT”) costs are allocated to each department based on usage and headcount.

Research and development expense increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to an increase in personnel-related expenses resulting from higher share-based compensation expense and engineering program costs. The increase in research and development expense was partially offset by lower depreciation expense attributable to the extended useful lives of computers and equipment adopted in 2013.

Sales and marketing expense increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to higher personnel-related expenses related to an increase in commission expense, driven by improved sales achievement, partially offset by lower outside services and travel due to our cost reduction efforts and efficiencies in our sales activities.

General and administrative expense increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to higher litigation and investigation related costs incurred of approximately $19.0 million, as compared to approximately $6.0 million, in connection with possible violations of the U.S. Foreign Corrupt Practices Act, and to a lesser extent, our patent litigation case with Palo Alto Networks, Inc., as well as other litigation matters. Litigation and investigation related costs incurred during the three months ended December 31, 2013 were approximately $14.0 million.

Restructuring and other charges increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to expenses recorded in connection with our 2014 Restructuring Plan. In the first quarter of 2014, we incurred $113.5 million of restructuring and other charges related to our 2014 Restructuring Plan, of which $84.7 million was recorded for asset impairment charges related to licensed software, $28.0 million for severance costs, and $0.8 million for contract terminations. In connection with our 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $60.0 million to $90.0 million related to severance, facility consolidations or closures, asset write-downs, contract terminations and other charges. See Note 9, Restructuring and Other Charges, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for further discussion of our restructuring activities.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards ("awards"), which include stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs"), as well as our Employee Stock Purchase Plan ("ESPP") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Cost of revenues - Product	$1.3	$0.9	$0.4	44%
Cost of revenues - Service	4.0	4.6	(0.6)	(13)%
Research and development	32.1	23.6	8.5	36%
Sales and marketing	14.6	14.5	0.1	1%
General and administrative	8.8	6.3	2.5	40%
Total	$60.8	$49.9	$10.9	22%

Share-based compensation expense increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to an increase in RSU grants over time as well as an increase in grant date fair values due to higher stock prices. Also contributing to the increase was expense related to RSUs, RSAs, and PSAs assumed in connection with our acquisition of WANDL during the first quarter of 2014.

Other Income (Expense), Net and Income Tax Provision (Benefit)

The following table presents other income (expense), net, and income tax provision (benefit) (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Interest income	$2.1	$2.1	$—	—%
Interest expense	(15.4)	(14.3)	(1.1)	8%
Other	167.5	2.1	165.4	7,876%
Total other income (expense), net	$154.2	$(10.1)	$164.3	(1,627)%
Percentage of net revenues	13.2%	(1.0)%

Income tax provision (benefit)	$37.4	$(14.1)	$51.5	(365)%
Effective tax rate	25.3%	(18.3)%

Other Income (Expense), Net

Interest income primarily includes interest earned from our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense, from our long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

During the three months ended March 31, 2014, Other was primarily comprised of net realized gains of $164.0 million related to certain publicly-traded equity and privately-held investments. During the three months ended March 31, 2013, Other was primarily comprised of a $1.6 million gain related to the sale of a privately-held investment.

Income Tax Provision (Benefit)

The effective tax rate for the three months ended March 31, 2014, reflects our recognition of discrete tax expenses of approximately $4.8 million due to the gain on sale of equity investments, partially offset by a release of our valuation allowance attributable to investment losses and the restructuring charges in the period. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.
The effective tax rate for the three months ended March 31, 2013, differs from the federal statutory rate of 35% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of our recognition of tax benefits related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. See Item1A of Part II, "Risk Factors" of this Report for a description of relevant risks which may adversely affect our results.

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

Liquidity and Capital Resources

Historically, we have funded our business primarily through our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	March 31, 2014	December 31, 2013	$ Change	% Change
Working capital	$2,433.5	$2,262.5	$171.0	8%

Cash and cash equivalents	$2,579.4	$2,284.0	$295.4	13%
Short-term investments	378.1	561.9	(183.8)	(33)%
Long-term investments	521.2	1,251.9	(730.7)	(58)%
Total cash, cash equivalents, and investments	3,478.7	4,097.8	(619.1)	(15)%
Long-term debt	1,348.9	999.3	349.6	35%
Net cash, cash equivalents, and investments	$2,129.8	$3,098.5	$(968.7)	(31)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital increased by $171.0 million during the three months ended March 31, 2014, primarily due to an increase in current assets, primarily cash and cash equivalents, accounts receivable, and deferred tax assets, as well as lower accrued compensation, partially offset by a decrease in short-term investments.

Summary of Cash Flows

As of March 31, 2014, our cash and cash equivalents increased by $295.4 million primarily due to the issuance of the 2024 Notes in February 2014 as well as from proceeds from the sales of investments, partially offset by higher purchases and retirement of our common stock.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net cash provided by (used in) operating activities	$126.0	$(8.9)	$134.9	(1,516)%
Net cash provided by (used in) investing activities	$913.2	$(285.1)	$1,198.3	(420)%
Net cash used in financing activities	$(743.8)	$(70.1)	$(673.7)	961%

Operating Activities

Net cash provided by operations for the three months ended March 31, 2014 was $126.0 million, compared to net cash used in operations of $8.9 million for the same period in 2013. Net cash provided by operations increased during the three months ended March 31, 2014, compared to the same period in 2013, as a result of higher cash collections due to the timing of receipts from customers and lower prepayments to our supply chain, partially offset by higher payments for incentive compensation.

Investing Activities

For the three months ended March 31, 2014, net cash provided by investing activities was $913.2 million, compared to net cash used in investing activities of $285.1 million for the three months ended March 31, 2013. The increase in net cash provided by investing activities was primarily due to higher proceeds from the sale of investments and fewer purchases of investments.

Financing Activities

Net cash used in financing activities was $743.8 million for the three months ended March 31, 2014, compared to $70.1 million for the same period in 2013. The increase in net cash used in financing activities was primarily due to $900.0 million in connection with purchases and retirement of our common stock as described further below, partially offset by the issuance of the 2024 Notes.

Stock Repurchase Activities

In February 2014, our Board of Directors (the "Board") approved a stock repurchase program that authorized us to repurchase up to $2.0 billion of our common stock through the end of the first quarter of 2015, including $1.2 billion through an accelerated share repurchase program ("2014 Stock Repurchase Program"). The $2.0 billion authorization replaced the $1.0 billion authorization approved by our Board in July 2013 ("2013 Stock Repurchase Program").

As part of our 2014 Stock Repurchase Program, we entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of our common stock. During the three months ended March 31, 2014, we made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares of our common stock for an aggregate price of $900.0 million based on the market value of our common stock on the date of the transaction. The remaining $300.0 million was recorded as a forward contract and will be used to settle the remaining number of shares to be delivered under the ASR. For further explanation of our ASR, see Note 11, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

During the three months ended March 31, 2013, we repurchased and retired approximately 6.2 million shares of our common stock at an average price of $20.99 per share for an aggregate purchase price of $129.9 million under our 2013 Stock Repurchase Program.

Dividends

Future quarterly dividends are expected to commence in the third quarter of 2014, however the declaration and amount of any future cash dividends are at the discretion of our Board and will depend on our performance, economic outlook, and any other relevant considerations.

Restructuring

As of March 31, 2014, our restructuring liability was $34.1 million of which $29.7 million related to severance and other charges, which are expected to be paid through the first half of 2014. The remaining $4.4 million related to facility closures are expected to be paid through March 2018. Further, we expect future cash expenditures of approximately $55.0 million to $75.0 million in connection with our 2014 Restructuring Plan, funded by our cash from operations.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	March 31, 2014	December 31, 2013
Deferred product revenue:
Undelivered product commitments and other product deferrals	$186.3	$184.9
Distributor inventory and other sell-through items	93.8	118.7
Deferred gross product revenue	280.1	303.6
Deferred cost of product revenue	(48.9)	(58.6)
Deferred product revenue, net	231.2	245.0
Deferred service revenue	923.0	824.3
Total	$1,154.2	$1,069.3

As of March 31, 2014, net deferred product revenue decreased by $13.8 million compared to December 31, 2013, due to seasonally lower channel deferred revenue. As of March 31, 2014, the increase in deferred service revenue of $98.7 million compared to December 31, 2013, was driven by higher service contract renewals during the first quarter of 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 16, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of March 31, 2014, our principle commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations, during the three months ended March 31, 2014 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than the issuance of the 2024 Notes and related interest as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-term debt	$350.0	$—	$—	$—	$350.0	$—
Interest payment on long-term debt	$158.0	$16.9	$31.5	$31.5	$78.1	$—

For further explanation of our debt, see Note 10, Long-Term Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of March 31, 2014, we have not made any payments under these arrangements. As of March 31, 2014 and December 31, 2013, we had $28.7 million and $40.1 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $21.9 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2014.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, to the extent we repurchase additional shares of our common stock under our stock repurchase program, our liquidity may be impacted. As of March 31, 2014, 71% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2013, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Our 2024 Notes were issued under the automatic shelf registration statement which was issued pursuant to a prospectus filed with the SEC on February 28, 2014. Any other offerings of securities under the automatic shelf registration statement will be made pursuant to a prospectus.

We have been focused on managing our annual equity usage as a percentage of the common stock outstanding to align with peer group competitive levels and have made changes in recent years to reduce the number of shares underlying the equity awards we grant. For fiscal year 2014, we intend to target the number of shares underlying equity awards granted on an annual basis at 2.50% or less of our common stock outstanding on a pure share basis (where each option, RSU, RSA or PSA granted is counted as one share). Based upon shares underlying our grants to date of options, RSUs, RSAs, and PSAs, we believe we are on track with respect to this goal for 2014.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets will be sufficient to fund our operations, IOP, planned repurchases and dividends, and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to:

•	level and mix of our product, sales, and gross profit margins;

•	our business, product, capital expenditures and R&D plans;

•	repurchases of our common stock;

•	payment of dividends;

•	incurrence and repayment of debt and related interest obligations;

•	litigation expenses, settlements, and judgments, or similar items related to resolution of tax audits;

•	volume price discounts and customer rebates;

•	accounts receivable levels that we maintain;

•	acquisitions and/or funding of other businesses, assets, products, or technologies;

•	changes in our compensation policies;

•	capital improvements for new and existing facilities;

•	technological advances;

•	our competitors' responses to our products and/or pricing;

•	our relationships with suppliers, partners, and customers;

•	possible future investments in raw material and finished goods inventories;

•	expenses related to future restructuring plans;

•	tax expense associated with share-based awards;

•	issuance of share-based awards and the related payment in cash for withholding taxes in the current year and possibly during future years;

•	level of exercises of stock options and stock purchases under our equity incentive plans; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2013. For quantitative and qualitative disclosures about market risk, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our recently announced integrated operating plan, or IOP, we implemented a new strategic focus on High-IQ Networks and best-in-class cloud environments, as well as changes in organizational structure and alignment, enhanced efficiency and improved cost management measures and a new capital allocation plan. In connection with cost management, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing and general and administrative. Many of our expenses, such as real estate expenses, are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Moreover, rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Competition is intense in the markets that we address. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade, Extreme Networks, Hewlett Packard Company, and Huawei. In the security market, we face intense competition from the above companies as well as companies such as Check Point, Cisco, F5 Networks, Fortinet, and Palo Alto Networks. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

In addition, actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, can increase the competitive pressures faced by us, as customers may delay spending decisions or not purchase our products at all. For example, in 2013, Oracle acquired Acme Packet, Inc., and Cisco acquired Meraki Networks, Inc. and Sourcefire, Inc., which further consolidated our market. A number of our competitors have substantially greater resources and can offer a wider range of products and services for the overall network equipment market than we do. If we are unable to compete successfully against existing and future competitors on the basis of product offerings or price, we could experience a loss in market share and revenues and/or be required to reduce prices, which could reduce our gross margins, and which could materially and adversely affect our business, financial condition, and results of operations.

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

Further, we recently announced an IOP, to reduce our operating expenses and to focus on cost controls. We expect that our margins will, accordingly, vary with our ability to achieve the goals of the IOP. We can provide no assurance that we will meet our announced expectations, in whole or in part or that our plans will have the intended effects of improving our margins.

To the extent we receive product orders late in a quarter, we may be unable to recognize revenue for these orders in the same period, which could adversely affect our quarterly revenues.

Generally, our network equipment products are not stocked by distributors or resellers due to their cost and complexity and the custom nature of configurations required by our customers; we generally build such products as orders are received. In recent years, the volume of orders received late in any given fiscal quarter has generally continued to increase but remains unpredictable. If orders for certain products are received late in any quarter, we may not be able to recognize revenue for these orders in the same period, which could adversely affect our ability to meet our expected revenues for such quarter. Additionally, we determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter.

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

Some of our business processes depend upon our information technology ("IT") systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed later in this "Risk Factors" section, beginning in 2012 and we expect, in particular in the second and third quarters of 2014 and continuing into 2015, we have been implementing major changes to our enterprise resource planning ("ERP") system. Any failure of the new system or interruptions during the transition may impair communications with our manufacturers, and, therefore, adversely affect our ability to build and ship our products.

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

We previously initiated a multi-year project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning ("ERP") system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue in particular in the second and third quarters of 2014 and into 2015. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. We may purchase and position inventory to mitigate the risk of shortages of certain component supplies for critical customer requirements during key systems transitions. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. A description of the securities lawsuits can be found in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading “Legal Proceedings.” In addition, as noted under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission and the U.S. Department of Justice are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act. Gifts, travel, or entertainment offered or provided by our employees or channel partners could give rise to possible violations of the U.S. Foreign Corrupt Practices Act or other applicable laws. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of these matters. There can be no assurance that these or any actions or investigations that have been or may in the future be brought against us, our officers, and our directors will be resolved favorably. In connection with any government investigations, in the event the government takes action against us or the parties enter into an agreement to settle the matter, we may be required to pay substantial fines and/or incur other sanctions. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. As of March 31, 2014, our goodwill was $4,071.3 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

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

We have made, and may continue to make, acquisitions in order to enhance our business. For example, in 2014, we acquired WANDL, Inc. and in 2012, we acquired Contrail Systems Inc. ("Contrail") and Mykonos Software, Inc. ("Mykonos"). Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

Our products are highly technical and if they contain undetected defects errors or malware or do not meet customer quality expectations, our business could be adversely affected, and we may be subject to additional costs or lawsuits or be required to pay damages in connection with any alleged or actual failure of our products and services.

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

In February 2014, we issued $350.0 million aggregate principal amount of 4.50% senior unsecured notes due 2024 (the “2024 Notes”) and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes (the “Senior Notes” and together with the 2024 Notes, the “Notes”), and (see discussion in Note 10, Long-Term Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of March 31, 2014, we had $1,348.9 million in outstanding long-term debt. We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the Notes. However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes) or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

The indentures that govern the Notes also contains various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur liens;

•	incur sale and leaseback transactions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

As a result of these covenants, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to enable compliance with these covenants to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the Senior Notes and any notes issued in connection with the recently-announced capital return program discussed above.

Our failure to pay quarterly dividends to our stockholders or the failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

In February 2014, we announced our intention to implement payment of a quarterly dividend commencing in the third quarter of 2014. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

In addition, as part of our IOP, the Board of Directors authorized $2.0 billion in share repurchases to be executed through the end of the first quarter of 2015, including the $1.2 billion ASR entered into during the first quarter of 2014. The capital return plan will be funded by a combination of onshore cash and newly issued debt to preserve our financial flexibility to invest in future growth opportunities and maintain our investment grade credit rating. Any failure to meet our commitments to return capital to our shareholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At March 31, 2014, we had $2,579.4 million in cash and cash equivalents and $899.3 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2014, we issued 911,848 shares of our common stock as consideration to two individuals in connection with an acquisition of all the outstanding shares of WANDL in the first quarter of 2014.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended March 31, 2014 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2014(3)	—	$22.83	—	$997.7
February 1 - February 28, 2014	0.2	$23.10	—	$2,000.0
March 1 - March 31, 2014	33.4	$26.96	33.3	$800.0
Total	33.6	$26.93	33.3
________________________________

(1)
Amounts include repurchases under our stock repurchase programs and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards. The amount of shares of common stock repurchased from our employees in connection with minimum tax withholdings was not significant during the three months ended March 31, 2014.

(2)
Shares were repurchased under our stock repurchase program approved by the Board in February 2014, which authorized us to purchase an aggregate of up to $2.0 billion of our common stock. The $2.0 billion authorization replaced the $1.0 billion authorization approved by the Board in July 2013. Future share repurchases under this program will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

(3)	The month ended January 31, 2014 includes an immaterial number of shares repurchased under our stock repurchase programs as well as shares repurchased associated with minimum tax withholdings.

In February 2014, we entered into two separate ASR agreements with two financial institutions, to repurchase $1.2 billion of our common stock. During the three months ended March 31, 2014, we made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares of our common stock for an aggregate price of $900.0 million based on the market value of our common stock on the date of the transaction. This does not represent the final number of shares to be delivered under the ASR. The remaining $300.0 million was recorded as a forward contract indexed to the price of our common stock. For further explanation of our ASR, see Note 11, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Item 6. Exhibits

Exhibit Number	Description of Document
4.1
Second Supplemental Indenture, dated March 4, 2014, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2014)

4.2	Form of Note for Juniper Networks, Inc.’s 4.500% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.1 hereto)

10.1	Share Repurchase Transaction Agreement, dated February 27, 2014 between Juniper Networks, Inc. and Barclays Bank PLC, Inc., through its agent Barclays Capital, Inc.*

10.2	Share Repurchase Transaction Agreement, dated February 27, 2014, Juniper Networks, Inc. and Goldman, Sachs & Co.*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

May 8, 2014	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President, Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

May 8, 2014	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
4.1
Second Supplemental Indenture, dated March 4, 2014, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2014)

4.2	Form of Note for Juniper Networks, Inc.’s 4.500% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.1 hereto)

10.1	Share Repurchase Transaction Agreement, dated February 27, 2014 between Juniper Networks, Inc. and Barclays Bank PLC, Inc., through its agent Barclays Capital, Inc.*

10.2	Share Repurchase Transaction Agreement, dated February 27, 2014, Juniper Networks, Inc. and Goldman, Sachs & Co.*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.