Form 10-Q
period 2014-06-30
JUNIPER NETWORKS INC
filed 2014-08-11
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 451,188,075 shares of the Company's Common Stock, par value $0.00001, outstanding as of August 8, 2014.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
Product	$929.2	$863.8	$1,805.2	$1,645.6
Service	300.3	286.9	594.4	564.3
Total net revenues	1,229.5	1,150.7	2,399.6	2,209.9
Cost of revenues:
Product	359.3	321.3	685.9	599.5
Service	122.0	108.9	245.4	219.1
Total cost of revenues	481.3	430.2	931.3	818.6
Gross margin	748.2	720.5	1,468.3	1,391.3
Operating expenses:
Research and development	255.5	257.7	519.5	519.9
Sales and marketing	258.0	267.1	531.4	523.2
General and administrative	60.6	49.2	135.5	107.7
Restructuring and other charges	58.2	8.0	172.2	15.0
Total operating expenses	632.3	582.0	1,358.6	1,165.8
Operating income	115.9	138.5	109.7	225.5
Other income (expense), net	178.6	(12.6)	332.8	(22.7)
Income before income taxes	294.5	125.9	442.5	202.8
Income tax provision	73.4	28.0	110.8	13.9
Net income	$221.1	$97.9	$331.7	$188.9

Net income per share:
Basic	$0.47	$0.19	$0.69	$0.37
Diluted	$0.46	$0.19	$0.68	$0.37
Shares used in computing net income per share:
Basic	470.3	503.0	478.1	503.8
Diluted	476.5	506.3	487.3	510.4

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$221.1	$97.9	$331.7	$188.9
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in unrealized gains on available-for-sale securities, net of tax provision of ($6.1) and ($28.2) for the three and six months ended June 30, 2014, respectively, and $(3.9) and $(4.0) for the corresponding periods of fiscal 2013, respectively	10.3	5.8	48.4	5.6
Reclassification adjustment for realized net gains on available-for-sale securities included in net income, net of tax provision of $0.1 and $60.4 for the three and six months ended June 30, 2014, respectively, and $0.1 and $0.2 for the corresponding periods of fiscal 2013, respectively	(0.3)	(0.1)	(103.8)	(0.5)
Net change in unrealized gains on available- for-sale securities, net of taxes	10.0	5.7	(55.4)	5.1
Cash flow hedges:
Change in unrealized gains (losses) on cash flow hedges, net of tax (provision) benefit of ($0.7) and ($1.3) for the three and six months ended June 30, 2014, respectively, and $1.6 and $1.6 for the corresponding periods of fiscal 2013, respectively	1.1	(0.1)	3.2	(2.2)
Reclassification adjustment for realized net gains on cash flow hedges included in net income, net of tax provision of $0.4 and $0.3 for the three and six months ended June 30, 2014, respectively, and $0.1 and $0.2 for the corresponding periods of fiscal 2013, respectively	(2.1)	(0.4)	(3.2)	(1.8)
Net change in unrealized gains on cash flow hedges, net of taxes	(1.0)	(0.5)	—	(4.0)
Change in foreign currency translation adjustments	2.2	(3.7)	3.9	(9.5)
Other comprehensive income (loss), net of tax	11.2	1.5	(51.5)	(8.4)
Comprehensive income	$232.3	$99.4	$280.2	$180.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,159.8	$2,284.0
Short-term investments	460.5	561.9
Accounts receivable, net of allowances	560.8	578.3
Deferred tax assets, net	151.4	79.8
Prepaid expenses and other current assets	165.2	199.9
Total current assets	3,497.7	3,703.9
Property and equipment, net	889.9	882.3
Long-term investments	1,340.1	1,251.9
Restricted cash and investments	66.3	89.5
Purchased intangible assets, net	105.3	106.9
Goodwill	4,071.5	4,057.7
Other long-term assets	166.5	233.8
Total assets	$10,137.3	$10,326.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$246.3	$200.4
Accrued compensation	232.4	273.9
Deferred revenue	803.2	705.8
Other accrued liabilities	291.6	261.3
Total current liabilities	1,573.5	1,441.4
Long-term debt	1,348.9	999.3
Long-term deferred revenue	370.1	363.5
Long-term income taxes payable	125.7	114.4
Other long-term liabilities	107.6	105.2
Total liabilities	3,525.8	3,023.8
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 475.0 shares and 495.2 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	9,325.5	9,868.9
Accumulated other comprehensive income	13.1	64.6
Accumulated deficit	(2,727.1)	(2,631.3)
Total stockholders' equity	6,611.5	7,302.2
Total liabilities and stockholders' equity	$10,137.3	$10,326.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$331.7	$188.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	120.1	111.4
Depreciation, amortization, and accretion	95.6	94.6
Restructuring and other charges	194.4	16.5
Deferred income taxes	(82.3)	26.6
Gain on investments, net	(167.0)	(3.8)
Gain on legal settlement, net	(120.3)	—
Excess tax benefits from share-based compensation	(8.0)	(1.3)
Loss on disposal of fixed assets	0.8	0.1
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	21.4	(92.3)
Prepaid expenses and other assets	149.2	(86.9)
Accounts payable	53.0	(3.4)
Accrued compensation	(39.5)	(64.0)
Income taxes payable	(38.3)	(18.5)
Other accrued liabilities	(61.7)	3.1
Deferred revenue	101.9	104.5
Net cash provided by operating activities	551.0	275.5
Cash flows from investing activities:
Purchases of property and equipment	(98.3)	(142.3)
Purchases of available-for-sale investments	(1,577.6)	(895.0)
Proceeds from sales of available-for-sale investments	1,504.6	587.5
Proceeds from maturities of available-for-sale investments	234.2	183.8
Purchases of trading investments	(2.4)	(2.1)
Proceeds from sales of privately-held investments	2.5	1.7
Purchases of privately-held investments	(5.0)	(14.4)
Payments for business acquisitions, net of cash and cash equivalents acquired	(27.1)	(10.0)
Purchase of licensed software	—	(10.0)
Changes in restricted cash	25.0	—
Net cash provided by (used in) investing activities	55.9	(300.8)
Cash flows from financing activities:
Proceeds from issuance of common stock	121.2	74.3
Purchases and retirement of common stock	(907.1)	(239.2)
Purchase of equity forward contract	(300.0)	—
Issuance of long-term debt, net	346.5	—
Payment for capital lease obligation	(0.4)	(1.4)
Customer financing arrangements	0.7	32.4
Excess tax benefits from share-based compensation	8.0	1.3
Net cash used in financing activities	(731.1)	(132.6)
Net decrease in cash and cash equivalents	(124.2)	(157.9)
Cash and cash equivalents at beginning of period	2,284.0	2,407.8
Cash and cash equivalents at end of period	$2,159.8	$2,249.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2013, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the prior year Condensed Consolidated Financial Statements contained in this Report have been reclassified to conform to the current year presentation.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

In the first quarter of 2014, the Company announced an integrated operating plan ("IOP") to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. In connection with the IOP, the Company realigned its organization into a One-Juniper structure which includes consolidating the Company's R&D and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, the Company's consolidated business is considered to be one reportable segment. Future organizational changes, if any, could impact how the chief operating decision maker ("CODM") allocates resources and assesses performance. In fiscal 2013, the Company operated under two reportable segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). This change did not impact previously reported consolidated results of operation. See Note 13, Segments, for further discussion of the Company's segment reorganization.

Note 2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12 (Topic 718) - Compensation - Stock Compensation ("ASU 2014-12") which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The Company is currently evaluating the impact of the adoption on its Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (Topic 606)—Revenue from Contracts with Customers ("ASU 2014-09") which provides guidance for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. Accordingly, the ASU will be effective for the Company beginning fiscal year 2017. The Company is currently evaluating the impact of the adoption on its Consolidated Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company has determined that this pronouncement would not have a material impact on the Company's financial position or results of operations.

Note 3. Business Combination

On January 7, 2014, the Company acquired 100% of the equity securities of WANDL, Inc. ("WANDL"), for $28.7 million of cash and stock consideration. WANDL, a provider of software solutions for advanced planning, management, design and optimization of next-generation multi-layer networks, will provide the Company with technology and experience in traffic engineering, multi-layer optimization and path computation, to help service provider customers optimize the performance and cost of their networks.

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

Intangible Assets Acquired

The following table presents details of the Company's intangible assets acquired through the business combination completed during the six months ended June 30, 2014 (in millions, except years):

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 4. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of June 30, 2014 and December 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2014
Fixed income securities:
Asset-backed securities	$259.1	$0.1	$(0.1)	$259.1
Certificates of deposit	10.2	—	—	10.2
Commercial paper	15.8	—	—	15.8
Corporate debt securities	815.7	1.4	(0.4)	816.7
Foreign government debt securities	28.5	—	—	28.5
Government-sponsored enterprise obligations	226.2	—	(0.1)	226.1
U.S. government securities	355.5	0.1	—	355.6
Total fixed income securities	1,711.0	1.6	(0.6)	1,712.0
Money market funds	1,135.1	—	—	1,135.1
Mutual funds	4.0	0.1	—	4.1
Publicly-traded equity securities	87.0	6.2	(0.2)	93.0
Total available-for-sale securities	2,937.1	7.9	(0.8)	2,944.2
Trading securities in mutual funds(*)	16.4	—	—	16.4
Total	$2,953.5	$7.9	$(0.8)	$2,960.6

Reported as:
Cash equivalents	$1,094.6	$—	$—	$1,094.6
Restricted investments	65.3	0.1	—	65.4
Short-term investments	454.3	6.4	(0.2)	460.5
Long-term investments	1,339.3	1.4	(0.6)	1,340.1
Total	$2,953.5	$7.9	$(0.8)	$2,960.6
________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
Fixed income securities:
Asset-backed securities	$249.9	$0.1	$(0.1)	$249.9
Certificates of deposit	27.6	—	—	27.6
Commercial paper	6.9	—	—	6.9
Corporate debt securities	813.6	2.0	(0.3)	815.3
Foreign government debt securities	10.7	—	—	10.7
Government-sponsored enterprise obligations	306.2	0.1	(0.1)	306.2
U.S. government securities	303.3	0.1	(0.1)	303.3
Total fixed income securities	1,718.2	2.3	(0.6)	1,719.9
Money market funds	1,043.7	—	—	1,043.7
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	12.0	104.5	(1.9)	114.6
Total available-for-sale securities	2,777.8	106.9	(2.5)	2,882.2
Trading securities in mutual funds(*)	15.4	—	—	15.4
Total	$2,793.2	$106.9	$(2.5)	$2,897.6

Reported as:
Cash equivalents	$996.2	$—	$—	$996.2
Restricted investments	87.5	0.1	—	87.6
Short-term investments	459.0	104.9	(2.0)	561.9
Long-term investments	1,250.5	1.9	(0.5)	1,251.9
Total	$2,793.2	$106.9	$(2.5)	$2,897.6

________________________________

(*)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of June 30, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$371.7	$0.2	$—	$371.9
Due between one and five years	1,339.3	1.4	(0.6)	1,340.1
Total	$1,711.0	$1.6	$(0.6)	$1,712.0

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company had 178 investments in an unrealized loss position as of June 30, 2014 and December 31, 2013. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of June 30, 2014, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2014 and June 30, 2013.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the six months ended June 30, 2014, the Company determined that certain available-for-sale equity securities were other-than-temporarily impaired, resulting in an impairment charge of $1.6 million that were recorded within other income (expense), net, in the Condensed Consolidated Statements of Operations. There were no such charges during the three months ended June 30, 2014 and during the three and six months ended June 30, 2013.

During the six months ended June 30, 2014, gross realized gains from available-for-sale securities were $165.8 million and gross realized losses were not material, excluding the impairment charge noted above. During the three months ended June 30, 2014, and during the three and six months ended June 30, 2013, there were no material gross realized gains or losses from available-for-sale securities and there were no material gross realized gains or losses from trading securities during the three and six months ended June 30, 2014 and June 30, 2013.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of June 30, 2014 and December 31, 2013 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2014
Fixed income securities:
Asset-backed securities(1)	$61.0	$(0.1)	$2.2	$—	$63.2	$(0.1)
Corporate debt securities	297.1	(0.4)	—	—	297.1	(0.4)
Foreign government debt securities(2)	16.0	—	—	—	16.0	—
Government-sponsored enterprise obligations	114.9	(0.1)	—	—	114.9	(0.1)
U.S. government securities(2)	123.0	—	—	—	123.0	—
Total fixed income securities	612.0	(0.6)	2.2	—	614.2	(0.6)
Publicly-traded equity securities	2.4	(0.2)	—	—	2.4	(0.2)
Total available-for-sale securities	$614.4	$(0.8)	$2.2	$—	$616.6	$(0.8)
________________________________

(1)	Balances 12 months or greater include investments that were in an immaterial unrealized loss position as of June 30, 2014.

(2)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of June 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2013
Fixed income securities:
Asset-backed securities(1)	$153.0	$(0.1)	$0.6	$—	$153.6	$(0.1)
Corporate debt securities(1)	156.1	(0.3)	9.7	—	165.8	(0.3)
Foreign government debt securities(2)	10.0	—	—	—	10.0	—
Government-sponsored enterprise obligations	123.1	(0.1)	—	—	123.1	(0.1)
U.S. government securities	119.7	(0.1)	—	—	119.7	(0.1)
Total fixed income securities	561.9	(0.6)	10.3	—	572.2	(0.6)
Publicly-traded equity securities	6.8	(1.9)	—	—	6.8	(1.9)
Total available-for-sale securities	$568.7	$(2.5)	$10.3	$—	$579.0	$(2.5)
 ________________________________

(1)	Balances 12 months or greater include investments that were in an immaterial unrealized loss position as of December 31, 2013.

(2)	Balances less than 12 months include investments that were in an immaterial unrealized loss position as of December 31, 2013.

Restricted Cash and Investments

The Company classifies certain cash and investments as restricted cash and investments on its Condensed Consolidated Balance Sheets for: (i) amounts held in escrow accounts, as required in connection with certain acquisitions completed between 2005 and 2014; (ii) the India Gratuity Trust and Israel Retirement Trust, which cover statutory severance obligations in the event of termination of any of the Company's India and Israel employees, respectively; and (iii) the Directors and Officers indemnification trust ("D&O Trust"). The restricted investments are designated as available-for-sale securities.

Privately-Held Investments

As of June 30, 2014 and December 31, 2013, the carrying values of the Company's privately-held investments of $72.0 million and $57.2 million, respectively were included in other long-term assets in the Condensed Consolidated Balance Sheets. As of June 30, 2014, the carrying value of the privately-held debt securities was $32.5 million. For the three and six months ended June 30, 2014, the Company recorded $10.0 million in other comprehensive income for unrealized gains associated with its privately-held debt securities. The fair value associated with these privately-held debt securities was $42.3 million as of June 30, 2014.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value of its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

During the three and six months ended June 30, 2013, the Company determined that certain privately-held investments were other than temporarily impaired, resulting in impairment charges of $0.4 million that were recorded within other income (expense), net in the Condensed Consolidated Statements of Operations. There were no such charges during the three and six months ended June 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at June 30, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$259.1	$—	$259.1
Certificates of deposit	—	10.2	—	10.2
Commercial paper	—	15.8	—	15.8
Corporate debt securities	—	816.7	—	816.7
Foreign government debt securities	—	28.5	—	28.5
Government-sponsored enterprise obligations	—	226.1	—	226.1
Money market funds(1)	1,135.1	—	—	1,135.1
Mutual funds(2)	4.1	—	—	4.1
Publicly-traded equity securities	93.0	—	—	93.0
U.S. government securities	304.9	50.7	—	355.6
Total available-for-sale securities	1,537.1	1,407.1	—	2,944.2
Trading securities in mutual funds(3)	16.4	—	—	16.4
Privately-held debt securities	—	—	42.3	42.3
Derivative assets:
Foreign exchange contracts	—	3.0	—	3.0
Warrant on Palo Alto Networks, Inc. common stock	—	38.8	—	38.8
Total assets measured at fair value	$1,553.5	$1,448.9	$42.3	$3,044.7
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.2)	$—	$(0.2)
Total liabilities measured at fair value	$—	$(0.2)	$—	$(0.2)

Total assets measured at fair value, reported as:
Cash equivalents	$1,073.9	$20.7	$—	$1,094.6
Restricted investments	65.4	—	—	65.4
Short-term investments	212.5	248.0	—	460.5
Long-term investments	201.7	1,138.4	—	1,340.1
Prepaid expenses and other current assets	—	41.8	—	41.8
Other long-term assets	—	—	42.3	42.3
Total assets measured at fair value	$1,553.5	$1,448.9	$42.3	$3,044.7

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.2)	$—	$(0.2)
Total liabilities measured at fair value	$—	$(0.2)	$—	$(0.2)
________________________________

(1)	Balance includes $61.3 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisitions related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$249.9	$—	$249.9
Certificates of deposit	—	27.6	—	27.6
Commercial paper	—	6.9	—	6.9
Corporate debt securities	—	815.3	—	815.3
Foreign government debt securities	—	10.7	—	10.7
Government-sponsored enterprise obligations	—	306.2	—	306.2
Money market funds(1)	1,043.7	—	—	1,043.7
Mutual funds(2)	4.0	—	—	4.0
Publicly-traded equity securities	114.6	—	—	114.6
U.S. government securities	197.2	106.1	—	303.3
Total available-for-sale securities	1,359.5	1,522.7	—	2,882.2
Trading securities in mutual funds(3)	15.4	—	—	15.4
Privately-held debt securities	—	—	28.1	28.1
Derivative assets:
Foreign exchange contracts	—	3.0	—	3.0
Total assets measured at fair value	$1,374.9	$1,525.7	$28.1	$2,928.7
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(0.7)	$—	$(0.7)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)

Total assets measured at fair value, reported as:
Cash equivalents	$965.1	$31.1	$—	$996.2
Restricted investments	87.6	—	—	87.6
Short-term investments	246.5	315.4	—	561.9
Long-term investments	75.7	1,176.2	—	1,251.9
Prepaid expenses and other current assets	—	3.0	—	3.0
Other long-term assets	—	—	28.1	28.1
Total assets measured at fair value	$1,374.9	$1,525.7	$28.1	$2,928.7

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(0.7)	$—	$(0.7)
Total liabilities measured at fair value	$—	$(0.7)	$—	$(0.7)
________________________________

(1)	Balance includes $83.6 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisitions related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and six months ended June 30, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt securities are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity.

The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and six months ended June 30, 2014, there were purchases of $4.2 million related to our privately-held debt securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held equity investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Privately-held equity investments, which are normally carried at cost, are measured at fair value on a nonrecurring basis due to events and circumstances that the Company identified as significantly impacting the fair value of investments. The Company estimates the fair value of its privately-held equity investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure.

Purchased intangible assets are measured at fair value primarily using discounted cash flow projections.

As of June 30, 2014, the Company had no assets measured at fair value on a nonrecurring basis. As of December 31, 2013, the Company had $2.0 million of privately-held equity investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The impairment charges, representing the difference between the net book value and the fair value, are recorded to other income (expense), net in the Condensed Consolidated Statement of Operations.

As of June 30, 2014 and December 31, 2013, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of June 30, 2014 and December 31, 2013, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was approximately $1,436.3 million and $1,023.5 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	June 30, 2014	December 31, 2013
Cash flow hedges	$89.0	$137.6
Non-designated derivatives	172.2	144.4
Total	$261.2	$282.0

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in certain foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other income (expense), net, in its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

See Note 5, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2014, the Company recognized a gain of $1.8 million and $4.5 million, respectively, in accumulated other comprehensive income (loss) for the effective portion of its derivative instruments and reclassified a gain of $2.5 million and $3.5 million, respectively, from other comprehensive income (loss) to operating expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2013, the Company recognized a loss of $1.7 million and $3.8 million, respectively, in accumulated other comprehensive income (loss) for the effective portion of its derivative instruments and reclassified a gain of $0.6 million and $2.0 million, respectively, from other comprehensive income (loss) to operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and six months ended June 30, 2014 and June 30, 2013.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives were not designated for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities within two months.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three and six months ended June 30, 2014, the Company recognized net losses of $2.4 million and $3.0 million, respectively, on non-designated derivative instruments within other income (expense), net, in its Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2013, the Company recognized net gain of $0.8 million and $0.1 million, respectively, on non-designated derivative instruments within other income (expense), net, in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of June 30, 2014 and December 31, 2013, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity during the six months ended June 30, 2014 (in millions):

Balance as of December 31, 2013	$4,057.7
Additions due to business combination	13.6
Tax reserve adjustment	0.2
Balance as of June 30, 2014	$4,071.5

The additions to goodwill were based on the purchase price allocation of the acquisition completed during the first quarter of 2014. There were no impairments to goodwill during the three and six months ended June 30, 2014 and June 30, 2013.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges	Net
As of June 30, 2014
Intangible assets with finite lives:
Technologies and patents	$592.0	$(470.5)	$(30.5)	$91.0
Customer contracts, support agreements, and related relationships	80.3	(64.7)	(2.2)	13.4
Other	19.9	(19.0)	—	0.9
Total purchased intangible assets	$692.2	$(554.2)	$(32.7)	$105.3

As of December 31, 2013
Intangible assets with finite lives:
Technologies and patents	$581.4	$(453.4)	$(30.5)	$97.5
Customer contracts, support agreements, and related relationships	74.3	(62.7)	(2.2)	9.4
Total purchased intangible assets	$655.7	$(516.1)	$(32.7)	$106.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$8.4	$6.5	$16.6	$12.8
Operating expenses:
Sales and marketing	1.1	0.9	2.1	1.8
General and administrative	0.3	0.3	0.6	0.6
Total operating expenses	1.4	1.2	2.7	2.4
Total	$9.8	$7.7	$19.3	$15.2

There were no impairment charges related to purchased intangible assets during the three and six months ended June 30, 2014 and June 30, 2013.

As of June 30, 2014, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2014	$19.5
2015	35.3
2016	21.1
2017	13.0
2018	6.1
Thereafter	10.3
Total	$105.3

Note 8. Other Financial Information

Inventories

The Company purchases and holds inventory to provide adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories are reported both within prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets. Total inventories consisted of the following (in millions):

	As of
	June 30, 2014	December 31, 2013
Production materials	$46.5	$51.3
Finished goods	0.6	1.4
Inventories	$47.1	$52.7

The Company recorded charges in cost of revenues of $11.5 million and $15.5 million, for the three and six months ended June 30, 2014, respectively, related to the acceleration of the end-of-life of certain products in connection with the 2014 Restructuring Plan discussed in Note 9, Restructuring and Other Charges.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	June 30, 2014	December 31, 2013
Privately-held investments	$72.0	$57.2
Licensed software	9.5	90.4
Federal income tax receivable	20.0	20.0
Financed customer receivable	19.6	19.9
Inventory	11.7	15.2
Prepaid costs, deposits, and other	33.7	31.1
Other long-term assets	$166.5	$233.8

In connection with the 2014 Restructuring Plan discussed in Note 9, Restructuring and Other Charges, the Company reviewed its product portfolio and determined to cease development of the application delivery controller software technology licensed in July 2012. As a result, the Company recognized a charge of $84.7 million recorded within operating expenses in the Condensed Consolidated Statement of Operations during the six months ended June 30, 2014. There were no revenues associated with this technology.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the six months ended June 30, 2014 were as follows (in millions):

Balance as of December 31, 2013	$28.0
Provisions made during the period	14.6
Actual costs incurred during the period	(14.0)
Balance as of June 30, 2014	$28.6

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	June 30, 2014	December 31, 2013
Deferred product revenue:
Undelivered product commitments and other product deferrals	$182.5	$184.9
Distributor inventory and other sell-through items	127.0	118.7
Deferred gross product revenue	309.5	303.6
Deferred cost of product revenue	(58.4)	(58.6)
Deferred product revenue, net	251.1	245.0
Deferred service revenue	922.2	824.3
Total	$1,173.3	$1,069.3
Reported as:
Current	$803.2	$705.8
Long-term	370.1	363.5
Total	$1,173.3	$1,069.3

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

Other Income (Expense), Net

Other income (expense), net, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$2.1	$1.7	$4.2	$3.8
Interest expense	(17.8)	(14.9)	(33.3)	(29.2)
Net gain on legal settlement	195.3	—	195.3	—
Net gain on investments	0.8	1.5	167.0	3.8
Other	(1.8)	(0.9)	(0.4)	(1.1)
Other income (expense), net	$178.6	$(12.6)	$332.8	$(22.7)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Other typically consists of investment and foreign exchange gains and losses and other non-operational income and expense items.

During the three months ended June 30, 2014, the Company entered into a settlement agreement with Palo Alto Networks ("PAN") resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement of $195.3 million, net of legal fees. Under the terms of the settlement, PAN made a one-time payment to the Company of $75.0 million in cash and issued the Company PAN common stock and warrants. The fair value of the PAN common stock and warrants at the date of receipt was included in the net realized gain. All such PAN securities have been sold in the third quarter of 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the six months ended June 30, 2014, other income (expense), net was primarily comprised of a net gain on investments of $164.0 million, primarily related to certain publicly-traded equity and privately-held investments and $195.3 million net realized gain on legal settlement.

During the three months ended June 30, 2013, net gain on investments was primarily comprised of a gain on sale of certain investments partially offset by a loss on privately-held investments. During the six months ended June 30, 2013, net gain on investments was primarily comprised of a net gain of $1.3 million related to privately-held investments.

Note 9. Restructuring and Other Charges

The following table presents restructuring and other charges included in cost of revenues and restructuring and other charges in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Severance	$10.2	$0.8	$38.5	$5.2
Facilities	37.6	7.7	37.8	10.3
Contract terminations	1.5	0.3	2.3	1.0
Total restructuring charges	49.3	8.8	78.6	16.5
Asset impairment and write-downs	22.7	—	115.8	—
Total restructuring and other charges	$72.0	$8.8	$194.4	$16.5

Reported as:
Cost of revenues	$13.8	$0.8	$22.2	$1.5
Restructuring and other charges	58.2	8.0	172.2	15.0
Total	$72.0	$8.8	$194.4	$16.5

Restructuring and other charges noted above are based on the Company's 2014 Restructuring Plan and Other Restructuring Plans that were committed to by management. Any changes in the estimates of executing the approved plans are reflected in the Company's results of operations.

2014 Restructuring Plan

In connection with IOP announced in the first quarter of 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consists of workforce reductions, facility consolidations and closures, asset write-downs, contract terminations and other charges.

During the three months ended June 30, 2014, the Company recorded $9.9 million of severance costs, $37.6 million of facility consolidation and closures, $8.9 million of asset write-downs, and $1.5 million of contract terminations that were recorded to restructuring and other charges in the Condensed Consolidated Statement of Operations. The Company also recorded inventory write-downs of $11.5 million and a charge related to products with contract manufacturers of $2.3 million for acceleration of the end-of-service life of certain products to cost of revenues in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2014.

During the six months ended June 30, 2014, the Company recorded $37.9 million of severance costs, $37.6 million of facility consolidation and closures, $84.7 million of impairment charges related to licensed software, 8.9 million of asset write-downs, and $2.3 million of contract terminations that were recorded to restructuring and other charges in the Condensed Consolidated Statement of Operations. The Company also recorded inventory write-downs of $15.5 million and a charge related to products with contract manufacturers of $6.7 million for acceleration of the end-of-service life of certain products to cost of revenues in the Condensed Consolidated Statement of Operations during the six months ended June 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In connection with the 2014 Restructuring Plan, the Company expects to record aggregate future charges of approximately $5.0 million to $10.0 million allocated to the following restructuring activities: $2.0 million to $4.0 million for severance, $2.0 million to $5.0 million for facility consolidations or closures, and up to $1.0 million for contract terminations and other charges.

The remaining restructuring liabilities under the 2014 Restructuring Plan are expected to be completed in the second half of 2014.

Other Restructuring Plans

Restructuring plans initiated by the Company in fiscal 2013, 2012, and 2011 have been substantially completed as of June 30, 2014 with minor adjustments recorded during the three months ended June 30, 2014 in connection with these plans. The Company does not expect to record significant future charges under these restructuring plans. The remaining restructuring liabilities under these plans are expected to be settled by March 2018.

Restructuring Liability

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans during the six months ended June 30, 2014 (in millions):

	December 31, 2013	Charges	Cash Payments	Non-cash Settlements and Other	June 30, 2014
Severance	$5.6	$38.5	$(34.4)	$(0.8)	$8.9
Facilities	5.1	37.8	(1.7)	9.7	50.9
Contract terminations and other	7.1	2.3	(8.3)	(0.8)	0.3
Total	$17.8	$78.6	$(44.4)	$8.1	$60.1

Note 10. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of June 30, 2014
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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The effective interest rates for the 2016 Notes, 2021 Notes, 2024 Notes, and 2041 Notes (collectively the “Notes”) include the interest on the Notes, accretion of the discount, and amortization of issuance costs. As of June 30, 2014, the Company was in compliance with all of its covenants in the indentures governing the Company's notes.

Revolving Credit Facility

On June 27, 2014, the Company entered into a Credit Agreement ("Credit Agreement") with certain institutional lenders and Citibank, N.A., as administrative agent, that provides for a $500.0 million unsecured revolving credit facility, with an option of the Company to increase the amount of the credit facility by up to an additional $200.0 million, subject to certain conditions. Proceeds of loans made under the Credit Agreement may be used by the Company for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. Borrowing may be denominated, at the Company's option in U.S. dollars, Pounds Sterling or Euro.

Borrowings under the Credit Agreement will bear interest, at either i) a floating rate per annum equal to the base rate plus a margin of between 0.00% and 0.50%, depending on the Company's public debt rating or ii) a per annum rate equal to the reserve adjusted Eurocurrency rate, plus a margin of between 0.90% and 1.50%, depending on the Company's public debt rating. Base rate is defined as the greatest of (A) Citibank's base rate, (B) the federal funds rate plus 0.50% or (C) the ICE Benchmark Administration Settlement Rate applicable to dollars for a period of one month plus 1.00%. The Eurocurrency rate is determined for U.S. dollars and Pounds Sterling as the rate at which deposits in such currency are offered in the London interbank market for the applicable interest period and for Euro as the rate specified for deposits in Euro with a maturity comparable to the applicable interest period.

The Credit Agreement requires the Company to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of June 30, 2014, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers ("financing providers"). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of the Company's creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $209.8 million and $184.7 million during the three months ended June 30, 2014 and June 30, 2013, respectively, and $342.7 million and $365.7 million during the six months ended June 30, 2014 and June 30, 2013, respectively.

The Company received cash proceeds from the financing provider of $152.1 million and $205.7 million during the three months ended June 30, 2014 and June 30, 2013, respectively, and $344.4 million and $368.4 million during the six months ended June 30, 2014 and June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, the amounts owed to the Company by the financing provider were $182.7 million and $189.8 million, respectively, and were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

The Company has provided guarantees to third-party financing companies for third-party financing arrangements extended to certain end-user customers, which have terms of up to four years. The Company is liable for the aggregate unpaid payments to the

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

third-party financing company in the event of customer default. As of June 30, 2014, the Company has not been required to make any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $22.1 million as of June 30, 2014.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, the estimated cash received from the financing provider not recognized as revenue was $54.2 million and $62.3 million, respectively.

Note 11. Equity

Stock Repurchase Activities

In February 2014, the Company's Board of Directors (the "Board") approved a stock repurchase program that authorized the Company to repurchase up to $2.0 billion of its common stock through the end of the first quarter of 2015, including $1.2 billion to be used pursuant to an accelerated share repurchase program ("2014 Stock Repurchase Program"). The $2.0 billion authorization replaced the $1.0 billion stock repurchase authorization approved by the Board in July 2013 ("2013 Stock Repurchase Program").

As part of the 2014 Stock Repurchase Program, the Company entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of the Company’s common stock. During the three months ended March 31, 2014, the Company made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares ("Initial Shares") of the Company’s common stock for an aggregate price of $900.0 million based on the market value of the Company’s common stock on the date of the transaction which was accounted for as a reduction to stockholders' equity in the Condensed Consolidated Balance Sheets. The remaining $300.0 million was recorded as a forward contract within stockholders' equity in the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2014, the only repurchases under the 2014 Stock Repurchase Program were in connection with the ASR. Accordingly, as of June 30, 2014, there was $800.0 million of authorized funds remaining under the 2014 Stock Repurchase Program. On July 23, 2014, the ASR was completed and the Company received an additional 16.0 million shares from the financial institutions for a total of 49.3 million shares of the Company's common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35 per share. The 16.0 million shares received will be retired in the third quarter of 2014.

During the three and six months ended June 30, 2013, the Company repurchased and retired approximately 6.4 million and 12.6 million shares of its common stock, respectively, at an average price of $16.45 and $18.68 per share, respectively, for an aggregate purchase price of $105.5 million and $235.4 million, respectively, under its 2013 Stock Repurchase Program.

In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not significant during the three and six months ended June 30, 2014 and June 30, 2013.

Future stock repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

See Note 17, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to June 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, during the six months ended June 30, 2014 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2013	$66.2	$2.2	$(3.8)	$64.6
Other comprehensive gain before reclassifications	48.4	3.2	3.9	55.5
Amount reclassified from accumulated other comprehensive income	(103.8)	(3.2)	—	(107.0)
Net other comprehensive loss	(55.4)	—	3.9	(51.5)
Balance as of June 30, 2014	$10.8	$2.2	$0.1	$13.1
________________________________

(1)
The reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2014 for realized gains on available-for-sale securities of $103.8 million are included in other income (expense), net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2014 for realized gains on cash flow hedges are included within cost of revenues of $0.4 million, research and development of $0.5 million, sales and marketing of $1.7 million, and general and administrative of $0.6 million for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

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

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of June 30, 2014, the 2006 Plan, the 2000 Plan, and the 1996 Plan, in the aggregate, had 34.7 million shares subject to currently outstanding equity awards. As of June 30, 2014, the 2006 Plan had 41.9 million shares available for future issuance and no shares are available for future issuance under either the 2000 Plan or the 1996 Plan.

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under this plan. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of June 30, 2014, approximately 14.4 million shares have been issued and 4.6 million shares remain available for future issuance under the ESPP.

In connection with certain past acquisitions, the Company assumed stock options, RSUs, RSAs and PSAs under the assumed stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs and PSAs, respectively. No new stock options, RSUs, RSAs and PSAs can be granted under these plans. As of June 30, 2014, stock options, RSUs, RSAs and PSAs representing approximately 5.2 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the six months ended June 30, 2014 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	23.1	$25.15
Canceled	(0.5)	30.38
Exercised	(4.7)	20.25
Expired	(3.1)	28.87
Balance as of June 30, 2014	14.8	$25.75	2.0	$38.4

As of June 30, 2014:
Vested and expected-to-vest options	14.7	$25.88	2.0	$36.4
Exercisable options	13.5	$26.49	1.7	$25.1

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $24.54 per share as of June 30, 2014, and the exercise price multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $4.8 million and $28.6 million for the three and six months ended June 30, 2014, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the six months ended June 30, 2014 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	25.4	$23.44
RSUs granted (1)(4)	8.2	23.09
RSUs assumed (2)	0.4	22.66
RSAs assumed (2)	0.9	22.66
PSAs granted (3)(4)	0.8	25.59
PSAs assumed (2)	0.2	22.66
RSUs vested	(5.3)	23.65
RSAs vested	(0.7)	19.59
PSAs vested	(1.0)	38.10
RSUs canceled	(1.5)	21.91
PSAs canceled	(2.3)	32.39
Balance as of June 30, 2014	25.1	22.06	1.5	$615.3
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2006 Plan according to its terms.

(2)	RSUs, RSAs, and PSAs assumed in connection with the acquisition of WANDL.

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

(4)
On February 20, 2014, the Company announced its intention to initiate a quarterly cash dividend of $0.10 per share of common stock in the third quarter of 2014. As a result of the Company's announcement, the grant date fair value of RSUs and PSAs granted after the announcement date were reduced by the present value of the dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. On July 22, 2014, the Company announced a quarterly cash dividend of $0.10 per share of common stock payable on September 23, 2014 to stockholders of record as of the close of business on September 2, 2014.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased 1.5 million and 1.9 million shares of common stock through the ESPP at an average exercise price of $18.67 and $15.05 per share for the six months ended June 30, 2014 and June 30, 2013, respectively. No stock purchases under the ESPP were made during the three months ended June 30, 2014 and June 30, 2013.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Valuation Assumptions

There were no stock purchases under the ESPP or market-based RSU grants during the three months ended June 30, 2014 and June 30, 2013. The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs during the six months ended June 30, 2014 and June 30, 2013 were as follows:

	Six Months Ended June 30,
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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues - Product	$1.3	$1.2	$2.6	$2.1
Cost of revenues - Service	3.1	3.5	7.1	8.1
Research and development	31.6	33.0	63.7	56.6
Sales and marketing	14.4	18.1	29.0	32.6
General and administrative	8.9	5.7	17.7	12.0
Total	$59.3	$61.5	$120.1	$111.4

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$3.7	$7.7	$8.8	$17.2
RSUs, RSAs, and PSAs	51.9	49.3	103.7	86.3
ESPP	3.7	4.5	7.6	7.9
Total	$59.3	$61.5	$120.1	$111.4

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of June 30, 2014 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$20.8	1.6
RSUs, RSAs, and PSAs	$368.3	2.1

Note 13. Segments

In connection with the IOP, the Company realigned its organization into a One-Juniper structure which includes consolidating the Company's R&D and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, the consolidated business is considered to be one reportable segment and operating segment, consistent with how the Company’s CODM views the business, allocates resources, and assesses the performance of the Company. Future organizational changes, if any, could impact how the CODM allocates resources and assesses performance.

The Company continues to sell its high-performance network products and service offerings across routing, switching, and security to service provider and enterprise markets.

The following table presents net revenues by product and service (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Routing	$617.8	$577.5	$1,167.6	$1,091.2
Switching	199.8	160.2	391.8	291.7
Security	111.6	126.1	245.8	262.7
Total product	929.2	863.8	1,805.2	1,645.6

Total service	300.3	286.9	594.4	564.3
Total	$1,229.5	$1,150.7	$2,399.6	$2,209.9

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas:
United States	$660.7	$610.2	$1,284.4	$1,157.2
Other	50.3	64.9	108.1	110.0
Total Americas	711.0	675.1	1,392.5	1,267.2
Europe, Middle East, and Africa	324.8	300.9	620.5	591.5
Asia Pacific	193.7	174.7	386.6	351.2
Total	$1,229.5	$1,150.7	$2,399.6	$2,209.9
No customer accounted for 10% or more of the Company's net revenues during the three and six months ended June 30, 2014 and June 30, 2013, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents geographic information for property and equipment, net (in millions):

	As of
	June 30, 2014	December 31, 2013
United States	$805.4	$801.3
International	84.5	81.0
Property and equipment, net	$889.9	$882.3

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of June 30, 2014 and December 31, 2013, were attributable to U.S. operations.

Note 14. Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2014 of 24.9% and 25.0%, respectively, differs from the federal statutory rate of 35% and the effective tax rate for the same periods in 2013 primarily due to the benefit from the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, and the impact of the discrete items noted below. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.

The effective tax rate for the three and six months ended June 30, 2013 of 22.2% and 6.9%, respectively, differs from the federal statutory rate of 35% primarily due to the benefit from the Section 199 deduction for U.S. production activities, earnings in foreign jurisdiction, which are subject to lower tax rates, the impact of the recognition of tax benefits related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.

The effective tax rates for the three and six months ended June 30, 2014 and June 30, 2013 include the tax expense (benefit) of the following discrete items (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax on gain of equity investments, net of valuation allowance release of $24.7	$—	$—	$35.6	$—
Benefit from restructuring costs	$(25.1)	$—	$(55.9)	$—
Tax on gain from legal settlement	$44.7	$—	$44.7	$—
Section 199 deduction	$—	$(20.3)	$—	$(20.3)
Tax settlement with Internal Revenue Service ("IRS")	$—	$—	$—	$(27.8)
Reinstatement of the U.S. federal R&D tax credit	$—	$—	$—	$(15.2)

As of June 30, 2014, the total amount of gross unrecognized tax benefits was $147.0 million, of which $135.1 million, if recognized, would affect the Company's effective tax rate.

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

The Company is currently under examination by the IRS for the 2007 through 2009 tax years. The Company is also subject to separate ongoing examinations by the India tax authorities for the 2004 tax year, 2004 through 2008 tax years, and the 2008 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of June 30, 2014.

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

Note 15. Net Income Per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$221.1	$97.9	$331.7	$188.9
Denominator:
Weighted-average shares used to compute basic net income per share	470.3	503.0	478.1	503.8
Dilutive effect of employee stock awards	6.2	3.3	9.2	6.6
Weighted-average shares used to compute diluted net income per share	476.5	506.3	487.3	510.4
Net income per share:
Basic	$0.47	$0.19	$0.69	$0.37
Diluted	$0.46	$0.19	$0.68	$0.37

Anti-dilutive:
Potential anti-dilutive shares	28.0	39.4	26.8	24.3

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 16. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through November 30, 2022. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $209.6 million as of June 30, 2014. Rent expense was $12.7 million and $25.7 million for the three and six months ended June 30, 2014, respectively, and $13.6 million and $27.3 million for the three and six months ended June 30, 2013, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $490.5 million as of June 30, 2014.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of June 30, 2014, the Company accrued $20.8 million based on its estimate of such charges.

Memory-related, Supplier Component Remediation Charge

As of June 30, 2014, the Company recorded approximately $13.7 million in other current liabilities in the Condensed Consolidated Balance Sheets for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier. The Company has been advised that defects in certain of these components can cause products to fail under certain specific usage conditions. While this appears to be an industry-wide issue, the Company has not experienced an increase in failure rates for its products containing this component. Additional charges may be recorded in the future as the remediation efforts proceed.
Long-Term Debt and Interest Payment on Long-Term Debt

As of June 30, 2014, the Company held long-term debt consisting of senior notes with a carrying value of $1,348.9 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $350.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of June 30, 2014, other contractual obligations primarily consisted of $66.3 million in indemnity-related and service related escrows, as required in connection with certain asset purchases and acquisitions completed between 2005 and 2014, campus build-out obligations of $3.0 million, and $24.4 million of agreements that are firm, non-cancelable and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment.
Tax Liabilities

As of June 30, 2014, the Company had $125.7 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of June 30, 2014 and December 31, 2013, the Company had $28.5 million and $40.1 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees, of which $22.1 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2014. See Note 10, Long-Term Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 17. Subsequent Events

Sale of Junos® Pulse Net Assets

On July 22, 2014, the Company announced that it had entered into a definitive agreement to sell the Junos® Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for approximately $250.0 million, of which $125.0 million of the consideration will be in cash and $125.0 million will be in the form of an 18-month non-contingent seller promissory note. The sale is expected to close within the third quarter of 2014, following the satisfaction of regulatory requirements and other customary closing conditions. The Company's sale of Pulse is consistent with the Company's overall strategy and further aligns the Company's security products to where its customers and the market is heading with High-IQ networks and building the next-generation of clouds. The net assets associated with this sale consisted of the following (in millions):

As of
June 30, 2014
Goodwill	$160.4
Deferred revenue	(45.6)
Intangible assets	6.0
Other, net	3.9
Total net assets	$124.7

Declaration of Dividend

On July 22, 2014, the Company announced that it would pay a quarterly cash dividend of $0.10 per share of common stock on September 23, 2014 to stockholders of record as of the close of business on September 2, 2014.

Stock Repurchase Activities

On July 23, 2014, the ASR was completed and the Company received an additional 16.0 million shares from the financial institutions for a total of 49.3 million shares of the Company's common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35 per share. The 16.0 million shares received will be retired in the third quarter of 2014.

Subsequent to the completion of the ASR, through the filing of this Report, the Company repurchased 12.8 million shares of its common stock, for $300.0 million at an average purchase price of $23.38 per share, under the 2014 Stock Repurchase Program. Repurchases of 10.7 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Under the 2014 Stock Repurchase Program, the Company has $500.0 million authorized funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

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

Business and Market Environment

At Juniper Networks, we design, develop, and sell products and services for high-performance networks, which combine scale and performance with agility and efficiency, so customers can build the best networks for their businesses. Our routing, switching, and security products address high-performance networking requirements, which include High-IQ networking and cloud environments for global service providers, enterprises, governments, and research and public sector organizations that view the network as critical to their success. Our silicon, systems, and software represent innovations that transform the economics and experience of networking, helping customers achieve superior performance, greater choice, and flexibility, while reducing overall total cost of ownership.

We do business in three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). We sell high-performance network products and service offerings across routing, switching, and security to service provider and enterprise markets.

Integrated Operating Plan

In the first quarter of 2014, we announced an integrated operating plan ("IOP") to refocus our strategy, optimize our structure, and improve operational efficiencies. In connection with the IOP, we realigned our organization into a One-Juniper structure, which included consolidating our R&D and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, our consolidated business is considered to be one reportable segment. Future organizational changes, if any, could impact how the chief operating decision maker ("CODM") allocates resources and assesses performance.

During the first quarter of 2014, we also initiated the 2014 Restructuring Plan. Our 2014 Restructuring Plan consists of workforce reductions, facility consolidations or closures, asset write-downs, contract terminations and other charges of which $193.6 million was recorded in the six months ended June 30, 2014 consisting of $115.8 million of asset write-downs, $37.6 million of facility consolidation and closures, $37.9 million of severance costs, and $2.3 million of contract terminations. In connection with our

2014 Restructuring Plan, we expect to record aggregate future charges of approximately $5.0 million to $10.0 million related to severance, consolidation and closure of facilities, and contract terminations and other charges. We are actively negotiating with the lessor of certain properties that we have exited to terminate our lease arrangement under favorable terms or to sublease the facilities. If actual events differ from our current assumptions, we will record the related benefit or expense in the period incurred.

Through the implementation of the IOP, we expect to exit the first quarter of 2015 with annualized operating expense savings of at least $160.0 million, compared to our fourth quarter of 2013.

On July 22, 2014, we announced that we had entered into a definitive agreement to sell the Junos® Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for approximately $250.0 million, of which $125.0 million will be payable in cash and $125.0 million will be in the form of an 18-month non-contingent seller promissory note. The sale is expected to close within the third quarter of 2014, following the satisfaction of regulatory requirements and other customary closing conditions. Our sale of Pulse is consistent with our overall strategy and further aligns our security products to where our customers and the market are heading with High-IQ networks and building the next-generation of clouds. The net assets, primarily goodwill, deferred revenue, intangible assets, and other, net associated with this sale approximate to a carrying value of $124.7 million as of June 30, 2014. The Junos® Pulse product portfolio contributed approximately $33.5 million in net revenues for the six months ended June 30, 2014.

In addition to our cost reduction activities, we introduced a capital allocation program to return capital to our stockholders through share repurchases and dividends. In the first quarter of 2014, we announced our intention to return $3.0 billion to stockholders over the next three years in the form of share repurchases and quarterly cash dividends. We made progress in returning capital to our stockholders through the initiation of a $1.2 billion accelerated share repurchase program ("ASR") of which $900.0 million of shares were initially delivered to us during the first quarter of 2014 and the remainder were delivered on July 24, 2014. We also issued $350.0 million aggregate principal amount of 4.50% senior notes due 2024 ("2024 Notes"), allowing us to partially fund the ASR.

On July 22, 2014, we announced that we would pay a quarterly cash dividend of $0.10 per share of our common stock on September 23, 2014 to stockholders of record as of the close of business on September 2, 2014.

Quarterly Results
During the second quarter of 2014, we saw strong year-over-year revenue growth. Our net revenues continued to be well-diversified across our target verticals, and we saw revenue growth, particularly with customers who are in a build cycle for High-IQ networks and Cloud ecosystems. The combination of the strong revenue growth and the cost and efficiency initiatives noted above have resulted in strong earnings expansion and strong operating cash flows for the six months ended June 30, 2014.
Compared to the second quarter in 2013, our revenue growth was driven by increased sales of our edge routing and switching products, and we continued to see growth in our SRX security products. We continue to remain committed to our security products as our customers build High-IQ networks and cloud environments. Further, we believe that we are experiencing an improving but still uncertain global macroeconomic environment in which our customers exercise care and conservatism in their investment prioritization and project deployments. We expect that our customers will remain careful in their capital spending. We believe our product gross margins may vary in the future due to competitive pricing pressures, which may be offset by additional operational improvements and cost efficiencies, such as continuing optimization of the supply chain. Nevertheless, we are focused on executing our strategy on high-performance networking. We believe our product portfolio continues to be strong, and we remain focused on innovation and executing to our IOP.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenues	$1,229.5	$1,150.7	$78.8	7%	$2,399.6	$2,209.9	$189.7	9%

Gross Margin	$748.2	$720.5	$27.7	4%	$1,468.3	$1,391.3	$77.0	6%
Percentage of net revenues	60.9%	62.6%			61.2%	63.0%

Operating income	$115.9	$138.5	$(22.6)	(16)%	$109.7	$225.5	$(115.8)	(51)%
Percentage of net revenues	9.4%	12.0%			4.6%	10.2%
Net income	$221.1	$97.9	$123.2	126%	$331.7	$188.9	$142.8	76%
Percentage of net revenues	18.0%	8.5%			13.8%	8.5%
Net income per share:
Basic	$0.47	$0.19	$0.28	147%	$0.69	$0.37	$0.32	86%
Diluted	$0.46	$0.19	$0.27	142%	$0.68	$0.37	$0.31	84%
Stock repurchase plan activity	$—	$105.5	$(105.5)	(100)%	$900.0	$235.4	$664.6	282%

Operating cash flows					$551.0	$275.5	$275.5	100%
DSO	41	40	1	3%
Book-to-bill	1	>1

					June 30, 2014	December 31, 2013	$ Change	% Change
Deferred revenue					$1,173.3	$1,069.3	$104.0	10%

•
Net Revenues: During the three and six months ended June 30, 2014, compared to the same periods in 2013, we experienced strong net revenue growth across our three geographical regions: Americas, EMEA, and APAC. The year-over-year increase in our net revenues during the three and six months ended June 30, 2014, was primarily due to an increase in sales from our edge routing and switching products, partially offset by a decline in our core routing and security products .

•
Gross Margin: Our gross margin as a percentage of net revenues decreased during the three and six months ended June 30, 2014, compared to the same periods in 2013, as a result of higher inventory charges driven by product rationalizations in connection with our 2014 Restructuring Plan and charges related to an industry-wide memory product quality defect for a component from a third-party supplier. Higher support-related costs also drove down gross margin as a percentage of net revenues.

•
Operating Income: Our operating income as a percentage of net revenues decreased during the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to restructuring and other charges of $85.4 million and $207.3 million, respectively, related to severance, facility consolidation and closures, asset write-offs, and contract terminations in connection with our 2014 Restructuring Plan, as well as a memory related-supplier component remediation charge.

•
Stock Repurchase Plan Activity: Pursuant to the $1.2 billion ASR program, we received and retired 33.3 million shares of our common stock during the three months ended March 31, 2014 at a cost of $900.0 million. No repurchases of our common stock were made during the three months ended June 30, 2014. On July 23, 2014, the ASR was completed, and we received an additional 16.0 million shares from the financial institutions for a total of 49.3 million shares, which resulted in a volume weighted average repurchase price, less an agreed upon discount of $24.35 per share. The 16.0 million shares received will be retired in the third quarter of 2014.

•
Operating Cash Flows: Operating cash flows increased during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to higher net income which included the gain on patent litigation settlement, higher cash collections due to the timing of receipts from customers, and lower prepayments to our supply chain and others, partially offset by higher payments for incentive compensation and payments related to all restructuring plans.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the second quarter of 2014 was relatively flat, with an increase by 1 day, or 3% compared to the same period in 2013.

•
Book-to-bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was approximately one for the three months ended June 30, 2014 and greater than one for the three months ended June 30, 2013.

•
Deferred Revenue: Total deferred revenue increased by $104.0 million to $1,173.3 million as of June 30, 2014, compared to $1,069.3 million as of December 31, 2013, primarily due to an increase in deferred service revenue driven by the execution of several multi-year support agreements and annual agreement renewals.

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

During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Routing	$617.8	$577.5	$40.3	7%	$1,167.6	$1,091.2	$76.4	7%
Switching	199.8	160.2	39.6	25%	391.8	291.7	100.1	34%
Security	111.6	126.1	(14.5)	(11)%	245.8	262.7	(16.9)	(6)%
Total Product	929.2	863.8	65.4	8%	1,805.2	1,645.6	159.6	10%
Percentage of net revenues	75.6%	75.1%			75.2%	74.5%

Total Service	300.3	286.9	13.4	5%	594.4	564.3	30.1	5%
Percentage of net revenues	24.4%	24.9%			24.8%	25.5%
Total net revenues	$1,229.5	$1,150.7	$78.8	7%	$2,399.6	$2,209.9	$189.7	9%

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Routing

Routing product net revenues increased during the three months ended June 30, 2014, compared to the same period in 2013, due to higher net revenues from edge routing products, primarily driven by higher sales of our MX products. This increase in edge routing product net revenues was partially offset by a decrease in sales of core routing and older edge routing products.

Switching

Switching product net revenues increased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to new product introductions for EX and QFabric, as well as strong demand for switching products by service providers and, to a lesser extent, the enterprise market.

Security

Security product net revenues decreased during the three months ended June 30, 2014, compared to the same period in 2013, as demand for our non-Junos-based security products declined. This decline was partially offset by an increase in net revenue from our SRX platform and security software.

Service

The increase in service net revenues during the three months ended June 30, 2014, compared to the same period in 2013, was primarily driven by new service contracts and strong contract renewals from our installed base across routing and switching.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Routing

Routing product net revenues increased during the six months ended June 30, 2014, compared to the same period in 2013, due to higher net revenues from edge routing products, primarily driven by higher sales of our MX products. The increase in edge routing product net revenues was partially offset by a decrease in sales of core routing and older edge routing products.

Switching

Switching product net revenues increased during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to new product introductions for EX and QFabric, as well as strong demand for switching products by service providers and, to a lesser extent, the enterprise market.

Security

Security product net revenues decreased during the six months ended June 30, 2014, compared to the same period in 2013, as demand for our non-Junos-based security products declined. This decline was partially offset by an increase in net revenues from our SRX platform and security software.

Service

The increase in service net revenues during the six months ended June 30, 2014, compared to the same period in 2013, was primarily driven by new service contracts and strong contract renewals.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Americas:
United States	$660.7	$610.2	$50.5	8%	$1,284.4	$1,157.2	$127.2	11%
Other	50.3	64.9	(14.6)	(22)%	108.1	110.0	(1.9)	(2)%
Total Americas	711.0	675.1	35.9	5%	1,392.5	1,267.2	125.3	10%
Percentage of net revenues	57.8%	58.7%			58.0%	57.3%
EMEA	324.8	300.9	23.9	8%	620.5	591.5	29.0	5%
Percentage of net revenues	26.4%	26.1%			25.9%	26.8%
APAC	193.7	174.7	19.0	11%	386.6	351.2	35.4	10%
Percentage of net revenues	15.8%	15.2%			16.1%	15.9%
Total net revenues	$1,229.5	$1,150.7	$78.8	7%	$2,399.6	$2,209.9	$189.7	9%

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Americas

Net revenues in the Americas increased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to strong demand from service providers, specifically content providers. This increase in service provider net revenues was partially offset by a decline in net revenues from the enterprise market, primarily attributable to the recognition of a large U.S. federal government contract recognized in the second quarter of 2013. Although total net revenues from the enterprise market are lower in the three months ended June 30, 2014, than the comparable period in 2013, due to the recognition of the U.S. federal government contract, we have experienced improvement in federal demand.

EMEA

Net revenues in EMEA increased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to stronger demand from large carriers in Central and Eastern Europe and the Middle East. The increase was partially offset by a decrease in net revenues from the enterprise market, due to the timing of certain large public sector orders.

APAC

Net revenues in APAC increased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to growth in demand from regional carriers. In APAC, the enterprise market increased, primarily due to the timing of certain public sector orders.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Americas

The increase in net revenues in the Americas during the six months ended June 30, 2014, compared to the same period in 2013, was primarily due to an increase in sales from both the service provider and enterprise market. The increase in net revenues in the service provider market was primarily due to strong demand from content and cable providers, partially offset by a decrease in demand with carriers. The increase in revenues in the Americas enterprise market during the six months ended June 30, 2014, was primarily due to improvement in broad-based market demand, partially offset by a decline in revenues from Federal customers due to a large U.S. federal government contract recognized in 2013.

EMEA

Net revenues in EMEA increased during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to stronger demand from larger carriers in Central and Eastern Europe and the Middle East, partially offset by a decrease in net revenues from the enterprise market.

APAC

Net revenues in APAC increased during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to growth in demand from regional carriers. In APAC, the enterprise market increased primarily due to the timing of certain public sector orders.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service provider	$831.8	$726.0	$105.8	15%	$1,614.5	$1,438.9	$175.6	12%
Percentage of net revenues	67.7%	63.1%			67.3%	65.1%
Enterprise	397.7	424.7	(27.0)	(6)%	785.1	771.0	14.1	2%
Percentage of net revenues	32.3%	36.9%			32.7%	34.9%
Total net revenues	$1,229.5	$1,150.7	$78.8	7%	$2,399.6	$2,209.9	$189.7	9%

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

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Service provider

Net revenues from sales to the service provider market increased during the three months ended June 30, 2014, compared to the same period in 2013, due to growth across all three geographies. The increase in service provider net revenues in the Americas was driven by an increase in sales to content providers. The increase in service provider net revenues in EMEA was attributable to growth with large carriers, while in APAC it was attributable to growth with smaller regional carriers. In addition, service provider demand for routing and switching products continued to be strong during the three months ended June 30, 2014, compared to the same period in 2013.

Enterprise

Net revenues from the enterprise market decreased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to the decline in Americas Federal revenue as a result of a large U.S. Federal contract recognized in 2013. APAC enterprise grew while EMEA's enterprise declined, due in both cases to the timing of large public sector orders.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Service Provider

Net revenues from the service provider market increased during the six months ended June 30, 2014, compared to the same period in 2013, with growth in all three geographies. The increase in service provider net revenues in the Americas was driven by growth with content and cable providers. The increase in service provider net revenues in EMEA was attributable to growth with large carriers, while in APAC it was attributable to growth with smaller regional carriers. In addition, service provider demand for routing and switching products continued to be strong.

Enterprise

Net revenues from the enterprise market increased during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to broad-based growth in the Americas, including strong Federal demand for routing products in defense applications. Public sector net revenues grew in APAC as well, but declined in EMEA.

Customer

No customer accounted for 10% or more of our net revenues during the three and six months ended June 30, 2014 and June 30, 2013, respectively.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Product gross margin	$569.9	$542.5	$27.4	5%	$1,119.3	$1,046.1	$73.2	7%
Percentage of product revenues	61.3%	62.8%			62.0%	63.6%
Service gross margin	178.3	178.0	0.3	—%	349.0	345.2	3.8	1%
Percentage of service revenues	59.4%	62.0%			58.7%	61.2%
Total gross margin	$748.2	$720.5	$27.7	4%	$1,468.3	$1,391.3	$77.0	6%
Percentage of net revenues	60.9%	62.6%			61.2%	63.0%

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

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Product gross margin increased in total dollars, but decreased as a percentage of product net revenues during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to an increase in net revenues which was partially offset by an increase in cost of revenues. The increase in cost of sales was primarily due to inventory charges of $13.8 million driven by product rationalizations in connection with our 2014 Restructuring Plan and $13.7 million in connection with an industry-wide memory product quality defect in a component from a third-party supplier. Excluding the costs of the restructuring and component defect, the product gross margin as a percentage of net revenues improved slightly, primarily due to the impact of a lower margin U.S. government contract recognized in the second quarter of 2013.

Service gross margin as a percentage of service net revenues decreased while gross margin remained flat in absolute dollars during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to an increase in labor and logistics delivery costs to support new contracts and product introductions.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Product gross margin increased in total dollars but decreased as a percentage of net revenues during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to an increase in net revenues which was partially offset by an increase in cost of revenues. The increase in cost of revenues was primarily due to inventory charges of $22.2 million for product rationalizations in connection with our 2014 Restructuring Plan and $13.7 million in connection with an industry-wide memory product quality defect in a component from a third-party supplier. Excluding the costs of the restructuring and component defect, the product gross margin as a percentage of net revenues improved slightly, primarily due to the impact of a lower margin U.S. government contract recognized in the second quarter of 2013, as well as favorability in product mix.

Service gross margin as a percentage of service net revenues decreased, while gross margin in total dollars increased during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to an increase in labor and logistics delivery costs to support new contracts and product introductions, offset in absolute dollars by increased services net revenues.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$255.5	$257.7	$(2.2)	(1)%	$519.5	$519.9	$(0.4)	—%
Percentage of net revenues	20.8%	22.4%			21.7%	23.5%
Sales and marketing	258.0	267.1	(9.1)	(3)%	531.4	523.2	8.2	2%
Percentage of net revenues	21.0%	23.2%			22.1%	23.7%
General and administrative	60.6	49.2	11.4	23%	135.5	107.7	27.8	26%
Percentage of net revenues	4.9%	4.3%			5.6%	4.9%
Restructuring and other charges	58.2	8.0	50.2	628%	172.2	15.0	157.2	1,048%
Percentage of net revenues	4.7%	0.7%			7.2%	0.7%
Total operating expenses	$632.3	$582.0	$50.3	9%	$1,358.6	$1,165.8	$192.8	17%
Percentage of net revenues	51.4%	50.6%			56.6%	52.8%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to research and development and sales and marketing activities. Facilities and information technology (“IT”) costs are allocated to each department based on usage and headcount.

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Research and Development

Research and development expense decreased slightly during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to a decrease in personnel-related expenses as a result of headcount reductions.

Sales and Marketing

Sales and marketing expense decreased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to lower salaries resulting from headcount reductions and cost management of discretionary expenses, particularly travel, partially offset by higher commission expense, resulting from an increase in net revenues.

General and Administrative

General and administrative expense increased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to higher litigation and investigation costs incurred of approximately $12.0 million, as compared to approximately $6.0 million, in connection with possible violations of the U.S. Foreign Corrupt Practices Act and, to a lesser extent, other litigation matters. However, litigation costs in connection with our patent litigation case with Palo Alto Networks declined sequentially and compared to the same period in 2013.

Restructuring and Other Charges

Restructuring and other charges increased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to expenses recorded in connection with our 2014 Restructuring Plan. In the second quarter of 2014, we incurred $57.9 million of restructuring and other charges related to our 2014 Restructuring Plan, of which $37.6 million was recorded for facility consolidation and closures, $8.9 million of asset write-downs, $9.9 million for severance costs and $1.5 million for contract terminations.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Research and Development

Research and development expense decreased slightly during the six months ended June 30, 2014, compared to the same period in 2013, due to lower personnel-related expenses and lower depreciation expense attributable to the extended useful lives of computers and equipment adopted in 2013, partially offset by higher share-based compensation expense and engineering program costs.

Sales and Marketing

Sales and marketing expense increased during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to higher personnel-related expenses driven primarily by an increase in commission expense, resulting from improved sales achievement, partially offset by a decrease in base compensation due to lower headcount. Travel and other discretionary expenses also decreased.

General and Administrative

General and administrative expense increased by $27.8 million during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to higher litigation and investigation related costs incurred of approximately $31.0 million, as compared to approximately $12.0 million, in connection with possible violations of the U.S. Foreign Corrupt Practices Act and, to a lesser extent, our patent litigation case with Palo Alto Networks, Inc., as well as other litigation matters.

Restructuring and Other Charges

Restructuring and other charges increased during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to expenses recorded in connection with our 2014 Restructuring Plan. During the six months ended June 30, 2014, we incurred $171.4 million of restructuring and other charges related to our 2014 Restructuring Plan, of which $37.6 million was recorded for facility consolidation and closures, $84.7 million was recorded for asset impairment charges related to licensed software, $37.9 million for severance costs, $8.9 million of asset write-downs, and $2.3 million for contract terminations.

We expect to record aggregate future charges of approximately $5.0 million to $10.0 million related to severance, facility consolidations or closures, contract terminations and other charges. See Note 9, Restructuring and Other Charges, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for further discussion of our restructuring activities.

New Enterprise Resource Planning System

During the second quarter of 2014, we implemented the first phase of our multi-phase conversion to a new enterprise resource planning ("ERP") system. In the first phase we upgraded our systems utilized in purchasing and payments for goods and services which included electronic interfaces with our vendors and banks. The costs, other than capital expenditures, associated with this first phase of implementation have been recorded in operating expenses in the Condensed Consolidated Financial Statements in Item 1 Part I of this Report. Subsequent to June 30, 2014, we implemented the manufacturing, fulfillment, and inventory portion of our ERP conversion project. In this second phase, we upgraded our systems for placing orders, receiving goods, and making payments between the Company and our contract manufacturers; the fulfillment process with our customers and distributors; and our internal inventory management process.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards ("awards"), which include stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs"), as well as our Employee Stock Purchase Plan ("ESPP") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenues - Product	$1.3	$1.2	$0.1	8%	$2.6	$2.1	$0.5	24%
Cost of revenues - Service	3.1	3.5	(0.4)	(11)%	7.1	8.1	(1.0)	(12)%
Research and development	31.6	33.0	(1.4)	(4)%	63.7	56.6	7.1	13%
Sales and marketing	14.4	18.1	(3.7)	(20)%	29.0	32.6	(3.6)	(11)%
General and administrative	8.9	5.7	3.2	56%	17.7	12.0	5.7	48%
Total	$59.3	$61.5	$(2.2)	(4)%	$120.1	$111.4	$8.7	8%

Shared-based compensation expense decreased during the three months ended June 30, 2014, compared to the same period in 2013, primarily due to a shift in timing of issuance of new RSU grants, partially offset by expense related to RSUs, RSAs, and PSAs assumed in connection with our acquisition of WANDL during the first quarter of 2014 as well as expense related to market-based RSUs granted during the first quarter of 2014.

Share-based compensation expense increased during the six months ended June 30, 2014, compared to the same periods in 2013, primarily due to expense related to RSUs, RSAs, and PSAs assumed in connection with our acquisition of WANDL during the first quarter of 2014.

Other Income (Expense), Net and Income Tax Provision

The following table presents other income (expense), net, and income tax provision (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Interest income	$2.1	$1.7	$0.4	24%	$4.2	$3.8	$0.4	11%
Interest expense	(17.8)	(14.9)	(2.9)	19%	(33.3)	(29.2)	(4.1)	14%
Net gain on legal settlement	195.3	—	195.3	—%	195.3	—	195.3	—%
Net gain on investments	0.8	1.5	(0.7)	(47)%	167.0	3.8	163.2	4,295%
Other	(1.8)	(0.9)	(0.9)	100%	(0.4)	(1.1)	0.7	64%
Total other income (expense), net	$178.6	$(12.6)	$191.2	1,517%	$332.8	$(22.7)	$355.5	1,566%
Percentage of net revenues	14.5%	(1.1)%			13.9%	(1.0)%

Income tax provision	$73.4	$28.0	$45.4	162%	$110.8	$13.9	$96.9	697%
Effective tax rate	24.9%	22.2%			25.0%	6.9%

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

During the three months ended June 30, 2014, we entered into a settlement agreement with Palo Alto Networks, Inc. ("PAN") resolving patent litigation, which resulted in a realized gain on legal settlement of $195.3 million, net of legal fees. Under the terms of the settlement, PAN made a one-time payment to us of $75.0 million in cash and issued common stock and warrants. The fair value of the PAN common stock and warrants at the date of receipt was included in the net realized gain. All such PAN securities have been sold in the third quarter of 2014.

During the six months ended June 30, 2014, Other income (expense), net was primarily comprised of a net gain on investments of $164.0 million, primarily related to certain publicly-traded equity and privately-held investments and $195.3 million net realized gain on litigation settlement.

During the three months ended June 30, 2013, net gain on investments primarily consisted of a gain on sale of certain investments partially offset by a loss on privately-held investments. During the six months ended June 30, 2013, net gain on investments primarily consisted of a net gain of $1.3 million related to privately-held investment.

Income Tax Provision

The effective tax rate for the three and six months ended June 30, 2014, differs from the federal statutory rate of 35% and the effective tax rates for the same periods in 2013, reflecting our recognition of discrete tax expenses of approximately $19.5 million and $24.4 million, respectively, due to the gain on legal settlement and gain on sale of equity investments, partially offset by a release of our valuation allowance attributable to investment losses and the restructuring charges in the respective periods. The effective tax rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.
The effective tax rate for the three and six months ended June 30, 2013, differs from the federal statutory rate of 35% primarily due to the benefit from the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, the impact of our recognition of tax benefits related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.

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

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	June 30, 2014	December 31, 2013	$ Change	% Change
Working capital	$1,924.2	$2,262.5	$(338.3)	(15)%

Cash and cash equivalents	$2,159.8	$2,284.0	$(124.2)	(5)%
Short-term investments	460.5	561.9	(101.4)	(18)%
Long-term investments	1,340.1	1,251.9	88.2	7%
Total cash, cash equivalents, and investments	3,960.4	4,097.8	(137.4)	(3)%
Long-term debt	1,348.9	999.3	349.6	35%
Net cash, cash equivalents, and investments	$2,611.5	$3,098.5	$(487.0)	(16)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $338.3 million during the six months ended June 30, 2014, primarily due to a decrease in current assets, primarily cash and cash equivalents, short-term investments, accounts receivable, partially offset by deferred tax asset and the warrants received from the patent litigation settlement with PAN.

Summary of Cash Flows

As of June 30, 2014, our cash and cash equivalents decreased by $124.2 million primarily due to purchases and retirement of our common stock in connection with our stock repurchase program, and capital expenditures, partially offset by the cash received from the patent litigation settlement with PAN, and sale of certain equity investments.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net cash provided by operating activities	$551.0	$275.5	$275.5	100%
Net cash provided by (used in) investing activities	$55.9	$(300.8)	$356.7	119%
Net cash used in financing activities	$(731.1)	$(132.6)	$(598.5)	(451)%

Operating Activities

Net cash provided by operations for the six months ended June 30, 2014 was $551.0 million, compared to net cash provided by operations of $275.5 million for the same period in 2013. Net cash provided by operations increased during the six months ended June 30, 2014, compared to the same period in 2013, as a result of higher net income which included the proceeds from a patent litigation settlement, higher cash collections due to the timing of receipts from customers, and lower prepayments to our supply chain and others, partially offset by higher payments for incentive compensation and payments related to the restructuring plans.

Investing Activities

For the six months ended June 30, 2014, net cash provided by investing activities was $55.9 million, compared to net cash used in investing activities of $300.8 million for the six months ended June 30, 2013. The increase in net cash provided by investing activities was primarily due to higher proceeds from the sale of investments and fewer purchases of investments.

Financing Activities

Net cash used in financing activities was $731.1 million for the six months ended June 30, 2014, compared to $132.6 million for the same period in 2013. The increase in net cash used in financing activities was primarily due to purchases and retirement of our common stock as described further below, partially offset by the issuance of the 2024 Notes.

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

As part of our 2014 Stock Repurchase Program, we entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of our common stock. During the first quarter of 2014, we made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares of our common stock for an aggregate price of $900.0 million based on the market value of our common stock on the date of the transaction. The remaining $300.0 million was recorded as a forward contract within stockholders' equity in the Condensed Consolidated Balance Sheets.

On July 23, 2014, the ASR was completed and we received an additional 16.0 million shares from the financial institutions for a total of 49.3 million shares of our common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount of $24.35 per share. The 16.0 million shares received will be retired in the third quarter of 2014.

Subsequent to the completion of the ASR and through the filing of this Report, we have repurchased 12.8 million shares of our common stock, for $300.0 million at an average purchase price of $23.38 per share, under the 2014 Stock Repurchase Program. The 12.8 million shares repurchased will be retired in the third quarter of 2014.

During the three and six months ended June 30, 2013, we repurchased and retired approximately 6.4 million and 12.6 million shares of our common stock, respectively, at an average price of $16.45 and $18.68, per share, respectively, for an aggregate purchase price of $105.5 million and $235.4 million, respectively, under our 2013 Stock Repurchase Program.

See Note 11, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further explanation of our 2014 Stock Repurchase Program and Note 17, Subsequent Events, for discussion on our stock repurchase activity subsequent to June 30, 2014.

Dividends

On July 22, 2014, we announced that we would pay a quarterly cash dividend of $0.10 per share of common stock on September 23, 2014 to stockholders of record as of September 2, 2014. Our Board of Directors anticipates declaring a dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as business needs or market conditions change.

Restructuring

As of June 30, 2014, our restructuring liability was $60.1 million of which $9.2 million related to severance and other charges, which are expected to be paid through the second half of 2014. The remaining $50.9 million related to facility closures are expected to be paid through November 2022. Further, we expect future cash expenditures of approximately $5.0 million to $10.0 million in connection with our 2014 Restructuring Plan, funded by our cash from operations.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	June 30, 2014	December 31, 2013
Deferred product revenue:
Undelivered product commitments and other product deferrals	$182.5	$184.9
Distributor inventory and other sell-through items	127.0	118.7
Deferred gross product revenue	309.5	303.6
Deferred cost of product revenue	(58.4)	(58.6)
Deferred product revenue, net	251.1	245.0
Deferred service revenue	922.2	824.3
Total	$1,173.3	$1,069.3

As of June 30, 2014, total deferred revenue increased by $104.0 million compared to December 31, 2013, due to an increase of deferred service revenue of $97.9 million driven by the execution of several multi-year support agreements and annual agreement renewals, and a slight increase in deferred product revenue of $6.1 million compared to December 31, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 16, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of June 30, 2014, our principle commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations, during the six months ended June 30, 2014 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than the issuance of the 2024 Notes and related interest as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-term debt	$350.0	$—	$—	$—	$350.0	$—
Interest payment on long-term debt	$158.0	$16.9	$31.5	$31.5	$78.1	$—

For further explanation of our debt, see Note 10, Long-Term Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Revolving Credit Facility

On June 27, 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility, no more than once a year, by minimum increments of $200.0 million, up to a maximum credit facility of $700.0 million. Proceeds from borrowing made under the Credit Agreement may be used by us for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. As of June 30, 2014, no amounts were outstanding. See Note 10, Long-term Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of June 30, 2014, we have not made any payments under these arrangements. As of June 30, 2014 and December 31, 2013, we had $28.5 million and $40.1 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $22.1 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2014.

Liquidity and Capital Resource Requirements

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, to the extent we repurchase additional shares of our common stock under our stock repurchase program, our liquidity may be impacted. As of June 30, 2014, 63% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

In August 2013, we filed an automatic shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Our 2024 Notes were issued under the automatic shelf registration statement which was issued pursuant to a prospectus filed with the SEC on February 28, 2014. Any other offerings of securities under the automatic shelf registration statement will be made pursuant to a prospectus. In addition, our new Revolving Credit Facility will also provide additional flexibility for future liquidity needs.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, short-term, and long-term investments, together with cash generated from operations and access to capital markets and our new Revolving Credit Facility will be sufficient to fund our operations, IOP, planned stock repurchases and dividends, and anticipated growth for at least the next twelve months. We believe our working capital is sufficient to meet our liquidity requirements for capital expenditures, commitments, and other liquidity requirements associated with our existing operations during the same period. However, our future liquidity and capital requirements may vary materially from those now planned depending on many factors, including, but not limited to:

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

Changes in Internal Controls Over Financial Reporting

During the second quarter of 2014, we implemented the purchasing and disbursements portion of our multi-phase conversion to a new enterprise resource planning ("ERP") system. In order to strengthen our control environment, internal controls were modified and new system-based controls were implemented. Additional interim internal controls were put into operation due to reliance on two ERP systems until completion of the conversion project. We will continue to enhance the design and level of automation of our controls concurrent with system conversion over the next several quarters.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the end of the period covered by this Report, we implemented the manufacturing, fulfillment, and inventory portion of our ERP conversion project which included further modifications to our internal controls over financial reporting. Due to extensive interfaces to our legacy systems which will remain in place until completion of the conversion project, additional interim internal controls were put into operation.

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

A substantial majority of our net revenues depend on sales to a limited number of customers and distribution partners, particularly in our service provider market. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Any of these factors could adversely affect our business, financial condition, and results of operations.

In addition, in recent years, there has been movement towards consolidation in the telecommunications industry (for example, the acquisition of Global Crossing by Level 3 Communications, Softbank's purchase of a controlling interest in Sprint Nextel and Sprint Nextel’s proposed acquisition of TMobile, AT&T’s proposed acquisition of DirectTV, and Comcast’s proposed acquisition of Time Warner Cable) and that consolidation trend has continued. If our customers or partners are parties to consolidation transactions they may delay, suspend or indefinitely reduce or cancel their purchases of our products or other direct or indirect unforeseen consequences could harm our business, financial condition, and results of operations.

Fluctuating economic conditions make it difficult to predict revenues for a particular period and a shortfall in revenues or increase in costs of production may harm our operating results.

Our revenues and gross margin depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness, customer financial difficulties, and constrained spending on network expansion and enterprise infrastructure have in the past resulted in, and may in the future result in, decreased revenues and earnings. Such factors could make it difficult to accurately forecast sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, economic uncertainty, as well as continued turmoil in the geopolitical environment in many parts of the world, including Ukraine, have, and may continue to, put pressure on global economic conditions, which has led, and could continue to lead, to reduced demand for our products, to delays or reductions in network expansions or infrastructure projects, and/or higher costs of production. Economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, instability in the global credit markets may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our products or services. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses is, and will continue to be, fixed in the short and medium term. Therefore, fluctuations in revenue could cause significant variations in our operating results and operating margins from quarter to quarter.

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

Our success depends upon our ability to effectively plan and manage our resources and restructure our business through rapidly fluctuating economic and market conditions, and such actions may have an adverse effect on our financial and operating results.

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions.

In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in the first half of 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies in connection with our integrated operating plan, or IOP, we implemented a new strategic focus on High-IQ Networks and best-in-class cloud environments, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, enhanced efficiency, improved cost management measures and instituted new capital allocation plan. In connection with cost management, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing and general and administrative. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Competition is intense in the markets that we address. The network equipment market has historically been dominated by Cisco, with competition coming from other companies such as Alcatel-Lucent, Brocade, Extreme Networks, Hewlett Packard Company, and Huawei. In the security market, we face intense competition from these same companies as well as companies such as Check Point, F5 Networks, Fortinet, and Palo Alto Networks. Further, a number of other small public and private companies have products or have announced plans for new products to address the same challenges and markets that our products address.

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

We expect our gross margins and operating margins to vary over time, and the level of product gross margins achieved by us in recent years may not be sustainable.

We expect our product gross margins to vary from quarter-to-quarter, and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, increased price competition in one or more of the markets in which we compete, increases in material, labor, or inventory carrying costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if we do not accurately forecast product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures. For example, in the third quarter of 2012, our margins declined as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter-to-quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.

Further, in early 2014, we announced our IOP to reduce our operating expenses and to focus on cost controls. We expect that our margins will, accordingly, vary with our ability to achieve the goals of the IOP. We can provide no assurance that we will meet our announced expectations, in whole or in part, or that our plans will have the intended effect of improving our margins.

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

Upgrades to key internal systems and processes, particularly our ERP system, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We have underway a multi-phase project to upgrade certain key internal systems and processes, including our company-wide human resources management system, our customer relationship management (“CRM”) system and enterprise resource planning ("ERP") system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue in particular in the third quarter of 2014 and into 2015. In the third quarter of 2014, we implemented the manufacturing, fulfillment, and inventory portion of this ERP project. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, collect cash from our customers, maintain our DSO measure, fulfill contractual obligations, record and transfer information in a timely and accurate manner, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. We may purchase and position inventory to mitigate the risk of shortages of certain component supplies for critical customer requirements during key systems transitions. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

Some of our business processes depend upon our information technology ("IT") systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed later in this "Risk Factors" section, beginning in 2012, in particular in the second, and we expect, third quarters of 2014 and continuing into 2015, we have been implementing major changes to our enterprise resource planning ("ERP") system. Any failure of the new system or interruptions during the transition may impair communications with our manufacturers, and, therefore, adversely affect our ability to build and ship our products.

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

Telecommunications and content service provider companies, which comprise a significant portion of our customer base, and other large companies, generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. Recently, our customers, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

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

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks.

If an actual or perceived breach of network security occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could impede our sales, manufacturing, distribution or other critical functions. In addition, the economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to pinpoint.

Regulation of industry in general and the telecommunications industry in particular could harm our operating results and future prospects.

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

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of, among other things, encryption technology. Certain of our products contain or use encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, or the escrow and governmental recovery of private encryption keys. For example, Russia and China recently have implemented new requirements relating to products containing encryption and India has imposed special warranty and other obligations associated with technology deemed critical. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, or export sanctions, including recent restrictions on exports to Russia, could harm our international and domestic sales and adversely affect our revenues. In addition, failure to comply with such regulations could result in harm to our reputation, penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

If we do not successfully anticipate technological shifts, market needs and opportunities, and develop products and product enhancements that meet those technological shifts, needs and opportunities, or if those products are not made available in a timely manner or do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products or product enhancements to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional network infrastructures towards software-defined networking, or SDN, has been receiving considerable attention. In our view, it will take several years to see the full impact of SDN, and we believe the successful products and solutions in this market will combine hardware and software elements. If we fail to anticipate market requirements or fail to develop and introduce new products or product enhancements to meet those requirements in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance.

In addition, in the past two years, we have announced new products, including the QF5100, T4000 Core Router, EX9200 Ethernet Switch, MX Series Routers, PTX 3000 Packet Transport Router, and Juniper Networks Contrail. If these or other new products do not gain market acceptance at a sufficient rate of growth, our ability to meet future financial targets and aspirations may be adversely affected. In addition, if we fail to deliver new or announced products to the market in a timely manner, it could adversely affect the market acceptance of those products and harm our competitive position and our business and financial results.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. Third parties have asserted and may in the future assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to our products. The asserted claims and/or initiated litigation may include claims against us or our manufacturers, suppliers, partners, or customers, alleging that our products or services infringe proprietary rights. Regardless of the merit of these claims, they have been and can be time-consuming, result in costly litigation, and may require us to develop non-infringing technologies, enter into license agreements, or cease engaging in certain activities or offering certain products or services. Furthermore, because of the potential for high awards of damages or injunctive relief that are not necessarily predictable, even arguably unmeritorious claims may be settled for significant amounts of money. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to settle litigation for significant amounts of money, or if we fail to develop non-infringing technology or license required proprietary rights on commercially reasonable terms and conditions, our business, financial condition, and results of operations could be materially and adversely affected.

Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. As of June 30, 2014, our goodwill was $4,071.5 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

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

Our future effective tax rates could be subject to volatility or adversely affected by the following: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, the R&D tax credit laws applicable to us; transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our intercompany R&D cost sharing arrangement; costs related to intercompany restructuring; tax effects of share-based compensation; or changes in tax laws, regulations, accounting principles, or interpretations thereof. The Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the U.S., is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays, which would harm our business.

We provide demand forecasts to our contract manufacturers, who order components and plan capacity based on these forecasts. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. For example, in the third quarter of 2012, our gross margins were reduced as a result of an inventory charge resulting from inventory we held in excess of forecasted demand. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, and because our contract manufacturers are third-party manufacturers for numerous other companies, if we underestimate our requirements, as we did in the third quarter of 2010 with respect to certain components, our contract manufacturers may have inadequate time, materials, and/or components required to produce our products, which could increase costs or delay or interrupt manufacturing of our products resulting in delays in shipments and deferral or loss of revenues.

We are dependent on contract manufacturers with whom we do not have long-term supply contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenues and damage our customer relationships.

We depend on independent contract manufacturers (each of which is a third-party manufacturer for numerous companies) to manufacture our products. Although we have contracts with our contract manufacturers, these contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time-consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, which includes failing to provide accurate forecasts of our requirements, or if one or more of them experiences delays, disruptions, or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is therefore subject to risks associated with doing business outside of the United States. Each of these factors could adversely affect our business, financial condition and results of operations.

We may face difficulties enforcing our proprietary rights.

We generally rely on a combination of patents, copyrights, trademarks, and trade secret laws and contractual restrictions on disclosure of confidential and proprietary information, to establish and maintain proprietary rights in our technology and products. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of our patent applications will result in issued patents or that any of our patents or other proprietary rights will not be challenged, invalidated, infringed or circumvented or that our rights will, in fact, provide competitive advantages to us or protect our technology, any of which could result in costly product redesign efforts, discontinuance of certain product offerings and other competitive harm. Furthermore, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled our success.

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

As a result of our international operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

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

The proposed divestiture of our Junos® Pulse product portfolio could disrupt our business and may not yield the intended benefits.

We recently announced an agreement to sell our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for approximately $250.0 million. The sale is expected to close within the third quarter of 2014, following the satisfaction of regulatory requirements and other customary closing conditions. The transaction may not receive the necessary regulatory approvals and satisfy other closing conditions and we may not be able to successfully close and divest without management disruption and other negative impacts on the ongoing operations of this product portfolio or other parts of our business. In addition, if we fail to execute the Junos Pulse divestiture, this could impact our ability to achieve our stated IOP goal of exiting the first quarter of 2015 with annualized operating expense savings of at least $160.0 million, compared to our fourth quarter of 2013. Further, since approximately $125.0 million of the transaction consideration is in the form of an18-month non-contingent seller promissory note, there is also the risk that we may not receive the amount owed to us by the buyer under the note and that instead the Junos® Pulse assets will return to us.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to effectively implement improved systems and processes, our ability to manage our business, financial condition, and results of operations may be negatively affected.

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

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes and the Revolving Credit Facility

In February 2014, we issued $350.0 million aggregate principal amount of 4.50% senior unsecured notes due 2024 (the “2024 Notes”) and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes (the “Senior Notes” and together with the 2024 Notes, the “Notes”), and (see discussion in Note 10, Long-Term Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of June 30, 2014, we had $1,348.9 million in outstanding long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured Revolving Credit Facility, with an option to increase the credit facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of June 30, 2014, no amounts were outstanding under the Credit Agreement.

We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Notes and the Revolving Credit Facility (if drawn upon) or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Based upon current levels of operations, we believe cash flow from operations and available cash will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures and scheduled payments of principal and interest on our indebtedness, including the Notes and the Revolving Credit Facility (if drawn upon). However, if we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Notes) or obtain additional financing. There is no assurance that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, or at all.

The indentures that govern the Notes contain various covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur liens;

•	incur sale and leaseback transactions; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

The Credit Agreement contains two financial covenants along with customary affirmative and negative covenants that include the following:

•	maintenance of a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x

•
covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type.

As a result of these covenants, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness. Our future operating results may not be sufficient to enable compliance with these covenants to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the Senior Notes, any notes issued in connection with the recently-announced capital return program discussed above and the Revolving Credit Facility (if drawn upon).

Our failure to pay quarterly dividends to our stockholders or the failure to meet our commitments to return capital to our stockholders could have a material adverse effect on our stock price.

In July 2014, we announced a cash dividend of $0.10 per share of common stock payable on September 23, 2014 to stockholders of record as of the close of business on September 2, 2014. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

In addition, as part of our IOP, the Board of Directors authorized $2.0 billion in share repurchases to be executed through the end of the first quarter of 2015, including the $1.2 billion ASR entered into during the first quarter of 2014. The capital return plan will be funded by a combination of onshore cash and previously issued debt to preserve our financial flexibility to invest in future growth opportunities and maintain our investment grade credit rating. Any failure to meet our commitments to return capital to our shareholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At June 30, 2014, we had $2,159.8 million in cash and cash equivalents and $1,800.6 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended June 30, 2014 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2014	0.1	$24.01	—	$800.0
May 1 - May 31, 2014(3)	—	$9.82	—	$800.0
June 1 - June 30, 2014(3)	—	$24.80	—	$800.0
Total	0.1	$21.90	—
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

(3)	The month ended May 31, 2014 and June 30, 2014 includes an immaterial number of shares repurchased associated with minimum tax withholdings.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1
Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 29, 2014)

10.2
Credit Agreement, dated as of June 27, 2014, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 27, 2014)

10.3	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended May 21, 2014*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

August 11, 2014	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President, Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

August 11, 2014	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.1
Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between Juniper Networks, Inc. and Palo Alto Networks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 29, 2014)

10.2
Credit Agreement, dated as of June 27, 2014, by and among Juniper Networks, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 27, 2014)

10.3	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended May 21, 2014*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.