Form 10-Q
period 2014-09-30
JUNIPER NETWORKS INC
filed 2014-11-10
CIK 1043604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 432,568,783 shares of the Company's Common Stock, par value $0.00001, outstanding as of November 7, 2014.

Juniper Networks, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
Product	$809.5	$900.8	$2,614.7	$2,546.4
Service	316.4	284.8	910.8	849.1
Total net revenues	1,125.9	1,185.6	3,525.5	3,395.5
Cost of revenues:
Product	290.0	325.5	975.9	925.0
Service	121.1	113.6	366.5	332.7
Total cost of revenues	411.1	439.1	1,342.4	1,257.7
Gross margin	714.8	746.5	2,183.1	2,137.8
Operating expenses:
Research and development	253.2	264.6	772.7	784.5
Sales and marketing	249.2	269.5	780.6	792.7
General and administrative	55.0	61.4	190.5	169.1
Restructuring and other (credit) charges	(15.0)	6.0	157.2	21.0
Total operating expenses	542.4	601.5	1,901.0	1,767.3
Operating income	172.4	145.0	282.1	370.5
Other (expense) income, net	(6.8)	(7.5)	326.0	(30.2)
Income before income taxes	165.6	137.5	608.1	340.3
Income tax provision	62.0	38.4	172.8	52.3
Net income	$103.6	$99.1	$435.3	$288.0

Net income per share:
Basic	$0.23	$0.20	$0.93	$0.57
Diluted	$0.23	$0.19	$0.91	$0.56
Shares used in computing net income per share:
Basic	448.4	501.5	468.1	503.0
Diluted	454.8	508.6	477.0	510.7
Cash dividends declared per common stock	$0.10	$—	$0.10	$—

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$103.6	$99.1	$435.3	$288.0
Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities, net of tax benefit (provision) of $2.0 and ($26.2) during the three and nine months ended September 30, 2014, respectively, and ($36.4) and ($40.4) for the corresponding periods of fiscal 2013, respectively	(4.4)	65.2	44.0	70.8
Reclassification adjustment for realized net (gains) on available-for-sale securities included in net income, net of tax provision of $0.1 and $60.5 during the three and nine months ended September 30, 2014, respectively, and $0.1 and $0.3 for the corresponding periods of fiscal 2013, respectively	(0.2)	(0.3)	(104.0)	(0.8)
Unrealized (losses) gains on available-for-sale securities during the period, net of taxes	(4.6)	64.9	(60.0)	70.0
Cash flow hedges:
Unrealized (losses) gains on cash flow hedges, net of tax (provision) benefit of zero and ($1.3) during the three and nine months ended September 30, 2014, respectively, and $1.1 and $2.4 for the corresponding periods of fiscal 2013, respectively	(2.8)	0.7	0.4	(1.8)
Reclassification adjustment for realized net (gains) losses on cash flow hedges included in net income, net of tax provision (benefit) of $0.5 and $0.8 during the three and nine months ended September 30, 2014, respectively, and ($0.8) and ($0.3) for the corresponding periods of fiscal 2013, respectively	(1.0)	0.6	(4.2)	(0.9)
Unrealized (losses) gains on cash flow hedges during the period, net of taxes	(3.8)	1.3	(3.8)	(2.7)
Change in foreign currency translation adjustments	(7.7)	4.1	(3.8)	(5.4)
Other comprehensive (loss) income, net of tax	(16.1)	70.3	(67.6)	61.9
Comprehensive income	$87.5	$169.4	$367.7	$349.9

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Balance Sheets
(In millions, except par values)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,615.9	$2,284.0
Short-term investments	299.5	561.9
Accounts receivable, net of allowances	617.0	578.3
Deferred tax assets, net	157.5	79.8
Prepaid expenses and other current assets	206.5	199.9
Assets held for sale	166.9	—
Total current assets	3,063.3	3,703.9
Property and equipment, net	888.8	882.3
Long-term investments	1,405.6	1,251.9
Restricted cash and investments	45.9	89.5
Purchased intangible assets, net	90.8	106.9
Goodwill	3,911.7	4,057.7
Other long-term assets	162.9	233.8
Total assets	$9,569.0	$10,326.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242.2	$200.4
Accrued compensation	193.3	273.9
Deferred revenue	728.4	705.8
Other accrued liabilities	244.6	261.3
Liabilities held for sale	40.5	—
Total current liabilities	1,449.0	1,441.4
Long-term debt	1,348.9	999.3
Long-term deferred revenue	345.6	363.5
Long-term income taxes payable	154.2	114.4
Other long-term liabilities	80.9	105.2
Total liabilities	3,378.6	3,023.8
Commitments and contingencies (Note 17)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 1,000.0 shares authorized; 438.1 shares and 495.2 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	9,157.1	9,868.9
Accumulated other comprehensive (loss) income	(3.0)	64.6
Accumulated deficit	(2,963.7)	(2,631.3)
Total stockholders' equity	6,190.4	7,302.2
Total liabilities and stockholders' equity	$9,569.0	$10,326.0

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$435.3	$288.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	185.4	180.7
Depreciation, amortization, and accretion	141.9	135.2
Restructuring and other (credit) charges	179.4	28.6
Deferred income taxes	(85.4)	40.4
Gain on investments, net	(165.1)	(7.8)
Gain on legal settlement, net	(121.1)	—
Excess tax benefits from share-based compensation	(8.8)	(1.5)
Loss on disposal of fixed assets	1.9	1.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(33.2)	(111.0)
Prepaid expenses and other assets	(29.4)	(67.0)
Accounts payable	47.4	(1.1)
Accrued compensation	(78.3)	(88.6)
Income taxes payable	86.1	(26.1)
Other accrued liabilities	(124.5)	(16.8)
Deferred revenue	40.9	97.7
Net cash provided by operating activities	472.5	451.9
Cash flows from investing activities:
Purchases of property and equipment	(140.9)	(183.0)
Purchases of available-for-sale investments	(1,970.5)	(1,351.6)
Proceeds from sales of available-for-sale investments	1,918.7	860.4
Proceeds from maturities of available-for-sale investments	339.0	287.6
Purchases of trading investments	(3.5)	(3.1)
Proceeds from sales of privately-held investments	2.5	8.4
Purchases of privately-held investments	(12.3)	(20.4)
Payments for business acquisitions, net of cash and cash equivalents acquired	(27.1)	(10.0)
Purchase of licensed software	—	(10.0)
Changes in restricted cash	45.0	—
Net cash provided by (used in) investing activities	150.9	(421.7)
Cash flows from financing activities:
Proceeds from issuance of common stock	157.6	123.7
Purchases and retirement of common stock	(1,761.0)	(332.1)
Issuance of long-term debt, net	346.5	—
Payment for capital lease obligation	(0.4)	(1.4)
Customer financing arrangements	0.8	41.8
Excess tax benefits from share-based compensation	8.8	1.5
Payment of cash dividends	(43.8)	—
Net cash used in financing activities	(1,291.5)	(166.5)
Net decrease in cash and cash equivalents	(668.1)	(136.3)
Cash and cash equivalents at beginning of period	2,284.0	2,407.8
Cash and cash equivalents at end of period	$1,615.9	$2,271.5

See accompanying Notes to Condensed Consolidated Financial Statements

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Juniper Networks, Inc. (the "Company" or "Juniper") have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2013, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the prior year Condensed Consolidated Financial Statements contained in this Report have been reclassified to conform to the current year presentation.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

In the first quarter of 2014, the Company announced an integrated operating plan ("IOP") to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. In connection with the IOP, the Company realigned its organization into a One-Juniper structure which includes consolidating the Company's R&D and go-to-market functions to reduce complexity, increase clarity of responsibilities, and improve efficiency. As a result of these changes, the Company's consolidated business is considered to be one reportable segment. Future organizational changes, if any, could impact how the chief operating decision maker ("CODM") allocates resources and assesses performance. In fiscal 2013, the Company operated under two reportable segments: Platform Systems Division ("PSD") and Software Solutions Division ("SSD"). This change did not impact previously reported consolidated results of operations. See Note 14, Segments, for further discussion of the Company's segment reorganization.

Note 2. Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15 (Subtopic 205-40) - Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15") which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12 (Topic 718) - Compensation - Stock Compensation ("ASU 2014-12") which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The adoption of this standard is not expected to have an impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers ("ASU 2014-09") which provides guidance for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so, the Company will need to use additional judgment and estimates than under the existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. Accordingly, the ASU will be effective for the Company beginning fiscal year 2017. The Company is currently evaluating the impact of the adoption on its Consolidated Financial Statements.

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

Note 3. Business Combination

On January 7, 2014, the Company acquired 100% of the equity securities of WANDL, Inc. ("WANDL"), for $28.7 million of cash and stock consideration. WANDL, a provider of software solutions for advanced planning, management, design and optimization of next-generation multi-layer networks, provides the Company with technology and experience in traffic engineering, multi-layer optimization and path computation to help service provider customers optimize the performance and cost of their networks.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Intangible Assets Acquired

The following table presents details of the Company's intangible assets acquired through the business combination completed during the nine months ended September 30, 2014 (in millions, except years):

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

Note 4. Assets Held for Sale

On July 22, 2014, the Company entered into a definitive agreement to sell its Junos® Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for approximately $250.0 million, subject to certain working capital adjustments. The sale was completed on October 1, 2014 and the Company received total consideration of $228.1 million, of which $103.1 million was in cash, net of a $21.9 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest bearing promissory note issued to the Company. The related assets and liabilities sold have been presented as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2014. The Company's sale of the Junos Pulse product portfolio is driven by product rationalization in connection with the Company's IOP.

The following table presents the carrying value of the major components of assets and liabilities of Junos Pulse held for sale as of September 30, 2014 (in millions):

As of
September 30, 2014
Assets:
Goodwill(1)	$159.8
Intangible assets	6.0
Other assets	1.1
Total assets held for sale	$166.9
Liabilities:
Deferred revenue	$38.3
Other liabilities	2.2
Total liabilities related to assets held for sale	$40.5
________________________________
(1) Allocated goodwill is subject to final valuation to be performed in the fourth quarter of 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 5. Cash Equivalents and Investments

Investments in Available-for-Sale and Trading Securities

The following tables summarize the Company's unrealized gains and losses and fair value of investments designated as available-for-sale and trading securities as of September 30, 2014 and December 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2014
Fixed income securities:
Asset-backed securities	$310.3	$—	$(0.3)	$310.0
Certificates of deposit	12.4	—	—	12.4
Commercial paper	12.9	—	—	12.9
Corporate debt securities	869.8	0.8	(0.8)	869.8
Foreign government debt securities	28.4	—	—	28.4
Government-sponsored enterprise obligations	200.3	0.1	(0.2)	200.2
U.S. government securities	269.9	0.1	—	270.0
Total fixed income securities	1,704.0	1.0	(1.3)	1,703.7
Money market funds	692.0	—	—	692.0
Mutual funds	3.8	0.1	—	3.9
Publicly-traded equity securities	2.4	—	(0.3)	2.1
Total available-for-sale securities	2,402.2	1.1	(1.6)	2,401.7
Trading securities in mutual funds(1)	16.7	—	—	16.7
Total	$2,418.9	$1.1	$(1.6)	$2,418.4

Reported as:
Cash equivalents	$668.2	$—	$—	$668.2
Restricted investments	45.1	—	—	45.1
Short-term investments	299.5	0.3	(0.3)	299.5
Long-term investments	1,406.1	0.8	(1.3)	1,405.6
Total	$2,418.9	$1.1	$(1.6)	$2,418.4
________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
Fixed income securities:
Asset-backed securities	$249.9	$0.1	$(0.1)	$249.9
Certificates of deposit	27.6	—	—	27.6
Commercial paper	6.9	—	—	6.9
Corporate debt securities	813.6	2.0	(0.3)	815.3
Foreign government debt securities	10.7	—	—	10.7
Government-sponsored enterprise obligations	306.2	0.1	(0.1)	306.2
U.S. government securities	303.3	0.1	(0.1)	303.3
Total fixed income securities	1,718.2	2.3	(0.6)	1,719.9
Money market funds	1,043.7	—	—	1,043.7
Mutual funds	3.9	0.1	—	4.0
Publicly-traded equity securities	12.0	104.5	(1.9)	114.6
Total available-for-sale securities	2,777.8	106.9	(2.5)	2,882.2
Trading securities in mutual funds(1)	15.4	—	—	15.4
Total	$2,793.2	$106.9	$(2.5)	$2,897.6

Reported as:
Cash equivalents	$996.2	$—	$—	$996.2
Restricted investments	87.5	0.1	—	87.6
Short-term investments	459.0	104.9	(2.0)	561.9
Long-term investments	1,250.5	1.9	(0.5)	1,251.9
Total	$2,793.2	$106.9	$(2.5)	$2,897.6

________________________________

(1)	Balance includes the Company's non-qualified deferred compensation plan assets.

The following table presents the contractual maturities of the Company's total fixed income securities as of September 30, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in less than one year	$297.9	$0.2	$—	$298.1
Due between one and five years	1,406.1	0.8	(1.3)	1,405.6
Total	$1,704.0	$1.0	$(1.3)	$1,703.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company had 325 and 178 investments in an unrealized loss position as of September 30, 2014 and December 31, 2013, respectively. The gross unrealized losses related to these investments were primarily due to changes in market interest rates and stock prices. The Company periodically reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company aggregates its investments by category and length of time the securities have been in a continuous unrealized loss position to facilitate its evaluation.

For available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. As of September 30, 2014, the Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2014 and September 30, 2013.

For available-for-sale equity securities that have unrealized losses, the Company evaluates whether there is an indication of other-than-temporary impairments. This determination is based on several factors, including the financial condition and near-term prospects of the issuer and the Company's intent and ability to hold the publicly-traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value. During the three and nine months ended September 30, 2014, the Company determined that certain available-for-sale equity securities were other-than-temporarily impaired, resulting in an impairment charge of $1.1 million and $2.7 million, respectively that were recorded within other (expense) income, net, in the Condensed Consolidated Statements of Operations. There were no such charges during the three and nine months ended September 30, 2013.

During the nine months ended September 30, 2014, gross realized gains from available-for-sale securities were $166.3 million and gross realized losses were not material, excluding the impairment charge noted above. During the three months ended September 30, 2014, and during the three and nine months ended September 30, 2013, there were no material gross realized gains or losses from available-for-sale securities and there were no material gross realized gains or losses from trading securities during the three and nine months ended September 30, 2014 and September 30, 2013.

The following tables present the Company's available-for-sale securities that were in an unrealized loss position as of September 30, 2014 and December 31, 2013 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2014
Fixed income securities:
Asset-backed securities	$237.2	$(0.3)	$—	$—	$237.2	$(0.3)
Corporate debt securities	472.8	(0.8)	—	—	472.8	(0.8)
Foreign government debt securities(1)	15.9	—	—	—	15.9	—
Government-sponsored enterprise obligations	104.2	(0.2)	—	—	104.2	(0.2)
U.S. government securities(1)	21.7	—	—	—	21.7	—
Total fixed income securities	851.8	(1.3)	—	—	851.8	(1.3)
Publicly-traded equity securities	2.1	(0.3)	—	—	2.1	(0.3)
Total available-for-sale securities	$853.9	$(1.6)	$—	$—	$853.9	$(1.6)
________________________________
(1) Balances less than 12 months include investments that were in an immaterial unrealized loss position as of September 30, 2014.

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

Privately-Held Investments

As of September 30, 2014 and December 31, 2013, the carrying values of the Company's privately-held investments of $79.3 million and $57.2 million, respectively, were included in other long-term assets in the Condensed Consolidated Balance Sheets. As of September 30, 2014, the carrying value of the privately-held debt securities was $42.3 million. For the nine months ended September 30, 2014, the Company recorded $10.0 million in other comprehensive income for unrealized gains associated with its privately-held debt securities. During the three months ended September 30, 2014, and during the three and nine months ended September 30, 2013, there were no unrealized gains associated with its privately-held debt securities.

The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value of its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis.

During the three and nine months ended September 30, 2014, the Company determined that certain privately-held investments were other than temporarily impaired, resulting in impairment charges of $1.1 million that were recorded within other (expense) income, net in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, the Company recorded impairment charges for certain privately-held investments of $2.1 million and $2.5 million, respectively, within other (expense) income, net in the Condensed Consolidated Statements of Operations.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis and as reported in the Condensed Consolidated Balance Sheets (in millions):

	Fair Value Measurements at September 30, 2014 Using:
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets measured at fair value:
Available-for-sale securities:
Asset-backed securities	$—	$310.0	$—	$310.0
Certificates of deposit	—	12.4	—	12.4
Commercial paper	—	12.9	—	12.9
Corporate debt securities	—	869.8	—	869.8
Foreign government debt securities	—	28.4	—	28.4
Government-sponsored enterprise obligations	—	200.2	—	200.2
Money market funds(1)	692.0	—	—	692.0
Mutual funds(2)	3.9	—	—	3.9
Publicly-traded equity securities	2.1	—	—	2.1
U.S. government securities	243.0	27.0	—	270.0
Total available-for-sale securities	941.0	1,460.7	—	2,401.7
Trading securities in mutual funds(3)	16.7	—	—	16.7
Privately-held debt securities	—	—	42.3	42.3
Derivative assets:
Foreign exchange contracts	—	1.2	—	1.2
Total assets measured at fair value	$957.7	$1,461.9	$42.3	$2,461.9
Liabilities measured at fair value:
Derivative liabilities:
Foreign exchange contracts	$—	$(1.8)	$—	$(1.8)
Total liabilities measured at fair value	$—	$(1.8)	$—	$(1.8)

Total assets measured at fair value, reported as:
Cash equivalents	$650.8	$17.4	$—	$668.2
Restricted investments	45.1	—	—	45.1
Short-term investments	98.4	201.1	—	299.5
Long-term investments	163.4	1,242.2	—	1,405.6
Prepaid expenses and other current assets	—	1.2	—	1.2
Other long-term assets	—	—	42.3	42.3
Total assets measured at fair value	$957.7	$1,461.9	$42.3	$2,461.9

Total liabilities measured at fair value, reported as:
Other accrued liabilities	$—	$(1.8)	$—	$(1.8)
Total liabilities measured at fair value	$—	$(1.8)	$—	$(1.8)
________________________________

(1)	Balance includes $41.3 million of restricted investments measured at fair market value related to the Company's D&O Trust and acquisitions related escrows.

(2)	Balance relates to restricted investments measured at fair market value related to the Company's India Gratuity Trust.

(3)	Balance relates to investments measured at fair value related to the Company's non-qualified deferred compensation plan assets.

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's Level 2 available-for-sale fixed income securities are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company's derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer. During the three and nine months ended September 30, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

All of the Company's privately-held debt securities are classified as Level 3 assets due to the absence of quoted market prices and an inherent lack of liquidity. The Company estimates the fair value of its privately-held debt investments on a recurring basis using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. During the three and nine months ended September 30, 2014, there were purchases of $0.2 million and $4.6 million respectively, related to our privately-held debt securities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held equity investments, are measured at fair value on a nonrecurring basis, if impairment is indicated.

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

As of September 30, 2014, the Company had no significant assets measured at fair value on a nonrecurring basis. As of December 31, 2013, the Company had $2.0 million of privately-held equity investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The impairment charges, representing the difference between the net book value and the fair value, are recorded to other (expense) income, net in the Condensed Consolidated Statements of Operations.

As of September 30, 2014 and December 31, 2013, the Company had no liabilities measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, financing receivables, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. As of September 30, 2014 and December 31, 2013, the estimated fair value of the Company's long-term debt in the Condensed Consolidated Balance Sheets was approximately $1,432.7 million and $1,023.5 million, respectively, based on observable market inputs (Level 2).

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7. Derivative Instruments

The Company uses derivatives to partially offset its market exposure to fluctuations in certain foreign currencies and does not enter into derivatives for speculative or trading purposes.

The notional amount of the Company's foreign currency derivatives are summarized as follows (in millions):

	As of
	September 30, 2014	December 31, 2013
Cash flow hedges	$144.4	$137.6
Non-designated derivatives	94.7	144.4
Total	$239.1	$282.0

Cash Flow Hedges

The Company uses foreign currency forward or option contracts to hedge certain forecasted foreign currency transactions relating to cost of services and operating expenses. The derivatives are intended to hedge the U.S. Dollar equivalent of the Company's planned cost of services and operating expenses denominated in certain foreign currencies. These derivatives are designated as cash flow hedges. Execution of these cash flow hedge derivatives typically occurs every month with maturities of one year or less. The effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, and upon occurrence of the forecasted transaction, is subsequently reclassified into the cost of services or operating expense line item to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other (expense) income, net, in its Condensed Consolidated Statements of Operations. Cash flows from such hedges are classified as operating activities. All amounts within other comprehensive income are expected to be reclassified into earnings within the next twelve months.

See Note 6, Fair Value Measurements, for the fair values of the Company's derivative instruments in the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2014, the Company recognized a loss of $2.8 million and a gain of $1.7 million, respectively, in accumulated other comprehensive (loss) income for the effective portion of its derivative instruments and reclassified a gain of $1.5 million and $5.0 million, respectively, from other comprehensive income to operating expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, the Company recognized a loss of $0.4 million and $4.2 million, respectively, in accumulated other comprehensive loss for the effective portion of its derivative instruments and reclassified a loss of $1.4 million and a gain of $0.6 million, respectively, from other comprehensive (loss) income to operating expense in the Condensed Consolidated Statements of Operations.

The ineffective portion of the Company's derivative instruments recognized in its Condensed Consolidated Statements of Operations was not material during the three and nine months ended September 30, 2014 and September 30, 2013.

Non-Designated Derivatives

The Company also uses foreign currency forward contracts to mitigate variability in gains and losses generated from the remeasurement of certain monetary assets and liabilities denominated in foreign currencies. These derivatives were not designated for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in other (expense) income, net, in the Condensed Consolidated Statements of Operations. Changes in the fair value of these derivatives are largely offset by remeasurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities within two months.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three and nine months ended September 30, 2014, the Company recognized net losses of $0.3 million and $3.3 million, respectively, on non-designated derivative instruments within other expense, net, in its Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, the Company recognized net gain of $0.9 million and $1.0 million, respectively, on non-designated derivative instruments within other (expense) income, net, in its Condensed Consolidated Statements of Operations.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of September 30, 2014 and December 31, 2013, the potential effect of rights of setoff associated with derivative instruments was not material. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Note 8. Goodwill and Purchased Intangible Assets

Goodwill
The following table presents goodwill activity during the nine months ended September 30, 2014 (in millions):

Balance as of December 31, 2013	$4,057.7
Additions due to business combination	13.6
Goodwill reclassified to assets held for sale	(159.8)
Tax reserve adjustment	0.2
Balance as of September 30, 2014	$3,911.7

The additions to goodwill were based on the purchase price allocation of the acquisition completed during the first quarter of 2014. There were no impairments to goodwill during the three and nine months ended September 30, 2014 and September 30, 2013.

Purchased Intangible Assets

The Company’s purchased intangible assets were as follows (in millions):

	Gross	Accumulated Amortization	Impairments and Other Charges (1)	Net
As of September 30, 2014
Intangible assets with finite lives:
Technologies and patents	$592.0	$(477.8)	$(35.7)	$78.5
Customer contracts, support agreements, and related relationships	80.3	(65.8)	(3.0)	11.5
Other	19.9	(19.1)	—	0.8
Total purchased intangible assets	$692.2	$(562.7)	$(38.7)	$90.8

As of December 31, 2013
Intangible assets with finite lives:
Technologies and patents	$581.4	$(453.4)	$(30.5)	$97.5
Customer contracts, support agreements, and related relationships	74.3	(62.7)	(2.2)	9.4
Total purchased intangible assets	$655.7	$(516.1)	$(32.7)	$106.9
________________________________
(1) Balance includes $6.0 million of unamortized intangible assets related to Junos Pulse that have been reclassified to assets held for sale.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Intangible assets to be disposed of as a result of the Junos Pulse product portfolio disposition were included in assets held for sale within the Condensed Consolidated Balance Sheets as of September 30, 2014 and accordingly, amortization of the assets was stopped as of the date they were deemed to be held for sale.

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$7.1	$6.5	$23.7	$19.3
Operating expenses:
Sales and marketing	1.1	0.8	3.2	2.6
General and administrative	0.3	0.3	0.9	0.9
Total operating expenses	1.4	1.1	4.1	3.5
Total	$8.5	$7.6	$27.8	$22.8

There were no impairment charges related to purchased intangible assets during the three and nine months ended September 30, 2014 and September 30, 2013.

As of September 30, 2014, the estimated future amortization expense of purchased intangible assets with finite lives is as follows (in millions):

Years Ending December 31,	Amount
Remainder of 2014	$8.5
2015	32.1
2016	20.8
2017	13.0
2018	6.1
Thereafter	10.3
Total	$90.8

Note 9. Other Financial Information

Inventories

The Company purchases and holds inventory to help ensure adequate component supplies over the life of the underlying products. The majority of the Company's inventory is production components. Inventories are reported both within prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets. Total inventories consisted of the following (in millions):

	As of
	September 30, 2014	December 31, 2013
Production materials	$35.6	$51.3
Finished goods	15.0	1.4
Inventories	$50.6	$52.7

The Company recorded charges in cost of revenues of $15.5 million for the nine months ended September 30, 2014, related to the acceleration of the end-of-life of certain products in connection with the 2014 Restructuring Plan discussed in Note 10, Restructuring and Other Charges, and no similar charges for the three months ended September 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	As of
	September 30, 2014	December 31, 2013
Privately-held investments	$79.3	$57.2
Licensed software	9.4	90.4
Federal income tax receivable	20.0	20.0
Financed customer receivable	18.2	19.9
Inventory	6.8	15.2
Prepaid costs, deposits, and other	29.2	31.1
Other long-term assets	$162.9	$233.8

In connection with the 2014 Restructuring Plan discussed in Note 10, Restructuring and Other Charges, the Company reviewed its product portfolio and determined to cease development of the application delivery controller software technology licensed in July 2012. As a result, the Company recognized a charge of $84.7 million recorded within operating expenses in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2014. There were no revenues associated with this technology.

Warranties

The Company accrues for warranty costs based on associated material, labor for customer support, and overhead at the time revenue is recognized. This accrual is reported within other accrued liabilities in the Condensed Consolidated Balance Sheets. Changes in the Company’s warranty reserve during the nine months ended September 30, 2014 were as follows (in millions):

Balance as of December 31, 2013	$28.0
Provisions made during the period	21.9
Actual costs incurred during the period	(21.3)
Warranty reclassified to liabilities held for sale	(0.5)
Balance as of September 30, 2014	$28.1

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Deferred Revenue

Details of the Company's deferred revenue, as reported in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	As of
	September 30, 2014	December 31, 2013
Deferred product revenue:
Undelivered product commitments and other product deferrals	$166.5	$184.9
Distributor inventory and other sell-through items	113.0	118.7
Deferred gross product revenue	279.5	303.6
Deferred cost of product revenue	(57.0)	(58.6)
Deferred product revenue, net	222.5	245.0
Deferred service revenue	851.5	824.3
Total	$1,074.0	$1,069.3
Reported as:
Current	$728.4	$705.8
Long-term	345.6	363.5
Total	$1,074.0	$1,069.3

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

Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$2.7	$2.3	$6.9	$6.1
Interest expense	(16.9)	(14.2)	(50.2)	(43.4)
Net gain on legal settlement	0.8	—	196.1	—
(Loss) gain on investments	(1.9)	4.0	165.1	7.8
Other	8.5	0.4	8.1	(0.7)
Other (expense) income, net	$(6.8)	$(7.5)	$326.0	$(30.2)

Interest income primarily includes interest earned on the Company’s cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense, from long-term debt and customer financing arrangements. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

During the nine months ended September 30, 2014, the Company entered into a settlement agreement with Palo Alto Networks ("PAN") resolving patent litigation between the two companies, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees. Under the terms of the settlement, PAN made a one-time payment to the Company of $75.0 million in cash and issued PAN common stock and warrants to the Company. The fair value of the PAN common stock and warrants at the date of receipt was included in the net realized gain. All such PAN securities were sold in the third quarter of 2014, and the Company recorded an additional $0.8 million gain during the three months ended September 30, 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other (expense) income, net, during the nine months ended September 30, 2014, was also comprised of a gain of $163.0 million, related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon IPO and subsequently sold.

During the three and nine months ended September 30, 2013, net gain on investments was primarily comprised of a gain of $3.6 million and $4.9 million, respectively, related to the Company's privately-held investments.

Note 10. Restructuring and Other Charges

The following table presents restructuring and other charges included in cost of revenues and restructuring and other (credit) charges in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Severance	$7.1	$3.8	$45.6	$9.0
Facilities	(25.0)	(0.8)	12.8	9.5
Contract terminations	—	1.8	2.3	2.8
Total restructuring charges	(17.9)	4.8	60.7	21.3
Asset impairment and write-downs	2.9	7.3	118.7	7.3
Total restructuring and other (credit) charges	$(15.0)	$12.1	$179.4	$28.6

Reported as:
Cost of revenues	$—	$6.1	$22.2	$7.6
Restructuring and other (credit) charges	(15.0)	6.0	157.2	21.0
Total	$(15.0)	$12.1	$179.4	$28.6

Restructuring and other (credit) charges noted above are based on the Company's 2014 Restructuring Plan and Other Restructuring Plans that were committed to by management. Any changes in the estimates of executing the approved plans are reflected in the Company's results of operations.

2014 Restructuring Plan

In connection with IOP announced in the first quarter of 2014, the Company initiated a restructuring plan (the “2014 Restructuring Plan”) designed to refocus the Company's strategy, optimize its structure, and improve operational efficiencies. The 2014 Restructuring Plan consists of workforce reductions, facility consolidations and closures, asset write-downs, contract terminations and other charges.

During the three months ended September 30, 2014, the Company recorded $7.1 million of severance costs, a benefit of $25.0 million of facility consolidation and closures, and $2.9 million of asset write-downs, that were recorded to restructuring and other (credit) charges in the Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2014, the Company with the consent of its landlord and the administrative agent to its lienholder, assigned certain of its real property leases, totaling approximately 0.4 million square feet, some of which the Company has already ceased the use of in the second quarter, to a third party. Concurrently with the assignments, the Company executed a sublease with the assignee for one of the properties of approximately 0.1 million square feet, for a period of two years, with a one-time right to extend the term for up to six months. Under these arrangements, the Company paid $12.3 million to the landlord and was released from all future lease obligations following the date of the assignments. The Company also incurred $5.3 million of transaction fees, which were recorded to restructuring and other (credit) charges in the Condensed Consolidated Statements of Operations. As a result of the lease assignments, the Company recorded a benefit of approximately $25.0 million, which included a reversal of previously recorded restructuring liability and additional charges relating to facility consolidation activities, in the third quarter of 2014.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the nine months ended September 30, 2014, the Company recorded $45.0 million of severance costs, $12.6 million of facility consolidation and closures costs, $84.7 million of impairment charges related to licensed software, $11.8 million of asset write-downs, and $2.3 million of charges related to contract terminations, which were recorded to restructuring and other (credit) charges in the Condensed Consolidated Statements of Operations. The Company also recorded inventory write-downs of $15.5 million and a charge related to products with contract manufacturers of $6.7 million for acceleration of the end-of-service life of certain products to cost of revenues in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2014.

In connection with the 2014 Restructuring Plan, the Company expects to record aggregate future charges of approximately $7.0 million to $9.0 million allocated to the following restructuring activities: $4.0 million to $5.0 million for severance, $2.0 million to $3.0 million for facility consolidations or closures, and up to $1.0 million for contract terminations and other charges.

Other Restructuring Plans

Restructuring plans initiated by the Company in fiscal 2013, 2012, and 2011 have been substantially completed as of September 30, 2014. The Company does not expect to record significant future charges under these restructuring plans.

Restructuring Liability

Restructuring liabilities are reported within other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table provides a summary of changes in the restructuring liability related to the Company's plans during the nine months ended September 30, 2014 (in millions):

	December 31, 2013	Charges	Cash Payments	Non-cash Settlements and Other	September 30, 2014
Severance	$5.6	$45.6	$(40.9)	$(1.0)	$9.3
Facilities	5.1	12.8	(17.5)	8.9	9.3
Contract terminations and other	7.1	2.3	(8.3)	(0.9)	0.2
Total	$17.8	$60.7	$(66.7)	$7.0	$18.8

As of September 30, 2014, the Company's restructuring liability was $18.8 million, of which $9.5 million is related to severance and other charges expected to be settled by January 2015. The remaining $9.3 million related to facility closures is expected to be paid through March 2018.

Note 11. Long-Term Debt and Financing

Long-Term Debt

The following table summarizes the Company's long-term debt (in millions, except percentages):

	As of September 30, 2014
	Amount	Effective Interest Rates
Senior notes:
3.10% fixed-rate notes, due 2016 ("2016 Notes")	$300.0	3.25%
4.60% fixed-rate notes, due 2021 ("2021 Notes")	300.0	4.69%
4.50% fixed-rate notes, due 2024 ("2024 Notes")	350.0	4.63%
5.95% fixed-rate notes, due 2041 ("2041 Notes")	400.0	6.03%
Total senior notes	1,350.0
Unaccreted discount	(1.1)
Total	$1,348.9

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

The effective interest rates for the 2016 Notes, 2021 Notes, 2024 Notes, and 2041 Notes (collectively the “Notes”) include the interest on the Notes, accretion of the discount, and amortization of issuance costs. As of September 30, 2014, the Company was in compliance with all of its covenants in the indentures governing the Company's notes.

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

As of September 30, 2014, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding.

Customer Financing Arrangements

The Company provides certain distribution partners access to extended financing arrangements for certain end-user customers that require longer payment terms than those typically provided by the Company through factoring accounts receivable to third-party financing providers ("financing providers"). The program does not and is not intended to affect the timing of the Company's revenue recognition. Under the financing arrangements, proceeds from the financing provider are due to the Company within 30 to 90 days from the sale of the receivable. In these transactions with the financing provider, the Company surrenders control over the transferred assets. The factored accounts receivable are isolated from the Company and put beyond the reach of the Company's creditors, even in the event of bankruptcy. The Company does not maintain effective control over the transferred assets through obligations or rights to redeem, transfer, or repurchase the receivables after they have been transferred.

Pursuant to the financing arrangements for the sale of receivables, the Company sold net receivables of $92.8 million and $241.4 million during the three months ended September 30, 2014 and September 30, 2013, respectively, and $429.2 million and $607.1 million during the nine months ended September 30, 2014 and September 30, 2013, respectively.

The Company received cash proceeds from the financing provider of $128.9 million and $210.8 million during the three months ended September 30, 2014 and September 30, 2013, respectively, and $473.3 million and $579.2 million during the nine months ended September 30, 2014 and September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the amounts owed to the Company by the financing provider were $146.2 million and $189.8 million, respectively, and were recorded in accounts receivable on the Condensed Consolidated Balance Sheets.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company has provided guarantees to third-party financing companies for certain third-party financing arrangements extended to certain end-user customers, which have terms of up to four years. The Company is liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of September 30, 2014, the Company has not been required to make any payments under these arrangements. Pursuant to these arrangements, the Company has guarantees for third-party financing arrangements of $22.1 million as of September 30, 2014.

The portion of the receivable financed that has not been recognized as revenue is accounted for as a financing arrangement and is included in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, the estimated cash received from the financing provider not recognized as revenue was $59.5 million and $62.3 million, respectively.

Note 12. Equity

Cash Dividends on Shares of Common Stock

On July 22, 2014, the Company declared a quarterly cash dividend of $0.10 per share of common stock, or $43.8 million in the aggregate, to stockholders of record on September 2, 2014 which was paid on September 23, 2014. Any future dividends, and the establishment of record and payment dates, are subject to approval by the Board of Directors (the "Board") of Juniper Networks or authorized committee thereof. See Note 18, Subsequent Events, for discussion of the Company's dividend declaration subsequent to September 30, 2014.

Stock Repurchase Activities

In February 2014, the Company's Board approved a stock repurchase program that authorized the Company to repurchase up to $2.1 billion of its common stock through the end of the first quarter of 2015, including $1.2 billion to be used pursuant to an accelerated share repurchase program ("2014 Stock Repurchase Program"). The $2.1 billion authorization replaced the $1.0 billion stock repurchase authorization approved by the Board in July 2013 ("2013 Stock Repurchase Program").

As part of the 2014 Stock Repurchase Program, the Company entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of the Company’s common stock. During the three months ended March 31, 2014, the Company made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares ("Initial Shares") of the Company’s common stock for an aggregate price of $900.0 million based on the market value of the Company’s common stock on the date of the transaction. The payment for the Initial Shares was accounted for as a reduction to stockholders' equity in the Condensed Consolidated Balance Sheets. On July 23, 2014, the ASR was completed and an additional 16.0 million shares for the remaining $300.0 million was received from the financial institutions for a total of 49.3 million shares of the Company's common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35 per share. The 16.0 million shares received were retired during the three months ended September 30, 2014. Retired shares return to authorized but unissued shares of common stock.

Subsequent to the completion of the ASR, the Company repurchased and retired approximately 23.5 million shares of its common stock under the 2014 Stock Repurchase Program at an average price of $23.44 per share for an aggregate purchase price of $550.0 million during the three months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company repurchased and retired approximately 4.4 million and 17.0 million shares of its common stock, respectively, at an average price of $20.92 and $19.32 per share, respectively, for an aggregate purchase price of $92.9 million and $328.4 million, respectively.

As of September 30, 2014, there was $350.0 million of authorized funds remaining under the 2014 Stock Repurchase Program. In October 2014, the Board authorized a $1.3 billion increase to the 2014 Stock Repurchase Program. The Company has announced its intention to repurchase an additional $1.5 billion of its common stock before the end of the second quarter of 2015, as part of its three year capital return program.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In addition to repurchases under the Company’s stock repurchase program, the Company also repurchases common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were not significant during the three and nine months ended September 30, 2014 and September 30, 2013.

Future stock repurchases under the Company’s stock repurchase program will be subject to a review of the circumstances at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

See Note 18, Subsequent Events, for discussion of the Company's stock repurchase activity subsequent to September 30, 2014.

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of related taxes, during the nine months ended September 30, 2014 were as follows (in millions):

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Unrealized Gains (Losses) on Cash Flow Hedges(2)	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2013	$66.2	$2.2	$(3.8)	$64.6
Other comprehensive gain before reclassifications	44.0	0.4	(3.8)	40.6
Amount reclassified from accumulated other comprehensive income	(104.0)	(4.2)	—	(108.2)
Net other comprehensive loss	(60.0)	(3.8)	(3.8)	(67.6)
Balance as of September 30, 2014	$6.2	$(1.6)	$(7.6)	$(3.0)
________________________________

(1)
The reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2014 for realized gains on available-for-sale securities of $104.0 million are included in other (expense) income, net, in the Condensed Consolidated Statements of Operations.

(2)
The reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2014 for realized gains on cash flow hedges are included within cost of revenues of $0.4 million, research and development of $1.3 million, sales and marketing of $1.6 million, and general and administrative of $0.9 million for which the hedged transactions relate in the Condensed Consolidated Statements of Operations.

Note 13. Employee Benefit Plans

Equity Incentive Plans

The Company’s equity incentive plans include the 2006 Equity Incentive Plan (the “2006 Plan”), the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), the Amended and Restated 1996 Stock Plan (the “1996 Plan”), various equity incentive plans assumed through acquisitions, and the 2008 Employee Stock Purchase Plan (the "ESPP"). Under these plans, the Company has granted (or, in the case of acquired plans, assumed) stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share awards ("PSAs").

The 2006 Plan was adopted and approved by the Company’s stockholders in May 2006. To date, the Company's stockholders have approved a share reserve of 149.5 million shares of common stock plus the addition of any shares subject to options under the 2000 Plan and the 1996 Plan that were outstanding as of May 18, 2006, and that subsequently expire unexercised, up to a maximum of an additional 75.0 million shares. As of September 30, 2014, an aggregate of 30.3 million shares were subject to currently outstanding equity awards under the 2006 Plan, the 2000 Plan, and the 1996 Plan. As of September 30, 2014, 45.3 million shares were available for future issuance under the 2006 Plan and no shares were available for future issuance under either the 2000 Plan or the 1996 Plan.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The ESPP was adopted and approved by the Company's stockholders in May 2008. To date, the Company's stockholders have approved a share reserve of 19.0 million shares of the Company's common stock for issuance under this plan. The ESPP permits eligible employees to acquire shares of the Company’s common stock at a 15% discount to the offering price (as determined in the ESPP) through periodic payroll deductions of up to 10% of base compensation, subject to individual purchase limits of 6,000 shares in any twelve-month period or $25,000 worth of stock, determined at the fair market value of the shares at the time the stock purchase option is granted, in one calendar year. As of September 30, 2014, approximately 15.7 million shares have been issued and 3.3 million shares remain available for future issuance under the ESPP.

In connection with certain past acquisitions, the Company assumed stock options, RSUs, RSAs and PSAs under the assumed stock plans of the acquired companies and exchanged the assumed awards for the Company's stock options, RSUs, RSAs and PSAs, respectively. No new stock options, RSUs, RSAs and PSAs can be granted under these plans. As of September 30, 2014, stock options, RSUs, RSAs and PSAs representing approximately 4.7 million shares of common stock were outstanding under all awards assumed through the Company's acquisitions.

Stock Option Activities

The following table summarizes the Company’s stock option activity and related information as of and for the nine months ended September 30, 2014 (in millions, except for per share amounts and years):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	23.1	$25.15
Canceled	(0.6)	30.34
Exercised	(5.2)	19.95
Expired	(5.8)	28.68
Balance as of September 30, 2014	11.5	$25.46	2.1	$25.7

As of September 30, 2014:
Vested and expected-to-vest options	11.4	$25.60	2.1	$24.3
Exercisable options	10.5	$26.40	1.8	$15.7

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.15 per share as of September 30, 2014, and the exercise price of the applicable options multiplied by the number of related options. The pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, was $3.4 million and $32.0 million for the three and nine months ended September 30, 2014, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Restricted Stock Unit, Restricted Stock Award, and Performance Share Award Activities

The following table summarizes the Company’s RSU, RSA, and PSA activity and related information as of and for the nine months ended September 30, 2014 (in millions, except per share amounts and years):

	Outstanding RSUs, RSAs, and PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	25.4	$23.44
RSUs granted (1)(4)	8.8	22.98
RSUs assumed (2)	0.4	22.66
RSAs assumed (2)	0.9	22.66
PSAs granted (3)(4)	0.8	25.59
PSAs assumed (2)	0.2	22.66
RSUs vested	(6.0)	23.40
RSAs vested	(1.1)	19.59
PSAs vested	(1.0)	36.77
RSUs canceled	(2.2)	21.81
PSAs canceled	(2.7)	31.29
Balance as of September 30, 2014	23.5	22.11	1.3	$520.8
________________________________

(1)	Includes service-based and market-based RSUs granted under the 2006 Plan according to its terms.

(2)	RSUs, RSAs, and PSAs assumed in connection with the acquisition of WANDL.

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

(4)
On February 20, 2014, the Company announced its intention to initiate a quarterly cash dividend of $0.10 per share of common stock in the third quarter of 2014. As a result of the Company's announcement, the grant date fair value of RSUs and PSAs granted after the announcement date were reduced by the present value of the dividends expected to be paid on the underlying shares of common stock during the requisite and derived service period as these awards are not entitled to receive dividends until vested. On July 22, 2014, the Company declared a cash dividend of $0.10 per share of common stock, or $43.8 million in the aggregate, to stockholders of record on September 2, 2014, which was paid on September 23, 2014.

Employee Stock Purchase Plan

The ESPP is implemented in a series of offering periods, each currently six months in duration, or such other period as determined by the Board. Employees purchased 1.4 million and 2.9 million shares of common stock through the ESPP at an average exercise price of $20.01 and $19.30 per share for the three and nine months ended September 30, 2014, respectively, and 1.5 million and 3.3 million shares at an average per share price of $18.42 and $16.53 for the three and nine months ended September 30, 2013, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Valuation Assumptions

There were no market-based RSU grants during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013. The weighted-average assumptions used and the resulting estimates of fair value for ESPP and market-based RSUs during the three and nine months ended September 30, 2014 and September 30, 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
ESPP (1):
Volatility	27%	35%	30%	36%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Dividend yield	1.8%	—	1.0%	—
Weighted-average fair value per share	$5.13	$5.47	$5.72	$5.54

Market-based RSUs (2):
Volatility	—	—	36%	—
Risk-free interest rate	—	—	1.6%	—
Dividend yield	—	—	0% - 1.5%	—
Weighted-average fair value per share	—	—	$18.28	—
________________________________

(1)	The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of ESPP.

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

Share-Based Compensation Expense

Share-based compensation expense associated with stock options, RSUs, RSAs, PSAs, and ESPP was recorded in the following cost and expense categories in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues - Product	$1.3	$1.4	$3.9	$3.5
Cost of revenues - Service	3.6	3.4	10.7	11.5
Research and development	37.1	36.6	100.8	93.2
Sales and marketing	15.9	20.4	44.9	53.0
General and administrative	7.4	7.5	25.1	19.5
Total	$65.3	$69.3	$185.4	$180.7

The following table summarizes share-based compensation expense by award type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$3.2	$7.7	$12.0	$24.9
RSUs, RSAs, and PSAs	58.2	57.7	161.9	144.0
ESPP	3.9	3.9	11.5	11.8
Total	$65.3	$69.3	$185.4	$180.7

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, RSUs, RSAs, and PSAs as of September 30, 2014 (in millions, except years):

	Unrecognized Compensation Cost	Weighted Average Period (In Years)
Stock options	$15.9	1.5
RSUs, RSAs, and PSAs	$302.8	1.9

Note 14. Segments

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

The following table presents net revenues by product and service (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Routing	$533.2	$609.0	$1,700.8	$1,700.2
Switching	155.0	147.6	546.8	439.3
Security	121.3	144.2	367.1	406.9
Total product	809.5	900.8	2,614.7	2,546.4

Total service	316.4	284.8	910.8	849.1
Total	$1,125.9	$1,185.6	$3,525.5	$3,395.5

The Company attributes revenues to geographic region based on the customer’s ship-to location. The following table presents net revenues by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas:
United States	$621.3	$604.6	$1,905.7	$1,761.8
Other	57.0	56.7	165.1	166.7
Total Americas	678.3	661.3	2,070.8	1,928.5
Europe, Middle East, and Africa	290.5	306.5	911.0	898.0
Asia Pacific	157.1	217.8	543.7	569.0
Total	$1,125.9	$1,185.6	$3,525.5	$3,395.5
No customer accounted for 10% or more of the Company's net revenues during the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents geographic information for property and equipment, net (in millions):

	As of
	September 30, 2014	December 31, 2013
United States	$806.6	$801.3
International	82.2	81.0
Property and equipment, net	$888.8	$882.3

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of September 30, 2014 and December 31, 2013, were attributable to U.S. operations.

Note 15. Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2014 of 37.4% and 28.4%, respectively, differs from the federal statutory rate of 35% and the effective tax rate for the same periods in 2013 primarily due to the impact of the discrete items referenced below, offset by the benefit from the Section 199 deduction for U.S. production activities and earnings in foreign jurisdictions, which are subject to lower tax rates. The effective rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.

The effective tax rate for the three and nine months ended September 30, 2013 of 27.9% and 15.4%, respectively, differs from the federal statutory rate of 35% primarily due to the benefit from the Section 199 deduction for U.S. production activities, earnings in foreign jurisdiction, which are subject to lower tax rates, the impact of the recognition of tax benefits related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.

The effective tax rates for the three and nine months ended September 30, 2014 and September 30, 2013 include the tax expense (benefit) of the following discrete items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax on equity investments(1)	$0.7	$3.0	$36.3	$3.4
Restructuring	$9.2	$(4.4)	$(46.7)	$(7.9)
Legal settlement	$—	$—	$44.7	$(3.8)
Section 199 deduction	$—	$0.6	$—	$(19.7)
Tax settlement with Internal Revenue Service ("IRS")	$—	$—	$—	$(27.8)
Reinstatement of the U.S. federal R&D tax credit	$—	$(1.0)	$—	$(16.2)
________________________________
(1) During the nine months ended September 30, 2014, tax on equity investments of $36.3 million is net of a valuation allowance release of $24.7 million.

As of September 30, 2014, the total amount of gross unrecognized tax benefits was $175.6 million, of which $164.7 million, if recognized, would affect the Company's effective tax rate. The increase in the gross unrecognized tax benefit balance for the nine months ended September 30, 2014 primarily relates to the impact on foreign income of positions taken during the current year.

The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. There is a greater than remote likelihood that the balance of the gross unrecognized tax benefits will decrease by approximately $2.6 million within the next twelve months due to lapses of applicable statutes of limitation and the completion of tax review cycles in various tax jurisdictions.

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company is currently under examination by the IRS for the 2007 through 2009 tax years. The Company is also subject to separate ongoing examinations by the India tax authorities for the 2004 tax year, 2004 through 2008 tax years, and the 2008 through 2010 tax years. The Company is not aware of any other examinations by tax authorities in any other major jurisdictions in which it files income tax returns as of September 30, 2014.

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

Note 16. Net Income Per Share

The Company computed basic and diluted net income per share as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$103.6	$99.1	$435.3	$288.0
Denominator:
Weighted-average shares used to compute basic net income per share	448.4	501.5	468.1	503.0
Dilutive effect of employee stock awards	6.4	7.1	8.9	7.7
Weighted-average shares used to compute diluted net income per share	454.8	508.6	477.0	510.7
Net income per share:
Basic	$0.23	$0.20	$0.93	$0.57
Diluted	$0.23	$0.19	$0.91	$0.56

Anti-dilutive:
Potential anti-dilutive shares	10.2	21.8	10.8	22.3

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

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 17. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various dates through October 31, 2024. Certain leases require the Company to pay variable costs such as taxes, maintenance, and insurance and include renewal options and escalation clauses. Future minimum payments under the non-cancelable operating leases totaled $138.5 million as of September 30, 2014. Rent expense was $10.8 million and $36.5 million for the three and nine months ended September 30, 2014, respectively, and $12.6 million and $39.9 million for the three and nine months ended September 30, 2013, respectively.

Purchase Commitments with Contract Manufacturers and Suppliers

In order to reduce manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and certain suppliers to procure inventory based on the Company's requirements. A significant portion of the Company's purchase commitments arising from these agreements consists of firm and non-cancelable commitments. These purchase commitments totaled $485.6 million as of September 30, 2014.

The Company establishes a liability in connection with purchase commitments related to quantities in excess of its demand forecasts or obsolete materials charges for components purchased by the contract manufacturers based on the Company’s demand forecast or customer orders. As of September 30, 2014, the Company accrued $16.3 million based on its estimate of such charges.

Long-Term Debt and Interest Payment on Long-Term Debt

As of September 30, 2014, the Company held long-term debt consisting of senior notes with a carrying value of $1,348.9 million. Of these Notes, $300.0 million will mature in 2016 and bears interest at a fixed rate of 3.10%, $300.0 million will mature in 2021 and bears interest at a fixed rate of 4.60%, $350.0 million will mature in 2024 and bears interest at a fixed rate of 4.50%, and $400.0 million will mature in 2041 and bears interest at a fixed rate of 5.95%. Interest on the Notes is payable semiannually. See Note 11, Long-Term Debt and Financing, for further discussion of the Company's long-term debt.

Other Contractual Obligations

As of September 30, 2014, other contractual obligations primarily consisted of $45.9 million in indemnity-related and service related escrows, as required in connection with certain asset purchases and acquisitions completed by the Company between 2005 and 2014, campus build-out obligations of $4.0 million, and $27.2 million of agreements that are firm, non-cancelable and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment.
Tax Liabilities

As of September 30, 2014, the Company had $154.2 million included in long-term income taxes payable in the Condensed Consolidated Balance Sheets for unrecognized tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Guarantees

The Company enters into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third-party. The Company also has financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. As of September 30, 2014 and December 31, 2013, the Company had $28.3 million and $40.1 million, respectively, in financing arrangements, bank guarantees, and standby letters of credit related to these financial guarantees, of which $22.1 million in financing guarantees was

Juniper Networks, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2014. See Note 11, Long-Term Debt and Financing, for further discussion of the Company's third-party customer financing arrangements that contain guarantee provisions.

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

Note 18. Subsequent Events

Sale of Junos Pulse Net Assets

The sale of the Junos Pulse product portfolio was completed on October 1, 2014, and the Company received a total consideration of $228.1 million, of which $103.1 million was in cash, net of a $21.9 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest bearing promissory note issued to the Company. The net gain from this sale will be recorded in the fourth quarter of 2014 in the Consolidated Statements of Operations.

Capital Allocation Program

As part of the Company's commitment to drive stockholder value, in October 2014, the Company's Board authorized a $1.3 billion increase to the Company's previously authorized capital return program of $3.0 billion. This brings the Company's total capital return commitment to shareholders, for the period from February 2014 through 2016, including dividends, to $4.1 billion. In October 2014, the Company announced its intention to repurchase an additional $1.5 billion of its common stock before the end of the second quarter of 2015, as part of its three year capital return program.

Dividend Declaration

On October 23, 2014, the Company announced that it had declared a cash dividend of $0.10 per share of common stock payable on December 23, 2014 to stockholders of record as of the close of business on December 2, 2014.

Stock Repurchase Activities

Subsequent to September 30, 2014, through the filing of this Report, the Company repurchased 8.1 million shares of its common stock, for an aggregate of $170.0 million at an average purchase price of $21.01 per share, under the 2014 Stock Repurchase Program. Repurchases of 6.7 million shares were settled prior to the filing of this Report and the remaining shares will be settled after the filing date. Following the October 2014 increase to the 2014 Stock Repurchase Program, the Company has an aggregate of $1.5 billion in authorized repurchase funds remaining as of the filing date. Purchases under the Company's stock repurchase program are subject to review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program may be discontinued at any time.

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

During the first quarter of 2014, we also initiated the 2014 Restructuring Plan. Our 2014 Restructuring Plan consists of workforce reductions, facility consolidations or closures, asset write-downs, contract terminations and other charges of which $178.6 million was recorded in the nine months ended September 30, 2014 in cost of sales and restructuring and other (credit) charges. This charge consists of $22.2 million of inventory write-downs, $96.5 million of asset impairment, $12.6 million of facility consolidation and closures, $45.0 million of severance costs, and $2.3 million of contract terminations. In connection with our 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $7.0 million to $9.0 million related to severance, consolidation and closure of facilities, and contract terminations and other charges.

As part of the IOP and our new cost reduction initiative, we have increased our total annualized operating expense savings commitment to $260.0 million, compared to the fourth quarter of 2013.

On July 22, 2014, we entered into a definitive agreement to sell our Junos® Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for approximately $250.0 million, subject to certain working capital adjustments. The sale was completed on October 1, 2014, and we received total consideration of $228.1 million, of which $103.1 million was in cash, net of a $21.9 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest bearing promissory note. The related assets and liabilities sold have been presented as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2014. The quarterly revenue impact of the Junos Pulse business is approximately $30.0 million and the impact of the sale of the business on gross margin is not significant.

In addition to our cost reduction activities, we introduced a capital allocation program to return capital to our stockholders through share repurchases and dividends. In the first quarter of 2014, we announced our intention to return $3.0 billion to stockholders over the next three years. In October 2014, our Board of Directors ("Board") authorized a $1.1 billion increase to our previously authorized capital return program of $3.0 billion. This brings our total capital return commitment to stockholders, for the period from February 2014 through 2016, including dividends, to $4.1 billion. In October 2014, we announced our intention to repurchase an additional $1.5 billion shares before the end of the second quarter of 2015 as part of this three year capital return program, as well as a cash dividend of $0.10 per share payable December 23, 2014 to shareholders of record as of the close of business on December 2, 2014.

During the nine months ended September 30, 2014, we completed a $1.2 billion accelerated share repurchase program ("ASR"), repurchased an additional $550.0 million of our common stock subsequent to the ASR, and paid our first ever quarterly cash dividend of $0.10 per share for an aggregate amount of $43.8 million. We also issued $350.0 million aggregate principal amount of 4.50% senior notes due 2024 ("2024 Notes"), which allowed us to partially fund the ASR.

Quarterly Results
The third quarter of 2014 was challenging from a revenue perspective with total revenue for the quarter of $1,125.9 million, down 5% year-over-year primarily due to reduced spending by service providers, particularly in APAC and EMEA. Despite the decline in net revenue this quarter, we believe that the long-term fundamentals for our product portfolio remain intact. In the third quarter of 2014, compared to the same period in 2013, we saw strong revenues from our MX2020 and PTX routers and higher demand from our U.S. federal customers.
We expect the overall revenue environment to be challenging over the next several quarters, as near-term factors are impacting demand from our largest service provider customers. We believe our product gross margins may continue to vary in the future due to competitive pricing pressures, which may be offset by additional cost efficiencies. Nevertheless, we are focused on executing our strategy on high-performance networking. We believe our product portfolio continues to be strong, and we remain focused on innovation and executing to our IOP.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of our key financial metrics (in millions, except per share amounts, percentages, days sales outstanding ("DSO"), and book-to-bill):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenues	$1,125.9	$1,185.6	$(59.7)	(5)%	$3,525.5	$3,395.5	$130.0	4%

Gross Margin	$714.8	$746.5	$(31.7)	(4)%	$2,183.1	$2,137.8	$45.3	2%
Percentage of net revenues	63.5%	63.0%			61.9%	63.0%

Operating income	$172.4	$145.0	$27.4	19%	$282.1	$370.5	$(88.4)	(24)%
Percentage of net revenues	15.3%	12.2%			8.0%	10.9%
Net income	$103.6	$99.1	$4.5	5%	$435.3	$288.0	$147.3	51%
Percentage of net revenues	9.2%	8.4%			12.3%	8.5%
Net income per share:
Basic	$0.23	$0.20	$0.03	15%	$0.93	$0.57	$0.36	63%
Diluted	$0.23	$0.19	$0.04	21%	$0.91	$0.56	$0.35	63%
Cash dividends declared per common stock	$0.10	$—	$0.10	—%	$0.10	$—	$0.10	—%
Stock repurchase plan activity	$850.0	$92.9	$757.1	815%	$1,750.0	$328.4	$1,421.6	433%

Operating cash flows					$472.5	$451.9	$20.6	5%
DSO	49	42	7	17%
Book-to-bill	1	>1

					September 30, 2014	December 31, 2013	$ Change	% Change
Deferred revenue					$1,074.0	$1,069.3	$4.7	0.4%

•
Net Revenues: During the three months ended September 30, 2014, compared to the same period in 2013, we experienced a decline in net revenue in the service provider and enterprise market in both APAC and EMEA, partially offset by an increase in the Americas market. The year-over-year decline in our net revenues was primarily due to a decrease in net revenues from our routing and security products, partially offset by an increase in our switching products. During the nine months ended September 30, 2014, compared to the same period in 2013, we experienced strong net revenue growth in the Americas service provider and enterprise market and an increase in EMEA's service provider, partially offset by a decline in APAC's service provider and enterprise market. The increase in net revenues for the nine months ended is primarily due to an increase in sales from our edge routing and switching products, partially offset by a decline in our core routing and security products.

•
Gross Margin: Our gross margin as a percentage of net revenues increased during the three months ended September 30, 2014, compared to the same period in 2013, as a result of change in product mix and strong growth in service revenues, partially offset by charges related to an industry-wide memory product quality defect for a component from a third party supplier. Our gross margin as a percentage of net revenues decreased during the nine months ended September 30, 2014, compared to the same period in 2013, as a result of higher inventory charges driven by product rationalizations in connection with our 2014 Restructuring Plan and charges related to the memory product quality defect discussed above.

•
Operating Income: During the three months ended September 30, 2014, compared to the same period in 2013, we experienced an increase in operating income, primarily due to better efficiencies and cost reduction initiatives. Our operating income as a percentage of net revenues decreased during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to restructuring and other (credit) charges of $178.6 million, related to severance, facility consolidations and closures, asset write-offs, and contract terminations in connection with our 2014 Restructuring Plan, as well as a component remediation charge of $20.7 million relating to the memory product quality defect discussed above.

•
Cash Dividends Declared per Common Stock: On July 22, 2014, we declared a quarterly cash dividend of $0.10 per share payable on September 23, 2014 to stockholders of record on September 2, 2014 in the aggregate amount of $43.8 million.

•
Stock Repurchase Plan Activity: Pursuant to our $1.2 billion ASR program, we received and retired 33.3 million shares of our common stock during the three months ended March 31, 2014 at a cost of $900.0 million. On July 23, 2014, the ASR was completed, and we received an additional 16.0 million shares from the financial institutions for a total of 49.3 million shares, which resulted in a volume weighted average repurchase price, less an agreed upon discount, of $24.35 per share. The 16.0 million shares received were retired in the third quarter of 2014. Subsequent to the completion of the ASR, we repurchased 23.5 million shares of our common stock in the open market at an average price of $23.44 per share for an aggregate purchase price of $550.0 million during the three months ended September 30, 2014.

•
Operating Cash Flows: Operating cash flows increased during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to higher net income which included the gain on patent litigation settlement, lower taxes paid, partially offset by higher payments related to all restructuring plans, lower cash collections due to the timing of receipts from customers and lower deferred revenue.

•
DSO: DSO is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily net sales for the preceding 90 days. DSO for the third quarter of 2014 increased by 7 days, or 17% compared to the same period in 2013, primarily due to shipment linearity and invoice delays as a result of our enterprise resource planning implementation.

•
Book-to-bill: Book-to-bill represents the ratio of product orders booked divided by product revenues during the respective period. Book-to-bill was approximately one for the three months ended September 30, 2014 and greater than one for the three months ended September 30, 2013.

•
Deferred Revenue: Total deferred revenue increased by $4.7 million to $1,074.0 million as of September 30, 2014, compared to $1,069.3 million as of December 31, 2013, primarily due to an increase in deferred service revenue of $27.2 million, driven by the execution of several multi-year support agreements and annual agreement renewals. The increase in deferred service revenue was partially offset by a decrease in deferred product revenue of $22.5 million as a result of timing of future feature releases and to a lesser extent lower distributor inventory.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies that we believe reflect our more significant estimates, judgments, and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Goodwill;

•	Inventory Valuation and Contract Manufacturer Liabilities;

•	Revenue Recognition;

•	Income Taxes; and

•	Loss Contingencies.

During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

The following table presents product and service net revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Routing	$533.2	$609.0	$(75.8)	(12)%	$1,700.8	$1,700.2	$0.6	—%
Switching	155.0	147.6	7.4	5%	546.8	439.3	107.5	24%
Security	121.3	144.2	(22.9)	(16)%	367.1	406.9	(39.8)	(10)%
Total Product	809.5	900.8	(91.3)	(10)%	2,614.7	2,546.4	68.3	3%
Percentage of net revenues	71.9%	76.0%			74.2%	75.0%

Total Service	316.4	284.8	31.6	11%	910.8	849.1	61.7	7%
Percentage of net revenues	28.1%	24.0%			25.8%	25.0%
Total net revenues	$1,125.9	$1,185.6	$(59.7)	(5)%	$3,525.5	$3,395.5	$130.0	4%

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Routing

Routing product net revenues decreased during the three months ended September 30, 2014, compared to the same period in 2013, due to lower net revenues from core and edge routing products, primarily driven by lower sales in the service provider market of our T and MX product lines. Despite the decline in MX product revenue, the MX2020 and our PTX product lines showed strong net revenues in the third quarter of 2014, compared to the same period in 2013.

Switching

Switching product net revenues increased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to strong net revenues from QFabric, but partially offset by a decrease in EX. Demand for switching products showed a high demand by service providers, which was primarily a result of strong growth from our service provider customers.

Security

Security product net revenues decreased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to decline in demand for our non-Junos based security products and Pulse products, and a decline for our SRX platform due the timing of large service provider deployments.

Service

The increase in service net revenues during the three months ended September 30, 2014, compared to the same period in 2013, was primarily driven by new service contracts and strong contract renewals from our installed base across routing and switching products.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Routing

Routing product net revenues slightly increased during the nine months ended September 30, 2014, compared to the same period in 2013, due to higher net revenues from edge routing products, primarily driven by higher sales of our MX products. The increase in edge routing product net revenues was partially offset by a decrease in sales of core routing and older edge routing products.

Switching

Switching product net revenues increased during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to higher net revenues from our QFabric and EX products, fueled by strong demand for switching products by our service provider customers and, to a lesser extent, the enterprise market.

Security

Security product net revenues decreased during the nine months ended September 30, 2014, compared to the same period in 2013, as demand for our non-Junos-based security products declined. This decline was partially offset by an increase in net revenues from our SRX platform and security software.

Service

The increase in service net revenues during the nine months ended September 30, 2014, compared to the same period in 2013, was primarily driven by new service contracts and strong contract renewals.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Americas:
United States	$621.3	$604.6	$16.7	3%	$1,905.7	$1,761.8	$143.9	8%
Other	57.0	56.7	0.3	1%	165.1	166.7	(1.6)	(1)%
Total Americas	678.3	661.3	17.0	3%	2,070.8	1,928.5	142.3	7%
Percentage of net revenues	60.2%	55.8%			58.7%	56.8%
EMEA	290.5	306.5	(16.0)	(5)%	911.0	898.0	13.0	1%
Percentage of net revenues	25.8%	25.8%			25.8%	26.4%
APAC	157.1	217.8	(60.7)	(28)%	543.7	569.0	(25.3)	(4)%
Percentage of net revenues	14.0%	18.4%			15.4%	16.8%
Total net revenues	$1,125.9	$1,185.6	$(59.7)	(5)%	$3,525.5	$3,395.5	$130.0	4%

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Americas

Net revenues in the Americas increased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in net revenues from both the service provider and the enterprise market. The increase in service provider net revenues was driven primarily by Web 2.0 and cable providers, partially offset by sharp declines with large carriers in the U.S. The increase in the Americas enterprise market was driven by continued strength in the U.S. federal market and traction in financial services, with a slight decline in the broader market.

EMEA

Net revenues in EMEA decreased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decline in net revenues from both the service provider and enterprise markets. The decline in the EMEA's service provider market was due to a decline in demand from smaller providers, and a decline in the broader enterprise market. We, however, experienced an increase in service provider demand with large service providers, and greater stability in the enterprise market with smaller sector accounts.

APAC

Net revenues in APAC decreased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decline in net revenues from both the service provider and enterprise market.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Americas

The increase in net revenues in the Americas during the nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to an increase in net revenues in both the service provider and enterprise markets. The increase in net revenues in the service provider market was primarily due to strong demand from Web 2.0 and cable providers, partially offset by a decrease in demand with carriers. The increase in net revenues in the Americas enterprise market resulted from an improving broad-based market demand, partially offset by a decline in net revenues from Federal customers due to recognition of revenue from a large U.S. federal government contract in 2013.

EMEA

Net revenues in EMEA increased during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to stronger demand from larger carriers, partially offset by a decrease in net revenues from the enterprise market.

APAC

Net revenues in APAC decreased during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to a decline in net revenues from both the service provider and enterprise market.

Net Revenues by Market and Customer

The following table presents net revenues by market (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service provider	$741.5	$788.3	$(46.8)	(6)%	$2,356.0	$2,227.2	$128.8	6%
Percentage of net revenues	65.9%	66.5%			66.8%	65.6%
Enterprise	384.4	397.3	(12.9)	(3)%	1,169.5	1,168.3	1.2	—%
Percentage of net revenues	34.1%	33.5%			33.2%	34.4%
Total net revenues	$1,125.9	$1,185.6	$(59.7)	(5)%	$3,525.5	$3,395.5	$130.0	4%

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

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Service provider

Net revenues from sales to the service provider market decreased during the three months ended September 30, 2014, compared to the same period in 2013, due to a decline in EMEA and APAC, partially offset by a slight increase in the Americas service provider market. The decline in EMEA was due to a decline in demand with smaller service providers, while the decline in APAC was broader among small and large service providers. The increase in service provider net revenues in the Americas was driven by an increase in sales to Web 2.0 and cable providers, partially offset by declines with large carriers. In addition, service provider demand for switching and data center solutions were strong, while routing and security products declined during the three months ended September 30, 2014, compared to the same period in 2013.

Enterprise

Net revenues from the enterprise market decreased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decline in the broader enterprise market in EMEA and APAC, partially offset by an increase in the Americas enterprise. The increase in net revenues in the Americas enterprise was primarily due to stronger U.S. Federal demand, especially for routing products in defense and intelligence applications.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Service Provider

Net revenues from the service provider market increased during the nine months ended September 30, 2014, compared to the same period in 2013, with growth in the Americas and EMEA. The increase in service provider net revenues in the Americas was driven by growth with Web 2.0 and cable providers, partially offset by large carriers. The increase in service provider net revenues in EMEA was attributable to growth with large carriers, while in APAC net revenues in the service provider market declined as a result of lower demand with large carriers. In addition, service provider demand for switching products continued to be strong, particularly in the Americas.

Enterprise

Net revenues from the enterprise market increased slightly during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to broad-based growth in the Americas, including strong financial services demand for security products. Public sector net revenues grew in APAC, but declined in EMEA.

Customer

No customer accounted for 10% or more of our net revenues during the three and nine months ended September 30, 2014 and September 30, 2013.

Gross Margins

The following table presents gross margins (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Product gross margin	$519.5	$575.3	$(55.8)	(10)%	$1,638.8	$1,621.4	$17.4	1%
Percentage of product revenues	64.2%	63.9%			62.7%	63.7%
Service gross margin	195.3	171.2	24.1	14%	544.3	516.4	27.9	5%
Percentage of service revenues	61.7%	60.1%			59.8%	60.8%
Total gross margin	$714.8	$746.5	$(31.7)	(4)%	$2,183.1	$2,137.8	$45.3	2%
Percentage of net revenues	63.5%	63.0%			61.9%	63.0%

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

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Product gross margin in dollars declined during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to the decline in net revenues. Product gross margin increased as a percentage of product net revenues during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decline in cost of sales, as a result of general cost reductions, offset by an inventory charge of $7.0 million in connection with an industry-wide memory product quality defect in a component from a third-party supplier, resulting in higher product gross margin percentage.

Service gross margin as a percentage of service net revenues increased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a slower increase in labor and logistics delivery costs to support new contracts and product introductions, partially offset by increased service net revenues.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Product gross margin decreased as a percentage of product net revenues during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in cost of revenues. The increase in cost of revenues was primarily due to inventory charges of $22.2 million for product rationalizations in connection with our 2014 Restructuring Plan and $20.7 million in connection with an industry-wide memory product quality defect in a component from a third-party supplier. Excluding the costs of the restructuring and component defect, the product gross margin as a percentage of net revenues improved slightly, primarily due to the impact of a lower margin U.S. government contract and higher discounts offered in the nine months ended September 30, 2013 that were not repeated in the 2014 period, as well as favorability in product mix in the 2014 period. Product gross margin in dollars remained flat during the nine months ended September 30, 2014, compared to the same period in 2013.

Service gross margin as a percentage of service net revenues decreased during the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in labor and logistics delivery costs to support new contracts and product introductions, offset by increased services net revenues.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$253.2	$264.6	$(11.4)	(4)%	$772.7	$784.5	$(11.8)	(2)%
Percentage of net revenues	22.5%	22.3%			21.9%	23.1%
Sales and marketing	249.2	269.5	(20.3)	(8)%	780.6	792.7	(12.1)	(2)%
Percentage of net revenues	22.1%	22.7%			22.1%	23.3%
General and administrative	55.0	61.4	(6.4)	(10)%	190.5	169.1	21.4	13%
Percentage of net revenues	4.9%	5.2%			5.4%	5.0%
Restructuring and other (credit) charges	(15.0)	6.0	(21.0)	(350)%	157.2	21.0	136.2	649%
Percentage of net revenues	(1.3)%	0.5%			4.5%	0.6%
Total operating expenses	$542.4	$601.5	$(59.1)	(10)%	$1,901.0	$1,767.3	$133.7	8%
Percentage of net revenues	48.2%	50.7%			53.9%	52.0%

Our operating expenses have historically been driven in large part by personnel-related costs, including wages, commissions, bonuses, benefits, share-based compensation, and travel, particularly with respect to research and development and sales and marketing activities. Facilities and information technology (“IT”) costs are allocated to each department based on usage and headcount.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Research and Development

Research and development expense decreased slightly during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decrease in personnel-related expenses as a result of headcount reductions.

Sales and Marketing

Sales and marketing expense decreased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to lower salaries and lower share-based compensation expense resulting from headcount reductions, and lower commission expense, resulting from a decrease in net revenues.

General and Administrative

General and administrative expense decreased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decline in legal outside services and to a lesser extent lower personnel-related expenses as a result of headcount reductions.

Restructuring and Other Charges

Restructuring and other (credit) charges decreased during the three months ended September 30, 2014, compared to the same period in 2013. We completed the restructuring of our Sunnyvale campus, by assigning certain property leases to a third party. Concurrently with the assignment, we executed a sublease with the assignee for one of the properties, for a period of two years, with a one-time right to extend the term for up to six months. As a result of these arrangements, we recorded a benefit of approximately $25.0 million, which includes a reversal of our previously recorded restructuring liability and additional charges relating to facility consolidation activities in the third quarter of 2014. See Note 10, Restructuring and Other Charges, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for further discussion of our restructuring activities.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Research and Development

Research and development expense decreased during the nine months ended September 30, 2014, compared to the same period in 2013, due to lower personnel-related expenses and lower depreciation expense attributable to the extended useful lives of computers and equipment adopted in 2013, partially offset by higher share-based compensation expense and engineering program costs.

Sales and Marketing

Sales and marketing expense decreased during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to lower personnel-related expenses, lower share-based compensation expense, and lower travel and other discretionary expenses, partially offset by an increase in marketing related expenses.

General and Administrative

General and administrative expense increased by $21.4 million during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to higher litigation and investigation related costs incurred in the current period in connection with the investigations into possible violations of the U.S. Foreign Corrupt Practices Act and, to a lesser extent, our patent litigation case with Palo Alto Networks, Inc., as well as other litigation matters.

Restructuring and Other Charges

Restructuring and other (credit) charges increased during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to expenses recorded in connection with our 2014 Restructuring Plan. During the nine months ended September 30, 2014, we incurred $156.4 million of restructuring and other (credit) charges related to our 2014 Restructuring Plan, of which $12.6 million was recorded for facility consolidation and closures, $84.7 million was recorded for asset impairment charges related to licensed software, $45.0 million for severance costs, $11.8 million of asset write-downs, and $2.3 million for contract terminations.

We expect to record aggregate future charges of approximately $7.0 million to $9.0 million related to severance, facility consolidations or closures, contract terminations and other charges. See Note 10, Restructuring and Other Charges, in Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Report, for further discussion of our restructuring activities.

Share-Based Compensation

Share-based compensation expense associated with equity incentive awards ("awards"), which include stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share awards ("PSAs"), as well as our Employee Stock Purchase Plan ("ESPP") was recorded in the following cost and expense categories (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenues - Product	$1.3	$1.4	$(0.1)	(7)%	$3.9	$3.5	$0.4	11%
Cost of revenues - Service	3.6	3.4	0.2	6%	10.7	11.5	(0.8)	(7)%
Research and development	37.1	36.6	0.5	1%	100.8	93.2	7.6	8%
Sales and marketing	15.9	20.4	(4.5)	(22)%	44.9	53.0	(8.1)	(15)%
General and administrative	7.4	7.5	(0.1)	(1)%	25.1	19.5	5.6	29%
Total	$65.3	$69.3	$(4.0)	(6)%	$185.4	$180.7	$4.7	3%

Shared-based compensation expense decreased during the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decline in shares vested, partially offset by expense related to RSUs, RSAs, and PSAs assumed in connection with our acquisition of WANDL during the first quarter of 2014 as well as expense related to market-based RSUs granted during the first quarter of 2014.

Share-based compensation expense increased during the nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to expense related to RSUs, RSAs, and PSAs assumed in connection with our acquisition of WANDL during the first quarter of 2014 as well as expense related to market-based RSUs granted during the first quarter of 2014, partially offset by a decline in shares vested.

Other (Expense) Income, Net and Income Tax Provision

The following table presents other (expense) income, net, and income tax provision (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Interest income	$2.7	$2.3	$0.4	17%	$6.9	$6.1	$0.8	13%
Interest expense	(16.9)	(14.2)	(2.7)	19%	(50.2)	(43.4)	(6.8)	16%
Net gain on legal settlement	0.8	—	0.8	—%	196.1	—	196.1	—%
(Loss) gain on investments	(1.9)	4.0	(5.9)	(148)%	165.1	7.8	157.3	2,017%
Other	8.5	0.4	8.1	2,025%	8.1	(0.7)	8.8	1,257%
Total other (expense) income, net	$(6.8)	$(7.5)	$0.7	9%	$326.0	$(30.2)	$356.2	1,179%
Percentage of net revenues	(0.6)%	(0.6)%			9.2%	(0.9)%

Income tax provision	$62.0	$38.4	$23.6	61%	$172.8	$52.3	$120.5	230%
Effective tax rate	37.4%	27.9%			28.4%	15.4%

Other (Expense) Income, Net

Interest income primarily includes interest earned from our cash, cash equivalents, and investments. Interest expense primarily includes interest, net of capitalized interest expense, from our long-term debt and customer financing arrangements. Other typically consists of foreign exchange gains and losses and other non-operational income and expense items.

During the nine months ended September 30, 2014, we entered into a settlement agreement with Palo Alto Networks, Inc. ("PAN") resolving patent litigation, which resulted in a realized gain on legal settlement and subsequent sale of related securities of $196.1 million, net of legal fees. Under the terms of the settlement, PAN made a one-time payment to us of $75.0 million in cash and issued PAN common stock and warrants to the Company. The fair value of the PAN common stock and warrants at the date of receipt was included in the net realized gain. All such PAN securities have been sold in the third quarter of 2014, and we recorded an additional $0.8 million gain during the three months ended September 30, 2014. Other (expense) income, net also includes a gain of $163.0 million, related to the sale of investments which were converted from privately-held investments to publicly-traded equity upon IPO and subsequently sold.

During the three and nine months ended September 30, 2013, we recognized a net gain on investments of $3.6 million and $4.9 million, respectively, related to the Company's privately-held investments.

Income Tax Provision

The effective tax rate for the three and nine months ended September 30, 2014, differs from the federal statutory rate of 35% and the effective tax rates for the same periods in 2013, primarily due to the recognition of a discrete tax expense of approximately $9.2 million related to the reversal of restructuring charges in the three months ended September 30, 2014, and the tax on income from equity investments offset by the benefit from the Section 199 deduction for U.S. production activities and earnings in foreign jurisdictions, which are subject to lower tax rates. The effective tax rate for the period does not reflect the benefit of the federal R&D credit, which expired on December 31, 2013.
The effective tax rate for the three and nine months ended September 30, 2013, differs from the federal statutory rate of 35% primarily due to the benefit from the Section 199 deduction for U.S. production activities, earnings in foreign jurisdictions, which are subject to lower tax rates, the impact of our recognition of tax benefits related to a tax settlement with the Internal Revenue Service (“IRS”) and the reinstatement of the U.S. federal research and development (“R&D”) tax credit on January 2, 2013.

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

For further explanation of our income tax provision, see Note 15, Income Taxes, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Liquidity and Capital Resources

Historically, we have funded our business primarily through cash generated by our operating activities, the issuance of our common stock, and the issuance of our long-term debt. The following table presents our capital resources (in millions, except percentages):

	As of
	September 30, 2014	December 31, 2013	$ Change	% Change
Working capital	$1,614.3	$2,262.5	$(648.2)	(29)%

Cash and cash equivalents	$1,615.9	$2,284.0	$(668.1)	(29)%
Short-term investments	299.5	561.9	(262.4)	(47)%
Long-term investments	1,405.6	1,251.9	153.7	12%
Total cash, cash equivalents, and investments	3,321.0	4,097.8	(776.8)	(19)%
Long-term debt	1,348.9	999.3	349.6	35%
Net cash, cash equivalents, and investments	$1,972.1	$3,098.5	$(1,126.4)	(36)%

The significant components of our working capital are cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued liabilities, and short-term deferred revenue. Working capital decreased by $648.2 million during the nine months ended September 30, 2014, primarily due to a decrease in cash and cash equivalents as a result of our stock repurchase activities, tax payments, our first dividend payment, and a lower balance in our short term investments.

Summary of Cash Flows

As of September 30, 2014, our cash and cash equivalents decreased by $668.1 million primarily due to purchases and retirement of our common stock in connection with our stock repurchase program, capital expenditures, federal estimated tax payment and the dividend payout, partially offset by the cash received from the sale of certain equity investments.

The following table summarizes cash flows from our Condensed Consolidated Statements of Cash Flows (in millions, except percentages):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net cash provided by operating activities	$472.5	$451.9	$20.6	5%
Net cash provided by (used in) investing activities	$150.9	$(421.7)	$572.6	136%
Net cash used in financing activities	$(1,291.5)	$(166.5)	$(1,125.0)	(676)%

Operating Activities

Net cash provided by operations for the nine months ended September 30, 2014 was $472.5 million, compared to net cash provided by operations of $451.9 million for the same period in 2013. Net cash provided by operations increased during the nine months ended September 30, 2014, compared to the same period in 2013, as a result of higher net income which included the gain on patent litigation settlement, lower taxes paid, partially offset by higher payments related to all restructuring plans, lower cash collections due to the timing of receipts from customers, and lower deferred revenue.

Investing Activities

For the nine months ended September 30, 2014, net cash provided by investing activities was $150.9 million, compared to net cash used in investing activities of $421.7 million for the nine months ended September 30, 2013. The increase in net cash provided by investing activities was primarily due to higher proceeds from the sale of investments and fewer purchases of investments.

Financing Activities

Net cash used in financing activities was $1,291.5 million for the nine months ended September 30, 2014, compared to $166.5 million for the same period in 2013. The increase in net cash used in financing activities was primarily due to purchases and retirement of our common stock and payment of cash dividends as described further below, partially offset by the issuance of the 2024 Notes.

Stock Repurchase Activities

In February 2014, our Board of Directors (the "Board") approved a stock repurchase program that authorized us to repurchase up to $2.1 billion of our common stock through the end of the first quarter of 2015, including $1.2 billion through an accelerated share repurchase program ("2014 Stock Repurchase Program"). The $2.1 billion authorization replaced the $1.0 billion authorization approved by our Board in July 2013 ("2013 Stock Repurchase Program").

As part of our 2014 Stock Repurchase Program, we entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase $1.2 billion of our common stock. During the first quarter of 2014, we made an up-front payment of $1.2 billion pursuant to the ASR and received and retired an initial 33.3 million shares of our common stock for an aggregate price of $900.0 million based on the market value of our common stock on the date of the transaction. On July 23, 2014, the ASR was completed and an additional 16.0 million shares for the remaining $300.0 million was received for a total of 49.3 million shares of our common stock, which resulted in a volume weighted average repurchase price, less an agreed upon discount of $24.35 per share. The 16.0 million shares received were retired in the third quarter of 2014. Retired shares return to authorized but unissued shares of common stock.

Subsequent to the completion of the ASR, we have repurchased and retired 23.5 million shares of our common stock, for $550.0 million at an average purchase price of $23.44 per share, under the 2014 Stock Repurchase Program. During the three and nine months ended September 30, 2013, we repurchased and retired approximately 4.4 million and 17.0 million shares of our common stock, respectively, at an average price of $20.92 and $19.32 per share, respectively, for an aggregate purchase price of $92.9 million and $328.4 million, respectively, under our 2013 Stock Repurchase Program.

In October 2014, our Board authorized an additional $1.3 billion increase to the 2014 Stock Repurchase Program. We also announced our intent to repurchase an additional $1.5 billion of our common stock before the end of the second quarter of 2015 as part of our three year capital return program, before the end of the second quarter of 2015. See Note 12, Equity, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further explanation of our 2014 Stock Repurchase Program and Note 18, Subsequent Events, for discussion on our stock repurchase activity subsequent to September 30, 2014.

Dividends

On July 22, 2014, we declared a quarterly cash dividend of $0.10 per share of our common stock, or $43.8 million in the aggregate, to stockholders of record on September 2, 2014 which was paid on September 23, 2014. On October 23, 2014, we declared a cash dividend of $0.10 per share payable on December 23, 2014 to stockholders of record as of the close of business on December 2, 2014. Any future dividends, and the establishment of record and payment dates, are subject to approval by our Board or an authorized committee thereof. See Note 18, Subsequent Events, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for further discussion on our dividend declaration subsequent to September 30, 2014.

Restructuring

As of September 30, 2014, our restructuring liability was $18.8 million of which $9.5 million is related to severance and other charges, which are expected to be settled by January 2015. The remaining $9.3 million related to facility closures are expected to be paid through March 2018. Further, we expect future cash expenditures of approximately $7.0 million to $9.0 million in connection with our 2014 Restructuring Plan, funded by our cash from operations.

Deferred Revenue

The following table summarizes our deferred product and service revenues (in millions):

	As of
	September 30, 2014	December 31, 2013
Deferred product revenue:
Undelivered product commitments and other product deferrals	$166.5	$184.9
Distributor inventory and other sell-through items	113.0	118.7
Deferred gross product revenue	279.5	303.6
Deferred cost of product revenue	(57.0)	(58.6)
Deferred product revenue, net	222.5	245.0
Deferred service revenue	851.5	824.3
Total	$1,074.0	$1,069.3

As of September 30, 2014, total deferred revenue increased by $4.7 million compared to December 31, 2013, due to an increase of deferred service revenue of $27.2 million driven by the execution of several multi-year support agreements and annual agreement renewals, and a decrease in deferred product revenue of $22.5 million compared to December 31, 2013 as a result of timing of future feature releases and to a lesser extent lower distributor inventory.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we enter into contracts consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, customs and duties guarantees, and standby letters of credit for certain lease facilities. See Note 17, Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding our guarantees.

Contractual Obligations

As of September 30, 2014, our principle commitments consist of obligations under operating leases, purchase commitments, debt, and other contractual obligations. There have been no significant changes to these obligations, during the nine months ended September 30, 2014 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than the issuance of the 2024 Notes and related interest as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-term debt	$350.0	$—	$—	$—	$350.0	$—
Interest payment on long-term debt	$149.0	$15.8	$31.5	$31.5	$70.2	$—

For further explanation of our debt, see Note 11, Long-Term Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Revolving Credit Facility

On June 27, 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility, no more than once a year, by minimum increments of $200.0 million, up to a maximum credit facility of $700.0 million. Proceeds from borrowing made under the Credit Agreement may be used by us for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and reborrowed until June 27, 2019, at which time all amounts borrowed must be repaid. As of September 30, 2014, no amounts were outstanding.

The Credit Agreement requires us to maintain a leverage ratio no greater than 3.0x and an interest coverage ratio no less than 3.0x during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of all or substantially all of its assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. As of September 30, 2014, the Company was in compliance with all covenants in the Credit Agreement, and no amounts were outstanding. See Note 11, Long-term Debt and Financing, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

Guarantees

We have entered into agreements with customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We also have financial guarantees consisting of guarantees of product and service performance, guarantees related to third-party customer-financing arrangements, custom and duty guarantees, and standby letters of credit for certain lease facilities. Under certain third-party customer financing arrangements that contain guarantee provisions, which have terms of up to four years, we are liable for the aggregate unpaid payments to the third-party financing company in the event of customer default. As of September 30, 2014, we have not made any payments under these arrangements. As of September 30, 2014 and December 31, 2013, we had $28.3 million and $40.1 million, respectively, in financing guarantees, bank guarantees, and standby letters of credit related to these financial guarantees of which $22.1 million in financing guarantees was recorded in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2014.

Liquidity and Capital Resource

Liquidity and capital resources may be impacted by our operating activities as well as acquisitions and investments in strategic relationships that we have made or we may make in the future. Additionally, to the extent we repurchase additional shares of our common stock under our stock repurchase program or pay cash dividends on our common stock, our liquidity may be impacted. As of September 30, 2014, 74% of our cash, cash equivalents, and investment balances were held outside of the U.S., which may be subject to U.S. taxes if repatriated.

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

Changes in Internal Controls Over Financial Reporting

During the second quarter of 2014, we implemented the purchasing and disbursements portion of our multi-phase conversion to a new enterprise resource planning ("ERP") system. In the third quarter of 2014, we implemented the manufacturing, fulfillment, and inventory portion of our multi-phase conversion to a new ERP system. Additional interim internal controls were put into operation due to reliance on two ERP systems until completion of the conversion project. We will continue to enhance the design and level of automation of our controls concurrent with system conversion over the next several quarters.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 17, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

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

As a result of these factors, as well as other variables affecting our operating results, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some quarters, our operating results will be below our guidance, our long-term financial model or the expectations of securities analysts or investors, in which case the price of our common stock may decline. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenues and/or earnings guidance.

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

In periods of market expansion, we have increased investment in our business by, for example, increasing headcount and increasing our investment in R&D, sales and marketing, and other parts of our business. Conversely, in the first half of 2014, to refocus the Company’s strategy, optimize its structure and improve operational efficiencies in connection with our integrated operating plan, or IOP, we implemented a new strategic focus on High-IQ Networks and best-in-class cloud environments, realigned our organization into a One-Juniper structure, reduced our workforce, consolidated and closed facilities, made changes to enhance efficiency, improved cost management measures and instituted new capital allocation plan. In connection with cost management, we implemented a substantial cost reduction plan accomplished through various restructuring activities across research and development, sales and marketing and general and administrative. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to fluctuations in our business or numbers of employees. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

Further, in early 2014, we announced our IOP, which in combination with our new cost reduction initiative, announced in October 2014, is intended to reduce our operating expenses and to focus on cost controls. We expect that our margins will, accordingly, vary with our ability to achieve the goals of the IOP as supplemented by the new cost reduction initiative, as well as our ability to maintain or increase our revenues. We can provide no assurance that we will be able to achieve all of the goals of these plans or meet our announced expectations, in whole or in part, or that our plans will have the intended effect of improving our margins on the expected timeline, or at all.

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

Conversion of key internal systems and processes, particularly our ERP system, and problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

We have underway a multi-phase project to convert certain key internal systems and processes, including our customer relationship management (“CRM”) system and enterprise resource planning ("ERP") system. Since 2012, we have been implementing major changes to our ERP system, which activities we expect to continue into 2015. In the third quarter of 2014, we implemented the manufacturing, fulfillment, and inventory portion of this ERP project and we are now reliant upon dual ERP systems until completion of the conversion. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes. Any problems, disruptions, delays or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, collect cash from our customers, maintain our DSO measure, fulfill contractual obligations, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

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

Some of our business processes depend upon our information technology ("IT") systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. For example, although it did not adversely affect our shipments, an earthquake in late December of 2006 disrupted our communications with China, where a significant part of our manufacturing occurs. In addition, as discussed earlier in this "Risk Factors" section, beginning in 2012 and continuing into 2015, we have been implementing major changes to our enterprise resource planning system. Any failure of the new system or interruptions during the transition may impair communications with our manufacturers, and, therefore, adversely affect our ability to build and ship our products.

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

Telecommunications and Web 2.0 service provider companies and our other large customers generally require onerous terms and conditions in our contracts with them. As we seek to sell more products to such customers, we may be required to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

Telecommunications and Web 2.0 service provider companies, which comprise a significant portion of our customer base, and other large companies, generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. Recently, our customers, France Telecom-Orange and Deutsche Telekom AG have formed a company for the purpose of purchasing products from, and negotiating more favorable contractual terms with, suppliers. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect the timing of our ability to recognize revenue and have an adverse effect on our business, financial condition, and results of operations. Consolidation among such large customers can further increase their buying power and ability to require onerous terms.

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

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on IP networks, but future regulations could include sales taxes on products sold via the Internet and Internet service provider access charges. We could be adversely affected by regulation of IP networks and commerce in any country where we market equipment and services to service or Web 2.0. Regulations governing the range of services and business models that can be offered by service providers or Web 2.0 could adversely affect those customers' needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission has issued regulations governing aspects of fixed broadband networks and wireless networks; these regulations might impact service provider and Web 2.0 business models and as such, providers' needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cyber security, supply chain integrity, privacy and data protection, any of which can affect the market and requirements for networking and security equipment.

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

We, and certain of our current and former officers and current and former members of our Board of Directors, have been or are subject to various lawsuits. We have been served with lawsuits related to employment matters, commercial transactions and patent infringement, as well as securities laws. A description of the securities lawsuits can be found in Note 17, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Report, under the heading “Legal Proceedings.” In addition, as noted under the heading of “Legal Proceedings”, the U.S. Securities and Exchange Commission and the U.S. Department of Justice are conducting investigations into possible violations by the Company of the U.S. Foreign Corrupt Practices Act. Gifts, travel, or entertainment offered or provided by our employees or channel partners could give rise to possible violations of the U.S. Foreign Corrupt Practices Act or other applicable laws. Litigation and investigations are inherently uncertain. We therefore cannot predict the duration, scope, outcome or consequences of these matters. There can be no assurance that these or any actions or investigations that have been or may in the future be brought against us, our officers, and our directors will be resolved favorably. In connection with any government investigations, in the event the government takes action against us or the parties enter into an agreement to settle the matter, we may be required to pay substantial fines and/or incur other sanctions. The lawsuits and investigations are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. As of September 30, 2014, our goodwill was $3,911.7 million and there were no intangible assets with indefinite lives. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In the past, we experienced a reduction of $1,280.0 million to the carrying value of goodwill on our Consolidated Balance Sheet, primarily due to the decline in our market capitalization that occurred over a period of approximately nine months prior to the impairment review and, to a lesser extent, to a decrease in forecasted future cash flows.

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

We may face difficulties enforcing our proprietary rights which could adversely affect our ability to compete.

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

As a result of our international operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market; and

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

In connection with certain acquisitions, we may agree to issue common stock or assume equity awards that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

The divestiture of our Junos® Pulse product portfolio could disrupt our business and may not yield the intended benefits.

We recently completed the sale of our Junos Pulse product portfolio to an affiliate of Siris Capital, a private equity firm, for total consideration of $228.1 million, of which $103.1 million was in cash, net of a $21.9 million working capital adjustment, and $125.0 million was in the form of an 18-month non-contingent interest bearing promissory note issued to the Company. Since approximately $125.0 million of the transaction consideration is in the form of an 18-month non-contingent seller promissory note, there is also the risk that we may not receive the amount owed to us by the buyer under the note and that instead the Junos Pulse assets will return to us.

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

We may be unable to generate the cash flow to service our debt obligations, including the Senior Notes and the Revolving Credit Facility.

In February 2014, we issued $350.0 million aggregate principal amount of 4.50% senior unsecured notes due 2024 (the “2024 Notes”) and in March 2011, we issued $1.0 billion aggregate principal amount of senior unsecured notes (the “Senior Notes” and together with the 2024 Notes, the “Notes”), and (see discussion in Note 11, Long-Term Debt and Financing, in the Notes to Consolidated Financial Statements of this Report). As of September 30, 2014, we had $1,348.9 million in outstanding long-term debt. In June 2014, we entered into a Credit Agreement with certain institutional lenders that provides for a five year $500.0 million unsecured Revolving Credit Facility, with an option to increase the credit facility, up to a maximum of $700.0 million. The Credit Agreement will terminate in June 2019, at which point all amounts borrowed must be repaid. As of September 30, 2014, no amounts were outstanding under the Credit Agreement.

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

In October 2014, we announced a cash dividend of $0.10 per share of common stock payable on December 23, 2014 to stockholders of record as of the close of business on December 2, 2014. Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements and other factors. Any failure to pay or increase future dividends as announced, reduction or discontinuation of quarterly dividends could have a material adverse effect on our stock price.

In addition, our Board of Directors recently authorized a $1.1 billion increase to our current capital return plan, which includes a planned $1.5 billion of share repurchases before the end of the second quarter of 2015. The capital return plan will be funded by a combination of onshore cash, previously issued debt and potentially, additional debt financing, to preserve our financial flexibility to invest in future growth opportunities and maintain our investment grade credit rating. Any failure to meet our commitments to return capital to our shareholders could have a material adverse effect on our stock price.

The investment of our cash balance and our investments in government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At September 30, 2014, we had $1,615.9 million in cash and cash equivalents and $1,705.1 million in short- and long-term investments. We have invested these amounts primarily in asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, foreign government debt securities, government- sponsored enterprise obligations, money market funds, mutual funds, publicly-traded equity securities and U.S. government securities. Certain of these investments are subject to general credit, liquidity, market, sovereign debt, and interest rate risks. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our liquidity, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides a summary of stock repurchases during the three months ended September 30, 2014 (in millions, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2014	19.3	$19.58	19.3	$825.0
August 1 - August 31, 2014	20.3	$23.47	20.2	$350.0
September 1 - September 30, 2014(3)	—	$23.35	—	$350.0
Total	39.6	$21.57	39.5
________________________________

(1)
Amounts include repurchases under our stock repurchase programs and repurchases of our common stock for our employees in connection with net issuances of shares to satisfy minimum tax withholding obligations for the vesting of certain stock awards.

(2)
Shares were repurchased under our stock repurchase program approved by the Board in February 2014, which authorized us to purchase an aggregate of up to $2.1 billion of our common stock. The $2.1 billion authorization replaced the $1.0 billion authorization approved by the Board in July 2013. In October 2014, the Board approved an increase of $1.3 billion to our 2014 Stock Repurchase Program. Future share repurchases under our capital return plan will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements.

(3)	The month ended September 30, 2014 includes an immaterial number of shares repurchased associated with minimum tax withholdings.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.2	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)*

10.3	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)*

10.4
Consent to Assignment and Third Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.5
Consent to Assignment and Second Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)*

10.6
Consent to Assignment and Amendment No. 3 to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)*

10.7	Sublease by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord, dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.8	Consent to Sublease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.9	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended October 2, 2014*

10.10	Form of Severance Agreement for Certain Officers first used in November 2014*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

Juniper Networks, Inc.

November 10, 2014	By:	/s/ Robyn M. Denholm
Robyn M. Denholm
Executive Vice President, Chief Financial and Operations Officer (Duly Authorized Officer and Principal Financial Officer)

November 10, 2014	By:	/s/ Terrance F. Spidell
Terrance F. Spidell
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.1	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.2	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)*

10.3	Assignment and Assumption of Lease by and between Juniper Networks, Inc., as Assignor, and Google Inc., as Assignee, dated August 18, 2014 -1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)*

10.4
Consent to Assignment and Third Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.5
Consent to Assignment and Second Amendment to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1184 N. Mathilda Avenue, Sunnyvale, California (Building 2)*

10.6
Consent to Assignment and Amendment No. 3 to Lease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1220 N. Mathilda Avenue, Sunnyvale, California (Building 3)*

10.7	Sublease by and between Juniper Networks, Inc., as Subtenant, and Google Inc., as Sublandlord, dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.8	Consent to Sublease by and between Juniper Networks, Inc., FSP-Sunnyvale Office Park, LLC and Google Inc., dated August 18, 2014 - 1194 N. Mathilda Avenue, Sunnyvale, California (Building 1)*

10.9	Juniper Networks, Inc. 2006 Equity Incentive Plan, as amended October 2, 2014*

10.10	Form of Severance Agreement for Certain Officers first used in November 2014*

12.1	Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101
The following materials from Juniper Network Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, and (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.